Form 10-Q
period 2000-06-30
GLOBALSCAPE INC
filed 2000-08-14
CIK 1112920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000
Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                          ---------    ------------

               Commission File Number:
                                       ----------------------------

                               GlobalSCAPE Inc.
                               ----------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                    74-2785449
                  --------                                    ----------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
               or organization)                                 No.

    6000 Northwest Parkway, Suite 100                           78249
    ---------------------------------                           -----
(Address of principal executive offices)                      (Zip Code)

                                (210) 308-8267
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        [X] Yes    [ ]No

The number of shares outstanding of the registrant's common stock at June 30, 2000 was 12,920,000.

                                GlobalSCAPE Inc.

                         Quarterly Report on Form 10-Q
                      For the Quarter ended June 30, 2000

                                     Index
                                                            Page
                                                            ----
Part I.   Financial Information


Item 1.   Interim Financial Statements (Unaudited)
          Balance Sheets as of December 31, 1999 and
          June 30, 2000                                      3
          Statements of Operations for the three and
          six months ended June 30, 1999 and 2000            5
          Statements of Cash Flows for the six months
          ended June 30, 1999 and 2000                       6
          Notes to Financial Statements                      7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      10

Part II.  Other Information

Item 1.   Legal Proceedings                                  18

Item 2.   Changes in Securities and Use of Proceeds          18

Item 3.   Defaults Upon Senior Securities                    18

Item 4.   Submission of Matters to a Vote of Security
          Holders                                            18

Item 5.   Other Information                                  18

Item 6.   Exhibits and Reports on Form 8-K                   18

Signature                                                    19

                               GlobalSCAPE, Inc.
                                 Balance Sheets



                                                                       December 31, 1999              June 30, 2000
                                                                                                       (Unaudited)
Assets

Current assets:
   Cash                                                                       $   16,361                 $  214,059
   Accounts receivable (net of allowance for doubtful accounts of
    $70,000 and $126,581 in December and June respectively)                      368,353                    632,121
   Prepaid expenses                                                               25,216                     48,166
                                                                              ----------                 ----------
         Total current assets                                                    409,930                    894,346

Property and equipment:
   Furniture and fixtures                                                         54,720                    230,924
   Software                                                                       28,554                     29,344
   Equipment                                                                     203,480                    441,919
   Leasehold improvements                                                          1,426                    110,781
   Software development costs                                                    102,686                    158,285
                                                                              ----------                 ----------

                                                                                 390,866                    971,253
   Accumulated depreciation and amortization:                                   (106,866)                  (166,818)
                                                                              ----------                 ----------

Net property and equipment                                                       284,000                    804,435

Other assets:
   Core software technology (net of accumulated amortization of
    $224,736 and $314,113 in December and June respectively)                     674,207                    584,830
   Goodwill (net of accumulated amortization of $18,837 and
    $22,359 in December and June respectively)                                    30,287                     26,765
   Deferred tax assets                                                            36,230                     67,697
   Other                                                                          36,645                     29,562
                                                                              ----------                 ----------

         Total other assets                                                      777,369                    708,854
                                                                              ----------                 ----------

         Total assets                                                         $1,471,299                 $2,407,635
                                                                              ==========                 ==========

                            See accompanying notes.

                                GlobalSCAPE Inc.
                                 Balance Sheets


                                                                         December 31, 1999              June 30, 2000
                                                                                                         (Unaudited)
Liabilities and Stockholder's Equity

Current liabilities:
   Accounts payable                                                             $      202                 $   75,275
   Accrued liabilities                                                              64,764                    143,240
   Due to parent                                                                   265,253                    353,957
   Current maturities of long-term debt                                            215,710                    164,130
   Current portion of capital lease obligation                                      24,172                     58,560
                                                                                ----------                 ----------

         Total current liabilities                                                 570,101                    795,162

Long-term liabilities
   Long-term debt, less current portion                                             24,667                         --
   Capital lease obligations, less current portion                                  32,257                    165,896
                                                                                ----------                 ----------
                                                                                    56,924                    165,896

Commitments and contingencies

Stockholder's equity:
   Preferred Stock, par value $0.001 per share, 10,000,000 shares
    authorized, no shares issued or outstanding                                         --                         --
   Common stock, par value $0.001 per share, 40,000,000 shares
    authorized, 12,920,000 shares issued and outstanding                            12,920                     12,920
   Additional paid-in capital                                                       49,112                     49,112
   Accumulated earnings                                                            782,242                  1,384,545
                                                                                ----------                 ----------

         Total stockholder's equity                                                844,274                  1,446,577
                                                                                ----------                 ----------

         Total liabilities and stockholder's equity                             $1,471,299                 $2,407,635
                                                                                ==========                 ==========


                            See accompanying notes.

                                GlobalSCAPE Inc.
                            Statements of Operations
                                  (Unaudited)


                                               Three months ended June 30,                Six months ended June 30,
                                               1999                  2000                 1999                2000
                                           ---------------------------------            -------------------------------
Operating revenues:
    Software product revenues              $   708,088           $ 1,309,728            $1,389,218          $ 2,625,726
    Advertising revenues                        35,539               231,528                35,539              365,543
                                           ---------------------------------            -------------------------------
        Total revenues                         743,627             1,541,256             1,424,757            2,991,269

Cost of revenue:
    Software products                           25,451                51,993                53,371               86,792
                                           ---------------------------------            -------------------------------
        Total cost of revenues                  25,451                51,993                53,371               86,792
                                           ---------------------------------            -------------------------------
Gross profit                                   718,176             1,489,263             1,371,386            2,904,477

Operating expenses:
    Selling, general and
      administrative expenses                  358,321               984,405               740,650            1,498,726
    Research and development expenses           21,857               140,817                47,082              264,088
    Depreciation and amortization               65,020                97,896               127,453              187,037
                                           ---------------------------------            -------------------------------
        Total operating expense                445,198             1,223,118               915,185            1,949,851
                                           ---------------------------------            -------------------------------
Income from operations                         272,978               266,145               456,201              954,626

Other income (expense):
    Interest expense, net                      (18,415)               (6,914)              (40,650)             (14,560)
    Gain (loss) on sale of assets                   --                (6,968)                   --               (7,535)
                                           ---------------------------------            -------------------------------
Income before income taxes                     254,563               252,263               415,551              932,531

Income tax provision:
    Current:
        Federal                                 88,606                95,578               144,665              317,669
        State                                   12,280                13,246                20,049               44,025
    Deferred:
        Federal                                 (5,792)              (12,598)               (9,457)             (27,636)
        State                                     (803)               (1,746)               (1,311)              (3,830)
                                            --------------------------------           --------------------------------
Total income tax provision                      94,291                94,480               153,946              330,228
                                            --------------------------------           --------------------------------
Net income                                  $  160,272           $   157,783           $   261,605          $   602,303
                                            ================================           ================================

Net income per common share                 $     0.01           $      0.01           $      0.02          $      0.05
Net income per common share -
    assuming dilution                       $     0.01           $      0.01           $      0.02           $     0.05
Number of shares used in per
  share calculations
    Basic                                   12,920,000            12,920,000            12,920,000           12,920,000
    Assuming Dilution                       13,287,029            13,259,999            13,282,514           13,269,159


 All per share amounts have been adjusted to reflect the 7.6 for 1 stock split effected in May 2000.
                            See accompanying notes.

                                GlobalSCAPE Inc.
                            Statements of Cash Flows
                                  (Unaudited)


                                                                                   Six month period ending June 30,
                                                                                    1999                      2000


Operating Activities
Net Income                                                                       $ 261,605                  $ 602,303
   Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                127,453                    187,037
      Loss on disposition of assets                                                     --                      7,535
   Changes in operating assets and liabilities:
         Accounts receivable                                                       (52,626)                  (263,768)
         Prepaid expenses                                                           (2,155)                   (22,950)
         Deferred tax assets                                                       (10,768)                   (31,467)
         Other assets                                                                5,923                      7,083
         Accounts payable                                                          (14,847)                    75,073
         Accrued liabilities                                                        68,643                     78,476
         Due to parent                                                              (8,881)                    88,704
                                                                                 ---------                  ---------
Net cash provided by operating activities                                          374,347                    728,026

Investing Activities
     Purchase of property and equipment                                            (28,302)                  (412,388)
                                                                                 ---------                  ---------
Net cash (used in) investing activities                                            (28,302)                  (412,388)

Financing activities
     Borrowings under notes payable                                                180,000                     70,000
     Principal payments on notes payable                                          (495,828)                  (147,065)
     Principal payments on capital lease obligations                                (1,493)                   (40,875)
                                                                                 ---------                  ---------
Net cash (used in) financing activities                                           (317,321)                  (117,940)

Net increase in cash and cash equivalents                                           28,724                    197,698

Cash at beginning of period                                                         65,480                     16,361
                                                                                 ------------------------------------
Cash at end of period                                                            $  94,204                  $ 214,059
                                                                                 ====================================


                            See accompanying notes.

                         Notes to Financial Statements

Nature of Business

     GlobalSCAPE, Inc. develops, markets, distributes and supports leading web-based software products in a variety of categories including file management, multimedia utilities and web application development tools. We were incorporated in April 1996 and are a wholly owned subsidiary of American TeleSource International, Inc., (ATSI) a public company, and are best known for our popular file transfer program, CuteFTP.

     On a consolidated basis as of July 31, 1999, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. These conditions, as noted by ATSI's auditors in their report dated October 5, 1999, raise substantial doubt about ATSI's ability to continue as a going concern at July 31, 1999. Management of ATSI believes the ability of ATSI to continue as a going concern is dependent upon the ongoing support of its stockholders and customers, its ability to obtain capital resources to support operations and its ability to successfully market its services. In addition, ATSI is likely to require additional financial resources to support its ongoing operations. There can be no assurances, however, that such equity offerings or long-term debt financing arrangements will be sufficient to support existing operations.

     We have a history of earnings and positive cash flow. Our assets and stock do not secure any obligations of ATSI. In addition, ATSI has represented it has no plans or intentions that would adversely affect the operations or financial position of GlobalSCAPE.

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the financial position of GlobalSCAPE Inc. as of December 31, 1999 and June 30, 2000, the results of operations for the three and six months ended June 30, 1999 and 2000, and cash flows for the six months ended June 30, 1999 and 2000. All adjustments are of a normal recurring nature. It is recommended that these interim financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in our amended filing on Form 10 filed with the SEC on July 28, 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 as amended by SFAS 137, is effective for all years beginning after June 15, 2000, with earlier application encouraged. We do not currently nor do we intend in the future to use derivative instruments and therefore do not expect that the adoption of SFAS 133 will have any impact on our financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which currently must be adopted by the fourth quarter of the year 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB 101.

Debt

     In February 2000, we entered into a loan agreement with a bank for $70,000 with the principal and interest payable in twelve monthly installments of $6,142 beginning March 1, 2000, including interest at prime rate plus 1%. The loan is secured by substantially all of our assets.

Capital Leases

     In September 1999, we entered into a capital lease agreement for office equipment for $250,000. The payment terms are for 48 months after receipt of the equipment and include a one dollar bargain purchase option at the end of the lease term. The equipment was delivered and installed in March 2000.

Operating Leases

     We entered into a lease for new facilities in April 1999. The monthly lease term began in April 2000. The terms of this lease include an escalation clause whereby no payments are due from April 2000 to September 2000. Monthly lease payments are $15,888 and begin in October of 2000.

Related Party Transactions

     We are a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation ("NTFC"). The lease obligation at December 31, 1999 totaled $2,000,000. ATSI was in default of financial covenants of the lease as of April 30, 2000 and received a waiver from NTFC stating that it waived ATSI's compliance requirement as of that date. ATSI believes it will likely be in default of the same covenants at July 31, 2000 and has requested NTFC to re-set the covenants to prevent future defaults. NTFC is reviewing the request. ATSI has classified the lease obligation as long-term. Neither our assets nor our stock secure the capital lease obligation with NTFC.

Stock Options under the 1998 Plan

     Subsequent to December 31, 1999, the Company canceled options to purchase 44,500 shares of common stock under the plan. In consideration for canceling these options, the Company paid $5,000 in cash consideration to the option holders. In addition, the Company agreed to issue 38,500 shares to the option holders when and if a public offering of the Company is completed. If a public offering of our stock is not completed by August 31, 2000, the options previously held by these employees are restated.

2000 Stock Option Plan

     In May 2000, the board of directors approved the 2000 stock option plan (the "Plan") for key employees, nonemployee directors, and advisors of the Company. Under the terms of the Plan, up to 3,660,000 shares of the Company's common stock may be granted in the form of incentive stock options or non-qualified stock options. The maximum aggregate number of shares of common stock which may be granted to any optionee during the term of the Plan shall not exceed 2,000,000. The Plan provides that the purchase price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant.

Stockholder's Equity

     In May 2000, the board of directors amended the certificate of incorporation to increase the number of authorized shares of capital stock which the corporation has the authority to issue to 50,000,000 shares consisting of 40,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share. The board of directors also declared a 7.6 for 1 stock split of the shares of the Company's issued and outstanding common stock. All information in the accompanying financial statements and notes to the financial statements has been retroactively adjusted to reflect the effects of this stock split.

Earnings per Common Share

     Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) for all periods presented. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Below is a reconciliation of the numerators and denominators of basis earnings per share for each of the periods presented:

                                                 Three month's ended June 30,                     Six month's ended June 30,
                                                 1999                   2000                    1999                    2000
Numerators
Numerators for basic and diluted
 earnings per share:
    Net Income                               $   160,272            $   157,783             $   261,605             $   602,303
    Numerator for basic and
     diluted earnings per share                  160,272                157,783                 261,605                 602,303

Denominators
Denominators for basic and diluted
 earnings per share:
    Weighted average shares
    outstanding - Basic                       12,920,000             12,920,000              12,920,000              12,920,000

Dilutive potential common shares
Stock Options                                    367,029               339,999                 362,514                 349,159
Denominator for dilutive earnings per
 share                                        13,287,029            13,259,999              13,282,514              13,269,159
Net Income per common share
Net Income                                   $      0.01           $      0.01             $      0.02             $      0.05
Net Income per common share - assuming
 dilution
Net Income                                   $      0.01           $      0.01             $      0.02             $      0.05

Item 2. Management's Discussion and Analysis and Analysis of Financial Condition and Results of Operations

          Except for the historical information contained herein, the matters discussed in our Form 10Q include certain forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Those statements include, but may not be limited to, all statements regarding our intent, beliefs and expectations, such as statements concerning our future and our operating and growth strategy. Investors are cautioned that all forward-looking statements involve risks and uncertainties including without limitation, the factors set forth under the caption "Risk Factors" in the Form 10 filed July 28, 2000. One or more of these factors have affected, and in the future could affect our business and financial results and could cause actual results to differ materially from those anticipated in these forward-looking statements. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives will be achieved. All forward-looking statements made in this Form 10-Q are based on information presently available to our management. We assume no obligation to update any forward-looking statements.

Overview

          GlobalSCAPE develops, markets and distributes Internet- based software products in a variety of categories including file management, file searching and sharing and web application development tools to business and consumer markets. We derive our revenue primarily through sales of software via the Internet. A small percentage of our products are sold through traditional retail channels. Revenues from the sale of software products are recognized upon shipment or electronic delivery and we bear full credit risk with respect to all sales. The installation process for our software products is simple and requires little or no support. To date, more than 97% of our revenues have been generated from one product, CuteFTP. This reliance on one product makes our business risky. It is our strategy to grow our revenues by introducing new products to the market but we have not proven our ability to do so. Our products are available for free trial periods and can be downloaded from our website as well as many shareware sites. All products with the exception of CuteMX have some or all functionality disabled after the trial period to encourage the user to pay the license fee. For example, in the case of CuteFTP if the consumer chooses not to pay, the program limits functionality and continues to display advertising banners when used. If the consumer pays for the product, full functionality is restored and the consumer can choose to turn the ad banners off.

          In addition to software sales, we generate revenues through advertising from within our software products. We also sponsor complementary products and services from within our products and receive payment from the sponsored company when a product or service is downloaded from our web site or accepted through our product. It is our expectation that advertising will grow as a percentage of total sales in future periods. We have agreements with third parties who sell the advertising space generated in our products and facilitate the display of the banners. These third parties sell on a best efforts basis and retain a portion of the gross sales as their fee. Neither party makes guarantees regarding the number of displays or the response rates generated from those displays. We recognize only the net proceeds remitted to us as revenue and consider it earned in the period in which the ads are displayed. We began displaying ad banners in our products for the first time in the second quarter of 1999 and earned an average of $2.30 per thousand banners displayed (CPM). For all of 1999, we earned an average of $2.21 per 1,000 banners displayed. This number fell to $1.09 for the first quarter of 2000 but rebounded to $1.32 in the second quarter. The average for the six months ended June 30, 2000 was $1.23 per thousand. This decline was offset by very strong growth in the number of ads displayed. During the three months ending June 30, 1999 we displayed approximately 14.5 million ads while more than 286 million were displayed in the first half of 2000. Some of the decline in CPM, we believe, is due to the seasonality of advertising. However, some of the decline may be attributable to increases in supply which may keep prices depressed in future periods. Our strategy is to reduce our reliance on intermediaries to increase the amounts earned per display. However, we have not yet begun this process and cannot predict our success in this endeavor. In addition, the acceptance by our consumers of advertising is difficult to predict. Because our advertisers direct these ads based on demographic and other data collected from the consumer during the installation and use of the products, right to privacy concerns may be raised which could lead to decreased use of our products.

          Our strategy relies on our ability to bring new products to market and generate revenues from both the sale of licenses and from advertising. As stated previously, most of our revenues are generated from one product, CuteFTP. In addition, the market for advertising is new and unpredictable. We could fail in our attempt to eliminate intermediaries, and we could suffer a decline in rates due to increased supply or a reduction in volume due to reduced acceptance of advertising from within software products.

          In 1999, approximately 24% of our total revenues were earned outside the United States. In the three month periods ended March 31 and June 30, 2000 this number was 30% and 32%, respectively. Foreign sales in all periods were concentrated in Western Europe, Canada and Australia. All receipts are in U.S. currency.

          We rely on developers outside the United States for a large portion of the coding burden. This, we believe, is a cost effective and time efficient method of product development. Our internal developers are responsible for managing the process and quality control. This strategy exposes us to some risk. If access to these developers ceases or becomes difficult, it would increase the time and cost of bringing products to market.

          There is considerable legal controversy surrounding media file sharing programs such as CuteMX, as illustrated by the lawsuit brought by the Recording Industry Association of America against the distributor of an MP3 file sharing program, Napster, Inc. The RIAA believes that Napster is violating various laws by distributing a product which has allowed the widespread exchange of copyrighted music files. We have developed CuteMX as a mainstream application that discourages improper transfers of copyrighted materials. For example, CuteMX allows end users to transfer all file types, rather than just MP3's, it allows end users to flag MP3 files as copyrighted, in which case they are not transferable across the CuteMX network, and displays end user Internet protocol, or IP, addresses to encourage personal responsibility. The program respects security features embedded in transferred files, such as features which allow files to be played only on the computer on which they were created or which lay the foundation for copyright owners to obtain payment for access to their intellectual property, such as requiring an e-mail address, demographic information or a subscription to a monthly service. Additionally, cutemx.com offers a variety of content authorized for distribution by independent and mainstream artists, who are able to earn revenue from the distribution of their songs through advertisements placed within music files. On July 27, 2000 we restricted public access to our CuteMX service pending further review of the controversy surrounding file sharing programs such as CuteMX and Napster. While the legal issues are being resolved we will continue to develop the product and the technology behind it.

          In January of 2000, ATSI's Board of Directors decided that a portion of the GlobalSCAPE shares held by ATSI would be spun-off to the shareholders of ATSI. The spin-off was to occur contemporaneously with a public offering of GlobalSCAPE stock as part of a plan to raise funds for GlobalSCAPE's growth and ATSI's general corporate purposes. GlobalSCAPE and ATSI have decided not to make a public offering of GlobalSCAPE common stock contemporaneously with the spin-off in light of current market conditions. ATSI will complete the spin-off at this time, and ATSI and GlobalSCAPE will continue to evaluate a public offering as well as other alternatives to finance GlobalSCAPE's growth and raise funds for ATSI.

                                GlobalSCAPE Inc.

                             Results of Operations
                                  (Unaudited)


                                           Three months ended June 30,             Six months ended June 30,
                                             1999              2000                  1999             2000
Operating revenues:
    Software product revenues           $   708,088        $ 1,309,728           $ 1,389,218      $ 2,625,726
    Advertising revenues                     35,539            231,528                35,539          365,543
                                        ------------------------------           ----------------------------
       Total revenues                       743,627          1,541,256             1,424,757        2,991,269
Cost of revenue:
    Software products                        25,451             51,993                53,371           86,792
                                        ------------------------------           ----------------------------
       Total cost of revenues                25,451             51,993                53,371           86,792
                                        ------------------------------           ----------------------------
Gross profit                                718,176          1,489,263             1,371,386        2,904,477

Operating expenses:
    Selling, general and
     administrative expenses                358,321            984,405               740,650        1,498,726
    Research and development expenses        21,857            140,817                47,082          264,088
    Depreciation and amortization            65,020             97,896               127,453          187,037
                                        ------------------------------           ----------------------------
       Total operating expense              445,198          1,223,118               915,185        1,949,851
                                        ------------------------------           ----------------------------
Income from operations                      272,978            266,145               456,201          954,626

Other income (expense):
    Interest expense, net                   (18,415)            (6,914)              (40,650)         (14,560)
    Gain (loss) on sale of assets                 -             (6,968)                    -           (7,535)
                                        ------------------------------           ----------------------------
Income before income taxes                  254,563            252,263               415,551          932,531

Income tax provision:
    Current:
       Federal                               88,606             95,578               144,665          317,669
       State                                 12,280             13,246                20,049           44,025
    Deferred:
       Federal                               (5,792)           (12,598)               (9,457)         (27,636)
       State                                   (803)            (1,746)               (1,311)          (3,830)
                                        ------------------------------           ----------------------------
Total income tax provision                   94,291             94,480               153,946          330,228
                                        ------------------------------           ----------------------------
Net income                              $   160,272        $   157,783           $   261,605      $   602,303
                                        ==============================           ============================
Net income per common share             $      0.01        $      0.01           $      0.02      $      0.05
Net income per common
 share - assuming dilution              $      0.01        $      0.01           $      0.02      $      0.05
Number of shares used in
 per share calculations
    Basic                                12,920,000         12,920,000            12,920,000       12,920,000
    Assuming Dilution                    13,287,029         13,259,999            13,282,514       13,269,159


 All per share amounts have been adjusted to reflect the 7.6 for 1 stock split effected in May 2000.

Three Months ended June 30, 1999 and 2000

     Sales. We derive our revenues primarily from software sales and from advertising from within our software products. We recognize revenue from the sale of software products upon delivery through electronic software distribution or shipment of the physical product to the end-user. For advertising sales, revenue is recognized as services are performed. Sales are comprised of the gross selling price of software, including shipping charges and the net proceeds received from advertisers. We contract with third parties for the delivery and sales of advertising. Only the net amount earned is recognized as revenue. For the three months ended June 30, 1999 and 2000, total revenues increased 107% from $743,627 to $1,541,256. Sales of licenses during these periods increased from $708,088 to $1,309,728, an 85% increase. Unit sales of our software products increased 52% from 27,862 to 42,236. The average selling price per unit increased period to period due to a shift in the mix of sales away from multi-seat licenses. We recognized advertising revenues for the first time in the three month period ending June 30,1999, displaying approximately 14.5 million banners and generating $35,539 in revenue. Advertising revenue in the three month period ending June 30, 2000 was $231,528, a 552% increase from the comparable period a year ago and accounted for 15% of total revenues as compared to only 5% in the same period of 1999. During the three month period ended June 30, 2000 we displayed more than 173 million banners which accounted for the majority of advertising revenues. In addition, we generated approximately 2,700 responses for sponsored products which are reported as part of advertising revenues.

     Cost of Revenues. Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs. Cost of revenues increased 104% between periods primarily due to increased unit sales of our software licenses and increased bandwidth capacity. The gross margin remained the same for each period, 96.6%.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, rents, advertising and promotional expenses, bad debt expense and credit card transaction fees. Selling, general and administrative expenses increased from $358,321 in the three months ended June 30, 1999 to $984,405 in the same period in 2000, a 175% increase. As a percentage of total sales, selling, general and administrative expenses increased from 48% to 64% during these periods. Expenses increased primarily as a result of increased personnel costs including salaries, payroll taxes, insurance and recruiting fees as well as increased rents associated with our move to a larger facility. In addition, we incurred a number of legal fees related to the Form 10 filed May 12, 2000. The number of persons employed by GlobalSCAPE increased from approximately 19 at June 30, 1999 to 30 on June 30, 2000.

     Research and Development. Research and development expenses increased 544% between periods, from $21,857 to $140,817. The increase is due to the rapid expansion of our internal research and development staff as well as increased expenditures on external development resources.

     Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of CuteFTP. Depreciation and amortization expense increased from $65,020 in the three months ended June 30, 1999 to $97,896 in the same period 2000, an increase of 51%.
This increase was due primarily to the addition of office furniture, computers and computer related equipment.

     Interest Expense, net. Interest expense consists primarily of interest expense related to the purchase of CuteFTP and interest expense related to our various capital leases and working capital borrowings. Interest expense declined from $18,415 to $6,914 between periods, a decline of 63%. The decline is due primarily to a reduction in the interest expense recognized as part of the purchase of CuteFTP. The Company's debt related to this purchase was satisfied in January 2000. Other interest expense recognized during the periods is related to capital leases and working capital borrowings.

     Loss on Sale of Assets. During the second quarter of 2000, we disposed of furniture and other assets resulting in a loss of $6,968. No losses on the disposition of assets were incurred in the same period of 1999.

     Income Taxes. ATSI files a consolidated return for it and its affiliates, including GlobalSCAPE, for income taxes. Since ATSI has had and continues to have net operating losses, no income taxes have been due in any reported period. Our financial statements reflect the costs had income taxes been paid by GlobalSCAPE. Current federal income taxes for the three months ended June 30, 1999 would have been $88,606, whereas for the same period 2000 they would have been $95,578, an 8% increase. Current Delaware state income taxes would have increased from $12,280 to $13,246 over the same periods. Our deferred tax expenses for the three months ended June 30, 1999 for federal and state taxes were $5,792 and $803, respectively, whereas for 2000 those expenses were $12,598 and $1,746 respectively.

     Net Income. Net income decreased slightly from period to period as a result of increased operating expenses. Net income for the three months ended June 30, 1999 was $160,272 and $157,783 for the three months ended June 30, 2000, a 2% decrease. The growth in revenues of 107% was offset by the 175% increase in operating expenses. These expenses, selling, general and administrative, research and development and depreciation and amortization collectively were 60% of total revenues in second quarter of 1999 and 79% in the second quarter of 2000.

Six Months ended June 30, 1999 and 2000

     Sales. We derive our revenues primarily from software sales and from advertising from within our software products. We recognize revenue from the sale of software products upon delivery through electronic software distribution or shipment of the physical product to the end-user. For advertising sales, revenue is recognized as services are performed. Sales are comprised of the gross selling price of software, including shipping charges and the net proceeds received from advertisers. We contract with third parties for the delivery and sales of advertising. Only the net amount earned is recognized as revenue. For the six months ended June 30, 1999 and 2000, total revenues increased 110% from $1,424,757 to $2,991,269. Sales of licenses during these periods increased from $1,389,218 to $2,625,726, an 89% increase. Unit sales of our software products increased 86% from 51,107 to 95,163. The average selling price per unit remained relatively the same between periods. We recognized advertising revenues of $35,539 in the six month period ending June 30,1999, displaying approximately
14.5 million banners. Advertising revenue in the six month period ending June 30, 2000 was $365,543, a 929% increase from the comparable period a year ago. Advertising revenue accounted for 2.5% of total revenues in the six months ended June 30, 1999 and 12% of total revenues during the same period of 2000. During the six months ended June 30, 2000 we displayed more than 286 million banners which accounted for the majority of advertising revenues. In addition, we generated more than 16,000 responses for sponsored products which are reported as part of advertising revenues.

     Cost of Revenues. Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs. Cost of revenues increased 63% between periods primarily due to increased unit sales of our software licenses and increased bandwidth capacity. Gross margin increased slightly from 96% to 97%.

     Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, rents, advertising and promotional expenses, bad debt expense and credit card transaction fees. Selling, general and administrative expenses increased from $740,650 in the six months ended June 30, 1999 to $1,498,726 in the same period in 2000, a 102% increase. As a percentage of total sales, selling, general and administrative expenses decreased from 52% to 50% during these periods. Expenses increased primarily as a result of increased personnel costs including salaries, payroll taxes, insurance and recruiting fees as well as increased rents associated with our move to a larger facility. In addition, we incurred a number of legal fees related to the Form 10 filed May 12, 2000. The number of persons employed by GlobalSCAPE increased from approximately 19 at June 30, 1999 to 30 on June 30, 2000.

     Research and Development. Research and development expenses increased 461% between periods, from $47,082 to $264,088. The increase is due to the rapid expansion of our internal research and development staff as well as increased expenditures on external development resources.

     Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of CuteFTP. Depreciation and amortization expense increased from $127,453 in the six months ended June 30, 1999 to $187,037 in the same period 2000, an increase of 47%. This increase was due primarily to the addition of office furniture, computers and computer related equipment.

     Interest Expense, net. Interest expense consists primarily of interest expense related to the purchase of CuteFTP and interest expense related to our various capital leases and working capital borrowings. Interest expense declined from $40,650 to $14,560 between periods, a decline of 64%. The decline is due primarily to a reduction in the interest expense recognized as part of the purchase of CuteFTP. The Company's debt related to this purchase was satisfied in January 2000. Other interest expense recognized during the periods is related to capital leases and working capital borrowings.

     Loss on Sale of Assets. During the six month period ending June 30, 2000, we disposed of furniture and other assets resulting in a loss of $7,535. No losses on the disposition of assets were incurred in the same period of 1999.

     Income Taxes. ATSI files a consolidated return for it and its affiliates, including GlobalSCAPE, for income taxes. Since ATSI has had and continues to have net operating losses, no income taxes have been due in any reported period. Our financial statements reflect the costs had income taxes been paid by GlobalSCAPE. Current federal income taxes for the six months ended June 30, 1999 would have been $144,665, whereas for the same period 2000 they would have been $317,669, a 120% increase. Current Delaware state income taxes would have increased from $20,049 to $44,025 over the same periods. Our deferred tax expenses for the six months ended June 30, 1999 for federal and state taxes were $9,457 and $1,311, respectively, whereas for 2000 those expenses were $27,636 and $3,830 respectively.

     Net Income. Net income increased from period to period as a result of revenue growth. Net income for the six months ended June 30, 1999 was $261,605 and $602,303 for the six months ended June 30, 2000, a 115% increase. Total revenues grew 110% while total operating expenses grew 113%, increasing only 1% as a percentage of sales.

Liquidity and Capital Resources

     On February 1, 2000, we entered into a note payable for $70,000 as evidenced by a Promissory Note with The Frost National Bank as Lender. As of June 30, 2000, the outstanding balance was approximately $47,492. We began making monthly principal and interest payments in the amount of $6,142 on March 1, 2000 and will continue to make such payments for a period of twelve months, through February 1, 2001. The interest rate is subject to change. On March 1, 2000, the interest rate was 9.50% per annum. There are no prepayment penalties so we can pay all or a portion of the loan at any time without owing a penalty amount. If a default occurs under the Note, Lender may accelerate all or a portion of the debt. Both parties have agreed to arbitrate any dispute that arises under the Note in the City of San Antonio, Bexar County.

     In connection with the $70,000 note payable described above, we have entered into a Commercial Security Agreement, dated February 1, 2000, with The Frost National Bank as Lender whereby we granted Lender a security interest in all of our accounts and equipment. In the event of a default under the Security Agreement, Lender may sell the collateral in which they hold a security interest.

     On August 26, 1999, we, as a subsidiary of ATSI, entered into a Promissory Note along with American TeleSource International, Inc., a Texas corporation, and TeleSpan, Inc., a Texas corporation. The Note is in the amount of $2,000,000 payable to NTFC Capital Corporation, or NTFC. Interest was capitalized for the first six months and is calculated at a fixed rate per annum of interest equal to the five year bank swap rate as reported on the first borrowing date on the Dow Jones & Company Telerate screen, plus 495 basis points. All principal amounts borrowed are amortized and repaid quarterly with the first quarterly payment due June 2000. As of July 31, 2000, the outstanding balance including capitalized interest was approximately $2,039,347.

     In connection with the $2 million note payable described above we have entered into a Loan and Security Agreement along with American TeleSource International, Inc., a Texas corporation, and TeleSpan, Inc., dated July 31, 1999, whereby we have granted a security interest to NTFC in the equipment purchased with the loan proceeds, all proceeds from insurance policies, monies received from governmental bodies or agencies in connection with seizure of the collateral property, any amounts payable in connection with the collateral, and all cash proceeds and non-cash proceeds of the collateral in the form of equipment, inventory, accounts, general intangibles, chattel paper or other proceeds.

     The lease facility requires that ATSI meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. As of April 30, 2000, ATSI was in default of quarterly financial covenants related to revenues, gross margins and EBITDA. ATSI has received a waiver from NTFC stating that it waived the ATSI's compliance requirements as of April 30, 2000. However, based upon ATSI's results before and after the period ended April 30, 2000, ATSI will most likely be in default of these same covenants at the end of its next fiscal quarter and year end, July 31, 2000. ATSI has incurred losses since inception, had negative cash flows for most of its history, and currently has only limited resources to support its operations. If ATSI is unable to pay this obligation, the lender would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance. If ATSI were unable to pay any loan balance remaining after the sale of the equipment, the lender would have recourse against us for repayment. As a result, assets which otherwise would be used to execute our business strategy may have to be used to satisfy this debt.

     Net cash provided by operating activities in the six months ended June 30, 1999 and 2000 was $374,347 and $728,026 respectively. Net cash provided by operating activities in these periods was primarily the result of net income and adjustments related to depreciation and amortization as well as increases in accrued liabilities. Operating cash flows in the six months ended June 30, 2000 was further bolstered by increases in accounts payable and amounts due to our parent, ATSI. Positive operating cash in both periods was reduced by increases in accounts receivable, prepaid expenses and deferred tax assets.

     Net cash used in investing activities for the six months ended June 30, 1999 and 2000 was $28,302 and $412,388 respectively. Net cash used in investing activities in each of these periods was related to the purchase of property and equipment. The property and equipment purchased consisted primarily of phone systems and computer hardware and software for our new facility during the six months ended June 30, 2000.

     Net cash used in financing activities in the six months ended June 30, 1999 and 2000 was $317,321 and $117,940 respectively. Net cash used in financing activities for the six months ended June 30, 1999 consisted of $180,000 in bank borrowings, $495,828 in principal payments on notes payable and $1,493 in principal payments on capital lease obligations. The majority of principal payments on notes payable were related to the purchase of CuteFTP. Net cash used in financing activities for the six months ended June 30, 2000 consisted of $70,000 in bank borrowings, $147,065 in principal payments on notes payable and $40,875 in principal payments on capital lease obligations. The final payment for CuteFTP was made in January 2000 and accounts for the reduction in principal payments on notes payable between periods.

     As of June 30, 2000, we had approximately $214,059 in cash and cash equivalents. Our principal commitments consisted of obligations outstanding under capital leases and bank borrowings. We anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate that we will continue to add computer hardware resources and that we will expend significant resources on product development and the expansion of our management team and development staff. GlobalSCAPE may also use cash to acquire or license technology, products or businesses related to our current business. We also anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

     On a consolidated basis as of July 31, 1999, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. ATSI is likely to require additional financial resources in the near term and could require additional financial resources in the long-term to support its ongoing operations. These conditions raise substantial doubt about ATSI's ability to continue as a going concern.
The financial condition of our parent company may impede or eliminate our ability to execute our plan by impairing our ability to obtain financing. ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general.

                          Item II.  Other Information.

Item 1.   Legal Proceedings

          There is no litigation pending and we are not aware of any disputes that may lead to litigation.

Item 2.   Changes in Securities and Use of Proceeds

          (a) In May 2000, the board of directors amended the certificate of incorporation to increase the number of authorized shares of capital stock which the corporation has the authority to issue to 50,000,000 shares consisting of 40,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share. The board of directors also declared a 7.6 for 1 stock split of the shares of the Company's issued and outstanding common stock.
          (b)  Not applicable.
          (c)  Not applicable.
          (d)  Not applicable.

Item 3.   Defaults Upon Senior Securities

          None in the second quarter of fiscal 2000.

Item 4.   Submission of Matters to a Vote of Security Holders

          Each of the items described in "Changes in Securities and Use of Proceeds" was approved by ATSI, as the sole shareholder by unanimous written consent in May 2000.

Item 5.   Other Information

          None in the second quarter of fiscal 2000.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits
               27 Financial Data Schedule

          (B)  Reports on Form 8-K
               The Company filed no reports on Form 8-K during the second quarter of fiscal 2000.

                                   Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLOBALSCAPE, INC.



                              By: /s/ Sandra Poole-Christal
                                 ----------------------------
                                    Sandra Poole-Christal
                                    President