Form 10-Q
period 2000-09-30
GLOBALSCAPE INC
filed 2000-11-15
CIK 1112920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

Or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to ____________
              Commission File Number: _______000-30617____________

                                GLOBALSCAPE INC.
             (Exact name of registrant as specified in its charter)

                            DELAWARE                            74-2785449
 (State or other jurisdiction of incorporation               (I.R.S. Employer
                        or organization)                    Identification No.)

               6000 NORTHWEST PARKWAY, SUITE 101                   78249
            (Address of principal executive offices)            (Zip Code)

                                 (210) 308-8267
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   /X/ Yes   / / No

The number of shares outstanding of the registrant's common stock at September 30, 2000 was 12,936,190.

                                GLOBALSCAPE INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       INDEX

                                                                                            Page
                                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Interim Financial Statements (Unaudited)
         Balance Sheets as of December 31, 1999 and September 30, 2000                       3
         Statements of Operations for the three and nine months ended
         September 30, 1999 and 2000                                                         5
         Statements of Cash Flows for the nine months ended September 30, 1999 and 2000      6
         Notes to Financial Statements                                                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                          17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                   18

Item 2.  Changes in Securities and Use of Proceeds                                           18

Item 3.  Defaults Upon Senior Securities                                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                                 19

Item 5.  Other Information                                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                                    19

Signature                                                                                    20

                                GLOBALSCAPE, INC.
                                 BALANCE SHEETS

                                                               December 31, 1999     September 30, 2000
                                                                                         (Unaudited)
         Assets

         Current assets:
            Cash                                                     $      16,361            $    122,220
            Accounts receivable (net of allowance for
               doubtful accounts of  $70,000 and $104,955
               at December 31, 1999 and September 30, 2000
               respectively)                                               368,353                 362,949
            Due from parent                                                      -                 157,345
            Prepaid expenses                                                25,216                  38,438
                                                                   ---------------         ---------------
                  Total current assets                                     409,930                 680,952

         Property and equipment:
            Furniture and fixtures                                          54,720                 297,102
            Software                                                        28,554                  65,887
            Equipment                                                      203,480                 468,419
            Leasehold improvements                                           1,426                 144,388
            Software development costs                                     102,686                 158,285
                                                                   ---------------         ---------------
                                                                           390,866               1,134,081
            Accumulated depreciation and amortization:                    (106,866)               (236,806)
                                                                   ---------------         ---------------
         Net property and equipment                                        284,000                 897,275

         Other assets:
            Core software technology (net of accumulated
               amortization of $224,736 and $358,957 at
               December 31, 1999 and September 30, 2000
               respectively)                                               674,207                 539,986
            Goodwill (net of accumulated amortization of
               $18,837 and $24,123 at December 31, 2000
               and September 30, 2000 respectively)                         30,287                  25,001
            Deferred tax assets                                             36,230                  82,935
            Other                                                           36,645                  27,880
                                                                   ---------------         ---------------
                  Total other assets                                       777,369                 675,802
                                                                   ---------------         ---------------
                  Total assets                                     $     1,471,299           $   2,254,029
                                                                   ===============         ===============

                             See accompanying notes.

                                GLOBALSCAPE INC.
                                 BALANCE SHEETS

                                                               December 31, 1999     September 30, 2000
                                                                                        (Unaudited)
Liabilities and Stockholders' Equity

         Current liabilities:
            Accounts payable                                          $        202          $     107,172
            Accrued liabilities                                             64,764                259,573
            Due to parent                                                  265,253                      -
            Current maturities of long-term debt                           215,710                105,868
            Current portion of capital lease obligation                     24,172                 61,293
                                                                   ---------------        ---------------
                  Total current liabilities                                570,101                533,906

         Long-term liabilities
            Long-term debt, less current portion                            24,667                      -
            Capital lease obligations, less current portion                 32,257                170,654
                                                                   ---------------        ---------------
                                                                            56,924                170,654

         Commitments and contingencies

         Stockholders' equity:
            Preferred Stock, par value $0.001 per share,
               10,000,000 shares authorized, no shares
               issued or outstanding                                             -                      -
            Common stock, par value $0.001 per share,
               40,000,000 shares authorized, 12,920,000
               and 12,936,190 shares issued and
               outstanding at December 31, 1999 and
               September 30, 2000 respectively                              12,920                 12,936
            Additional paid-in capital                                      49,112                 50,715
            Accumulated earnings                                           782,242              1,485,818
                                                                   ---------------        ---------------
                  Total stockholders' equity                               844,274              1,549,469
                                                                   ---------------        ---------------
                  Total liabilities and stockholders' equity       $     1,471,299          $   2,254,029
                                                                   ===============        ===============

                             See accompanying notes.

                                GLOBALSCAPE INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                         1999            2000              1999            2000
                                                     -------------------------------   ------------------------------
  Operating revenues:
    Software product revenues                          $   698,697      $ 1,354,386      $ 2,087,915     $ 3,980,112
    Advertising revenues                                    95,193          172,200          130,732         537,743
                                                     -------------------------------   ------------------------------
      Total revenues                                       793,890        1,526,586        2,218,647       4,517,855

  Operating expenses:
    Cost of revenues (exclusive of
    depreciation and amortization shown separately below)   28,638           43,639           82,009         130,431
    Selling, general and administrative expenses           504,727          975,240        1,245,376       2,473,967
    Research and development expenses                       37,410          217,686           84,492         481,774
    Depreciation and amortization                           65,479          116,595          192,932         303,632
                                                     -------------------------------   ------------------------------
      Total operating expense                              636,254        1,353,160        1,604,809       3,389,804
                                                     -------------------------------   ------------------------------
  Income from operations                                   157,636          173,426          613,838       1,128,051

  Other income (expense):
    Interest expense, net                                   (9,487)         (11,889)         (50,137)        (26,448)
    Gain (loss) on sale of assets                                -                -                -          (7,535)
                                                     -------------------------------   ------------------------------
  Income before income taxes                               148,149          161,537          563,701       1,094,068

  Income tax provision:
    Current:
      Federal                                               51,607           66,312          196,272         383,981
      State                                                  7,152            9,190           27,201          53,215
    Deferred:
      Federal                                               (3,374)         (13,383)         (12,831)        (41,019)
       State                                                  (467)          (1,855)          (1,778)         (5,685)
                                                     -------------------------------   ------------------------------
  Total income tax provision                                54,918           60,264          208,864         390,492
                                                     -------------------------------   ------------------------------
  Net income                                           $    93,231      $   101,273      $   354,837     $   703,576
                                                     ===============================   ==============================
  Net income per common share                          $      0.01      $      0.01      $      0.03     $      0.05
  Net income per common share - assuming dilution      $      0.01      $      0.01      $      0.03     $      0.05
  Number of shares used in per share calculations
      Basic                                             12,920,000       12,923,168       12,920,000      12,921,064
      Assuming Dilution                                 13,304,499       12,923,168       13,289,842      12,974,301

                             See accompanying notes.

                                GLOBALSCAPE INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             1999                   2000
                                                                      --------------------   -------------------
         Operating Activities
         Net Income                                                           $   354,837           $   703,576
            Adjustments to reconcile net income to net cash
            provided by operating activities:
               Depreciation and amortization                                      192,932               303,632
               Loss on disposition of assets                                            -                 7,535
            Changes in operating assets and liabilities:
                  Accounts receivable                                            (138,175)                5,404
                  Prepaid expenses                                                (11,769)              (13,222)
                  Deferred tax assets                                             (14,609)              (46,705)
                  Other assets                                                    (13,214)                8,765
                  Accounts payable                                                 61,537               106,970
                  Accrued liabilities                                              64,654               194,809
                  Due to/from parent                                               44,097              (422,598)
                                                                      --------------------   -------------------
         Net cash provided by operating activities                                540,290               848,166

         Investing Activities
              Purchase of property and equipment                                  (76,300)             (558,070)
                                                                      --------------------   -------------------
         Net cash (used in) investing activities                                  (76,300)             (558,070)

         Financing activities
              Borrowings under notes payable                                      180,000                70,000
              Principal payments on notes payable                                (688,117)             (204,509)
              Principal payments on capital lease obligations                      (4,560)              (51,347)
              Issuance of common stock                                                  -                 1,619
                                                                      --------------------   -------------------
         Net cash (used in) financing activities                                 (512,677)             (184,237)

         Net increase in cash and cash equivalents                                (48,687)              105,859

         Cash at beginning of period                                               65,480                16,361
                                                                      --------------------   -------------------
         Cash at end of period                                               $     16,793           $   122,220
                                                                      ====================   ===================

                             See accompanying notes.

                          NOTES TO FINANCIAL STATEMENTS

NATURE OF BUSINESS

         GlobalSCAPE, Inc. develops, markets and supports leading
Internet-based software products in a variety of categories including client-server applications, Internet utilities and Web development tools targeting both business and consumer markets. GlobalSCAPE was incorporated in April 1996 and is a majority owned subsidiary of American TeleSource International, Inc., (ATSI) a public company. GlobalSCAPE is best known for its popular file transfer program, CuteFTP-Registered Trademark-.

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments, without audit, necessary to present fairly the financial position of GlobalSCAPE Inc. as of December 31, 1999 and September 30, 2000, the results of operations for the three and nine months ended September 30, 1999 and 2000, and cash flows for the nine months ended September 30, 1999 and 2000. All adjustments are of a normal recurring nature. It is recommended that these interim consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 1999 included in GlobalSCAPE's amended filing on Form 10 filed with the SEC on September 12, 2000. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 as amended by SFAS 137, is effective for all years beginning after June 15, 2000, with earlier application encouraged. We do not currently use derivative instruments and therefore do not expect that the adoption of SFAS 133 will have any impact on our financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements, which currently must be adopted by the fourth quarter of the year 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental direct selling costs. GlobalSCAPE has reviewed the guidance of this SAB and believes that our accounting policies and the disclosures in the financial statements are appropriate and adequately address the requirements of this SAB.

DEBT

         In February 2000, GlobalSCAPE entered into a loan agreement with a bank for $70,000 with the principal and interest payable in twelve monthly installments of $6,142 beginning March 1, 2000, including interest at prime rate plus 1%. The loan is secured by substantially all of our assets.

CAPITAL LEASES

         In September 1999, the Company entered into a capital lease agreement for office equipment for $250,000. The payment terms are for 48 months after receipt of the equipment and include a one dollar bargain purchase option at the end of the lease term. The equipment was delivered and installed in March 2000.

RELATED PARTY TRANSACTIONS

         GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation ("NTFC"). The lease obligation at December 31, 1999 totaled $2,000,000. ATSI was in default of financial covenants of the lease as of July 31, 2000 and has classified the entire capital lease as a current liability. ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults. Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI's July 31, 2000 non-compliance. Neither GlobalSCAPE's assets nor its stock secure the capital lease obligation with NTFC. Please see the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition for an expanded discussion of the implications of this obligation.

         From the period from January 1, 2000 through September 11, 2000, the day prior to ATSI's distribution of approximately 27% of its ownership of GlobalSCAPE stock, ATSI will file a consolidated return for income taxes for it and its affiliates including GlobalSCAPE. GlobalSCAPE's financial statements reflect income tax expense on a separate company basis, with these provisions being due to ATSI from GlobalSCAPE. From time to time GlobalSCAPE has transferred amounts to ATSI to satisfy these obligations as well as other charges ATSI may incur on its behalf. On December 31, 1999 GlobalSCAPE's accumulated obligation to ATSI was $265,253 resulting primarily from provisions for income taxes. During the nine month period ended September 30, 2000, GlobalSCAPE transferred approximately $1.175 million to ATSI, resulting in a balance of $157,345 due to GlobalSCAPE. During this period, GlobalSCAPE's provision for both federal and state income taxes was $437,196. In addition, ATSI incurred expenses on GlobalSCAPE's behalf of approximately $318,000 during the nine month period ended September 30, 2000. These expenses are reflected in GlobalSCAPE's Statements of Operations. From September 12, 2000 forward, GlobalSCAPE will file a separate return for income taxes and will make estimated quarterly tax payments to the appropriate governmental agencies.

STOCK OPTIONS UNDER THE 1998 PLAN

         In January 1998, the Board of Directors approved the 1998 Stock Option Plan for officers, other employees, directors and consultants of GlobalSCAPE. Under the terms of the Plan, up to 728,571 shares of the Company's common stock may be granted in the form of incentive stock options or non-qualified stock options, awarded, or sold to officers, other employees, directors and consultants. The Company awarded 384,499 options under the Plan, all of which were subsequently cancelled or modified to such a degree that for accounting and reporting purposes they are considered to be cancelled. The Company is currently in discussions with the previous option holders regarding the issuance of replacement options and is evaluating the ramifications of any subsequent re-issuance with its legal counsel and auditors.

STOCK OPTIONS UNDER THE 2000 PLAN

         Pursuant to our Employment Agreement with Tim Nicolaou, we have agreed to issue him an option to purchase 700,000 shares of GlobalSCAPE stock at an exercise price of $1.00 per share. The options will vest as follows:
200,000 of these options will vest on the date of GlobalSCAPE's initial public offering or at the end of the first year of employment, whichever comes first, 200,000 will vest one year from the date of GlobalSCAPE's initial public offering or at the end of the second year of employment, whichever comes first, and 300,000 will vest ratably over a three-year schedule from the date of hire, October 16, 2000.

EARNINGS PER COMMON SHARE

         Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) for all periods presented. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. This calculation does not include the 700,000 shares for which we have agreed to issue an option in favor of Tim Nicolaou as that option has not yet been issued as of September 30, 2000. Below is a reconciliation of the numerators and denominators of basis earnings per share for each of the periods presented:

                                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                                   1999             2000              1999            2000
NUMERATORS
Numerators for basic and diluted earnings per share:
       Net Income                                             $      93,231    $     101,273     $    354,837        $  703,576
       Numerator for basic and diluted
       earnings per share                                            93,231          101,273          354,837           703,576

DENOMINATORS
Denominators for basic and diluted earnings per share:
       Weighted average shares
       outstanding - Basic                                       12,920,000       12,923,168       12,920,000        12,921,064

DILUTIVE POTENTIAL COMMON SHARES
Stock Options                                                       384,499                0          369,842            53,237
Denominator for dilutive earnings per
share                                                            13,304,499       12,923,168       13,289,842        12,974,301
Net Income per common share
Net Income                                                    $        0.01    $        0.01     $       0.03       $      0.05
Net Income per common share - assuming
dilution
Net Income                                                    $        0.01    $        0.01     $       0.03       $      0.05

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This Form 10Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that describe our intent or our beliefs and expectations concerning our future, and our operating and growth strategy. Forward-looking statements are based on information currently available to management, and involve risks and uncertainties including without limitation, our reliance on one product for a substantial portion of our revenues, the intensely competitive nature of the market for Internet software, our ability to compete with larger or better positioned companies, our ability to attract qualified personnel, the financial difficulties of our majority shareholder, ATSI, and other factors set forth under the caption "Risk Factors" in the amended Form 10 filed September 12, 2000. One or more of these factors have affected, and in the future could affect our business and financial results and could cause actual results to differ materially from those anticipated in these forward-looking statements. In light of these significant uncertainties you should not regard forward-looking statements as a representation by us that any events described in the statements will actually occur.

OVERVIEW

         GlobalSCAPE develops, markets and supports Internet-based software products in a variety of categories including client-server applications, Internet utilities and Web development tools targeting both business and consumer markets. We derive our revenue primarily through sales of software via the Internet. A small percentage of our products are sold through traditional retail channels. Revenues from the sale of software products are recognized upon shipment or electronic delivery and we bear full credit risk with respect to all sales. The installation process for our software products is simple and requires little or no support. To date, more than 97% of our revenues have been generated from one product, CuteFTP. This reliance on one product increases our business risk. It is our strategy to grow our revenues by introducing new products to the market but we have not proven our ability to do so. Our products are available for free trial periods and can be downloaded from our website as well as many shareware sites. All products have some or all functionality disabled after the trial period to encourage the user to pay the license fee. For example, in the case of CuteFTP if the consumer chooses not to pay, the program limits functionality and continues to display advertising banners when used. If the consumer pays for the product, full functionality is restored and ad banners are disabled.

         In addition to software sales, we generate revenues through advertising from within our software products and Web sites. We also sponsor complementary products and services from within our products and receive payment from the sponsored company when a product or service is downloaded from our web site or accepted through our product. We have agreements with third parties who sell the advertising space generated in our products and facilitate the display of the banners. These third parties sell on a best efforts basis and retain a portion of the gross sales as their fee. Neither party makes guarantees regarding the number of displays or the response rates generated from those displays. We recognize only the net proceeds remitted to us as revenue and consider it earned in the period in which the ads are displayed.

         In 1999, approximately 24% of our total revenues were earned outside the United States. In the three-month periods ended March 31, June 30, and September 30, 2000 this number was 30%, 32% and 34% respectively. Foreign sales in all periods were concentrated in Western Europe, Canada and Australia. All receipts are in U.S. currency.

         We rely on programmers outside the United States for a large portion of the coding burden. This, we believe, is a cost effective and time efficient method of product development. Our internal developers are responsible for managing the development process including project scope, quality assurance, localization and logistics. This strategy exposes us to some risk. If access to these programmers ceases or becomes difficult, it would increase the time and cost of bringing products to market.

         In January of 2000, ATSI's Board of Directors decided that a portion of the GlobalSCAPE shares held by ATSI would be spun-off to the shareholders of ATSI. The spin-off was to occur contemporaneously with a public offering of GlobalSCAPE stock as part of a plan to raise funds for GlobalSCAPE's growth and ATSI's general corporate purposes. GlobalSCAPE and ATSI decided not to make a public offering of GlobalSCAPE common stock contemporaneously with the spin-off in light of current market conditions. ATSI completed the spin-off on September 12th of this year, distributing 3,444,833 shares of its 12,920,000 shares to ATSI shareholders. The distribution represented approximately 27% of ATSI's ownership and does not include 477,760 additional shares reserved to be distributed to shareholders of Genesis, Inc. pending the close of this acquisition by ATSI. This distribution did not generate any proceeds to ATSI or GlobalSCAPE. The distribution resulted in approximately $300,000 of expense to GlobalSCAPE for legal and accounting fees, printing and distribution costs. No commissions, finders fees or other fees of this type were paid in connection with the distribution.

         Effective October 16, 2000 Tim Nicolaou became our Chief Executive Officer. Mr. Nicolaou had served as Vice President, Product Management of the Web Services Division for Chicago-based Comdisco, Inc. (NYSE: CDO; market cap of approximately $3 billion). He was responsible for the development and implementation of the marketing plan for the company's new services division, managing product development, product marketing and sales support functions. Comdisco provides global technology services including continuity, Web services, network services, and IT Control and Predictability solutions. Prior to Comdisco, Mr. Nicolaou served as Executive Vice President of Sales and Marketing for Computer Concepts Corp., (renamed Direct Insite Corp. trading on NASDAQ Small Cap: DIRI), Vice President of Sales, Industrial Products Division for United States Data Corporation, and Management Consultant for Perot Systems (NYSE: PER). He has an MBA from Southern Methodist University, Edwin L. Cox School of Business Administration and a BA in Computer Science from the University of Texas.

         Effective October 16, 2000 we entered into an Employment Agreement with Tim Nicolaou, our Chief Executive Officer.

         On October 9, 2000 GlobalSCAPE amended its Bylaws to remove the restriction on the transfer of its common stock no later than January 1, 2002. Prior to amendment, the Bylaws provided that the restriction was to be lifted 180 days after the Company (i) closed an initial public offering of its stock, and (ii) listed and registered the stock on a national securities exchange or caused the stock to be quoted on the automatic quotation system of a national securities association. The Bylaws now provide that the common stock may not be traded until the earlier of the occurrence of the above-mentioned events, or January 1, 2002.

         On July 27, 2000 we restricted access to our file-sharing program CuteMX in light of developments in a legal controversy involving Napster, Inc., the developer of a music file-sharing product. CuteMX had not generated any significant revenue prior to that time, so our decision to restrict access has not affected our results of operations. On November 6, 2000 we re-released CuteMX in a controlled environment with enhanced filtering technology designed to prevent the sharing of un-secure user-created content and promote the sharing of secure content. The program is currently limited to a small user community to demonstrate the effectiveness of the filtering process and gather marketing data. Our strategy is to be a technology partner to those with media content already in place in support of their digital distribution strategies. The outcome of this legal controversy and other factors will determine whether and how we continue to develop and market CuteMX.

                                GLOBALSCAPE, INC.
                              RESULTS OF OPERATIONS

                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                            1999            2000              1999            2000
                                        -------------------------------   ------------------------------
  Operating revenues:
    Software product revenues               $ 698,697      $ 1,354,386      $ 2,087,915     $ 3,980,112
     Advertising revenues                      95,193          172,200          130,732         537,743
                                        -------------------------------   ------------------------------
      Total revenues                          793,890        1,526,586        2,218,647       4,517,855

  Operating expenses:
    Cost of revenues (exclusive of
    depreciation and amortization shown
    separately below)                          28,638           43,639           82,009         130,431
    Selling, general and administrative
    expenses                                  504,727          975,240        1,245,376       2,473,967
    Research and development expenses          37,410          217,686           84,492         481,774
    Depreciation and amortization              65,479          116,595          192,932         303,632
                                        -------------------------------   ------------------------------
      Total operating expense                 636,254        1,353,160        1,604,809       3,389,804
                                        -------------------------------   ------------------------------
  Income from operations                      157,636          173,426          613,838       1,128,051

  Other income (expense):
    Interest expense, net                      (9,487)         (11,889)         (50,137)        (26,448)
    Gain (loss) on sale of assets                  -                -                -           (7,535)
                                        -------------------------------   ------------------------------
  Income before income taxes                  148,149          161,537          563,701       1,094,068

  Income tax provision:
    Current:
      Federal                                  51,607           66,312          196,272         383,981
       State                                    7,152            9,190           27,201          53,215
    Deferred:
      Federal                                  (3,374)         (13,383)         (12,831)        (41,019)
      State                                      (467)          (1,855)          (1,778)         (5,685)
                                        -------------------------------   ------------------------------
  Total income tax provision                   54,918           60,264          208,864         390,492
                                        -------------------------------   ------------------------------
  Net income                                 $ 93,231        $ 101,273        $ 354,837       $ 703,576
                                        ===============================   ==============================

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         SALES. We derive our revenues primarily from software sales and from advertising from within our software products and Web sites. We recognize revenue from the sale of software products upon delivery through electronic software distribution or shipment of the physical product to the end-user. For advertising sales, revenue is recognized as services are performed. Sales are comprised of the gross selling price of software, including shipping charges and the net proceeds received from advertisers. We contract with third parties for the delivery and sales of advertising. Only the net amount earned from advertising sales is recognized as revenue. For the three months ended September 30, 1999 and 2000, total revenues increased 92% from $793,890 to $1,526,586. Sales of licenses during these periods increased from $698,697 to $1,354,386, a 94% increase. Unit sales of our software products increased 121% from 25,655 to 56,656. The average selling price per unit decreased due to increased sales of multi-seat licenses. Advertising revenue in the three-month period ending September 30, 2000 was $172,200, an 81% increase from the comparable period a year ago and accounted for 11% of total revenues as compared to 12% in the same period of 1999. We began displaying ad banners in our products for the first time in the second quarter of 1999 and earned an average of $2.30 per thousand banners displayed (CPM). For all of 1999, we earned an average CPM of $2.21. This number fell to $1.09 for the first quarter of 2000 but rebounded to $1.32 in the second quarter. CPM fell in the third quarter of 2000 to an average of $0.62. This decline in CPM was offset by very strong growth in the number of ads displayed, accounting for the 81% increase in advertising revenues over the comparable period a year ago. During the three months ending September 30, 1999 we displayed approximately 42 million ads while more than 266 million were displayed in the same period of 2000. Some of the decline in CPM from 1999 to 2000, we believe, was due to the seasonality of advertising. However, we believe much of the decline in the third quarter may be attributable to increases in supply and questions about the effectiveness of banner ads, which may keep prices depressed in future periods. In addition, in September specifically, our third party partners did not sell available space at the same level as prior periods, leaving a higher ratio of unsold advertising banners to sold banners.

         COST OF REVENUES. Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs. Cost of revenues increased 52% between periods from $28,638 to $43,639 primarily due to increased unit sales of our software licenses and increased bandwidth capacity. As a percentage of revenues, cost of revenues declined from 4% to 3%.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and credit card transaction fees. Selling, general and administrative expenses increased from $504,727 in the three months ended September 30, 1999 to $975,240 in the same period in 2000, a 93% increase. As a percentage of total sales, selling, general and administrative expenses remained at 64% during these periods. Expenses increased primarily as a result of increased personnel costs including salaries, payroll taxes and insurance as well as increased rents associated with our move to a larger facility. In addition, we incurred a number of one-time legal and printing fees related to the amended Form 10 filed September 12, 2000. The number of persons employed by GlobalSCAPE increased from approximately 22 at September 30, 1999 to 34 on September 30, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 482% between periods, from $37,410 to $217,686. The increase was due to the rapid expansion of our internal research and development staff used for new product development and the maintenance of existing products as well as increased expenditures on external development resources.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation expense related to our fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of CuteFTP. Depreciation and amortization expense increased from $65,479 in the three months ended September 30, 1999 to $116,595 in the same period for 2000, an increase of 78%. This increase was due primarily to the addition of office furniture, leasehold improvements, phone systems, computers and computer related equipment.

         INTEREST EXPENSE, NET. For the three months ended September 30, 1999 and 2000, interest expense increased from $9,487 to $11,889 between periods, an increase of 25%. The majority of interest expense incurred during the period ended September 30, 1999 was related to the purchase of CuteFTP. The Company's debt related to this purchase was satisfied in January 2000. Interest expense recognized during the three-month period ended September 30, 2000 is related primarily to capital leases and working capital borrowings.

         INCOME TAXES. In previous periods, ATSI has filed a consolidated return for income taxes for it and its affiliates, including GlobalSCAPE. However, ATSI distributed approximately 27% of its ownership in GlobalSCAPE on September 12th of this year, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes. From this date forward, GlobalSCAPE will file a separate return for income taxes. Our financial statements reflect the costs had income taxes been paid by GlobalSCAPE whether filing separately or consolidated with ATSI. The provision for federal income taxes for the three months ended September 30, 1999 was $51,607, whereas for the same period 2000 it was $66,312. The provision for state income taxes increased from $7,152 to $9,190 over the same periods. Our deferred tax expenses for the three months ended September 30, 1999 for federal and state taxes were $3,374 and $467, respectively, whereas for 2000 those expenses were $13,383 and $1,855 respectively. Income taxes were higher in 2000 due primarily to higher income before income taxes.

         NET INCOME. Net income increased approximately 9% from period to period. Net income for the three months ended September 30, 1999 was $93,231 and $101,273 for the three months ended September 30, 2000. The growth in revenues of 92% was offset by the 113% increase in total operating expenses. These expenses, selling, general and administrative, research and development and depreciation and amortization collectively were 80% of total revenues in third quarter of 1999 and 89% in the third quarter of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

         SALES. For the nine months ended September 30, 1999 and 2000, total revenues increased 104% from $2,218,647 to $4,517,855. Sales of licenses during these periods increased from $2,087,915 to $3,980,112, a 91% increase. Unit sales of our software products increased 95% from 76,762 to 149,596. The average selling price per unit remained relatively the same between periods. We recognized advertising revenues of $130,732 in the nine month period ending September 30,1999, displaying approximately 56 million banners. Advertising revenue in the nine-month period ending September 30, 2000 was $537,743, a 311% increase from the comparable period a year ago. Advertising revenue accounted for 6% of total revenues in the nine months ended September 30, 1999 and 12% of total revenues during the same period of 2000. During the nine months ended September 30, 2000 we displayed more than 550 million banners.

         COST OF REVENUES. Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs. Cost of revenues increased 59% between periods from $82,009 to $130,431 primarily due to increased unit sales of our software licenses and increased bandwidth capacity. As a percentage of total revenues, cost of revenues declined slightly from 4% to 3%.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and credit card transaction fees. Selling, general and administrative expenses increased from $1,245,376 in the nine months ended September 30, 1999 to $2,473,967 in the same period in 2000, a 99% increase. As a percentage of total sales, selling, general and administrative expenses decreased from 56% to 55% during these periods. Expenses increased primarily as a result of increased personnel costs including salaries, payroll taxes, insurance and recruiting fees as well as increased rents associated with our move to a larger facility. In addition, we incurred a number of legal and printing fees related to the Form 10 and amendments filed during the period. The number of persons employed by GlobalSCAPE increased from approximately 22 at September 30, 1999 to 34 on September 30, 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 470% between periods, from $84,492 to $481,774. The increase was due to the rapid expansion of our internal research and development staff used for new product development and the maintenance of existing products as well as increased expenditures on external development resources.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists primarily of depreciation expense related to our fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of CuteFTP. Depreciation and amortization expense increased from $192,932 in the nine months ended September 30, 1999 to $303,632 in the same period 2000, an increase of 57%. This increase was due primarily to the addition of office furniture, leasehold improvements, phone systems, computers and computer related equipment.

         INTEREST EXPENSE, NET. Interest expense declined from $50,137 to $26,448 between periods, a decline of 47%. The decline is due primarily to a reduction in the interest expense recognized as part of the purchase of CuteFTP. The Company's debt related to this purchase was satisfied in January 2000. Other interest expense recognized during the periods is related to capital leases and working capital borrowings.

         LOSS ON SALE OF ASSETS. During the nine-month period ending September 30, 2000, we disposed of furniture and other assets resulting in a loss of $7,535. No losses on the disposition of assets were incurred in the same period of 1999.

         INCOME TAXES. In previous periods, ATSI has filed a consolidated return for income taxes for it and its affiliates, including GlobalSCAPE. However, ATSI distributed approximately 27% of its ownership in GlobalSCAPE on September 12th of this year, resulting in a deconsolidation from the ATSI filing group for federal income tax purposes. From this date forward, GlobalSCAPE will file a separate return for income taxes. Our financial statements reflect the costs had income taxes been paid by GlobalSCAPE whether filing separately or consolidated with ATSI. The provision for federal income taxes for the nine months ended September 30, 1999 was $196,272, whereas for the same period 2000 it was $383,981. The provision for state income taxes increased from $27,201 to $53,215 over the same periods. Our deferred tax expenses for the nine months ended September 30, 1999 for federal and state taxes were $12,831 and $1,778, respectively, whereas for 2000 those expenses were $41,019 and $5,685 respectively. Income taxes were higher in 2000 due primarily to higher income before income taxes.

         NET INCOME. Net income increased from period to period as a result of revenue growth. Net income for the nine months ended September 30, 1999 was $354,837 and $703,576 for the nine months ended September 30, 2000, a 98% increase. Total revenues grew 104% while total operating expenses grew 111%, increasing only 3% as a percentage of sales.

LIQUIDITY AND CAPITAL RESOURCES

         On February 1, 2000, we entered into a note payable for $70,000 as evidenced by a Promissory Note with The Frost National Bank as Lender. As of September 30, 2000, the outstanding balance was approximately $30,198. We began making monthly principal and interest payments in the amount of $6,142 on March 1, 2000 and will continue to make such payments for a period of twelve months, through February 1, 2001. The interest rate is subject to change. The interest rate was 10.50% per annum for the quarter ended September 30, 2000. There are no prepayment penalties. If a default occurs under the Note, Lender may accelerate all or a portion of the debt. Both parties have agreed to arbitrate any dispute that arises under the Note in the City of San Antonio, Bexar County.

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

         We are a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation ("NTFC") entered into August 26, 1999 in the amount of $2,000,000. In connection with this obligation we signed a Note and a Loan and Security Agreement whereby we have granted a security interest to NTFC in the equipment purchased with the loan proceeds. GlobalSCAPE does not use any of that equipment in its business and none of our stock or assets is collateral securing the obligation. Interest on the obligation was capitalized for the first six months and is calculated at a fixed rate per annum equal to the five year bank swap rate as reported on the first borrowing date on the Dow Jones & Company Telerate screen, plus 495 basis points. All principal amounts borrowed are to be amortized and repaid quarterly. As of September 30, 2000, the outstanding balance including capitalized interest was approximately $1,957,371.

         The lease facility requires that ATSI meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. ATSI was in default of financial covenants of the lease as of July 31, 2000 and has classified the entire capital lease as a current liability. ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults. Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI's July 31, 2000 non-compliance.

         On a consolidated basis as of July 31, 2000, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. If ATSI is unable to pay this obligation, the lender would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance. If ATSI were unable to pay any loan balance remaining after the sale of the equipment, the lender would have recourse against us for repayment. As a result, assets which otherwise would be used to execute our business strategy may have to be used to satisfy this debt.

         These conditions raise substantial doubt about ATSI's ability to continue as a going concern. The financial condition of our parent company may impede or eliminate our ability to execute our plan by impairing our ability to obtain financing. ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general

         ATSI has arranged for $10 million in financing from a single institutional investor. On October 16, 2000 the investor purchased ATSI preferred stock for $2.5 million and committed to the purchase of another $7.5 million of preferred stock contingent upon i) ATSI closing the acquisition of Genesis Communications International, Inc., ii) registration with the SEC of the preferred stock, and iii) an investment in ATSI by an additional investor acceptable to the institutional investor. The investor may, but is not obligated to purchase up to an additional $8 million in preferred stock.

         Net cash provided by operating activities in the nine months ended September 30, 1999 and 2000 was $540,290 and $848,166 respectively. Net cash provided by operating activities in these periods was primarily the result of net income and adjustments related to depreciation and amortization as well as increases in accrued liabilities and payables. Operating cash flows in the nine months ended September 30, 2000 were reduced by reductions in amounts due to our parent company, ATSI, Inc.

         Net cash used in investing activities for the nine months ended September 30, 1999 and 2000 was $76,300 and $558,070 respectively. Net cash used in investing activities in each of these periods was related to the purchase of property and equipment. The property and equipment purchased consisted primarily of phone systems, office furniture, leasehold improvements and computer hardware and software for our new facility during the nine months ended September 30, 2000.

         Net cash used in financing activities in the nine months ended September 30, 1999 and 2000 was $512,677 and $184,237 respectively. Net cash used in financing activities for the nine months ended September 30, 1999 consisted of $180,000 in bank borrowings, $688,117 in principal payments on notes payable and $4,560 in principal payments on capital lease obligations. The majority of principal payments on notes payable were related to the purchase of CuteFTP. Net cash used in financing activities for the nine months ended September 30, 2000 consisted primarily of $70,000 in bank borrowings, $204,509 in principal payments on notes payable and $51,347 in principal payments on capital lease obligations. The final payment for CuteFTP was made in January 2000 and accounts for the reduction in principal payments on notes payable between periods. The increase in principal payments on capital lease obligations is a reflection of the capital leases entered into for computer hardware in the fourth quarter of 1999 and office furniture in 2000.

         As of September 30, 2000, we had approximately $122,220 in cash and cash equivalents. Our principal commitments consisted of obligations outstanding under capital leases and bank borrowings. We anticipate an increase in the rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. We anticipate that we will continue to add computer hardware resources and that we will expend significant resources on product development and the expansion of our management team and development staff. GlobalSCAPE may also use cash to acquire or license technology, products or businesses related to our current business. We also anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

         As we have stated, it is our intention to increase expenditures on personnel, sales and marketing, research and development and infrastructure. We have, however, no formal commitments to such expenses other than those disclosed in this document and in previously filed documents and therefore do not have an identified need for external financing for the next 12 months. We will manage to the current and immediately foreseeable cash flows generated internally until such time as some external source of capital is identified.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We do not face any material risk related to changes in financial market prices, such as exchange rate risk or interest rate risk. We invest our cash in money market funds, which are subject to minimal credit and market risk. Although approximately 34% of our revenues are attributable to sales to persons outside the United States, all of those sales are made in U.S. dollars.

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


(a) Effective September 5, 2000 we amended our Certificate of Incorporation to provide that the company's obligation to indemnify its officers and directors and other persons was limited by the provisions of the company's bylaws.

         Effective September 1, 2000 we amended our bylaws as follows:

         - to provide that issues of indemnification with regard to liability under the Securities Act of 1933 be submitted to a court for a determination of whether the indemnification is against public policy.

         - to clarify that if a quorum is present at a stockholder meeting, a majority of the shares present may decide questions brought before the meeting;

         - to provide that notice of special meetings of the Board of Directors may be given by facsimile and must be given at least 24 hours in advance of the meeting;

         - to clarify that dividends may be paid in accordance with the provisions of the Delaware General Corporation Law, as it may be amended from time to time;

         - to clarify the provisions regarding the advancement of expenses to directors and officers in connection with proceedings for which they may be indemnified, and to provide that the Corporation may advance expenses to persons other than officers and directors upon resolution of its Board of Directors;

         - to provide for mandatory rather than optional indemnification of officers of the Corporation to the fullest extent permitted by the General Corporation Law of the State of Delaware, and to make indemnification of other persons optional; and

         The bylaws, as amended, were filed as an exhibit to our Form 10, Amendment No. 2 filed on September 12, 2000

         Effective October 9, 2000 we amended our bylaws as follows:

         - to provide that stockholders holding not less than ten percent (10%) of the issued and outstanding stock of GlobalSCAPE may, upon proper notice, require the Secretary of GlobalSCAPE to call a special meeting of the stockholder.

         - to provide that the restriction on transfer of our common stock will be removed no later than January 1, 2002. Prior to amendment, the bylaws provided that the restriction was to be lifted 180 days after we (i) closed an initial public offering of our stock, and (ii) listed and registered the stock on a national securities exchange or caused the stock to be quoted on the automatic quotation system of a national securities association. The bylaws now provide that the common stock may not be traded until the earlier of the occurrence of these events or January 1, 2002. The bylaws, as amended, were filed as an exhibit to our Form 8-K filed on October 10, 2000.

(b)         not applicable

(c) and (d) On September 13, 2000 we issued 16,190 shares of common stock to former director Craig K. Clement upon exercise of his option under the 1998 Stock Option Plan. Mr. Clement paid the exercise price of $.10 per share, for a total of $1,690.00. These proceeds were used for general corporate purposes. These shares were issued under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ATSI, as sole shareholder of GlobalSCAPE, approved an amendment to GlobalSCAPE's Certificate of Amendment by unanimous written consent on August 30, 2000. The amendment provided that GlobalSCAPE's obligation to indemnify its officers and directors was limited by the provisions of the Bylaws.

ITEM 5.  OTHER INFORMATION

         None in the third quarter of fiscal 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Amended and Restated Certificate of Incorporation (exhibit 3.5 to Form 10, Amendment No. 2 filed with SEC on September 12,
                  2000)

         3.2 Amended and Restated Bylaws (effective August 30, 2000) (exhibit 3.6 to Form 10, Amendment No. 2 filed with SEC on September 12, 2000)

         3.3 Amended and Restated Bylaws of GlobalSCAPE, Inc. (effective October 10, 2000) (exhibit 10.1 to Form 8-K filed with SEC on October 10, 2000)

         10.1     Employment Agreement between GlobalSCAPE, Inc. and Tim
                  Nicolaou

         27       Financial Data Schedule

(b)      Reports on Form 8-K

         The Company filed one report on Form 8-K during the third quarter of fiscal 2000.

         1         GlobalSCAPE, Inc. announces Tim Nicolaou as CEO (September
                   29, 2000)

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GLOBALSCAPE, INC.



                                By: /s/ Tim Nicolaou
                                   -----------------------------------
                                         Tim Nicolaou
                                         Chief Executive Officer