Form 10-K
period 2000-12-31
GLOBALSCAPE INC
filed 2001-04-02
CIK 1112920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                          Commission File No. 000-30617

                                GLOBALSCAPE, INC.

             (Exact name of registrant as specified in its charter)

  DELAWARE                                             74-2785449
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

  6000 NORTHWEST PARKWAY, SUITE 100
  SAN ANTONIO, TEXAS                                     78249
  (Address of Principal                                (Zip Code)
    Executive Office)

                                 (210) 308-8267
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __ No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ___

         As of March 15, 2001, there were 12,936,190 shares of common stock outstanding, of which 3,237,799 were held by non-affiliates.

         Documents Incorporated by Reference:  None

         There is no market for GlobalSCAPE, Inc.'s common stock.

                                TABLE OF CONTENTS

                                     PART I

Item 1.      Business

                      Company Overview

                      History and Recent Developments

                      Industry Background

                      Strategy

                      Products and Services

                      Marketing and Sales

                      Customers

                      Network and Equipment

                      Research and Development

                      Competition

                      Intellectual Property

                      Employees

                      Risk Factors

Item 2.      Properties

Item 3.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders

                                PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters

Item 6.      Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Item 8.      Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

                               PART III

Item 10.     Directors and Executive Officers of the Registrant

Item 11.     Executive Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Item 13.     Certain Relationships and Related Transactions

                                PART IV

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Signatures

                                PRELIMINARY NOTES

         "GlobalSCAPE" "CuteFTP," "CuteHTML," "CuteMAP," "CuteZIP," and "CuteMX," are registered trademarks of GlobalSCAPE, Inc. GlobalSCAPE and CuteFTP Pro are trademarks of GlobalSCAPE, Inc. Other trademarks and tradenames in this annual report are the property of their respective owners.

         In May 2000, our board of directors approved a 7.6 for 1 stock split. All information in this Annual Report has been adjusted to reflect the effects of this stock split.

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. "Forward looking statements" are those statements that describe management's beliefs and expectations about the future. We have identified forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "may," "expect," and "intend." Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the "Risk Factors" section of this Annual Report and other documents filed with the Securities and Exchange Commission. Therefore, GlobalSCAPE's actual results could differ materially from those discussed in this Annual Report.

                                     PART I

ITEM 1. BUSINESS

                                COMPANY OVERVIEW

         Our primary business is the development and distribution of Internet related software used in content and file management, and peer-to-peer collaboration. Our current products are:

         - CuteFTP, a leading file transfer protocol program that allows users to quickly and efficiently transfer files between computers;

         - CuteFTP Pro, a business class file transfer protocol program for technology professionals which includes secure file transfer capability;

         - CuteZIP, a program which allows users to compress, decompress and encrypt files;

         -   CuteHTML and CuteMAP, web site development tools; and

         - a collaborative software platform that we are marketing to businesses and other organizations on a customized basis. This platform incorporates peer-to-peer technology to enable organizations to interact via the Internet with their customers, vendors and business partners.

         We have several new products that we expect to release in the second quarter of 2001, including:

         - CuteFTP Server, a powerful yet easy-to-use file transfer protocol server that includes security features for use in conjunction with CuteFTP Pro. This program is substantially complete and is in the beta testing phase;

         - CuteWeb Server, a simplified web server program designed for serving web pages and files from end user PC's. This application is substantially complete and is in the alpha testing phase; and

         - A browser based upload and download agent written in Java to provide robust file transfer services superior to the current CGI scripting technique commonly used by web site operators. This product is under development and no trademark has been established for this product.

         During 2000 we distributed CuteMX, which is a file sharing program and service which allowed users to interact directly with each other in real time to search for and share all types of files. We ceased the CuteMX service and the distribution of the program in February 2001.

           Our "Cute" software products are available for download on a free trial basis from our website, www.globalscape.com and from a variety of independent software sites such as Tucow's and CNet's Download.com. We also distribute our software on CD Rom in CompUSA, Fry's and Micro Center stores. Copies that are not registered at the end of the trial period are totally disabled by us. Some versions prior to 4.2 were partially disabled after the trial but displayed ad banners as a means for generating revenue. Such versions also generate repeated registration reminders. From January 1, 2000 to December 31, 2000 there were more than 12.5 million download requests for our products made on our internal servers. During this same period 188,000 licenses for copies, or 1.5% of these download requests, were registered. Our current products range in price from $19.95 to $59.95. We provide support for our software users via information on our websites such as our searchable knowledge base and "Frequently Asked Questions" section. We also provide live assistance via e-mail, fax and telephone.

         In April 1999 we began contracting with third party advertising agencies to sell advertising space in our software and on our web sites. Pursuant to these agreements, we embedded the third parties' advertising technology in our software to enable them to provide ads to our users. In exchange, these third parties retained a percentage of the revenue generated from the sale of the advertising space. Our plan at the time was to include advertising as a significant component of our business strategy. In 1999, we realized significant additional revenues of $328,895, approximately 10% of all revenues, from selling advertising space. Advertising revenue in 2000 was $134,000, $232,000 and $172,000 in the 1st, 2nd, and 3rd quarters, respectively. However, by the 4th quarter of 2000, our advertising revenue had dropped dramatically, producing only $32,000. Although we were displaying a large number of ads, the rates earned on advertising space had declined precipitously. We believe the decline is due to an increasing supply of Internet advertising inventory as more companies establish web sites and pursue an advertising strategy and questions about the effectiveness of banner ads possibly causing a decline in the overall demand for Internet advertising. We currently do not show any ads in the latest releases of our software or on our websites, although older versions of our software continue to display advertising. We intend to continue to evaluate the desirability of an advertising strategy, including the possibility of licensing or developing our own ad technology which would permit us to serve ads to our users directly rather than relying as heavily on outside vendors.

         We derived approximately 100%, 90%, and 90% of our revenues in 1998, 1999, and 2000, respectively, from sales of licenses to use our software products. A combination of the sale of licenses of CuteFTP and advertising from within CuteFTP accounted for 100%, 97% and 98% of our revenues in 1998, 1999, and 2000, respectively.

                         HISTORY AND RECENT DEVELOPMENTS

         Globalscape was organized as a Delaware corporation in April of 1996 when we acquired the right to distribute CuteFTP from its original author. Our parent company, ATSI Communications, Inc., established our company as its wholly-owned subsidiary dedicated to the development, marketing and support of Internet software products and the execution of other strategies unrelated to ATSI's core telecommunications business. In 1998 we purchased CuteFTP from its author and in 1999 began developing and selling complementary products under the "Cute" name such as CuteHTML and CuteMAP. Significant recent developments are as follows:

   - FEBRUARY 2000: We released CuteFTP Version 4.0, a new version of our award winning software that incorporates several powerful new features and enhanced interface.

   -   MARCH 2000: We released CuteZIP Version 1.0, a file compression program.

   -   APRIL 2000: We premiered CuteMX at the Spring 2000 Internet World.

   - JULY 2000: We restricted access to CuteMX in light of developments in the legal controversy surrounding file sharing programs.

   - SEPTEMBER 2000: ATSI distributed approximately 27% of its shares of GlobalSCAPE common stock to ATSI's stockholders. As a result, GlobalSCAPE became a reporting company under the Securities Exchange Act of 1934, as amended. Also in September, we hired Tim Nicolaou as our Chief Executive Officer. Mr. Nicolaou has previously served in senior management positions with Comdisco, Inc., Direct Insite Corp., and United States Data Corporation.

   - OCTOBER 2000: Tim Nicolaou was elected to our Board of Directors. We also demonstrated three beta programs at Internet World 2000, CuteFTP Pro, CuteFTP Server, and CuteWeb Server. CuteFTP version 4.0 received the coveted CNET Editor's Choice award in October 2000.

   - NOVEMBER 2000: We re-released CuteMX to a limited user community to test our proprietary filtering system and to explore possible business models for the product.

   - JANUARY 2001: Together with ATSI, we retained the investment banking firm of Roth Capital Partners Inc. to advise us regarding strategic financing alternatives, such as a public offering of our common stock, possible acquisitions by us and a possible sale of all or part of ATSI's ownership interest in GlobalSCAPE.

   - FEBRUARY 2001: We terminated the CuteMX service and stopped distributing the product.

   - MARCH 2001: We released CuteFTP Pro Version 1, a business class file transfer protocol program for technology professionals that includes secure file transfer capability.

                               INDUSTRY BACKGROUND

         We believe that the growth of the Internet will accelerate business and consumer demand for our products. International Data Corporation Research estimates that the online consumer software market will grow from $3.5 billion in 1999 to $32.9 billion by 2003. Based on surveys reported by Nua Internet Surveys, we expect to see particularly dramatic growth in e-commerce in Europe, the Asia/Pacific region, and Latin America during the next several years. In addition, we expect high performance computers and broadband access to the Internet to become more affordable. We believe that all of these factors will contribute to increasing the demand for Internet applications, which will enable us to continue to increase sales of our existing products and leverage our brand recognition to develop and sell complementary products and services. In addition, the Internet user and website growth metrics continue to be strong. IDC Research also estimates Internet users to pass the 500 million milestone by late 2001.

                                    STRATEGY

         Our goal is to be the leading provider of high quality, affordable, easy-to-use products and services that enable individuals and organizations to exchange information over the Internet in a secure collaborative environment. Key elements of this strategy are:

             - INCREASE OUR PENETRATION IN THE BUSINESS MARKETS BY ADDING SECURITY FEATURES TO OUR OFFERING. As corporate users increasingly rely on the Internet as a trusted communications transport they demand robust security models to protect their information.

             - INCREASE OUR PENETRATION IN THE CONSUMER MARKET BY ADDING BROWSER-BASED PRODUCTS. We believe that the Internet browser will be used more frequently to initiate file transfer operations to and from consumer targeted web sites.

             - MARKET OUR PEER-TO-PEER COLLABORATIVE TECHNOLOGY AS A CUSTOMIZED SOLUTION TO SUPPORT PRIVATE USER COMMUNITIES. We believe that the technology inherent in our CuteMX program can be the basis for other products and services, such as the hosting and support of collaborative work flow applications for corporate users, and programs that enable the real time exchange of information between consumers and corporate content providers.

             - INCREASE THE PACE OF NEW PRODUCT INTRODUCTIONS BY INVESTING IN RESEARCH AND DEVELOPMENT. We believe that we can accelerate the pace of new product introductions by expanding our research and development staff and dedicating certain key individuals to the development of new products.

             - LAUNCH AN AFFILIATED MARKETING PROGRAM. We believe that we can increase sales of our existing products by allowing third parties to sell our products from their web sites. We are investing in e-commerce technology that will permit us to fulfill orders and pay commissions for sales derived from these third parties.

             - LAUNCH AGGRESSIVE MARKETING CAMPAIGNS. We believe that we can increase sales of our existing products through aggressive marketing campaigns, and that we can leverage our established brand name and customer database to successfully introduce new products.

             - EXPAND OVERSEAS DISTRIBUTION. We will be developing international distribution partners to position GlobalSCAPE as an international supplier for the Asian market, forecasted as the highest growing Internet sector. In support of this strategy we are investing in local language versions of our core products and web site content.

             - PURSUE ACQUISITION OPPORTUNITIES. We intend to look for opportunities to acquire synergistic companies and products, to build research and development staff, and add new brands to our product portfolio.

                              PRODUCTS AND SERVICES

         All of our current products are Windows(R) based applications. During 2000 approximately 67% of our revenues were generated from customers within the United States, with the remaining 33% concentrated mostly in Western Europe, Canada and Australia. We offer CuteFTP in Spanish, French, German, Japanese and Portuguese. During 2000, approximately 90% of our revenues were derived from sales of licenses to use our software, and the remainder from the sale of advertising space in our software and on our websites.

         CUTEFTP. CuteFTP is a "file transfer protocol," or FTP, client program, which means that it enables users to transfer information such as web pages, graphics, and other digital files from their computer to and from FTP servers. CuteFTP simplifies file transfer protocol by hiding the technical processes behind a user-friendly, graphical interface, which allows users to "drag `n drop" files between computers. CuteFTP has won several awards, and has been highlighted in leading industry trade journals such as WindowsNT and on web sites such as CNet's Download.com and ZDNET.com, as being the most powerful yet easy-to-use file transfer protocol program. Approximately 98% of our revenues for 2000 were generated by sales of licenses to use this product and from advertising from within the product. CuteFTP was first released as freeware February 1995 by its original author, and was first distributed as a commercial product by GlobalSCAPE in April 1996.

         CUTEFTP PRO. CuteFTP Pro is a business class FTP application designed for security minded technology professionals. CuteFTP Pro provides major enhancements to the file transfer process by incorporating the latest security standards in addition to powerful features including sophisticated scripting, folder synchronization and accelerated file transfers. CuteFTP Pro was released in March 2001.

         CUTEZIP. CuteZIP is a file compression program, that enables users to compress large data files so that they may be stored or transferred using less storage capacity and bandwidth. It is the only compression program that employs what is referred to in the software industry as "strong 128-bit encryption," which is one of the most secure encryption formats available. CuteZIP was first released in September 1999.

         CUTEHTML. CuteHTML is a text-based hypertext mark up language or HTML editor which is the predominant language used to create Web pages. It includes various features that make the product easy to use such as color coded tags for easy code identification, tag tips for quick access to standard HTML tags, multiple document find and replace, spell check, code for individual browsers, tabbed interface, and the ability to edit files on remote servers when used in conjunction with CuteFTP. CuteHTML has received recognition from top software sites including ZDNET and Tucows. CuteHTML was first released in January 1999.

         CUTEMAP. CuteMAP is a tool designed to help HTML users create clickable images on their web sites. Users select the area of an image that they want "hot," and tell CuteMAP where the spot should point. CuteMAP automatically creates the image map code, which can be saved as HTML or copied to an existing HTML document. The product has been recognized by leading software sites including Tucows and 5 Star Shareware, and has been called the "best image mapper" by LockerGnome. CuteMAP was first released in September 1999.

         CUTEMX. CuteMX is a file-searching and sharing program and service that enables users to interact directly with each other to search for and share files from their home computers. In February 2001, we discontinued the CuteMX service and the distribution of the CuteMX program. While we will continue to evaluate the legal and business climate for this product, at this time we do not have plans to continue the service or the distribution of the program.

         COLLABORATIVE SOFTWARE PLATFORM. We are marketing a collaborative software program to businesses and other organizations on a customized basis. This program enables organizations to establish a closed network via the Internet to interact with their customers, vendors and business partners in a secure collaborative environment. The program consists of a client program that allows users to identify other users having specified qualifications, and to transfer files either directly between themselves or through a centrally managed server. It will also permit network members to communicate via chat, instant messaging or voice over IP. We believe that this program will be attractive to businesses who transfer a high volume of digital content, such as those in the engineering, architectural, printing and publishing industries.

         BROWSER BASED FILE TRANSFER PROGRAM. We are developing a browser based Java applet that will provide consumers and web site operators with a robust and flexible method of exchanging information via a web page. The current CGI scripting technique currently used by web site operators has many limitations. Our applet will be marketed with server-side software that is designed to support the applet and interface to the web site operators' back-end infrastructure. No trademark has been established for this product

         CUTEFTP SERVER. CuteFTP Server is an easy-to-use file transfer protocol server that includes security features for use in conjunction with CuteFTP Pro. This program is substantially complete.

                               MARKETING AND SALES

         Our target customers include all users of the Internet, whether they are individual consumers, small businesses or Fortune 500 companies. GlobalSCAPE's software is marketed primarily via the Internet through our Website, software review sites, content sites and online retailers. Our products are some of the most frequently downloaded titles on Internet software sites including Yahoo!, CNet's Download.com and ZDNET.com. As such, these sites include periodic reviews of the products and maintain close tabs on new releases, providing us with substantial publicity. Other promotional activities include targeted public relations efforts, sponsorships, participation in newsletters and advertising on e-zines and strategic Websites. Additionally, we participate in select trade shows and offer limited retail distribution to increase product awareness.

         We are leveraging our success with CuteFTP to add new customers by cross promoting new products and services. We intend to expend significant resources on our product marketing and sales staff to facilitate our growth.

                                   CUSTOMERS

         Our customers include a wide spectrum of Internet users, from individuals to small and large businesses. No single customer accounts for a substantial portion of our revenues. We derive a substantial portion of our revenue from sales in foreign countries. In 1999 and 2000, respectively, approximately 24% and 33% of our revenues were generated from sales to customers who provided addresses in other countries. These sales were concentrated mostly in Western Europe, Canada and Australia. In 1999 and 2000, the UK accounted for approximately 6% and 10% of total revenues, respectively. We did not have adequate tracking mechanisms in place in 1998 to estimate international sales. Only revenues derived from the sale of software licenses are attributed to foreign countries. We assume all advertising revenue is generated in the United States.

         The portion of our revenues derived from foreign countries has increased, and we expect it will continue to increase. This may expose us to greater risks of volatility in our revenues due to greater economic volatility in some foreign countries. All of our revenues are received in U.S. dollars so we have no exchange rate risk. For more discussion on the risks associated with our foreign sales, you should read the information under "Risk Factors."

                              NETWORK AND EQUIPMENT

         We have contracted with various network providers for network access. Our arrangements provide for redundancy in the event of a failure, and also for rapid expansion of available bandwidth in the event that there is a dramatic increase in demand. To protect critical customer data, GlobalSCAPE's secure server utilizes ICVerify and Secure Sockets Layer technology. We have multiple dedicated servers and expansion plans in place to allow rapid and cost effective scalability.

                            RESEARCH AND DEVELOPMENT

         As of March 2001 we had 14 internal software developers and quality assurance personnel and 16 external developers engaged as independent contractors. Our internal software developers are responsible for software design, managing the development process, testing and quality assurance. We rely on the external developers for a large portion of the coding burden. We use a parallel development process which is referred to in the software industry as the "cyclical iterative development lifecycle." This method allows us to develop all aspects of a program simultaneously rather than completing one aspect before moving on to another. All phases of development, including scope approval, functional and implementation design, object modeling and programming, are subject to quality assurance testing. Our reliance on the external developers allows us to tap into a highly skilled labor pool, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

         For the years 1998, 1999, and 2000, we spent $42,000, $243,000 and
$873,000, respectively on research and development of which approximately $103,000 and $56,000 was capitalized in 1999 and 2000, respectively.

                                   COMPETITION

         The Internet software market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Our primary competitors vary by product and are listed below.

         CUTEFTP. CuteFTP exists in a highly competitive environment with more than 150 FTP software utilities available on the Internet. CuteFTP possesses the second largest U.S. market share with WS_FTP from Ipswitch, Inc. as its primary competitor and the current market leader. CuteFTP also competes with Microsoft's Internet Explorer and Netscape Navigator, both of which incorporate subsets of the file transfer protocol functionality. While many FTP products have attempted to mimic CuteFTP's interface, features and functionality, they have not been commercially successful likely due to their lack of brand recognition, limited features and functionality and lack of support infrastructure.

         CUTEFTP PRO. CuteFTP Pro will compete in the higher end of the same market as CuteFTP. CuteFTP Pro is positioned as the only secure FTP client that supports a wide range of security standards related to the FTP protocol. Competitors in the general FTP market offer products that support a smaller subset of these standards and thus can only address a narrow segment of the secure FTP market. Competitors include Ipswitch, Inc., Rhinosoft, and Van Dyke.

         CUTEHTML. CuteHTML exists in a highly competitive environment with more than seventy text-based HTML editors. CuteHTML's competition includes Microsoft's Front Page and HomeSite from Allaire, Inc. CuteHTML is a light and powerful editing tool, however, it has fewer features than some other graphic-based editors. It does, however, have the advantage of being able to leverage the success of CuteFTP through product integration and cross-marketing efforts to CuteFTP's existing and loyal customer base.

         CUTEMAP. CuteMAP competes against approximately 20 image-mapping utilities, which exist in a small market. Primary competitors include MapEdit, Live Image and Splash. CuteMAP has the advantage of being able to leverage the success of CuteHTML through product integration and cross-marketing efforts to an existing customer base.

         CUTEZIP. CuteZIP exists in the highly competitive file compression utility market, competing against more than 100 file compression utilities on CNet's Download.com alone. Its main competitors include WinZIP, the current market leader, PKZIP and NetZIP. CuteZIP is a relative newcomer to the market and its main advantage over the competition is that it is the only compression utility combining MP3 and Windows Media Audio encoding with extensive file compression formats including ZIP, CAB and TAR/GZ. Users can compress all file types, including music, and create self-extracting executable files without juggling multiple applications. It also employs powerful "twofish" encryption, one of the most secure encryption formats available.

         COLLABORATIVE SOFTWARE PLATFORM. Our customized solution for peer-to-peer collaboration consists of a client application customized for companies wishing to host private communities. There are a number of P2P software companies that offer competitive approaches in the form of tool kits, products or complete solutions. A few examples are Groove Networks, E-Room.net, and Mangosoft.

         We have limited information regarding our products' market shares in their respective categories. A study of the second quarter of 1999 that we purchased from Media Metrix included only two file transfer protocol products in its research sample, CuteFTP and WS_FTP from Ipswitch, Inc. Based on this limited analysis, CuteFTP had 30% of the market and WS_FTP had 70%. We do not have any independent data regarding the market share of our other products, but do not believe that any of the products have a significant share of the market.

         For more discussion on the risks associated with our competition, you should read the information under "Risk Factors."

                              INTELLECTUAL PROPERTY

         Our trademarks, copyrights and technology are central to our business. We protect our intellectual property rights through a combination of licenses, trademarks, service marks, copyrights, trade secret laws and restrictions on disclosure. We have also filed provisional patent applications for our file searching, exchange and filtering processes employed in CuteMX and our collaborative software platform, which is currently under development.

         We currently have registered trademarks for GlobalSCAPE, CuteFTP, CuteHTML, CuteZIP, CuteMAP and CuteMX and have filed applications to register trademarks for CuteFTP Pro and Cute Web Server.

         We have obtained United States copyright registrations for all but the most recently developed versions of our software applications, and have applied for registration for the most recently developed versions.

         For more discussion on the risks associated with our Intellectual Property, you should read the information under "Risk Factors," especially "Risks Related to Legal Uncertainty."

                                    EMPLOYEES

         As of March 9, 2001, we had 38 full-time and part-time employees organized within six functional areas. The employee distribution according to function is as follows:


         --------------------------------------------- -------------------
                                                           Number of
                          Department                       Employees
         --------------------------------------------- -------------------
         Management and Administration                         8
         Research and Development                              8
         Quality Assurance                                     6
         Marketing                                             6
         Information Services                                  3
         Sales and Customer Support                            7
         --------------------------------------------- -------------------

         None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

                                  RISK FACTORS

         We have described below risks that we are aware of that could have a material adverse effect on your stock ownership and our business, including revenues, income, operating results and financial condition.

                        RISKS RELATED TO STOCK OWNERSHIP

STOCKHOLDERS MAY BE UNABLE TO SELL THEIR STOCK.

         There is no public market for GlobalSCAPE's common stock. In addition, GlobalSCAPE's bylaws provide that, except under limited circumstances, stockholders may not transfer their stock until the earlier of (i) January 1, 2002 or (ii) 180 days after GlobalSCAPE completes an initial public offering of its stock and lists and registers the stock on a national securities exchange or causes its shares to be quoted on the automatic quotation system of a national securities association. GlobalSCAPE has delayed its plan to complete a public offering and may never complete a public offering, list its common stock or cause its common stock to be quoted on a quotation system of a national securities association. Consequently, it may be difficult for stockholders to sell their stock. Even if GlobalSCAPE completes an offering and lists its stock there might not be a viable trading market for the stock.

STOCKHOLDERS' OWNERSHIP OF GLOBALSCAPE STOCK MAY BE SIGNIFICANTLY DILUTED.

GlobalSCAPE may determine at some time in the future to issue additional shares in a public or private offering resulting in considerable dilution.

ATSI AND ITS DIRECTORS AND EXECUTIVE OFFICERS ARE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER GLOBALSCAPE.

         ATSI owns approximately 73% of GlobalSCAPE's outstanding common stock. Therefore, ATSI is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of GlobalSCAPE or discourage a potential acquirer from attempting to obtain control of GlobalSCAPE, either of which could have an adverse effect on the value of GlobalSCAPE's common stock.

         Arthur L. Smith, the Chairman and Chief Executive Officer of ATSI and
H. Douglas Saathoff, the Chief Financial Officer of ATSI, are two of the three members of GlobalSCAPE's Board of Directors. Therefore, until additional directors are recruited for GlobalSCAPE's board, these ATSI officers may be able to exert significant influence over GlobalSCAPE and conflicts of interest may arise.

ANTI-TAKEOVER PROVISIONS IN GLOBALSCAPE'S CHARTER AND DELAWARE LAW COULD INHIBIT OTHERS FROM ACQUIRING GLOBALSCAPE.

         Some of the provisions of GlobalSCAPE's certificate of incorporation and bylaws and in Delaware law could, together or separately:

         -   discourage potential acquisition proposals;

         -   delay or prevent a change in control; and

         - limit the price that investors may be willing to pay in the future for shares of GlobalSCAPE's common stock.

         In particular, GlobalSCAPE's certificate of incorporation and bylaws provide for, among other things, limitations on the individuals that may call meetings of the stockholders and do not allow for cumulative voting. GlobalSCAPE is also subject to Section 203 of the Delaware General Corporation Law which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder, as defined in the statute, for a period of three years following the date on which the stockholder became an interested stockholder.

ATSI MIGHT BE MOTIVATED BY FINANCIAL STRESS TO SELL ITS GLOBALSCAPE STOCK, WHICH COULD DEPRESS THE VALUE OF THE STOCK.

ATSI has incurred losses since inception, had negative cash flows for most of its history, and currently has only limited resources to support its operations. If ATSI is not able to obtain financing to support its operations or achieve positive cash flow, ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which would tend to depress the value of the stock in general.

                           RISKS RELATED TO OPERATIONS

GLOBALSCAPE DEPENDS ON ONE PRODUCT FOR A SUBSTANTIAL PORTION OF ITS REVENUES.

         GlobalSCAPE depends on a single product, CuteFTP, for about 98% of its revenues, either through sales of licenses to use CuteFTP or sales of advertising space in CuteFTP. In addition, GlobalSCAPE's ability to raise revenues related to existing products and new products depends substantially on exploiting the traffic to GlobalSCAPE's web sites generated by the demand for CuteFTP and leveraging the "Cute" brand name to cross-market other products. If GlobalSCAPE is not able to maintain CuteFTP's competitive position, its revenues could decline dramatically and GlobalSCAPE's plans to expand its business could be substantially impaired.

GLOBALSCAPE MAY NOT BE ABLE TO GENERATE SUFFICIENT REVENUE FROM THE REGISTRATION OF ITS SOFTWARE.

         All of GlobalSCAPE's products are available for free download for a minimum 30-day evaluation period as specified in their respective license agreements. GlobalSCAPE motivates users to purchase a permanent license for the products by displaying registration reminder messages and by completely or partially disabling the product at the end of the evaluation period. Currently, product sales account for over 90% of GlobalSCAPE's revenue. If registration does not occur, revenue generation is limited to advertising revenues which currently account for a small portion of GlobalSCAPE's revenues.

GLOBALSCAPE'S POSITION IN THE INTERNET SOFTWARE MARKET IS CONTINUOUSLY THREATENED BECAUSE THE MARKET IS INTENSELY COMPETITIVE AND TECHNOLOGY IS CONSTANTLY CHANGING.

         The software industry is characterized by rapid technological change. GlobalSCAPE's competitors are constantly releasing improved versions of their products. You should read the information under "Business-Competition" for more information on our competitors. The needs and expectations of GlobalSCAPE's customers are also evolving. Therefore, GlobalSCAPE must continually enhance its products and develop new products to remain competitive. When a new product is brought to market with functionality better suited to a particular use, the demand for currently available products may decrease. For example, GlobalSCAPE believes that in the past a small portion of the demand for CuteFTP was driven by the desire to transfer audio files in the popular MP3 format, and that this demand declined as a result of the release of file sharing programs like Napster and CuteMX. All of GlobalSCAPE's products are subject to the threat of reduced market share resulting from the introduction of new products. GlobalSCAPE may fail to develop new products and functionalities as quickly as necessary in the future to avoid losing its position in the Internet software market.

         In addition, software development generally requires substantial lead time, so GlobalSCAPE must accurately predict what changes will be needed. GlobalSCAPE may fail to predict these changes far enough in advance, or it may not have sufficient technical personnel to make such changes. If GlobalSCAPE cannot keep pace, its products will lose their position in the market.

GLOBALSCAPE'S REVENUES MAY DECLINE IF INTERNET USE DOES NOT GROW AS PROJECTED.

         If the Internet fails to continue to grow as a commercial medium and the number of users transacting business on the Internet declines, our revenues may be substantially impaired.

FUTURE GOVERNMENT REGULATION MAY INCREASE OUR COST OF DOING BUSINESS AND REDUCE DEMAND FOR OUR PRODUCTS.

         As Internet popularity increases, new laws may be adopted to address areas such as taxation, privacy, copyrights, and quality of services, and existing laws may be applied to the Internet in unexpected ways. New laws and unexpected application of existing laws related to the Internet could create uncertainty in the Internet market place, which could increase our cost of doing business, reduce demand for our products, and have a material adverse effect on our business, financial condition and operations.

GLOBALSCAPE MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH LARGER, BETTER POSITIONED COMPANIES, RESULTING IN LOWER MARGINS AND LOSS OF MARKET SHARE.

         GlobalSCAPE's major competitors are Ipswitch, Inc., which distributes WS_FTP, the top competitor to CuteFTP, and Microsoft Corporation, which incorporates various Internet software, including file transfer protocol functionality, in its other products. Each of these companies has significantly greater revenues and financial resources than GlobalSCAPE as well as greater personnel and technical resources. This may enable them to develop new technologies more quickly than GlobalSCAPE, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements. They may also be able to adopt more aggressive pricing strategies. For example, Ipswitch gives an older version of its file transfer protocol program away for free for non-commercial uses, and Microsoft includes file transfer protocol functionality in its Internet browser, which it distributes for free. Increased competition may result in lower operating margins and loss of market share. GlobalSCAPE expects additional competitors to enter the market as the size and visibility of the market for web based software increases. These competitors may have significantly greater capabilities and resources than GlobalSCAPE. You should read the information under "Business-Competition" for more information on our competitors.

IT MAY BE DIFFICULT FOR GLOBALSCAPE TO RECRUIT SOFTWARE DEVELOPERS AND OTHER TECHNICAL AND MANAGEMENT PERSONNEL BECAUSE GLOBALSCAPE IS A RELATIVELY SMALL COMPANY.

         GlobalSCAPE competes intensely with other Internet software development and distribution companies internationally to recruit and hire from a limited pool of qualified personnel. Some qualified candidates prefer to work for larger, better known companies.

IF GLOBALSCAPE LOSES KEY PERSONNEL IT MAY NOT BE ABLE TO EXECUTE ITS BUSINESS PLAN.

         GlobalSCAPE's future success depends on the continued services of several key members of its management team, including Mr. Nicolaou, Ms. Poole-Christal, and GlobalSCAPE's product development team. These individuals would be difficult to replace, both because of the intense competition for similarly skilled people and because the knowledge that each of these individuals has regarding GlobalSCAPE's products and product development processes would be difficult to transfer to another individual.

GLOBALSCAPE'S ABILITY TO DEVELOP ITS SOFTWARE WILL BE SERIOUSLY IMPAIRED IF IT IS NOT ABLE TO USE ITS FOREIGN SUBCONTRACTORS.

         GlobalSCAPE relies on foreign subcontractors to help it develop its software. If these programmers decided to stop working for GlobalSCAPE, or if GlobalSCAPE were unable to continue using them because of political or economic instability, GlobalSCAPE would have difficulty finding comparably skilled developers. In addition, GlobalSCAPE would likely have to pay considerably more for the same work, especially if it used U.S. personnel. If GlobalSCAPE could not replace the programmers, it would take it significantly longer to develop its products.

 GLOBALSCAPE MAY INCUR LOSSES AS IT EXPANDS ITS BUSINESS.

         GlobalSCAPE intends to expand its business and therefore expects to expend significant additional resources on research and development, marketing, product development and developing its network infrastructure. As a result, GlobalSCAPE may need to significantly increase its revenues to maintain profitability. If GlobalSCAPE fails to successfully develop and market new products, it may not be able to achieve the necessary revenue growth, and it may not be profitable.

THE FINANCIAL DIFFICULTIES OF ATSI COULD IMPAIR GLOBALSCAPE'S ACCESS TO FINANCING, EXACERBATE CONFLICTS OF INTEREST, AND MIGHT RESULT IN A CHANGE OF OWNERSHIP OF THEIR SHARES.

         ATSI has incurred losses since inception, has had negative cash flows for most of its history, and currently has only limited resources to support its operations. The financial condition of ATSI may make it more difficult for GlobalSCAPE to obtain financing. For example, GlobalSCAPE has been told by a credit rating agency that it will not receive a credit rating higher than that of its parent. If ATSI does not begin to generate sufficient positive cash flows or is not able to obtain financing to continue its operations, the GlobalSCAPE directors who are ATSI executives may be faced with conflicts of interest regarding the best use of GlobalSCAPE's funds and may take steps to cause GlobalSCAPE to transfer funds to ATSI in the form of a dividend. This will deprive GlobalSCAPE of funds needed to fully execute its business plan.

GLOBALSCAPE IS A PARTY TO A $2 MILLION LOAN TO ATSI, AND MAY HAVE TO REPAY THIS LOAN.

         GlobalSCAPE is a signatory, and is jointly and severally liable with ATSI, on a $2 million dollar loan from NTFC Capital Corporation to ATSI made in August 1999 to enable ATSI to purchase equipment for its telecommunications business. ATSI is currently in default of some of its financial covenants under the loan agreement, namely minimum revenue levels, gross margin levels, EBITDA and debt-to-equity ratios.

         Because of its financial condition, ATSI will likely continue to be in default of financial covenants and may fail to meet its payment obligations. NTFC could decide to seek repayment from GlobalSCAPE of the entire outstanding balance. However, if GlobalSCAPE used its funds to repay this loan, its ability to execute its business plan would be seriously impaired.

GLOBALSCAPE'S OPERATIONS ARE VULNERABLE TO SECURITY BREACHES THAT COULD HARM THE QUALITY OF ITS PRODUCTS AND SERVICES OR DISRUPT ITS ABILITY TO DELIVER ITS PRODUCTS AND SERVICES.

         Third parties may breach GlobalSCAPE's system security and damage its products and services or misappropriate confidential customer information. This might cause GlobalSCAPE to lose customers, or even cause customers to make claims on GlobalSCAPE for damages to them. In addition, GlobalSCAPE may be required to expend significant resources to protect against security breaches and/or to address problems caused by such breaches.

GLOBALSCAPE'S PRODUCTS MAY EXPOSE CUSTOMERS TO INVASION OF PRIVACY, CAUSING CUSTOMER DISSATISFACTION.

         Some of GlobalSCAPE's products are intended to provide outsiders access to files on customer's hard drives, making the customer vulnerable to outsider use of information. If the customer suffers an invasion of privacy or harm to his or her computer, this may result in customer dissatisfaction and possible claims against us for any resulting damages.

GLOBALSCAPE MAY HAVE INCREASING RISK OF REVENUE VOLATILITY AS A LARGER PORTION OF ITS REVENUE IS DERIVED FROM FOREIGN COUNTRIES.

         The portion of GlobalSCAPE's sales derived from foreign countries has increased and GlobalSCAPE expects it will continue to increase. This may expose GlobalSCAPE to greater risks of volatility in its revenues due to greater economic volatility in those countries.

GLOBALSCAPE'S PRODUCTS MAY CONTAIN DEFECTS THAT MAY BE COSTLY TO CORRECT, DELAY MARKET ACCEPTANCE OF ITS PRODUCTS AND DAMAGE ITS REPUTATION.

         Errors may be found in GlobalSCAPE's products after distribution. If errors are discovered, GlobalSCAPE may have to make significant expenditures of capital to eliminate them and may not be able to correct them in a timely manner or at all. Errors and failures in GlobalSCAPE's products could result in a loss of, or delay in, market acceptance of its products and could damage its reputation.

GLOBALSCAPE'S PRODUCTS RELY ON THE PREVALENCE OF WINDOWS-BASED OPERATING SYSTEMS AND IF THAT TECHNOLOGY FAILS TO MAINTAIN OR IMPROVE MARKET SHARE, GLOBALSCAPE'S PRODUCTS WOULD NOT BE AS MARKETABLE.

         GlobalSCAPE's current products can only be used on a Windows-based operating system and are not compatible with other operating systems. Anything that affects Windows market share negatively could have a material adverse effect on the demand for GlobalSCAPE's products.

                       RISKS RELATED TO LEGAL UNCERTAINTY

GLOBALSCAPE MAY BE SUED BY MEMBERS OF THE RECORDING INDUSTRY, MOTION PICTURE INDUSTRY OR OTHERS FOR DISTRIBUTING CUTEMX, WHICH WOULD CAUSE IT TO INCUR SUBSTANTIAL LEGAL EXPENSES AND THE PAYMENT OF SUBSTANTIAL MONEY DAMAGES.

         Despite GlobalSCAPE's security measures, a portion of CuteMX users probably used the program to exchange files containing copyrighted works, such as popular songs or videos. Napster, Inc. distributed a similar program and was sued in March of 2000 by numerous members of the recording industry, and Scour, Inc. distributed a similar program and was sued in September 2000 by numerous members of the recording and movie industry. These lawsuits allege that Napster and Scour are vicariously and contributorily liable for the sharing of files containing copyrighted music and videos via their service. Similarly, GlobalSCAPE may be sued by artists, record and movie companies or others whose works may have been distributed using CuteMX. If GlobalSCAPE were sued, GlobalSCAPE may be found to have violated the law and be required to pay money damages. Even if GlobalSCAPE were to win such a lawsuit or reach a settlement, the expense of defending the suit might have a material adverse effect on its financial condition.

GLOBALSCAPE IS VULNERABLE TO CLAIMS THAT GLOBALSCAPE'S PRODUCTS INFRINGE THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS PARTICULARLY BECAUSE GLOBALSCAPE'S PRODUCTS ARE PARTIALLY DEVELOPED BY INDEPENDENT PARTIES.

         GlobalSCAPE may be exposed to future litigation based on claims that GlobalSCAPE's products infringe the intellectual property rights of others. This risk is exacerbated by the fact that some of the code in GlobalSCAPE's products is developed by independent parties or licensed from third parties over whom GlobalSCAPE has less control than it exercises over internal developers. Claims of infringement could require GlobalSCAPE to reengineer its products or seek to obtain licenses from third parties in order to continue offering its products. In addition, an adverse legal decision affecting GlobalSCAPE's intellectual property, or the use of significant resources to defend against this type of claim could place a significant strain on GlobalSCAPE's financial resources and harm its reputation.

GLOBALSCAPE MAY NOT BE ABLE TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS.

         GlobalSCAPE's patent-pending technology, software code, and trade and service marks are some of GlobalSCAPE's most valuable assets. Given the global nature of the Internet and GlobalSCAPE's business, GlobalSCAPE is vulnerable to the misappropriation of this intellectual property, particularly in foreign countries, such as China and Eastern Europe, where laws or law enforcement practices are less developed. The global nature of the Internet makes it difficult to control the ultimate destination or security of GlobalSCAPE's software making it more likely that unauthorized third parties will copy certain portions of GlobalSCAPE's proprietary information or reverse engineer the proprietary information used in its programs. If GlobalSCAPE's proprietary rights were infringed by a third-party, and GlobalSCAPE did not have adequate legal recourse, GlobalSCAPE's ability to earn profits, which are highly dependant on those rights, would be severely diminished.

         Other companies may own, obtain or claim trademarks that could prevent, limit or interfere with GlobalSCAPE's use of its trademarks. The globalscape.com web site address, or domain name, and GlobalSCAPE's various trademarks are important to its business. If GlobalSCAPE were to lose the use of its site address or trademarks, its business would be harmed and GlobalSCAPE would have to devote substantial resources towards developing an independent brand identity. Defending or enforcing GlobalSCAPE's trademark rights at a local and international level could result in the expenditure of significant financial and managerial resources.

GLOBALSCAPE MAY FACE LIABILITY RELATING TO CONTENT ON, OR PRODUCTS AND SERVICES SOLD FROM, ITS WEB SITE.

         GlobalSCAPE's web sites and software products provide third-party content. GlobalSCAPE could be exposed to claims related to copyright or trademark infringement, errors or omissions, or other wrongful acts by the third parties whose content GlobalSCAPE provides or whose web sites are linked with GlobalSCAPE's. In addition, GlobalSCAPE has agreements with other companies under which it shares revenues resulting from advertising or the purchase of products or services through direct or indirect links to or from GlobalSCAPE's web sites and accessible through GlobalSCAPE's software products. These arrangements may expose GlobalSCAPE to additional legal risks and uncertainties, including potential liability to consumers of these products and services, even though GlobalSCAPE did not provide the products and services itself.

ITEM 2.  PROPERTIES

         Our corporate office is located in a technical park in northwest San Antonio called University Park Tech Center II. Our lease for the 14,700 square foot facility expires in September 2008. Our annual rent is approximately $191,000; however, our rental expense in 2000 was $127,000. We believe these facilities will be suitable for our current business needs and that suitable additional space will be available on acceptable terms when needed.

ITEM 3.  LEGAL PROCEEDINGS

         We are not currently involved in any material pending legal proceedings, but may become subject to legal proceedings in the ordinary course of our business. Such claims may result in the expenditure of significant financial and managerial resources.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is not listed or traded on any stock exchange, nor is it quoted on any automatic quotation system or otherwise listed. There is no established public trading market for our common stock of which we are aware. As of March 22, 2001, there were 2,138 holders of record of our common stock. We believe we have approximately 14,600 beneficial owners of our common stock as of this date.

         GlobalSCAPE's bylaws provide that, except under limited circumstances, stockholders may not transfer their stock until the earlier of (i) January 1, 2002 or (ii) 180 days after GlobalSCAPE completes an initial public offering of its stock and lists and registers the stock on a national securities exchange or causes its shares to be quoted on the automatic quotation system of a national securities association. GlobalSCAPE has delayed its plan to complete a public offering and may never complete a public offering, list its common stock or cause its common stock to be quoted on a quotation system of a national securities association. Consequently, it may be difficult for stockholders to sell their stock. Even if GlobalSCAPE completes an offering and lists its stock, there might not be a viable trading market for the stock.

         We have never paid a cash dividend, and do not expect to do so in the foreseeable future. We expect to reinvest all of our earnings in the further growth of the business.

ITEM 6.  SELECTED FINANCIAL DATA

                                                             Years ended December 31,
                                             1996         1997        1998          1999         2000
Revenues:
   Software product revenues............     $216,376    $870,539   $2,073,687    $2,922,141   $5,165,668
   Advertising revenues.................            -           -            -       328,895      570,008
                                          ------------ ----------- ------------ ------------- ------------
         Total revenues.................      216,376     870,539    2,073,687     3,251,036    5,735,676
Operating expenses:
   Cost of revenues (exclusive of
     depreciation and amortization shown
     separately below)....................     92,758     219,623      396,570       105,026      200,118
   Selling, general and administrative..      333,450     448,457    1,228,644     1,625,004    3,606,550
   Research and development.............            -           -       42,164       139,953      817,496
   Depreciation and amortization........        2,505       4,876       91,262       253,896      430,221
                                          ------------ ----------- ------------ ------------- ------------
         Total operating expenses.......      428,713     672,956    1,758,640     2,123,879    5,054,385
                                          ------------ ----------- ------------ ------------- ------------
Income (loss) from operations...........     (212,337)    197,583      315,047     1,127,157      681,291
Interest expense, net...................            -           -       (2,345)      (56,847)     (42,839)
Other expense...........................         (404)          -            -             -            -
Gain (loss) on sale of assets...........             -          -            -             -      (13,687)
                                          ------------ ----------- ------------ ------------- ------------
Income (loss) before provision for
  income taxes..........................     (212,741)    197,583     312,702     1,070,310       624,765
Income tax provision:
   Current
         Federal income taxes...........            -      65,242     108,377       372,532       329,215
         State income taxes.............            -       9,042      15,020        51,629        22,532
   Deferred
         Federal income taxes...........            -      (1,004)     (6,463)      (24,353)      (38,246)
         State income taxes.............            -        (139)       (896)       (3,375)       (3,375)
                                          ------------ ----------- ------------ ------------- ------------
Total income tax provision (benefit) ...            -      73,141     116,038       396,433       310,126
                                          ------------ ----------- ------------ ------------- ------------
Net income .............................    ($212,741)   $124,442    $196,664      $673,877      $314,639
                                          ============ =========== ============ ============= ============
     Net income per common share - basic       ($0.02)      $0.01       $0.02         $0.05         $0.02
     Net income per common share
        -assuming dilution .............       ($0.02)      $0.01       $0.01         $0.05         $0.02


                                                                   December 31,
                                              1996        1997         1998         1999        2000

Cash and cash equivalents................    $2,378    $192,064    $  65,480   $   16,361  $  113,591
Working capital (deficit)................    21,197     167,300     (798,833)    (160,171)    161,939
Total assets.............................    59,902     280,180    1,163,648    1,471,299   2,122,094
Long term debt including capital lease
obligations, less current portion........      -           -          73,412       56,924     149,074
Cash dividends per common share..........    $ -        $  -       $    -       $    -      $    -



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.


COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

         SALES. We derive our revenues primarily from software sales and to a lesser degree from advertising from within our software products and on our websites. Sales are comprised of the gross selling price of software, including shipping charges and the net proceeds received from advertisers. We contract with third parties for the delivery and sales of advertising. For the year ended December 31, 2000, total revenues increased 76% from $3,251,036 in 1999 to $5,735,676 in 2000. Sales of software licenses increased from $2,922,141 to $5,165,668, a 77% increase. Unit sales of these software licenses increased 55% from 121,649 in 1999 to 188,407 in 2000. The average selling price per unit increased period over period due to decreased sales of multi-seat licenses as a percentage of total licenses sold. Advertising revenue in 2000 was $570,008, a 73% increase over 1999's advertising revenue of $328,895. Advertising revenue accounted for 10% of total revenues in both 1999 and 2000. We began displaying ad banners in our products for the first time in the second quarter of 1999 and earned an average of $2.30 per thousand banners displayed (CPM). For all of 1999, we earned an average CPM of $2.21. In 2000, the market for internet advertising collapsed. We earned an average CPM of only $0.69. This decline in CPM was offset by very strong growth in the number of ads displayed, accounting for the 73% increase in advertising revenues over the comparable period a year ago. We displayed almost 800 million ad banners in 2000 as compared to just over 138 million in 1999. We believe much of the decline in advertising rates is a combination of increases in supply and questions about the effectiveness of banner ads, which we believe will keep prices depressed in the immediate future. As a result of our analysis of the market for internet advertising, we have discontinued installing the advertising modules within new releases of our software products. We will continue to generate some advertising revenue from the existing customer base but we expect that this base will deteriorate and we believe that advertising revenues in 2001 will be significantly less than those attained in 2000. We plan to continuously evaluate the market for internet advertising and may take advantage of this market if conditions warrant.

         COST OF REVENUES. Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs. Cost of revenues increased 91% between periods from $105,026 to $200,118 primarily due to increased sales volume and increased bandwidth capacity. As a percentage of revenues, cost of revenues increased slightly from 3.2% to 3.5%.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees. Selling, general and administrative expenses increased from $1,625,004 in 1999 to $3,606,550 in 2000, a 122% increase. As a percentage of total sales, selling, general and administrative expenses increased from 50% in 1999 to 63% in 2000. These expenses increased primarily as a result of increased personnel costs including salaries, payroll taxes and insurance as well as increased rents associated with our move to a larger facility. The number of persons employed by GlobalSCAPE increased from approximately 23 at the end of 1999 to 38 at December 31, 2000. We incurred a compensation charge in the fourth quarter of $214,174 for the re-issuance of stock options. These options were issued below fair market value and the difference between the fair market value and the exercise price of the option was recognized as compensation expense for all vested options. The total charge related to these options is $255,559, $41,385 of which will be recognized in future periods as these options vest. The vesting periods of these options vary, the longest term being 18 months from January 1, 2001. For more information on these options, you should read the discussion under "Executive Compensation." In addition, we incurred a number of one-time legal and printing fees related to ATSI's partial spin-off of our common stock in 2000.

         We may incur additional compensation charges related to stock options for which we have not made provisions. Ms. Poole-Christal claims her option should be adjusted as a result of the forward split. The Company does not believe that her current options are subject to the 7.6:1 split. We are not able to predict the outcome of these discussions. If Ms. Poole-Christal's option were adjusted to reflect the split, she would hold 2,214,860 options at an exercise price of $0.0132 per share. This adjustment would cause us to recognize additional compensation expense for the quarter in which the adjustment is made equal to the difference between the fair market value of the stock at the time of the adjustment. We estimate that this additional non-cash compensation charge would be $892,000 if this issue were resolved today at the fully split adjusted rate.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased 484% from 1999 to 2000, from $139,953 to $817,496. The increase was due to the rapid expansion of our internal research and development staff used for new product development and the maintenance of existing products as well as increased expenditures on external development resources.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation expense related to our fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of CuteFTP in 1998. Depreciation and amortization expense increased 69% from $253,896 in 1999 to $430,221 in 2000. This increase was due primarily to the addition of office furniture, leasehold improvements, phone systems, computers and computer related equipment related to our move to a larger facility and increases in personnel.

         INTEREST EXPENSE, NET. Interest expense decreased from 1999 to 2000 from $56,847 to $42,839. The majority of interest expense incurred during 1999 was related to the purchase of CuteFTP. The Company's debt related to this purchase was paid in full in January 2000. Interest expense recognized during 2000 is related primarily to capital leases for office furniture and working capital borrowings.

         INCOME TAXES. In periods prior to September 12, 2000, ATSI has filed a consolidated federal income tax return to include the tax information for it and for its affiliates, including GlobalSCAPE. Effective September 12, 2000, ATSI distributed approximately 27% of its ownership in GlobalSCAPE, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes. From that date forward, GlobalSCAPE will file a separate return for income taxes. For financial accounting purposes and in accordance with the tax sharing agreement which was in effect by and between ATSI and GlobalSCAPE for the periods prior to deconsolidation our financial statements have and will continue to reflect the costs of income taxes as if GlobalSCAPE was filing separate income tax returns. The provision for federal income taxes was $290,969 and $348,179 for 2000 and 1999, respectively. The provision for state income taxes was $19,157 and $48,254 over the same periods. GlobalSCAPE's effective income tax rate for 2000 was 50% compared to the 37% effective rate for 1999. The increase in the effective income tax rate in 2000 is due primarily to the financial accounting recognition of compensation expense related to stock option grants.

         NET INCOME. Net income decreased from $673,877 in 1999 to $314,639 in 2000, primarily as a result of the impact of the non-cash stock option related compensation charges as well expenses related to the partial spin-off of our common stock and increased personnel costs. These expenses combined to reduce our income before taxes. In addition, the compensation charge related to stock options did not reduce our tax liability, as it is not deductible for federal income tax purposes.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 AND YEAR ENDED DECEMBER 31, 1998

         SALES. Software sales increased from $2,073,687 in 1998 to $2,922,141 in 1999, a 41% increase. Unit sales of our software products increased from 68,216 in 1998 to 121,649 in 1999. The average selling price decreased year to year due to greater sales of multi-seat licenses. We recognized advertising revenues for the first time in 1999. Advertising revenue in 1999 was $328,895 and accounted for approximately 10% of total revenues. We displayed more than 138 million banners, which accounted for the majority of advertising revenues.

         COST OF REVENUES. Cost of revenues in 1998 and 1999 consist primarily of royalties and production, packaging and shipping costs for boxed copies of software products. We purchased CuteFTP from its author in October 1998. Prior to this purchase we distributed the product under an exclusive royalty based distribution agreement. Royalties were recognized as costs of revenues. The reduction in cost of revenues from $396,570 in 1998 to $105,026 in 1999 reflects the purchase, which eliminated any further royalty payments.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of personnel and related expenses, rent, advertising and promotional expenses, bad debt expense and credit card transaction fees. Selling, general and administrative expenses increased from $1,228,644 in 1998 to $1,625,004 in 1999, a 32% increase. As a percentage of total sales, selling, general and administrative expenses decreased from 59% in 1998 to 50% in 1999. Expenses increased primarily as a result of increased personnel costs including salaries, payroll taxes and recruiting fees. We had 14 employees at the end of 1998 and 23 at the end of 1999. In addition, advertising expenses increased due to new product launches. We introduced saleable versions of CuteHTML and CuteMAP as well as beta versions of CuteZIP in 1999. Billing fees increased as well due to increased sales via credit card transactions.

         RESEARCH AND DEVELOPMENT. In 1999, we began outsourcing some research and development expenses. Research and development expenses were $42,164 in 1998 and $139,953 in 1999, a 232% increase. We began incurring research and development costs shortly after the decision was made to purchase CuteFTP. Prior to the purchase, all development costs were the responsibility of the author. In 1999, we expended resources on CuteFTP, CuteHTML, CuteMAP, CuteZIP and CuteMX as well as other products.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation expense related to GlobalSCAPE's fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of the source code of CuteFTP. Depreciation and amortization expense increased from $91,262 in 1998 to $253,896 in 1999 due primarily to the increase in fixed assets between years and approximately $180,000 of amortization related to CuteFTP.

         INTEREST EXPENSE. Interest expense consists primarily of interest expense related to the purchase of CuteFTP and interest expense related to our various capital leases and working capital borrowings. Interest expense grew from $2,345 in 1998 to $56,847 in 1999, a 2,324% increase, of which $37,073 was due solely to the purchase of CuteFTP. The author agreed to accept approximately $190,000 in cash and twelve equal monthly payments of $63,000 for the total purchase price. Although no interest charge was expressed in the purchase agreement, we imputed interest at a rate of 12%.

         INCOME TAXES. ATSI files a consolidated federal income tax return for it and its affiliates, including GlobalSCAPE. Since ATSI has had and continues to have net operating losses on a consolidated basis, no income taxes have been due with the consolidated federal income tax return filing in any reported period. GlobalSCAPE, has however, generated positive net income in each year from 1997 through 2000 and its financial statements have and will continue to reflect the costs of income taxes as if GlobalSCAPE was filing separate income tax returns. The provision for federal income taxes was $348,179 and $101,914 for 1999 and 1998, respectively. The provision for state income taxes was $48,254 and $14,124 over the same periods.

         NET INCOME. Net income increased 243% between periods from $196,664 in 1998 to $673,877 in 1999. The increase was a result of revenue growth and increased gross margins resulting from the purchase of CuteFTP.

LIQUIDITY AND CAPITAL RESOURCES

         In February 2000, we borrowed $70,000 from The Frost National Bank. As of December 31, 2000, the outstanding balance was approximately $12,000. We began making monthly principal and interest payments of $6,142 on March 1, 2000 and continued to make such payments for a period of twelve months, through February 1, 2001. The interest rate was subject to change and was approximately 10.5% per annum for the year ended December 31, 2000. There were no prepayment penalties. The note was paid in full February 2, 2001.

         We are a co-borrower for a capital lease obligation of, and have joint and several liability with, ATSI with NTFC Capital Corporation entered into August 26, 1999 in the amount of $2,000,000. In connection with this obligation we signed a Note and a Loan and Security Agreement whereby we have granted a security interest to NTFC in the equipment purchased with the loan proceeds. GlobalSCAPE does not use any of that equipment in its business and none of our stock or assets is collateral securing the obligation. Interest on the obligation was capitalized for the first six months and is calculated at a fixed rate per annum equal to the five year bank swap rate as reported on the first borrowing date on the Dow Jones & Company Telerate screen, plus 495 basis points. All principal amounts borrowed are to be amortized and repaid quarterly. As of December 31, 2000, the outstanding balance including capitalized interest was approximately $1,873,023.

         The lease facility requires that ATSI meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. ATSI was in default of financial covenants of the lease as of January 31, 2001 and has classified the entire capital lease as a current liability. ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults. Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI's January 31, 2001 non-compliance.

         On a consolidated basis as of January 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. If ATSI were unable to pay this obligation, the lender would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance. If ATSI were unable to pay any loan balance remaining after the sale of the equipment, the lender would have recourse against us for repayment. As a result, assets which otherwise would be used to execute our business strategy may have to be used to satisfy this debt.

         ATSI's auditors have raised substantial doubt about ATSI's ability to continue as a going concern. Because of the aforementioned conditions, ATSI actions could have a substantial effect on our assets. Therefore, there is substantial doubt of our ability to continue as a going concern. The financial condition of ATSI may impede or eliminate our ability to execute our business plan by impairing our ability to obtain financing. ATSI might be motivated by financial distress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general.

         Net cash provided by operating activities was $30,370, $808,142 and $973,067 in 1998, 1999 and 2000, respectively. In 1998, net cash provided by operating activities was primarily a result of net income and adjustments related to depreciation and amortization, offset by amounts due to ATSI. Net cash provided by operating activities in 1999 was primarily the result of net income and adjustments related to depreciation and amortization as well as increasing amounts due to ATSI, offset by increases in accounts receivable. Operating cash flows in 2000 were primarily the result of net income and adjustments related to depreciation and amortization and deferred compensation as well as increases in accounts payable and accrued liabilities. These cash flows were offset by reductions in the amount to ATSI.

         Net cash used in investing activities for 1998, 1999 and 2000 was $149,202, $185,997 and $620,539 respectively. Net cash used in investing activities in each of these periods was related to the purchase of property and equipment. The property and equipment purchased consisted primarily of phone systems, office furniture, leasehold improvements and computer hardware and software for our new facility during the year 2000.

         Net cash used in financing activities during 1998, 1999 and 2000 was $7,752, $671,264 and $255,298 respectively. Net cash used in financing activities for 1999 consisted of $230,000 in bank borrowings, $888,566 in principal payments on notes payable and $12,698 in principal payments on capital lease obligations. The majority of principal payments on notes payable were related to the purchase of CuteFTP. Net cash used in financing activities for 2000 consisted primarily of $70,000 in bank borrowings offset by $263,269 in principal payments on notes payable and $63,648 in principal payments on capital lease obligations. The final payment for CuteFTP was made in January 2000 and accounts for the reduction in principal payments on notes payable between periods. The increase in principal payments on capital lease obligations is a reflection of the capital leases entered into for computer hardware in the fourth quarter of 1999 and capital leases for office furniture in 2000.

         In March 2001 we established a line of credit with The Frost National Bank in the amount of $200,000. The interest rate is subject to change and is indexed to the bank's prime rate. The initial rate is 9.5%. If a default occurs under the note, the lender can accelerate all or a portion of the debt. Both parties have agreed to arbitrate any dispute that arises under the Note in the City of San Antonio, Bexar County. In connection with the line of credit, we entered into a Commercial Security Agreement with The Frost National Bank whereby we granted a security interest in all our accounts and equipment. In the event of default under the Security Agreement, the bank may sell the collateral in which they hold a security interest. We have not used any of the available credit under this facility as of the date of this report.

         As of December 31, 2000, we had approximately $113,591 in cash and cash equivalents, current assets of $684,489 and current liabilities of $522,550, resulting in working capital of $161,939. Our principal commitments consisted of obligations outstanding under capital leases and bank borrowings. In February 2001 we paid off all balances owed related to bank borrowings. We anticipate a rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. The facility that we currently occupy is expected to be sufficient for our growth through December 31, 2001. Consequently, capital expenditures for leasehold improvements and furniture should be less in 2001 than in 2000. We anticipate that we will continue to add computer hardware resources and that we will expend significant resources on product development and the expansion of our management team and development staff. We may also use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

         It is our intention to increase expenditures on personnel, sales and marketing, research and development and infrastructure. We have, however, no formal commitments to incur such expenses other than those disclosed in this Annual Report and in documents previously filed with the SEC and therefore do not have an identified need for external financing for the next 12 months. We will manage to the current and immediately foreseeable cash flows generated internally until such time as some external source of capital is identified.

TAX MATTERS

         As of the date of ATSI's distribution of the GlobalSCAPE's stock, September 12, 2000, the stock ownership requirements necessary for GlobalSCAPE to be eligible to join in the filing of an ATSI consolidated tax return are not met. In filing a separate return, GlobalSCAPE's income and deductions will be taxable on a single-entity basis.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. We do not currently have any derivative instruments and therefore the adoption of SFAS 133 will not have any current impact on our financial position or results of operations.

INFLATION

         Increases in inflation generally result in higher interest rates and operating costs. Our largest cost exposure is cost of salaries and general and administrative expenses. To date we believe that inflation has not had a significant impact on our operations.

RESEARCH AND DEVELOPMENT

         Research and development expenses include all direct costs, primarily salaries for personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 1998, 1999, and 2000, we spent $42,000, $243,000 and $873,000, respectively on research and development of which approximately $103,000 and $56,000 was capitalized in 1999 and 2000, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         To date, we have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We invest our cash in money market funds, which are subject to minimal credit and market risk. We believe that the interest rate risk and other relevant market risks associated with these financial instruments are immaterial.

         In 2000, approximately 33% of our revenues came from customers outside the United States. However, all revenues are received in U.S. dollars so we have no exchange rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                GLOBALSCAPE, INC.

                          INDEX TO FINANCIAL STATEMENTS

                  YEARS ENDING DECEMBER 31, 1998, 1999 AND 2000

                                    CONTENTS

Report of Independent Auditors                          23
Financial Statements
     Balance Sheets                                     24
     Statements of Operations                           26
     Statements of Stockholders' Equity                 27
     Statements of Cash Flows                           28
Notes to Financial Statements                           30

                         REPORT OF INDEPENDENT AUDITORS

GlobalSCAPE, Inc.
To the Board of Directors:

         We have audited the accompanying balance sheets of GlobalSCAPE, Inc., a majority-owned subsidiary of ATSI Communications, Inc. ("ATSI"), as of December 31, 1999 and 2000 and the related statements of operations, stockholders' equity and cash flows for the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. as of December 31, 1999 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

         The accompanying financial statements have been prepared assuming that GlobalSCAPE, Inc. will continue as a going concern. As more fully described in the Note 1, the Company is a majority owned subsidiary of ATSI Communications, Inc. On a consolidated basis as of July 31, 2000, ATSI had a working capital deficit, had suffered recurring losses since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. These conditions raise substantial doubt about ATSI's ability to continue as a going concern. Because of the aforementioned conditions relating to ATSI and that GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI of which ATSI was in default of certain financial covenants, ATSI's actions could have substantial effect on the Company's assets; therefore, there is also substantial doubt about whether GlobalSCAPE, Inc. will continue as a going concern. The financial statements of GlobalSCAPE, Inc. do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     Ernst & Young LLP

San Antonio, Texas
March 2, 2001

                                GLOBALSCAPE, INC.

                                 BALANCE SHEETS

                                                                   December 31,
                                                                1999          2000
                                                                ----          ----
      Assets
      Current assets:
           Cash .........................................        $16,361      $113,591
           Accounts receivable (net of allowance for
                doubtful accounts of $70,000 and $80,719
                in 1999 and 2000, respectively)..........        368,353       241,322
           Due from parent...............................              -       265,685
           Deferred tax assets ..........................              -        51,726
           Prepaid expenses .............................         25,216        12,165
                                                            ---------------------------
      Total current assets...............................        409,930       684,489

      Property and equipment:
           Furniture and equipment.......................         54,720       287,017
           Software......................................         28,554        78,822
           Equipment.....................................        203,480       504,464
           Leasehold improvements........................          1,426       145,536
           Software development costs....................        102,686       158,285
                                                            ---------------------------
                                                                 390,866     1,174,124
      Accumulated depreciation and amortization..........        106,866       297,015
                                                            ---------------------------
      Net property and equipment.........................        284,000       877,109

      Other assets:
           Core software technology (net of
                accumulated amortization of  $224,736
                and $406,679 for 1999 and 2000,
                 Respectively............................        674,207       492,264
           Goodwill (net of accumulated amortization of
                and $18,837 and $26,506 in 1999 and
                2000 respectively).......................         30,287        22,618
           Deferred tax assets...........................         36,230        26,125
           Other.........................................         36,645        19,489
                                                            ---------------------------
      Total other assets.................................        777,369       560,496
                                                            ---------------------------
      Total assets.......................................     $1,471,299    $2,122,094
                                                            ===========================


                                GLOBALSCAPE, INC.

                                 BALANCE SHEETS

                                                                   December 31,
                                                                1999          2000
                                                                ----          ----
      Liabilities and Stockholders' Equity
      Current liabilities:
           Accounts payable...........................           $   202     $ 242,621
           Accrued expenses...........................            64,764       162,248
           Due to parent..............................           265,253             -
           Current maturities of long-term debt.......           215,710        47,108
           Current portion of capital lease obligation            24,172        70,573
                                                            ---------------------------
      Total current liabilities.......................           570,101       522,550


      Long-term debt, less current portion............            24,667             -
      Capital lease obligations, less current portion.            32,257       149,074
      Other long-term liabilities.....................                 -        75,764
                                                            ---------------------------
      Total long-term liabilities.....................            56,924       224,838

      Commitments and contingencies

      Stockholders' equity:
           Preferred stock, par value $0.001 per share,
                10,000,000 authorized, no shares
                issued or outstanding.................                 -             -
           Common stock, par value $0.001 per share,
                40,000,000 shares authorized, 12,920,000
                and 12,936,190 shares issued and
                outstanding at December 31, 1999 and
                2000, respectively....................            12,920        12,936
           Additional paid-in capital.................            49,112       264,889
           Retained earnings..........................           782,242     1,096,881
                                                            ---------------------------
      Total stockholders' equity......................           844,274     1,374,706
                                                            ---------------------------
      Total liabilities and stockholders' equity......        $1,471,299    $2,122,094
                                                            ===========================

See accompanying notes.

                                GLOBALSCAPE, INC.

                            STATEMENTS OF OPERATIONS

                                                           For the Years ended December 31,
                                                           1998         1999          2000
                                                           ----         ----          ----
          Operating revenues:
               Software product revenues..............   $2,073,687   $2,922,141    $5,165,668
               Advertising revenues...................            -      328,895       570,008
                                                        ---------------------------------------
                   Total revenues.....................    2,073,687    3,251,036     5,735,676

          Operating expenses:
               Cost of revenues (exclusive of
                    depreciation and amortization
                    shown separately below)...........      396,570      105,026       200,118
               Selling, general and administrative
                    expenses..........................    1,228,644    1,625,004     3,606,550
               Research and development expenses......       42,164      139,953       817,496
               Depreciation and amortization..........       91,262      253,896       430,221
                                                        ---------------------------------------
                   Total operating expense............    1,758,640    2,123,879     5,054,385
                                                        ---------------------------------------
          Income from operations......................      315,047    1,127,157       681,291

          Other income (expense):
               Interest expense, net..................       (2,345)     (56,847)      (42,839)
               (Loss) on sale of assets...............            -            -       (13,687)
                                                        ---------------------------------------
                   Total other income (expense).......       (2,345)     (56,847)      (56,526)
                                                        ---------------------------------------
          Income before income taxes                        312,702    1,070,310       624,765

          Income tax provision
               Current:

                   Federal............................      108,377      372,532       329,215
                   State..............................       15,020       51,629        22,532
               Deferred:
                   Federal............................       (6,463)     (24,353)      (38,246)
                   State..............................         (896)      (3,375)       (3,375)
                                                        ---------------------------------------
          Total income tax provision..................      116,038      396,433       310,126
                                                        ---------------------------------------

          Net income..................................     $196,664     $673,877      $314,639
                                                        =======================================

          Net income per common share - basic                 $0.02        $0.05         $0.02
          Net income per common share - assuming
               dilution                                       $0.01        $0.05         $0.02

         See accompanying notes.

                                GLOBALSCAPE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Common Stock        Additional paid in
                                   Shares     Amount          Capital          Retained Earnings      Total
                                 ------------------------------------------------------------------------------

Balances at December 31, 1997    12,920,000   $ 12,920              $ 49,112           ($88,299)   ($26,267)
Net Income                                                                              196,664     196,664
                                 ---------------------------------------------------------------------------

Balances at December 31, 1998    12,920,000     12,920                49,112            108,365     170,397
Net Income                                                                              673,877     673,877
                                 ---------------------------------------------------------------------------

Balances at December 31, 1999    12,920,000     12,920                49,112            782,242     844,274
Net Income                                                                              314,639     314,639
Exercise of options                  16,190         16                 1,603                          1,619
Value of stock options granted                                       214,174                        214,174
                                 ---------------------------------------------------------------------------

Balances at December 31, 2000    12,936,190    $12,936              $264,889         $1,096,881  $1,374,706
                                 ===========================================================================

See accompanying notes.

                                GLOBALSCAPE, INC.

                            STATEMENTS OF CASH FLOWS

                                                          For the Years ended December 31,

                                                           1998         1999        2000
                                                           ----         ----        ----
Operating Activities:

Net Income...........................................      $196,664    $673,877     $314,639

     Adjustments to reconcile net income to net cash provided by operating activities:

         Bad debt expense............................        40,220      53,614      100,858

         Depreciation and amortization...............        91,262     253,896      430,221

         Deferred compensation.......................             -           -      214,174

         Loss on disposition of assets...............             -           -       13,687

         Deferred taxes..............................        (7,359)    (27,728)     (41,621)

     Changes in operating assets and liabilities:

         Accounts receivable.........................       (29,924)   (368,191)      26,173

         Prepaid expenses............................        (1,750)    (23,466)      13,051

         Other long term assets......................       (26,481)     (9,895)      17,156

         Accounts payable............................        11,852     (15,611)     242,419

         Accrued liabilities.........................       (51,922)     31,813      173,248

         Due to (from) parent........................      (192,192)    239,833     (530,938)
                                                        ------------ ----------- ------------

Net cash provided by operating activities............        30,370     808,142      973,067

Investing Activities:

      Purchase of property and equipment.............      (149,202)   (185,997)    (620,539)
                                                        ------------ ----------- ------------

Net cash used in investing activities................      (149,202)   (185,997)    (620,539)

Financing Activities:

     Issuance of common stock........................             -           -        1,619

     Borrowings under notes payable..................             -     230,000       70,000

     Principal payments on notes payable.............             -    (888,566)    (263,269)

     Principal payments on capital lease obligations.        (7,752)    (12,698)     (63,648)
                                                        ------------ ----------- ------------

Net cash used in financing activities................        (7,752)   (671,264)    (255,298)
                                                        ------------ ----------- ------------

Net increase (decrease) in cash and cash equivalents.      (126,584)    (49,119)      97,230

Cash at beginning of period..........................       192,064      65,480       16,361
                                                        ------------ ----------- ------------

Cash at end of period................................       $65,480     $16,361     $113,591
                                                        ============ =========== ============

                                GLOBALSCAPE, INC.


                                                                For the Years ended December 31,

                                                                    1998        1999         2000
                                                                    ----        ----         ----
     Supplemental disclosure of cash flows information:

     Cash paid during the year for:

          Interest........................................       $   -      $57,000      $37,420

          Income taxes paid to parent.....................           -     $144,500      794,487

          Income taxes paid...............................           -            -       66,667

     Supplemental disclosure of non-cash investing and financing activities:

          Office equipment acquired through issuance of
            capital lease obligations.....................       $27,874    $49,005     $226,866

See accompanying notes.

                                GLOBALSCAPE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 2000

1.       SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

         GlobalSCAPE, Inc. (the Company or GlobalSCAPE) develops and distributes Internet related software. The Company was incorporated in April 1996 and is a 73% owned subsidiary of ATSI Communications, Inc., a Delaware corporation, whose shares are currently traded on the American Stock Exchange. The Company is best known for its popular file transfer program, CuteFTP. The Company derived approximately 100%, 90%, and 90% of its revenues in 1998, 1999, and 2000, respectively, from sales of licenses to use its software products. A combination of the sale of licenses of CuteFTP and advertising from within CuteFTP accounted for 100%, 97% and 98% of its revenues in 1998, 1999, and 2000, respectively. The Company is organized and operates as one operating segment, the provision of Internet-based software and markets its products primarily over the Internet.

BASIS OF PRESENTATION

         As described above, the Company is a majority owned subsidiary of ATSI. On a consolidated basis as of July 31, 2000, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. These conditions, as noted by ATSI's auditors in their report dated September 29, 2000, raise substantial doubt about ATSI's ability to continue as a going concern at July 31, 2000. Because of the aforementioned conditions relating to ATSI and that GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI of which ATSI was in default of certain financial covenants (see Note 5), ATSI's actions could have substantial effect on the Company's assets; therefore, there is also substantial doubt about whether GlobalSCAPE, Inc. will continue as a going concern. Subsequent to July 31, 2000, management of ATSI has arranged for additional funding it believes is sufficient to allow the Company to operate independently of ATSI. In addition, it is anticipated that there will be no cash requirements of the parent to be funded by the Company for at least one year subsequent to December 31, 2000. The financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result form the outcome of ATSI's liquidity problems.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH

         Cash includes all cash and highly liquid investments with original maturities of three months or less.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS

         Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Amortization expense for these costs amounted to approximately $3,749 in 1999 and $50,467 in 2000. These software development costs are amortized using the straight-line method over a three-year period and are only those costs incurred in the development of products that are sold to external customers and not used for internal purposes. These software development costs are not related to those costs incurred for the acquisition of software products or titles reflected in Other Assets as Core Software Technology.

PROPERTY AND EQUIPMENT

         Property and equipment is primarily comprised of furniture and fixtures, software, computer equipment, and software development costs which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred. Property and equipment acquired under capital leases are depreciated over their useful lives or the respective lease term, if shorter. Depreciation periods used for property and equipment range from three to five years.

         Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.

GOODWILL

         Goodwill related to a 1998 asset acquisition is being amortized on a straight-line basis over a five-year period from acquisition. Goodwill is shown net of amortization of $18,837 and $26,506 for the years ended December 31, 1999 and 2000, respectively.

         The Company periodically evaluates the recoverability of goodwill in accordance with Statement Financial Accounting Standards No 121 "Accounting for the Impairment of Long-Live Assets." SFAS 121 requires recognition of impairment of goodwill in the event the net book value of related assets exceeds the future undiscounted cash flows attributable to the related business unit or assets. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying value of the asset over the asset's fair value or discounted estimates of future cash flows. No such impairment had been identified as of December 31, 2000.

OTHER LONG-TERM ASSETS

         Costs incurred for acquiring core software technology are capitalized and amortized over the technology's estimated useful life of 5 years using the straight-line method for calculating such amortization. The Core Software Technology on the balance sheet represents the purchase of the source code and related trademark for CuteFTP and the related amortization of such costs. Other includes security deposits which are expected to be refunded to the Company upon termination of certain leases.

CONCENTRATIONS OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

         Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations to reduce credit risk. The Company requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. No single customer accounted for more than 10% of net revenues in 1998, 1999 and 2000.

REVENUE RECOGNITION

         Revenues from the sale of software products are recognized and completely earned upon shipment of the product. The installation process is simple and requires little or no support. An installation wizard guides the user through the process. The Company does not provide technical support and maintenance services as part of the fee for any of its software products nor does it sell these services separately.

         The outbound shipping charges charged to the customer are included in software product revenues and amounted to $17,370, $32,843 and $35,202 in 1998, 1999, and 2000, respectively. The costs associated with these charges are included in the software products cost of revenue.

         Advertising revenue is recognized as it is earned, net of any fees paid to third-party advertising agents. Advertising is earned in the period in which the advertisements are displayed or in which a sponsored third-party product is taken. The Company did not generate revenue from the sale of advertising from within its software products during the fiscal year ended December 31, 1998. The Company began selling advertising space from within its software products in April 1999. The Company's current product line does not include products containing the modules necessary to generate advertising space, although older versions of its products continue to produce ad space. This was a strategic decision based on the current state of the advertising market.

ROYALTY COSTS

         Royalties that the Company pays on software products licensed from a third-party which it resells are expensed as a cost of sales when the software product is sold. In October 1998, for $899,000, the Company purchased the license rights to the principal software product for which the Company was previously paying royalty costs. This asset is reflected on the balance sheet as Core Software Technology. See Note 8 to the Financial Statements.

ADVERTISING COSTS

         The Company expenses advertising costs as incurred. Advertising expense charged to operations for the years ended December 31, 1998, 1999 and 2000 amounted to approximately $10,000, $58,000 and $113,000, respectively, and are included in selling, general and administrative expenses.

CAPITALIZED INTEREST

         No interest was capitalized during 1998, 1999 or 2000. GlobalSCAPE incurred and charged to expense $2,345, $56,847 and $42,839 in 1998, 1999 and 2000, respectively.

INCOME TAXES

         The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is included in the American TeleSource International, Inc. (a Texas corporation) consolidated federal income tax return through April 3, 2000 and the ATSI Communications, Inc. (a Delaware corporation) consolidated federal income tax return from April 4, 2000 through September 12, 2000. On September 12, 2000, ATSI distributed approximately 27% of its ownership in GlobalSCAPE, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes. In general, the Company's income tax provision reflects income taxes as if the Company filed returns on a separate company basis.

RESEARCH AND DEVELOPMENT

         Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 1998, 1999, and 2000, GlobalSCAPE spent $42,000, $243,000 and $873,000, respectively on research and development of which approximately $103,000 and $56,000 was capitalized in 1999 and 2000, respectively.

STOCK-BASED COMPENSATION

         The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and elected to us the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. The pro forma effects of fair value accounting for compensation costs related to options, on net income would not be material.

EARNINGS PER COMMON SHARE

         Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) for all periods presented. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

                                                              Year ended December 31,

                                                            1998          1999           2000
                                                            ----          ----           ----
          NUMERATORS

          Numerator for basic and diluted earnings per share:

               Net Income........................        $196,664       $673,877      $314,639

               Numerator for basic and diluted
               earnings per share................         196,664        673,877       314,639


          DENOMINATORS

          Denominators for basic earnings per share:

               Weighed average shares

                 outstanding--Basic...............     12,920,000     12,920,000    12,924,866


          DILUTIVE POTENTIAL COMMON SHARES:

          Stock Options (1)......................         326,881        372,673       542,116

          Denominator for dilutive earnings per
          share..................................      13,246,881     13,292,673    13,466,982


          Net income per common share

          Net Income.............................           $0.02          $0.05         $0.02

          Net income per common share - assuming
          dilution

          Net Income.............................           $0.01          $0.05         $0.02


         (1) For the year ended December 31, 2000, 950,000 options have not been included in dilutive shares as the effect would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently nor does it intend in the future to use derivative instruments and therefore does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, which was adopted by the Company in the fourth quarter of 2000. SAB 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned and also requires the deferral of incremental direct selling costs. The Company's revenue recognition policies were already consistent with the guidance provided in SAB 101.

2.       ACCOUNTS RECEIVABLE

Accounts receivable, which are primarily from product sales, are presented net of an allowance for doubtful accounts. The activity of the Company's allowance for doubtful accounts for the years ended December 31, 1998, 1999 and 2000 is presented in the following table:



            Balance at                Charged to                     Balance at
    Year Ended         Beginning       Income or                       End of
   December 31         of Period        Expense     Deductions (1)     Period
---------------------------------------------------------------------------------
       1998                 $13,000        $40,220       $(28,220)       $25,000
       1999                  25,000         53,614         (8,614)        70,000
       2000                  70,000        100,858        (90,139)        80,719

(1)  Represents amounts written off as uncollectible accounts receivable.



3.       LONG-TERM DEBT

The Company had debt outstanding as follows:

                                                                 December 31,
                                                       ---------------------------------
                                                            1999             2000
                                                       --------------- -----------------
Note payable to individual dated October 1998,
    principal and interest payable in monthly
    installments of $63,000 beginning February 1999,
    including interest at 12% due January 2000.......      $62,377            $    -

Note payable to a bank dated January 1999, principal
    and interest payable in 12 monthly installments
    of $5,000 and 12 monthly installments of $10,000
    including interest at prime rate plus 1%, 10.5%
    at December 31, 2000; due January 2001...........      130,000            20,000

Note payable to a bank dated October 1999, principal
    and interest payable in 6 monthly installments of
    $1,000 and 12 monthly installments of $3,667
    including interest at prime rate plus 1%, 10.5%
    at December 31, 2000; due April 2001.............       48,000            14,667


Notepayable to a bank dated February 2000, principal
    and interest payable in 12 monthly installments
    of $6,141 including interest at prime rate plus
    1%, 10.5% at December 31, 2000; due April 2001...                         12,441
                                                       --------------- -----------------
                                                           240,377            47,108
Less current portion.................................      215,710            47,108
                                                       --------------- -----------------
                                                           $24,667             $   -
                                                       =============== =================


4.       COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

The Company has financed the acquisition of certain fixed assets through capital lease obligations. The present value of the future minimum lease payments for these leases at December 31, 2000 is as follows:

              Year ended December 31:

                   2001......................................            $85,092
                   2002......................................             80,283
                   2003......................................             64,445
                   2004......................................             15,644
                                                                 ----------------
              Total minimum lease payments...................            245,464
              Less amount representing interest .............             25,817
                                                                 ----------------
              Present value of minimum lease payments .......            219,647
              Less current portion ..........................             70,573
                                                                 ----------------
              Capital lease obligation, less current portion            $149,074
                                                                 ================

Furniture and equipment at December 31, 1999 and 2000 include $77,000 and $295,000, respectively for assets held under capital leases, less associated accumulated depreciation of $20,000 and $51,000, respectively. Depreciation is included in depreciation and amortization expense.

In March of 2000, the Company entered into a capital lease agreement for office equipment for $227,289. The payment terms are for 48 months after receipt of the equipment and include a one-dollar bargain purchase option at the end of the lease term.

OPERATING LEASES

Minimum future lease payments on non-cancelable operating leases for office facilities are as follows for the years ending December 31:

                                 2001 ...........           $ 190,656
                                 2002 ...........             190,656
                                 2003 ...........             190,656
                                 2004 ...........             190,656
                                 2005 ...........             190,656
                                 Thereafter .....             476,662
                                                     -----------------
                                                           $1,429,942
                                                     =================


         Operating lease expense amounted to approximately $71,000, $90,000 and $139,000 in 1998, 1999 and 2000, respectively.

         The Company entered into a lease for new facilities in April 1999. The monthly lease term began in January 2000. The terms of this lease included an escalation clause whereby no payments were due from January through June of 2000.

CONTINGENCIES

         On January 15, 1998, GlobalSCAPE's President and Chief Operating Officer, was awarded an option to purchase 291,429 shares of common stock at $0.10 per share under the 1998 Stock Option Plan (Plan). The Plan contains a provision that states that in the event of any change in the number of issued and outstanding shares of Common Stock which results from a stock split, reverse stock split, the payment of a stock dividend or certain other changes in the capital structure of the Company, such as a merger, consolidation, reorganization or re-capitalization, the Board or Committee shall appropriately adjust the number of shares subject to each outstanding option and the option price per share.

         In January 2000, the ATSI Board of Directors adopted a financing plan that included a plan to partially spin off its shares of GlobalSCAPE. In February 2000, in connection with this financing plan, Ms. Poole-Christal signed an agreement whereby she agreed that she would not claim any right of adjustment in the number of common shares underlying her option under the terms of the Plan as a result of the consummation of the financing plan. In May 2000, GlobalSCAPE performed a 7.6:1 forward stock split as part of the financing plan. As of March 2001, the financing plan as adopted by the Board of Directors had not been consummated.

         In the fourth quarter of 2000, the Company recognized a charge of approximately $106,000 based upon the re-issuance of Ms. Poole-Christal's original option for 291,429 shares. Ms. Poole-Christal claims her option should be adjusted as a result of the forward split. The Company does not believe that her current options are subject to the 7.6:1 split. If Ms. Poole-Christal's option were adjusted to reflect the split, she would hold 2,214,860 options at an exercise price of $0.0132 per share. This adjustment would cause the Company to recognize additional compensation expense for the quarter in which the adjustment is made equal to the difference between the fair value and the exercise price of the stock at the time of the adjustment. We estimate that this additional compensation charge would be $892,000 if this issue were resolved today at the fully split adjusted rate. This charge would be a non-cash charge and would be reflected as an increase in operating expenses and a corresponding increase in additional paid-in capital. The ultimate outcome of this matter cannot be presently determined.

5        RELATED PARTY TRANSACTIONS

         General corporate overhead related to ATSI's corporate headquarters and common support divisions has been allocated to the Company based on the ratio of the Company's external costs and expenses to ATSI's consolidated external costs and expenses, adjusted for any functions that the Company performs on its own. These services included various accounting, human resource functions and legal services. The costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions entirely as a stand-alone entity, nor are they indicative of costs that may be charged in the future. However, the Company believes the method of allocation is reasonable. Expenses for these services in the amount of $92,000, $105,000 and $386,000 were paid to ATSI during the years ending December 31, 1998, 1999 and 2000, respectively, and are reflected in the statement of operations. A total of $1,181,000 in cash was transferred to ATSI in 2000 to pay these expenses as well as estimates of GlobalSCAPE's income tax liability as a stand-alone entity. The balance due from ATSI to GlobalSCAPE at December 31, 2000 was $267,000.

         GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation ("NTFC") entered into August 26, 1999 in the amount of $2,000,000. In connection with this obligation the Company signed a Note and a Loan and Security Agreement whereby it has granted a security interest to NTFC in the equipment purchased with the loan proceeds. GlobalSCAPE does not use any of that equipment in its business and none of its stock or assets is collateral securing the obligation. Interest on the obligation was capitalized for the first six months and is calculated at a fixed rate per annum equal to the five year bank swap rate as reported on the first borrowing date on the Dow Jones & Company Telerate screen, plus 495 basis points. All principal amounts borrowed are to be amortized and repaid quarterly. As of December 31, 2000, the outstanding balance including capitalized interest was approximately $1,873,000.

         The lease facility requires that ATSI meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. ATSI was in default of financial covenants of the lease as of January 31, 2001 and has classified the entire capital lease as a current liability. ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults. Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI's January 31, 2001 non-compliance.

         On a consolidated basis as of January 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. If ATSI were unable to pay this obligation, the lender would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance. If ATSI were unable to pay any loan balance remaining after the sale of the equipment, the lender would have recourse against the Company for repayment. As a result, assets which otherwise would be used to execute the Company's business strategy may have to be used to satisfy this debt.

         These conditions raise substantial doubt about ATSI's ability to continue as a going concern. The financial condition of our parent company may impede or eliminate our ability to execute our plan by impairing our ability to obtain financing. ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general

6.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are related to the following:

                                                                  1999       2000
                                                                ---------- ----------
                  Deferred tax assets:
                       Depreciation and amortization .........    $ 6,168     $5,155
                       Accrued expenses.......................      2,334     18,542
                       Allowance for doubtful accounts........          -     51,726
                                                                ---------- ----------
                                                                   $8,502    $75,423
                                                                ========== ==========

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

                                                              1998        1999         2000
                                                           ----------- ------------ ------------
     Taxes computed at federal statutory rate............    $106,319     $363,905     $212,419
     Increases (decreases) in taxes resulting from:
          State taxes, net of federal benefit............       9,322       31,848       19,158
          Non-deductible incentive stock option
          compensation charges...........................      -            -            72,818



          Other non-deductible expenses..................         397          680        5,731
                                                           ----------- ------------ ------------
     Total...............................................    $116,038     $396,433     $310,126
                                                           =========== ============ ============


7.       EMPLOYEE BENEFIT PLAN

The Company has a 401(k) plan that covers substantially all employees with at least six months of service. Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations. The plan provides for employer matching and discretionary contributions, the amount of which are to be determined annually by the Board of Directors. The Company had no contribution expense to the plan in 1998, $3,271 in 1999, and an indeterminate amount in 2000.

8.       COMPUTER SOFTWARE LICENSE AGREEMENTS

The Company entered into a computer software license agreement with a third party in 1996. This agreement provided the Company with copyright interests and licenses to market and sell the related software product. In return, the Company was required to pay royalties based on a percentage of the net wholesale price of units sold as stated in the agreement. Royalty expense for the year ended December 31, 1998 was $355,000 and is included in costs of goods sold. In October 1998, the Company elected to purchase the trademark rights to the software product for $899,000. The Company arrived at the fair value of the asset based on negotiations with the owner, analysis of royalties paid in previous periods and expectations of future royalty payments. The purchase agreement called for a sum of money immediately and 12 equal payments of $63,000 and did not require additional interest expense on this stream of payments. However, the Company recognized interest expense on this obligation at an annual rate of 12%. The rate was similar to the rate incurred by the Company at the time on other obligations. The value placed on the asset reflects the total dollars paid less the interest expense imputed by the Company.

9.       STOCK OPTIONS AND STOCK BASED COMPENSATION

         JANUARY 1998: The Company approved the 1998 Stock Option Plan (the "1998 Plan") for officers, other employees, directors, and consultants of the Company. Under the terms of the 1998 Plan, up to 728,571 shares of the Company's common stock may be granted in the form of incentive stock options or non-qualified stock options, awarded, or sold to officers, other employees, directors and consultants. The Company awarded 384,499 options under the 1998 Plan, all of which were subsequently cancelled and re-issued as more fully described below and in Note 4. As of January 15, 2001, no additional grants could be issued under the 1998 Plan.

         FEBRUARY 2000: The Company canceled options to purchase 44,500 shares of common stock under the 1998 Stock Option Plan and substantially modified the terms under which all other option holders could exercise their options. In consideration for canceling these options, the Company paid $5,000 in cash consideration to the optionholders. In addition, the Company and Ms. Poole-Christal agreed to the substantial modification of her option to purchase 291,429 shares. The Company agreed to issue 38,500 shares to the optionholders whose options were cancelled when and if a public offering of the Company was completed.

         MAY 2000: The Board of Directors amended the certificate of incorporation to increase the number of authorized shares of capital stock which the Company has the authority to issue to 50,000,000 shares consisting of 40,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. The Board of Directors also declared a 7.6 for 1 stock split of the shares of the Company's issued and outstanding common stock. In May 2000, the Board of Directors approved the 2000 stock option plan (the "2000 Plan") for key employees, non-employee directors, and advisors of the Company. Under the terms of the 2000 Plan, up to 3,660,000 shares of the Company's common stock may be granted in the form of incentive stock options or non-qualified stock options. The maximum aggregate number of shares of common stock which may be granted to any optionee during the term of the 2000 Plan may not exceed 2,000,000. The 2000 Plan provides that the purchase price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of the common stock on the date of grant. The maximum term for an option granted is ten years from the date of grant.

         SEPTEMBER 2000: Craig Clement, a former board member, exercised his option to purchase 16,190 shares of GlobalSCAPE's common stock at $0.10 per share.

         OCTOBER 2000: Pursuant to the Company's Employment Agreement with Tim Nicolaou, the Company agreed to issue him an option to purchase 700,000 shares of GlobalSCAPE stock at an exercise price of $1.00 per share. The options will vest as follows: 200,000 of these options will vest on the date of GlobalSCAPE's initial public offering or at the end of the first year of employment, whichever comes first, 200,000 will vest one year from the date of GlobalSCAPE's initial public offering or at the end of the second year of employment, whichever comes first, and 300,000 will vest ratably over a three-year schedule from the date of hire, October 16, 2000.

         DECEMBER 2000: The optionholders representing 38,500 previously cancelled options, had their options forward split and the exercise price reduced 7.6 for 1 to 292,600 shares at $0.0132 per share. These options were re-granted with vesting schedules corresponding to the original vesting schedules of the options prior to cancellation. Ms. Poole-Christal's option to purchase 291,429 shares at $0.10 per share under the 1998 Plan was reissued without adjustment as well as the 16,190 options to each of Arthur L. Smith and
H. Douglas Saathoff. Mr. Nicolaou was granted 250,000 options with an exercise price of $0.464 per share of which 125,000 vest upon approval of GlobalSCAPE's business plan. The remaining 125,000 vest upon placement of two independent members to the GlobalSCAPE board.

         The Company recognized $214,174 in compensation charges in the fourth quarter of 2000 related to the re-issuance of stock options to the various employees whose options had been cancelled. The compensation charge was computed by multiplying the number of options granted by the difference between the exercise price of the option and its fair market value on the date of grant. The total amount of the charge was $255,559, $41,385 of which will be recognized in future periods as these options vest. This deferred compensation charge is netted in stockholders' equity and will be recognized ratably over the remaining vesting life of each of the option grants. As of December 31, 2000, the remaining vesting schedules for the options subject to these compensation charges ranged from 10 months to 18 months.

Ms. Poole-Christal claims her option should be adjusted as a result of the forward split. The Company does not believe that her current options are subject to the 7.6:1 split. See Note 4. The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation and uses the fair value method as prescribed by SFAS 123 when accounting for stock based compensation. The fair value of options granted was $0.02 for options granted during 1999 and 1998, respectively. The fair value of these options were estimated at the date of grant using a minimum value option pricing model with the following assumptions for 1999 and 1998, respectively: risk-free interest rates of 5.68% and 6.38%, respectively; no dividends for each year; and a volatility factor of the expected market price of the Company's common stock of near zero. The Company recognized no charge for compensation costs related to options in 1998 or 1999. In 2000, GlobalSCAPE recognized $214,174 of compensation expense related to the re-issuance of previously cancelled options. The Company based the estimated fair value of the options using discounted cash flow analysis.

SUPPLEMENTAL DISCLOSURES FOR STOCK OPTIONS

         The following table shows the number of options granted, cancelled and exercised for all option plans for the three years ending December 31, 2000.

                                                                Number of    Weighted Avg.
                                                                 Shares      Exercise Price
                                   1998
                   Granted                                      357,999         $    0.10
                   Cancelled                                          -                 -
                   Exercised                                          -                 -
                 Outstanding December 31, 1998                  357,999              0.10



                                   1999

                   Granted                                       26,500              0.10
                   Cancelled                                          -                 -
                   Exercised                                          -                 -
                 Outstanding December 31, 1999                  384,499              0.10
                                   2000

                   Granted                                    1,582,599              0.54
                   Cancelled                                    384,499              0.10
                   Exercised                                     16,190              0.10
                 Outstanding December 31, 1999                1,566,409         $    0.54


         The following table shows information about outstanding stock options at December 31, 2000.


                                               Options Outstanding     Options Exercisable

                                               Weighted
                                                Average     Weighted               Weighted
                                               Remaining    Average                Average
             Range of Exercise    Options     Contractual   Exercise   Number of   Exercise
                   Prices       Outstanding      Life        Price      Options     Price
                  $0.0132             292,600    9.97       $ 0.0132      178,600  $ 0.0132
                   $0.10              323,809    9.97           0.10      323,809      0.10
               $0.46 - $1.00          950,000    9.83           0.86      250,000     0.464
             ---------------------------------------------------------------------------------
             $0.0132 - $1.00        1,566,409    9.89      $    0.54      752,409 $    0.20


10.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     FISCAL YEAR 1999

                                                  1st Quarter       2nd Quarter      3rd Quarter     4th Quarter
                                               ----------------- ----------------- --------------- ---------------

Net revenue.............................           $ 681,130         $ 743,627       $ 793,890     $ 1,032,389
Total operating expenses................             497,907           470,649         636,254         519,069
Net income before provision for taxes...             160,988           254,563         148,149         506,610
Net income..............................             101,333           160,272          93,231         319,041

Net income per common share:
     Basic..............................                0.01              0.01            0.01            0.02
     Diluted............................                0.01              0.01            0.01            0.02
Weighted average shares outstanding:
     Basic..............................          12,920,000        12,920,000      12,920,000      12,920,000
     Diluted............................          13,277,999        13,287,029      13,304,499      13,304,499

                                                                     FISCAL YEAR 2000

                                              1st Quarter       2nd Quarter      3rd Quarter     4th Quarter
                                            ----------------- ----------------- --------------- ---------------
Net revenue ..............................       $ 1,450,014       $ 1,541,256     $ 1,526,586     $ 1,217,820
Total operating expenses .................           761,529         1,275,111       1,353,160       1,664,585
Net income (loss) before provision for               680,272           252,263         161,537        (469,307)
   income taxes ..........................
Net income (loss) ........................           444,524           157,783         101,273        (388,941)


Net income per share:
     Basic ...............................              0.03              0.01            0.01          (0.03)
     Diluted .............................              0.03              0.01            0.01          (0.03)
Weighted average shares outstanding:
     Basic ...............................        12,920,000        12,920,000      12,923,168      12,924,866
     Diluted .............................        13,278,318        13,287,029      12,923,168      13,466,982


11.      SUBSEQUENT EVENTS (unaudited)

         On March 20, 2000 GlobalSCAPE established a line of credit with The Frost National Bank in the amount of $200,000. The interest rate is subject to change and is indexed to the bank's prime rate. The initial rate is 9.5%. If a default occurs under the note, the lender can accelerate all or a portion of the debt. Both parties have agreed to arbitrate any dispute that arises under the
Note in the City of San Antonio, Bexar County. In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with The Frost National Bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment. In the event of default under the Security Agreement, the bank may sell the collateral in which they hold a security interest. GlobalSCAPE has not used any of the available credit under this facility as of the date of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth information about our management and directors as of March 15, 2001:

                        NAME                             AGE                     POSITION
Arthur L. Smith...................................       36     Chairman of the Board, Director
Tim Nicolaou......................................       45     Chief Executive Officer, Director
Sandra Poole-Christal.............................       34     President, Chief Operating Officer
H. Douglas Saathoff...............................       38     Treasurer, Director
Daniel P. McRedmond...............................       33     Director of Finance and Accounting

         ARTHUR L. SMITH. Mr. Smith is the founder and current Chairman and CEO of ATSI with over 10 years of specialized experience in the telecommunications industries within Mexico and the United States. Prior to founding ATSI in 1993, Mr. Smith served as the Director of International Sales for GeoComm Partners, Inc., an international company based in Los Angeles, California, providing satellite network services to corporations in the Fortune 500 environment. Mr. Smith has been a Chairman of the Board of directors of GlobalSCAPE since its founding in 1996. His current term extends until the next annual meeting of the stockholders, or until his successor has been duly elected and qualified, his death, resignation or removal.

         TIM NICOLAOU. Mr. Nicolaou has served as our Chief Executive Officer and as a director since October 16, 2000. Prior to joining GlobalSCAPE Mr. Nicolaou was Vice President, Product Management of the Web Services Division at Comdisco, Inc. Mr. Nicolaou has more than a decade of senior management experience including serving as Executive Vice President of Sales & Marketing for Computer Concepts Corp. and management consultant for Perot Systems Corporation. In addition, his early career was in product management and software engineering. He holds a MBA in Marketing from Southern Methodist University and a BA in Computer Science from the University of Texas in Austin. Mr. Nicolaou was elected a director of GlobalSCAPE effective October 16, 2000 by the unanimous vote of the Board.

         SANDRA POOLE-CHRISTAL. Ms. Poole-Christal launched GlobalSCAPE in April 1996 at age 29 as a subsidiary of American TeleSource International, Inc. where she had served as Director of Sales and Marketing. She holds a BA in Communications from Baylor University. Ms. Poole-Christal is responsible for implementation of the Company's strategic plan, managing daily operations and achieving profitability goals as set by the Board of Directors. She oversees sales, marketing, quality assurance and information systems.

         H. DOUGLAS SAATHOFF. Mr. Saathoff is the current CFO and Treasurer of ATSI. Prior to joining ATSI in 1994, Mr. Saathoff served as Accounting Manager, Controller and Financial Reporting Manager for U.S. Long Distance from 1990 to 1993. Mr. Saathoff also served as Senior Staff Accountant for Arthur Andersen & Co. where he planned, supervised and implemented audits for a variety of clients, including telecommunications companies. Mr. Saathoff holds a BA of Business Administration from Texas A&M University and is a Certified Public Accountant. Mr. Saathoff has been the Treasurer and a director of GlobalSCAPE since its founding in 1996. His current term as director extends until the next annual meeting of the shareholder, or until his successor has been duly elected and qualified, his death, resignation or removal.

         DANIEL P. MCREDMOND. Mr. McRedmond has served as Director of Finance and Accounting since July 1999. Mr. McRedmond is responsible for the management of all accounting, treasury, risk management, budgeting and forecasting activities for GlobalSCAPE. He manages our commercial banking relationships as well as the relationships with members of the investment banking community. Mr. McRedmond has more than 6 years of experience in the telecommunications industry. Prior to joining GlobalSCAPE, he had responsibilities including serving as Treasurer for ATSI from 1998 to July 1999 and serving as Budgeting Director and other management positions for Metrocall, Inc.'s Southeast region from 1995 to 1998. He holds a BBA and MS in Finance from Texas A&M University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Each of Mr. Smith, Mr. Saathoff, Mr. Nicolaou, Mr. McRedmond and Ms. Poole-Christal failed to timely file Form 3 required by Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth information with respect to the compensation earned during the years ended December 31, 1998, 1999 and 2000 by our Chief Executive Officer and our President who was acting in the capacity of chief executive officer. No other officer earned a salary and bonus in excess of $100,000 during the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                              ------------------------------------- -----------------------------------------
                                  Annual Compensation (1)                   Long Term Compensation
                              ---------- ---------- --------------- --------------- ----------- -------------
                                                                                    Restricted   Securities
  Name and Principal    Year  Salary($)  Bonus($)    Other annual       Stock       Securities   Underlying
       Position                                     compensation($) compensation($)  Awards($)    Options(#)
----------------------- ----- ---------- ---------- --------------- --------------- ----------- -------------
Tim  Nicolaou,   Chief  2000   $38,077    $25,000                                                950,000(2)
Executive Officer (2)
----------------------- ----- ---------- ---------- --------------- --------------- ----------- -------------
Sandra                  2000  $100,000   $155,895     $5,000(3)      $106,022(3)                 291,429(3)
Poole-Christal,
President (3)
                        ----- ---------- ---------- --------------- --------------- ----------- -------------
                        1999   $87,692    $39,113
                        ----- ---------- ---------- --------------- --------------- ----------- -------------
                        1998   $80,000                                                           291,429(3)
                        ----- ---------- ---------- --------------- --------------- ----------- -------------

(1) In accordance with the rules of the Securities and Exchange Commission, the compensation described in this table does not include medical, group life insurance or other benefits that are available generally to all of our salaried employees and certain perquisites and other personal benefits received which do not exceed the lesser of $50,000 or 10% of any officer's salary and bonus disclosed in this table.

(2) Tim Nicolaou was hired in October 2000. The amount reported as Salary in the Summary Compensation Table represents only a partial year of employment. Mr. Nicolaou's base salary is a minimum $180,000 per year. For a more complete discussion of Mr. Nicolaou's compensation, you should read the information contained in the section below titled EMPLOYMENT AGREEMENTS.. Mr. Nicolaou's option to purchase 950,000 shares of GlobalSCAPE's common stock is comprised of an option to purchase 700,000 shares at $1.00 per share and an option to purchase 250,000 shares at $0.464 per share.

(3) Ms. Poole-Christal was awarded an option to purchase 291,429 shares of GlobalSCAPE stock at $0.10 per share in 1998. In February 2000, the Company paid Ms. Poole-Christal$5,000 in connection with an agreement which substantially modified the terms under which she could exercise her options. In May 2000, the Company executed a 7.6 for 1 forward split of its stock. In December 2000, Ms. Poole-Christal's award of the option to purchase 291,429 shares was re-issued at an exercise price of $0.10 per share with the original vesting schedule. GlobalSCAPE recognized compensation expense of $106,022 in 2000 for this grant because the options were re-issued at below fair market value, as determined by GlobalSCAPE. Although we recognized compensation expense related to the re-issuance of these options and have reported it as Stock Compensation to Ms. Poole-Christal, there is no public market for our stock and there are trading restrictions on our stock. For more information read the sections titled Stock Options and Commitments and Contingencies in the notes to the financial statements.

OPTION GRANTS IN THE LAST FISCAL YEAR

         Stock options were granted to the named executive officers during the year ended December 31, 2000 as set forth in the following table.

                            OPTION/SAR GRANTS IN 2000

----------------------------------------------------------------------- ------------------------ ------------
                                                                          Potential Realized
                                                                           Value at Assumed      Alternative
                                                                         Annual Rates of Stock   to (f) and
                                                                        Price Appreciation for   (g): Grant
                          Individual Grants                                   Option Term        Date Value
------------------------------------------------------------------------------------------------ ------------
     (a)            (b)           (c)           (d)           (e)          (f)          (g)
--------------- ------------- ------------- ------------ -------------- ----------- ------------ ------------
                               % of Total
                 Number of    Options/SARs
                 Securities    Granted to    Exercise                                            Grant Date
                 Underlying    Employees      or Base                                              Present
                Options/SARs  in the year      Price      Expiration                              Value ($)
     Name       Granted (#)       2000        ($/Sh)         Date         5% ($)      10% ($)        (1)
--------------- ------------- ------------- ------------ -------------- ----------- ------------ ------------
Tim Nicolaou,     700,000        45.63%        $1.00     Oct. 16, 2010                               $ -
     CEO
                ------------- ------------- ------------ -------------- ----------- ------------ ------------
                  250,000        16.30%       $0.464     Dec. 14, 2010                               $ -
--------------- ------------- ------------- ------------ -------------- ----------- ------------ ------------
    Sandra
Poole-Christal,
  President       291,429        19.00%       $0.0132    Jan 01, 2008                             $106,022
--------------- ------------- ------------- ------------ -------------- ----------- ------------ ------------

(1) The Company calculated the present value of the option grants on the grant date by multiplying the difference between the fair market value per share (as determined by the Company using discounted cash flow analysis) and the exercise price of the options, multiplied by the number of options granted. The present value of these stock grants was recognized as compensation expense in 2000 for all vested options.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

         The named executive officers exercised no stock options during the year ended December 31, 2000. The following table sets forth information with respect to the option and stock appreciation right (or SARs) exercises and the value of those options and SARs as of December 31, 2000 of our Chief Executive Officer and our President.

    AGGREGATED OPTION AND STOCK APPRECIATION RIGHTS EXERCISES AND VALUES

                                                          Numbers of Securities
                                                         Underlying Unexercised         Value of Unexercised
                               Shares                       Options/SARs as of         In-the-Money Options/SARs
                               Acquired      Value           December 31, 2000          as of December 31, 2000 (1)
         Name               on Exercise    Realized    Exercisable Unexercisable    Exercisable     Unexercisable
-----------------------      ------------   ---------   ----------- --------------   ------------   ---------------
Tim Nicolaou, CEO               None          None         None          950,000          $ -             $ -
Sandra Poole-Christal,
                                None          None        291,429           -          $106,022(1)        $ -
   President


(1) There is no established fair market value for the underlying securities. However, the Company calculated the present value of the option grants on the grant date by multiplying the difference between the fair market value per share (as determined by the Company using discounted cash flow analysis) and the exercise price of the options, multiplied by the number of options granted. The present value of these stock grants was recognized as compensation expense in 2000 for all vested options.

EMPLOYMENT AGREEMENTS

         SANDRA POOLE - CHRISTAL. We have entered into an employment agreement with Ms. Sandra Poole-Christal that expires on January 1, 2002. The agreement will automatically renew on a year-to-year basis unless either party gives notice of termination at least one hundred twenty days before the end of the then current term. The agreement provides for a minimum salary of $80,000 per year, with increases in salary and payment of annual cash bonuses up to 50% of base salary to be determined by the Board of Directors. The agreement provides for continuation of base salary after termination of employment as follows:

         Termination by GlobalSCAPE without cause: twelve months from termination, plus earned but unpaid incentive compensation;

         Termination by Ms. Poole-Christal for good cause: until the conclusion of the then-current term, plus earned but unpaid incentive compensation; "good cause" is defined to include a change in control of GlobalSCAPE

         Death: six months, plus earned but unpaid incentive compensation;

         Disability: for the shorter of six months or the remainder of the then current term, plus earned but unpaid incentive compensation.

         TIM NICOLAOU. We have entered into an employment agreement with Mr. Nicolaou that expires on September 30, 2001. The agreement will automatically renew for another one-year term unless either party gives notice of termination no less than thirty (30) days prior to the end of the term. The agreement provides for a minimum salary of $180,000 per year, a minimum cash bonus of $100,000 for the first year of employment, and a signing bonus of $50,000, with increases in base salary and bonus to be determined by the Board of Directors. The agreement provides for a cash payment upon termination of employment as follows:

         Termination by GlobalSCAPE without cause: one years' base salary plus earned but unpaid incentive compensation;

         Termination by Mr. Nicolaou for good cause: one years' base salary plus earned but unpaid incentive compensation; "good cause" is defined to include a change in control of GlobalSCAPE, and notice by GlobalSCAPE that it will not renew the agreement.

         Death: one years' base salary plus earned but unpaid incentive compensation;

         Disability: one years' base salary plus earned but unpaid incentive compensation.

         GlobalSCAPE also agreed to pay certain relocation and travel expenses and to grant Mr. Nicolaou the option to purchase to 700,000 shares of GlobalSCAPE common stock.

COMPENSATION OF DIRECTORS

         The board of directors has the authority to determine the amount of compensation to be paid to its members for their services as directors and committee members. Currently, however, directors are not compensated with cash payments for attendance at board of directors meetings. In the past, stock options had been granted to the GlobalSCAPE directors in return for their participation.

         Directors may be reimbursed for their expenses incurred in attending board of directors or committee meetings, and no director is precluded from serving GlobalSCAPE in any other capacity and receiving compensation appropriate to the value of such services rendered.

         Our Board of Directors makes executive compensation decisions. Doug Saathoff is a member of our Board and also our Treasurer. In addition both Mr. Saathoff and Mr. Smith are executive officers of our parent company, ATSI and members of our Board. Both were involved in the deliberations regarding executive officer compensation, still, neither are compensated monetarily for their efforts related to GlobalSCAPE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of the Common Stock as of February 15, 2001 by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each other executive officer of the Company named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

------------------------------------- ----------------------------------- -----------------------------------
                                       Amount and Nature of Beneficial
                Name                      Ownership of Common Stock                Percent of Class
------------------------------------- ----------------------------------- -----------------------------------
Tim Nicolaou                                     250,000 (2)                            1.90%
6000 Northwest Pkwy, Suite 100
San Antonio, TX  78249
------------------------------------- ----------------------------------- -----------------------------------
Sandra Poole-Christal
6000 Northwest Pkwy, Suite 100                   340,426 (3)                             2.56
San Antonio, TX  78249
------------------------------------- ----------------------------------- -----------------------------------
Arthur L. Smith                                  669,253 (4)                             4.92




6000 Northwest Pkwy, Suite 110
San Antonio, TX  78249
------------------------------------- ----------------------------------- -----------------------------------
H. Douglas Saathoff
6000 Northwest Pkwy, Suite 110                   216,188 (5)                             1.64
San Antonio, TX  78249
------------------------------------- ----------------------------------- -----------------------------------
ATSI Communications, Inc.
6000 Northwest Pkwy, Suite 110                    9,474,279                             73.24
San Antonio, TX   78249
------------------------------------- ----------------------------------- -----------------------------------
All    directors    and    executive            1,502,467 (6)                           10.41%
officers as a group (5 persons)
------------------------------------- ----------------------------------- -----------------------------------


         (1) To the knowledge of the Company, each person named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by him or her. Shares of Common Stock that are not outstanding but that may be acquired by a person upon exercise of options within 60 days of February 15, 2000 are deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by such person but are not deemed outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

         (2) Includes 250,000 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of February 15, 2001.

         (3) Includes 338,426 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of February 15, 2001.

         (4) Includes 498,997 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of February 15, 2001.

         (5) Includes 164,332 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of February 15, 2001.

         (6) Includes 1,278,355 shares issuable upon exercise of presently exercisable options or options exercisable within 60 days of February 15, 2001.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         General corporate overhead related to ATSI's corporate headquarters and common support divisions has been allocated to GlobalSCAPE based on the ratio of GlobalSCAPE's external costs and expenses to ATSI's consolidated external costs and expenses, adjusted for any functions that GlobalSCAPE performs on its own. These services included various accounting, human resource functions and legal services. The costs of these services charged to GlobalSCAPE are not necessarily indicative of the costs that would have been incurred if GlobalSCAPE had performed these functions entirely as a stand-alone entity, nor are they indicative of costs that may be charged in the future. However, GlobalSCAPE believes the method of allocation is reasonable. Expenses in the amount of $92,000, $105,000 and $386,000 were paid to ATSI during the periods ending December 31, 1998, 1999 and 2000, respectively, for the services previously described and are reflected in the statement of operations. A total of $1,181,000 in cash was transferred to ATSI in 2000 to pay these expenses as well as estimates of GlobalSCAPE's income tax liability as a stand-alone entity. The balance due from ATSI to GlobalSCAPE at December 31, 2000 was $267,000.

         We are a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation ("NTFC") entered into August 26, 1999 in the amount of $2,000,000. In connection with this obligation we signed a Note and a Loan and Security Agreement whereby we have granted a security interest to NTFC in the equipment purchased with the loan proceeds. GlobalSCAPE does not use any of that equipment in its business and none of our stock or assets is collateral securing the obligation. Interest on the obligation was capitalized for the first six months and is calculated at a fixed rate per annum equal to the five year bank swap rate as reported on the first borrowing date on the Dow Jones & Company Telerate screen, plus 495 basis points. All principal amounts borrowed are to be amortized and repaid quarterly. As of December 31, 2000, the outstanding balance including capitalized interest was approximately $1,873,023.

         The lease facility described above requires that ATSI meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. ATSI was in default of financial covenants of the lease as of January 31, 2001 and has classified the entire capital lease as a current liability. ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults. Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI's January 31, 2001 non-compliance.

         On a consolidated basis as of January 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. If ATSI is unable to pay this obligation, the lender would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance. If ATSI were unable to pay any loan balance remaining after the sale of the equipment, the lender would have recourse against us for repayment. As a result, assets which otherwise would be used to execute our business strategy may have to be used to satisfy this debt.

         These conditions raise substantial doubt about ATSI's ability to continue as a going concern. The financial condition of our parent company may impede or eliminate our ability to execute our plan by impairing our ability to obtain financing. ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The Company filed Current Reports on Form 8-K on October 10, 2000, reporting an amendment to its bylaws, and on November 7, 2000 announcing the re-release of CuteMX.

(b)      Financial Statements and Schedules

         The following financial statements of GlobalSCAPE, Inc. are included in
Item 8:
         -   Balance sheets - December 31, 1999 and 2000
         -   Statements of operations - Years ended December 31, 1998, 1999 and
             2000
         - Statements of stockholders' equity - Years ended December 31, 1998, 1999 and 2000
         -   Statements of cash flows - Years ended December 31, 1998, 1999 and
             2000
         -   Notes to financial statements - December 31, 2000

         All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(c)      Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           ------------

2.1 Stock Purchase Agreement between American TeleSource International, Inc. (Texas) and American TeleSource International, Inc. (Delaware) dated April 3, 2000 (Filed as Exhibit 2.1 to Form 10 filed May 12,
         2000).
2.2 Promissory Note between American TeleSource International, Inc. and GlobalSCAPE, Inc. and as dated April 3, 2000 (Filed as Exhibit 2.2 to Form 10 filed May 12, 2000).
3.1 Certificate of Incorporation of the Company dated April 17, 1996 (Filed as Exhibit 3.1 to Form 10 filed May 12, 2000).
3.2 Certificate of Renewal and Revival of Certificate of Incorporation for the Company dated February 16, 1999 (Filed as Exhibit 3.2 to Form 10 filed May 12, 2000).
3.3 Certificate of Amendment to Certificate of Incorporation dated May 11, 2000 (Filed as Exhibit 3.3 to Form 10 filed May 12, 2000).
3.4 Certificate of Amendment to Certificate of Incorporation dated September 5, 2000 (Filed as Exhibit 3.5 to Form 10, Amendment No. 2, filed September 12, 2000)
3.5      Bylaws of the Company (Filed as Exhibit 3.4 to Form 10 filed May 12,
         2000).
3.6 Amended and Restated Bylaws of the Company effective as of September 1, 2000 (Filed as Exhibit 3.6 to Form 10, Amendment No. 2, filed September 12 2000).
3.7 Amended and Restated Bylaws of GlobalSCAPE effective as of October 10, 2000 (Filed as Exhibit to Form 8-K filed October 10, 2000).
4.1      Specimen of Stock Certificate (Filed herewith).
*10.9 1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10 filed May 12, 2000).
*10.10 2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10 filed May 12, 2000).
*10.11 Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Cancel Options dated February 4, 2000 (Filed as Exhibit
         4.4 to Form 10 filed May 12, 2000).
*10.12 Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Exercise Options dated February 4, 2000 (Filed as Exhibit 4.5 to Form 10 filed May 12, 2000).
*10.13 Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).
*10.14 Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).
*10.15 Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).
*10.16 Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10, filed May 12, 2000).
*10.17 Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed herewith).
*10.18 Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed herewith).
10.1 Commercial Lease Agreement between ACLP University Park S.A. II, L.P. and the Company dated April 13, 1999 (Filed as Exhibit 10.1 to Form
         10 filed May 12, 2000).
10.2 Patent License Agreement between Thomson Consumer Electronics Sales GmbH and the Company dated December 15, 1999 (Filed as Exhibit 10.2 to Form 10 filed May 12, 2000).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           ------------

10.3 NTFC Loan and Security Agreement between American TeleSource International, Inc. (Delaware), American TeleSource International, Inc. (Texas), TeleSpan, Inc. and Company dated July 31, 1999 (Filed as
         Exhibit 10.4 to Form 10, Amendment No. 1, filed July 28, 2000).
10.4 NTFC Promissory Note for $2,000,000.00 between American TeleSource International, Inc. (Delaware), American TeleSource International, Inc. (Texas), TeleSpan, Inc., and the Company dated August 26, 1999 (Filed as Exhibit 10.5 to Form 10 filed May 12, 2000).
*10.5 Corrected & Restated Executive Employment Agreement between the Company and Sandra Poole-Christal dated January 1, 1998 (Filed as Exhibit 10.13 to Form 10 filed May 12, 2000).
*10.6 Employment Agreement between GlobalSCAPE, Inc. and Tim Nicolaou (Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 15,
         2000).
10.7 Promissory Note executed by GlobalSCAPE, Inc. in favor of The Frost National Bank dated February 23, 2001 (Filed herewith).
10.8 Commercial Security Agreement between GlobalSCAPE, Inc. and The Frost Bank dated February 23, 2001 (Filed herewith).
21.1     Subsidiaries (Filed herewith).

* Management Compensatory Plan or Agreement

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 30, 2001.

                                GLOBALSCAPE, INC.

                              BY: /s/ TIM NICOLAOU
                                  -----------------
                                  Tim Nicolaou
                             Chief Executive Officer

                            BY: /s/ DANIEL MCREDMOND
                                  -----------------
                                Daniel McRedmond
                       Director of Finance and Accounting

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2001.

     SIGNATURE                               TITLE
     ---------                               -----

     /s/  Tim Nicolaou             Chief Executive Officer and Director
                                   (Principal Executive Officer)

     /s/  Arthur L. Smith          Chairman of the Board and Director

     /s/  H. Douglas Saathoff      Director

     /s/  Daniel McRedmond         Director of Finance and Accounting
                                   (Principal Accounting and Financial Officer)