Form 10-Q
period 2001-03-31
GLOBALSCAPE INC
filed 2001-05-15
CIK 1112920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       Or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     =====================================================================

            For the transition period from _________ to ____________

     =====================================================================

              Commission File Number: _______000-30617____________

     =====================================================================

                                GLOBALSCAPE, INC.
             (Exact name of registrant as specified in its charter)

     =====================================================================

                  DELAWARE                           74-2785449
                  --------                           ----------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

     =====================================================================

         6000 NORTHWEST PARKWAY, SUITE 100                  78249
         ---------------------------------                  -----
      (Address of principal executive offices)           (Zip Code)

     =====================================================================

                                 (210) 308-8267
                                 --------------
              (Registrant's telephone number, including area code)
     =====================================================================

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [X] Yes     [ ]  No

The number of shares outstanding of the registrant's common stock at March 31, 2001 was 12,936,190.

                                GLOBALSCAPE INC.

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                         PAGE
                                                                                       --------
PART I.     FINANCIAL INFORMATION

Item 1.   Interim Financial Statements (Unaudited)
          Balance Sheets as of December 31, 2000 and March 31, 2001                        3
          Statements of Operations for the three months ended March 31, 2000 and 2001      5
          Statements of Cash Flows for the three months ended March 31, 2000 and 2001      6
          Notes to Financial Statements                                                    7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                       11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                      16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                               17

Item 2.   Changes in Securities and Use of Proceeds                                       17

Item 3.   Defaults Upon Senior Securities                                                 17

Item 4.   Submission of Matters to a Vote of Security Holders                             17

Item 5.   Other Information                                                               17

Item 6.   Exhibits and Reports on Form 8-K                                                17

Signature                                                                                 18

                                GLOBALSCAPE, INC.

                                 BALANCE SHEETS

                                                               DECEMBER 31, 2000  MARCH 31, 2001
                                                              ------------------ ---------------
                                                                                 (Unaudited)
Assets
Current assets:
     Cash ...................................................      $  113,591      $  232,717
     Accounts receivable (net of allowance for doubtful
          accounts of $80,719 and $111,824  at December 31,
          2000 and March 31, 2001, respectively) ............         241,322         221,185
     Due from parent ........................................         265,685         232,597
     Deferred tax assets ....................................          51,726          41,375
     Prepaid expenses .......................................          12,165          14,185
                                                                   --------------------------
Total current assets ........................................         684,489         742,059

Property and equipment:
     Furniture and equipment ................................         287,017         302,448
     Software ...............................................          78,822          78,822
     Equipment ..............................................         504,464         521,988
     Leasehold improvements .................................         145,536         149,757
     Software development costs .............................         158,285         158,285
                                                                   --------------------------
                                                                    1,174,124       1,211,300
Accumulated depreciation and amortization ...................         297,015         377,998
                                                                   --------------------------
Net property and equipment ..................................         877,109         833,302

Other assets:
     Core software technology (net of
          accumulated amortization of $406,679
          and $449,368 at December 31, 2000 and March
          31, 2001, respectively ............................         492,264         449,575
     Goodwill (net of accumulated amortization of
          and $26,506 and $34,471 at December 31, 2000 and
          March 31, 2001, respectively) .....................          22,618          14,653
     Deferred tax assets ....................................          26,125          26,125
     Other ..................................................          19,489          15,256
                                                                   --------------------------
Total other assets ..........................................         560,496         505,609
                                                                   --------------------------
Total assets ................................................      $2,122,094      $2,080,970
                                                                   ==========================

                                GLOBALSCAPE, INC.

                                 BALANCE SHEETS

                                                                  DECEMBER 31, 2000   MARCH 31, 2001
                                                                  -----------------    --------------
                                                                                       (Unaudited)
Current liabilities:
     Accounts payable ............................................    $  242,621        $  172,202
     Accrued expenses ............................................       162,248           214,078
     Notes payable ...............................................        47,108              --
     Current portion of capital lease obligation .................        70,573            72,042
                                                                      ----------------------------
Total current liabilities ........................................       522,550           458,322


Capital lease obligations, less current portion ..................       149,074           130,570
Other long-term liabilities ......................................        75,764            75,764
                                                                      ----------------------------
Total long-term liabilities ......................................       224,838           206,334

Commitments and contingencies

Stockholders' equity:
     Preferred stock, par value $0.001 per share,
          10,000,000 authorized, no shares
          issued or outstanding ..................................          --                --
     Common stock, par value $0.001 per share,
          40,000,000 shares authorized,
          12,936,190 shares issued and
          outstanding at December 31, 2000 and
          March 31, 2001 .........................................        12,936            12,936
     Additional paid-in capital ..................................       264,889           682,458
     Retained earnings ...........................................     1,096,881           720,920
                                                                      ----------------------------
Total stockholders' equity .......................................     1,374,706         1,416,314
                                                                      ----------------------------
Total liabilities and stockholders' equity .......................    $2,122,094        $2,080,970
                                                                      ============================

See accompanying notes.

                                GLOBALSCAPE, INC.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------------
                                                                2000                 2001
                                                            ------------         ------------
Operating revenues:
     Software product revenues .........................    $  1,315,999         $  1,442,068
     Advertising revenues ..............................         134,015               31,141
                                                            ---------------------------------
           Total revenues ..............................       1,450,014            1,473,209

Operating expenses:
     Cost of revenues (exclusive of
          depreciation and amortization
          shown separately below) ......................          34,800               61,215
     Selling, general and administrative
          expenses .....................................         514,317            1,310,317
     Research and development expenses .................         123,271              315,464
     Depreciation and amortization .....................          89,141              131,636
                                                            ---------------------------------
           Total operating expense .....................         761,529            1,818,632
                                                            ---------------------------------
Income (loss) from operations ..........................         688,485             (345,423)

Other income (expense):
     Interest expense, net .............................          (7,646)              (4,910)
     (Loss) on sale of assets ..........................            (567)                --
                                                            ---------------------------------
           Total other income (expense) ................          (8,213)              (4,910)
                                                            ---------------------------------
Income (loss) before income taxes ......................         680,272             (350,333)

Income tax expense (benefit)
     Current:
           Federal .....................................         222,091               14,038
           State .......................................          30,779                1,239
     Deferred:
           Federal .....................................         (15,038)               9,512
           State .......................................          (2,084)                 839
                                                            ---------------------------------
Total income tax provision .............................         235,748               25,628
                                                            ---------------------------------

Net income (loss) ......................................    $    444,524         ($   375,961)
                                                            =================================

Net income (loss) per common share - basic .............    $       0.03         ($      0.03)
Net income (loss) per common share - assuming
      dilution .........................................    $       0.03         ($      0.03)
Average shares outstanding:
     Basic .............................................      12,920,000           12,936,190
     Diluted ...........................................      13,278,318           12,936,190


See accompanying notes.

                                GLOBALSCAPE, INC.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     -------------------------
                                                                        2000            2001
                                                                     ---------       ---------
Operating Activities:

Net income (loss) ..............................................     $ 444,524       ($375,961)

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:

           Bad debt expense ....................................        39,493          38,063

           Depreciation and amortization .......................        89,141         131,636

           Non-cash compensation ...............................          --           417,570

           Loss on disposition of assets .......................           567            --

            Deferred taxes .....................................       (17,123)         10,351

     Changes in operating assets and liabilities:

           Accounts receivable .................................        (7,298)        (17,926)

           Prepaid expenses ....................................       (24,492)         (2,020)

           Other long term assets ..............................        (1,518)          4,233

           Accounts payable ....................................        50,231         (70,419)

           Accrued liabilities .................................        27,136          51,830

           Due to (from) parent ................................       319,481          33,088
                                                                     -------------------------

Net cash provided by operating activities ......................       920,142         220,445

Investing Activities:

      Purchase of property and equipment .......................      (320,119)        (37,176)
                                                                     -------------------------

Net cash used in investing activities ..........................      (320,119)        (37,176)

Financing Activities:

     Borrowings under notes payable ............................        70,000            --

     Principal payments on notes payable .......................       (90,969)        (47,108)

     Principal payments on capital lease obligations ...........        (5,563)        (17,035)
                                                                     -------------------------

Net cash used in financing activities ..........................       (26,532)        (64,143)
                                                                     -------------------------

Net increase in cash and cash equivalents ......................       573,491         119,126

Cash at beginning of period ....................................        16,361         113,591
                                                                     -------------------------

Cash at end of period ..........................................     $ 589,852       $ 232,717
                                                                     =========================

                                GLOBALSCAPE, INC.


                          NOTES TO FINANCIAL STATEMENTS


NATURE OF BUSINESS

      GlobalSCAPE's primary business is the development and distribution of Internet related software used in content and file management, and peer-to-peer collaboration, and is best known for its popular file transfer program, CuteFTP(R). Incorporated in April 1996, GlobalSCAPE is a 73% owned subsidiary of ATSI Communications, Inc., a publicly-traded company.

BASIS OF PRESENTATION

      As described above, GlobalSCAPE is a majority owned subsidiary of ATSI. On a consolidated basis as of July 31, 2000, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. These conditions, as noted by ATSI's auditors in their report dated September 29, 2000, raise substantial doubt about ATSI's ability to continue as a going concern at July 31, 2000. GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI of which ATSI was in default of certain financial covenants as of January 31, 2001 (see Related Party Transactions). In addition, ATSI has borrowed funds from GlobalSCAPE on a short-term basis (see Related Party Transactions/Subsequent Events). Given these factors, ATSI's actions could have substantial effect on GlobalSCAPE's assets. Therefore, there is also substantial doubt about whether GlobalSCAPE, Inc. will continue as a going concern. GlobalSCAPE's financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result form the outcome of ATSI's liquidity problems.

      The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, "Interim Financial Statements", and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, these interim financial statements contain all adjustments necessary to present fairly the financial position of GlobalSCAPE Inc. as of December 31, 2000 and March 31, 2001, the results of operations for the three months ended March 31, 2000 and 2001, and cash flows for the three months ended March 31, 2000 and 2001. All adjustments are of a normal recurring nature. It is recommended that these interim consolidated financial statements be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 included in GlobalSCAPE's 10-K filed with the SEC on April 2, 2001. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

      The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information refer to the financial statements and footnotes included in GlobalSCAPE's Annual Report on Form 10-K for the year ended December 31, 2000.

DEBT

      In February 2000, GlobalSCAPE entered into a loan agreement with The Frost National Bank for $70,000 with the principal and interest payable in twelve monthly installments of $6,142 beginning March 1, 2000. The interest rate was subject to change and was approximately 10.5% per annum for the year ended December 31, 2000. There were no prepayment penalties. The note was paid in full February 2, 2001.

      On March 20, 2001 GlobalSCAPE established a line of credit with The Frost National Bank in the amount of $200,000. The interest rate is subject to change and is indexed to the bank's prime rate. The initial rate is 9.5%. If a default occurs under the note, the lender can accelerate all or a portion of the debt. In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with The Frost National Bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment. In the event of default under the Security Agreement, the bank may sell the collateral in which they hold a security interest. GlobalSCAPE has not used any of the available credit under this facility as of the date of this report.

RELATED PARTY TRANSACTIONS

      General corporate overhead related to ATSI's corporate headquarters and common support divisions has been allocated to the Company based on the ratio of the Company's external costs and expenses to ATSI's consolidated external costs and expenses, adjusted for any functions that the Company performs on its own. These services included various accounting, human resource functions and legal services. The costs of these services charged to the Company are not necessarily indicative of the costs that would have been incurred if the Company had performed these functions entirely as a stand-alone entity, nor are they indicative of costs that may be charged in the future. However, the Company believes the method of allocation is reasonable and these expenses are reflected in the statement of operations. The balance due from ATSI to GlobalSCAPE at December 31, 2000 was $267,000 and declined to $233,000 at March 31, 2001 due to the above-mentioned allocations.

      GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation ("NTFC") entered into August 26, 1999 in the amount of $2,000,000. In connection with this obligation GlobalSCAPE signed a Note and a Loan and Security Agreement whereby it has granted a security interest to NTFC in the equipment purchased with the loan proceeds. GlobalSCAPE does not use any of that equipment in its business and none of its stock or assets is collateral securing the obligation. Interest on the obligation was capitalized for the first six months and is calculated at a fixed rate per annum equal to the five year bank swap rate as reported on the first borrowing date on the Dow Jones & Company Telerate screen, plus 495 basis points. All principal amounts borrowed are to be amortized and repaid quarterly. As of March 31, 2001, the outstanding balance including capitalized interest was approximately $1,786,223. The NTFC lease facility requires that ATSI meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. ATSI was in default of financial covenants of the lease as of January 31, 2001 and has classified the entire capital lease as a current liability. ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults. Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI's January 31, 2001 non-compliance.

      On a consolidated basis as of January 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. If ATSI were unable to pay this obligation, the lender would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance. If ATSI were unable to pay any loan balance remaining after the sale of the equipment, NTFC would have recourse against GlobalSCAPE for repayment. As a result, assets which otherwise would be used to execute GlobalSCAPE's business strategy may have to be used to satisfy this debt.

      These conditions raise substantial doubt about ATSI's ability to continue as a going concern. The financial condition of ATSI may impede or eliminate our ability to execute our plan by impairing our ability to obtain financing. ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general

STOCK-BASED COMPENSATION

      GlobalSCAPE has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and elected to us the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. The pro forma effects of fair value accounting for compensation costs related to options, on net income would not be material.

RESOLUTION OF CONTINGENCIES

      In GlobalSCAPE's Annual Report on Form 10-K, GlobalSCAPE described potential additional compensation charges, for which it had not made provisions, related to future stock option grants to GlobalSCAPE's President, Ms. Poole-Christal. In April 2001, GlobalSCAPE and Ms. Poole-Christal resolved her claim that her option should be adjusted as a result of the 7.6:1 forward split performed in May 2000. As part of the resolution of this claim, Ms. Poole-Christal was granted 808,571 fully vested options at $0.0132 per share, 575,000 options at $0.464 per share and will be paid a bonus of $0.0868 per share for each share issued related to the original 291,429 options issued on January 15, 1998. GlobalSCAPE recognized a non-cash compensation charge for these grants of approximately $405,000 for the estimated intrinsic value of the fully vested options and reflected this charge as an increase in operating expenses and a corresponding increase in additional paid-in capital. Also in the first quarter, GlobalSCAPE recognized an approximately $13,000 in non-cash compensation related options granted in the fourth quarter of 2000. Approximately $29,000 of non-cash compensation will be recognized throughout the remainder of 2001 related to the options granted in the fourth quarter of 2001 as these options vest.

EARNINGS PER COMMON SHARE

      Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) for all periods presented. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Below is a reconciliation of the numerators and denominators of basis earnings per share for each of the periods presented:

                                                                THREE MONTHS ENDED MARCH 31,
                                                                     2000          2001
      NUMERATORS
      Numerators for basic and diluted earnings per share:
             Net income (loss)                                 $    444,524   ($   375,961)
             Numerator for basic and diluted
             earnings per share                                     444,524       (375,961)

      DENOMINATORS
      Denominators for basic and diluted earnings per share:
             Weighted average shares outstanding -
             basic                                               12,920,000     12,936,190

      DILUTIVE POTENTIAL COMMON SHARES

      Stock options (1)                                             358,318             --
      Denominator for dilutive earnings per share                13,278,318     12,936,190
      Net income (loss) per common share                       $       0.03   ($      0.03)
      Net income (loss) per common share - assuming
      dilution                                                 $       0.03   ($      0.03)


(1) For the quarter ended March 31, 2001, 2,374,980 options have not been included in dilutive shares as the effect would be anti-dilutive.


SUBSEQUENT EVENTS

      On April 4, 2001, GlobalSCAPE issued options under the 2000 Stock Option Plan to substantially all of its employees, an aggregate of 551,000 options with an exercise price of $0.464 per share. The options vest in thirds over a three-year period and expire on April 3, 2011. On April 20, 2001, GlobalSCAPE issued 575,000 options under the 2000 Stock Option Plan to Ms. Poole-Christal at an exercise price of $0.464 per share. The options vest in thirds over a three-year period and expire on April 19, 2011.

      On April 16, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of April 30, 2001. The Note provided for interest at 12% per annum and was secured by a receivable from a third party owing to ATSI's subsidiary, TeleSpan, Inc. This Note was paid in full on April 23, 2001.

      On April 27, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001. The Note provided for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI's subsidiary, TeleSpan, Inc. The entire amount of this Note is outstanding as of the date of this report.

      On May 4, 2001, GlobalSCAPE loaned $50,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001. The Note provided for interest at 12% per annum and was secured by a receivable from a third party owing to ATSI's subsidiary, TeleSpan, Inc. This Note was paid in full on May 7, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. "Forward looking statements" are those statements that describe management's beliefs and expectations about the future. We have identified forward-looking statements by using words such as "anticipate," "believe," "could," "estimate," "may," "expect," and "intend." Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the "Risk Factors" section of our Annual Report on Form 10-K and other documents filed with the Securities and Exchange Commission. GlobalSCAPE's actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

OVERVIEW

      GlobalSCAPE's primary business is the development and distribution of Internet related software used in content and file management, and peer-to-peer collaboration. We derive our revenue primarily through sales of software via the Internet. A small percentage of our products are sold through traditional retail channels. Revenues from the sale of software products are recognized upon shipment or electronic delivery and we bear full credit risk with respect to all sales. The installation process for our software products is simple and requires little or no support. CuteFTP accounted for 92% of total revenues in the first quarter of 2001, down from 98% for all of 2000.

In 2000, approximately 33% of our total revenues were generated from sales to customers who provided addresses in other countries. In the three-month periods ended March 31, 2000 and 2001 this number was 30% and 39% respectively. These sales were concentrated mostly in Western Europe, Canada and Australia. Only revenues derived from the sale of software licenses are attributed to foreign countries. We assume all advertising revenue is generated in the United States. In 1999, 2000 and the first quarter of 2001, the UK accounted for approximately 6%, 10% and 12% of total revenues, respectively. The portion of our revenues derived from foreign countries has increased, and we expect it will continue to increase. This may expose us to greater risks of volatility in our revenues due to greater economic volatility in some foreign countries. All of our revenues are received in U.S. dollars so we have no exchange rate risk. For more discussion on the risks associated with our foreign sales, you should read the information under "Risk Factors" in our Annual Report.

                                GLOBALSCAPE, INC.

                            SELECTED FINANCIAL DATA

                                   (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                  2000            2001
                                               -----------    -----------
    Operating revenues:
         Software product revenues .........   $ 1,315,999    $ 1,442,068
         Advertising revenues ..............       134,015         31,141
                                               --------------------------
               Total revenues ..............     1,450,014      1,473,209

    Operating expenses:
         Cost of revenues (exclusive of
              depreciation and amortization
              shown separately below) ......        34,800         61,215
         Selling, general and administrative
              expenses .....................       514,317      1,310,317
         Research and development expenses .       123,271        315,464
         Depreciation and amortization .....        89,141        131,636
                                               --------------------------
               Total operating expense .....       761,529      1,818,632
                                               --------------------------
    Income (loss) from operations ..........       688,485       (345,423)

    Other income (expense):
         Interest expense, net .............        (7,646)        (4,910)
         (Loss) on sale of assets ..........          (567)          --
                                               --------------------------
               Total other income (expense)         (8,213)        (4,910)
                                               --------------------------
    Income (loss) before income taxes ......       680,272       (350,333)

    Income tax expense (benefit)
         Current:
               Federal .....................       222,091         14,038
               State .......................        30,779          1,239
         Deferred:
               Federal .....................       (15,038)         9,512
               State .......................        (2,084)           839
                                               --------------------------
    Total income tax provision .............       235,748         25,628
                                               --------------------------

    Net (loss) income ......................   $   444,524    ($  375,961)
                                               ==========================

THREE MONTHS ENDED MARCH 31, 2000 AND 2001

      SALES. We derive our revenues primarily from software sales and to a lesser degree from advertising from within our software products and on our websites. Sales are comprised of the gross selling price of software, including shipping charges and the net proceeds received from advertisers. We contract with third parties for the delivery and sales of advertising. For the three months ended March 31, 2000 and 2001, total revenues increased 2% from $1,450,014 to $1,473,209 despite a sharp reduction in advertising revenue. Total revenues increased 21% for the first quarter of 2001 when comparted to the fourth quarter of 2000. Sales of licenses for the three months ended March 31, 2000 and 2001 increased from $1,315,999 to $1,442,068, a 10% increase. However, unit sales of our software products decreased 8% from 52,927 to 48,430. The average selling price per unit increased and unit sales decreased due to reduced sales of multi-seat licenses which typically have a much lower per unit sales price. In 2000, we averaged approximately 47,000 unit sales of our software licenses per quarter. Advertising revenue decreased 77% and represented only 2% of total revenues in the first quarter of 2001 as opposed to 9% in the first quarter of 2000. We expect advertising revenue to continue to decline both in total dollars and as a percentage of revenues in future periods as we are not including advertising modules in new releases of our products.

       COST OF REVENUES. Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs and certain licensing expenses. Cost of revenues increased 76% between periods from $34,800 to $61,215 primarily because we expensed certain software licensing costs, prepaid for the year, entirely in the first quarter. The structure of the licensing agreement requires pre-payment of a non-refundable amount for the entire year subject to additional fees if certain distribution levels are exceeded. The entire amount of the licensing fee was expensed in the first quarter because the licensed material will not be distributed with our product in future periods.

      SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt, credit card transaction fees and non-cash compensation expenses related to stock options. Selling, general and administrative expenses increased from $514,317 in the three months ended March 31, 2000 to $1,310,317 in the same period in 2001, a 155% increase. As a percentage of total revenues, selling, general and administrative expenses grew from 35% to 89%. Expenses increased primarily as a result of increased personnel costs including salaries, payroll taxes and insurance as well as increased rents associated with our move to a larger facility. The number of persons employed by GlobalSCAPE increased from approximately 28 at March 31, 2000 to 38 on March 31, 2001. We also incurred a non-cash compensation charge of $405,000 related to the issuance of stock options to our President and COO and an additional non-cash compensation charge of $13,000 for the re-issuance of stock options in the fourth quarter of 2000. We will recognize an additional $29,000 in non-cash compensation related to the issuance of stock options below fair market value as these options vest throughout 2001. Exclusive of non-cash compensation charges, selling, general and administrative expenses as well as total operating expenses declined 3% from the fourth quarter of 2000 to the first quarter of 2001. It is our intent to continue to expend significant resources executing our strategy of developing and introducing new products, which we view as essential to revenue growth.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased 156% between periods, from $123,271 to $315,464. The increase was due primarily to the expansion of our internal research and development staff used for new product development and the maintenance of existing products as well as increased expenditures on external development resources.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense consists of depreciation expense related to our fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of CuteFTP. Depreciation and amortization expense increased from $89,141 to $131,636, an increase of 48%. This increase was due primarily to the addition of office furniture, leasehold improvements, software, computers and computer related equipment.

      INTEREST EXPENSE, NET. For the three months ended March 31, 2000 and 2001, interest expense decreased from $7,646 to $4,910. The majority of interest expense incurred during these periods was related to capital leases and working capital borrowings.

       INCOME TAXES. In periods prior to September 12, 2000, ATSI has filed a consolidated federal income tax return to include the tax information for it and for its affiliates, including GlobalSCAPE. Effective September 12, 2000, ATSI distributed approximately 27% of its ownership in GlobalSCAPE, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes. From that date forward, GlobalSCAPE will file a separate return for income taxes. For financial accounting purposes and in accordance with the tax sharing agreement which was in effect by and between ATSI and GlobalSCAPE for the periods prior to deconsolidation our financial statements have and will continue to reflect the costs of income taxes as if GlobalSCAPE was filing separate income tax returns. The provision for federal income taxes was $207,053 and $23,550 for the three-month periods ending March 31, 2000 and 2001, respectively. The provision for state income taxes was $28,695 and $2,078 over the same periods. The increase in the effective income tax rate for the first quarter of 2001 is due primarily to the financial accounting recognition of compensation expense related to stock option grants.

      NET INCOME. Net income decreased from $444,524 in the first quarter of 2000 to a net loss of $375,961 in the first quarter of 2001 as a result of the impact of the non-cash stock option related compensation charges incurred during the period as well as increased personnel costs and increased expenditures on research and development. These expenses combined to reduce our income before taxes. In addition, the compensation charge related to stock options did not reduce our tax liability, as it is not deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

       In February 2000, GlobalSCAPE entered into a loan agreement with The Frost National Bank for $70,000 with the principal and interest payable in twelve monthly installments of $6,142 beginning March 1, 2000. The interest rate was subject to change and was approximately 10.5% per annum for the year ended December 31, 2000. There were no prepayment penalties. The note was paid in full February 2, 2001.

      On March 20, 2001 GlobalSCAPE established a line of credit with The Frost National Bank in the amount of $200,000. The interest rate is subject to change and is indexed to the bank's prime rate. The initial rate is 9.5%. If a default occurs under the note, the lender can accelerate all or a portion of the debt. In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with The Frost National Bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment. In the event of default under the Security Agreement, the bank may sell the collateral in which they hold a security interest. GlobalSCAPE has not used any of the available credit under this facility as of the date of this report.

      GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation ("NTFC") entered into August 26, 1999 in the amount of $2,000,000. In connection with this obligation GlobalSCAPE signed a Note and a Loan and Security Agreement whereby it has granted a security interest to NTFC in the equipment purchased with the loan proceeds. GlobalSCAPE does not use any of that equipment in its business and none of its stock or assets is collateral securing the obligation. Interest on the obligation was capitalized for the first six months and is calculated at a fixed rate per annum equal to the five year bank swap rate as reported on the first borrowing date on the Dow Jones & Company Telerate screen, plus 495 basis points. All principal amounts borrowed are to be amortized and repaid quarterly. As of March 31, 2001, the outstanding balance including capitalized interest was approximately $1,786,223.

      The NTFC lease facility requires that ATSI meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios. ATSI was in default of financial covenants of the lease as of January 31, 2001 and has classified the entire capital lease as a current liability. ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults. Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI's January 31, 2001 non-compliance.

      On April 16, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of April 30, 2001. The Note provided for interest at 12% per annum and was secured by a receivable from a third party owing to ATSI's subsidiary, TeleSpan, Inc. This Note was paid in full on April 23, 2001.

      On April 27, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001. The Note provided for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI's subsidiary, TeleSpan, Inc. The entire amount of this Note is outstanding as of the date of this report.

      On May 4, 2001, GlobalSCAPE loaned $50,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001. The Note provided for interest at 12% per annum and was secured by a receivable from a third party owing to ATSI's subsidiary, TeleSpan, Inc. This Note was paid in full on May 7, 2001.

      On a consolidated basis as of January 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. ATSI may be unable to repay the $200,000 loan and the NTFC obligation. If ATSI were unable to pay the $200,000 loan, GlobalSCAPE could foreclose on the receivable securing the loan. GlobalSCAPE believes the value of the receivable securing this loan is sufficient to pay this loan in full. If ATSI were unable to pay the NTFC obligation, NTFC would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance. If ATSI were unable to pay any loan balance remaining after the sale of the equipment, NTFC would have recourse against GlobalSCAPE for repayment. As a result, assets which otherwise would be used to execute GlobalSCAPE's business strategy may have to be used to satisfy this debt.

      The financial condition of our parent company may impede or eliminate our ability to execute our plan by impairing our ability to obtain financing. ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general

      Net cash provided by operating activities in the three months ended March 31, 2000 and 2001 was $920,142 and $220,445 respectively. Net cash provided by operating activities in the first quarter of 2000 was primarily the result of net income and increases in amounts due to parent. Cash provided by operating activities in the first quarter of 2001 resulted from adjustments related to depreciation and amortization, non-cash compensation costs and increases in accrued liabilities offset by the net loss for the period.

      Net cash used in investing activities for the three months ended March 31, 2000 and 2001 was $320,119 and $37,176 respectively. Net cash used in investing activities in the first quarter of 2000 was primarily for computer hardware, leasehold improvements and other equipment needed for our move to the facility we currently occupy. Cash used in the first quarter of 2001 was for additional furniture and computer equipment to accommodate our employee growth.

      Net cash used in financing activities in the three months ended March 31, 2000 and 2001 was $26,532 and $64,143 respectively. Net cash used in financing activities for the first quarter of 2000 consisted of $70,000 in bank borrowings, $90,969 in principal payments on notes payable and $5,563 in principal payments on capital lease obligations. Net cash used in financing activities for the first quarter of 2001 consisted of $47,108 in principal payments on notes payable and $17,035 in principal payments on capital lease obligations.

      As of March 31, 2001, we had $232,717 in cash and cash equivalents, current assets of $742,059 and current liabilities of $458,322, resulting in working capital of $283,737. Our principal commitments consisted of obligations outstanding under capital leases. In February 2001 we paid off all balances owed related to bank borrowings. We anticipate a rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel. The facility that we currently occupy is expected to be sufficient for our growth through December 31, 2001. Consequently, capital expenditures for leasehold improvements and furniture should be less in 2001 than in 2000. We anticipate that we will continue to add computer hardware resources and that we will expend significant resources on product development and the expansion of our management team and development staff. We may also use cash to acquire or license technology, products or businesses related to our current business. In addition, we anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future and that our operating expenses will be a material use of our cash resources.

      It is our intention to increase expenditures on personnel, sales and marketing, research and development and infrastructure. We have, however, no formal commitments to incur such expenses other than those disclosed in this Quarterly Report and in documents previously filed with the SEC and therefore do not have an identified need for external financing for the next 12 months. We will manage to the current and immediately foreseeable cash flows generated internally until such time as some external source of capital is identified.


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

      In the first quarter, approximately 39% of our revenues came from customers outside the United States. However, all revenues are received in U.S. dollars so we have no exchange rate risk.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None in the first quarter of 2001.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None in the first quarter of 2001.


ITEM 5. OTHER INFORMATION

        None in the first quarter of 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None.

(b)     Reports on Form 8-K

            None

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            GLOBALSCAPE, INC.


                            By: /s/ TIM NICOLAOU
                                -----------------------------
                                    Tim Nicolaou
                                    Chief Executive Officer



                            By: /s/ DANIEL MCREDMOND
                                --------------------------------
                                    Daniel McRedmond
                                    Director of Finance and Accounting
                                   (Principal Accounting and Financial Officer)