Form 10-Q
period 2001-06-30
GLOBALSCAPE INC
filed 2001-08-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission File Number: 000-30617

GlobalSCAPE, Inc.
(Exact name of registrant as specified in its charter)
Delaware	74-2785449

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 Northwest Parkway, Suite 100	78249

(Address of principal executive offices)	(Zip Code)

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
                                        ☒  Yes     ☐No

The number of shares outstanding of the registrant’s common stock at June 30, 2001 was 12,936,190.

GlobalSCAPE, Inc.

Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2001

Part I.  Financial Information

Item 1.  Interim Financial Statements

GlobalSCAPE, Inc.

Balance Sheets

	December 31,	June 30,
	2000	2001
		(Unaudited)
Assets
Current assets:
Cash	$113,591	$50,618
Accounts receivable (net of allowance for doubtful accounts of $80,719 and $62,275 at December 31, 2000 and June 30, 2001, respectively)	241,322	165,952
Due from parent	265,685	375,194
Deferred tax assets	51,726	23,041
Prepaid expenses	12,165	17,915

Total current assets	684,489	632,720

Property and equipment:
Furniture and fixtures	287,017	331,365
Software	78,822	136,310
Equipment	504,464	543,430
Leasehold improvements	145,536	149,757
Software development costs	158,285	158,285

	1,174,124	1,319,147
Accumulated depreciation and amortization	297,015	459,696

Net property and equipment	877,109	859,451

Other assets:
Core software technology (net of accumulated amortization of $406,679 and $494,315 at December 31, 2000 and June 30, 2001, respectively	492,264	404,628

Goodwill (net of accumulated amortization of $26,506 and $37,583 at December 31, 2000 and June 30, 2001, respectively)	22,618	11,541
Distribution licenses	-	25,000
Deferred tax assets	26,125	26,125
Other	19,489	21,638

Total other assets	560,496	488,932

Total assets	$2,122,094	$1,981,103

Balance Sheets

	December 31,	June 30,
	2000	2001
		(Unaudited)
Current liabilities:
Accounts payable	$242,621	$220,023
Accrued expenses	162,248	88,676
Notes payable	47,108	-
Current portion of capital lease obligation	70,573	73,021

Total current liabilities	522,550	381,720

Capital lease obligations, less current portion	149,074	111,651
Other long-term liabilities	75,764	75,764

Total long-term liabilities	224,838	187,415

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 12,936,190 shares issued and outstanding at December 31, 2000 and June 30, 2001	12,936	12,936
Additional paid-in capital	264,889	694,873
Retained earnings	1,096,881	704,159

Total stockholders’ equity	1,374,706	1,411,968

Total liabilities and stockholders’ equity	$2,122,094	$1,981,103

See accompanying notes.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
Operating revenues:
Software product revenues	$1,309,728	$1,350,386	$2,625,726	$2,792,454
Advertising revenues	231,528	2,010	365,543	33,151

Total revenues	1,541,256	1,352,396	2,991,269	2,825,605

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	51,993	55,765	86,792	116,980
Selling, general and administrative expenses	865,938	855,121	1,380,259	2,165,438
Research and development expenses	259,284	329,802	382,555	645,266
Depreciation and amortization	97,896	129,758	187,037	261,394

Total operating expense	1,275,111	1,370,446	2,036,643	3,189,078

Income (loss) from operations	266,145	(18,050)	954,626	(363,473)

Other income (expense):
Interest expense, net	(6,914)	785	(14,560)	(4,125)
(Loss) on sale of assets	(6,968)	-	(7,535)	-

Total other income (expense)	(13,882)	785	(22,095)	(4,125)

Income (loss) before income taxes	252,263	(17,265)	932,531	(367,598)

Income tax expense (benefit)
Current:
Federal	95,578	(17,310)	317,669	(3,272)
State	13,246	(1,528)	44,025	(289)
Deferred:
Federal	(12,598)	16,847	(27,636)	26,359
State	(1,746)	1,487	(3,830)	2,326

Total income tax provision	94,480	(504)	330,228	25,124

Net income (loss)	$157,783	(16,761)	602,303	$(392,722)

Net income (loss) per common share – basic	$0.01	$(0.00)	$0.05	$(0.03)

Net income (loss) per common share – assuming dilution	$0.01	$(0.00)	$0.05	$(0.03)

Average shares outstanding:
Basic	12,920,000	12,936,190	12,920,000	12,936,190
Diluted	13,259,999	12,936,190	13,269,159	12,936,190

See accompanying notes.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2000	2001
Operating Activities:
Net income (loss)	$602,303	$(392,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Bad debt expense	78,289	72,142

Depreciation and amortization	187,037	261,394

Non-cash compensation	-	429,984

Loss on disposition of assets	7,535	-

Deferred taxes	(31,467)	28,685

Changes in operating assets and liabilities:

Accounts receivable	(342,057)	3,228

Prepaid expenses	(22,950)	(5,750)

Other long term assets	7,083	(2,149)

Accounts payable	75,073	(22,598)

Accrued liabilities	78,476	(73,572)

Due to (from) parent	88,704	(109,509)

Net cash provided by operating activities	728,026	189,133

Investing Activities:

Purchase of property and equipment	(412,388)	(170,023)

Net cash used in investing activities	(412,388)	(170,023)

Financing Activities:

Borrowings under notes payable	70,000	-

Principal payments on notes payable	(147,065)	(47,108)

Principal payments on capital lease obligations	(40,875)	(34,975)

Net cash used in financing activities	(117,940)	(82,083)

Net increase (decrease) in cash and cash equivalents	197,698	(62,973)

Cash at beginning of period	16,361	113,591

Cash at end of period	$214,059	$50,618

Notes to Financial Statements

Nature of Business

             GlobalSCAPE’s primary business is the development and distribution of Internet related software used in content and file management.  GlobalSCAPE is best known for its popular file transfer program, CuteFTP®. Incorporated in April 1996, GlobalSCAPE is a 73% owned subsidiary of ATSI Communications, Inc., a publicly traded company.

Basis of Presentation

             As described above, GlobalSCAPE is a majority owned subsidiary of ATSI. On a consolidated basis as of July 31, 2000, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. These conditions, as noted by ATSI’s auditors in their report dated September 29, 2000, raise substantial doubt about ATSI’s ability to continue as a going concern at July 31, 2000.  GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI of which ATSI was in default of certain financial covenants as of April 30, 2001 (see Related Party Transactions).  In addition, ATSI has borrowed funds from GlobalSCAPE on a short-term basis (see Related Party Transactions).  Given these factors, ATSI’s actions could have substantial effect on GlobalSCAPE’s assets.  Therefore, there is also substantial doubt about whether GlobalSCAPE, Inc. will continue as a going concern.  GlobalSCAPE’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result form the outcome of ATSI’s liquidity problems.

             The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”.  Accordingly, they do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been made.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

             The Balance Sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.   For further information refer to the financial statements and footnotes included in GlobalSCAPE’s Annual Report on Form 10-K for the year ended December 31, 2000.

Debt

             On March 20, 2001 GlobalSCAPE established a line of credit with The Frost National Bank in the amount of $200,000.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 9.5%.  If a default occurs under the note, the lender can accelerate all or a portion of the debt.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with The Frost National Bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  In the event of default under the Security Agreement, the bank may sell the collateral in which they hold a security interest.  GlobalSCAPE has not used any of the available credit under this facility as of the date of this report.

Related Party Transactions

             Various jointly incurred expenses such as group health plan benefits and general business insurance have been allocated by ATSI to GlobalSCAPE based on the ratio of GlobalSCAPE’s usage of these services to the overall cost of the services to ATSI on a consolidated basis.  The costs of these services charged to GlobalSCAPE are not necessarily indicative of the costs that would have been incurred if GlobalSCAPE had performed these functions entirely as a stand-alone entity, nor are they indicative of costs that may be charged in the future.  However, management believes the method of allocation is reasonable and these expenses are reflected in the statement of operations.

             On April 16, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of April 30, 2001.  The Note provided for interest at 12% per annum and was secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  This Note was paid in full on April 23, 2001.

             On April 27, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001.  The Note provided for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

             On May 4, 2001, GlobalSCAPE loaned $50,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001.  The Note provided for interest at 12% per annum and was secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  This Note was paid in full on May 7, 2001.

             GlobalSCAPE, Inc. recognized interest income of $4,900 in the three months ended June 30, 2001 related to the Notes described above.

             The balance due from ATSI to GlobalSCAPE at December 31, 2000 was $266,000 and increased to $375,000 at June 30, 2001 due to the outstanding loan dated April 27, 2001 partially offset by the jointly incurred expenses.

             GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation (“NTFC”) entered into August 26, 1999 in the amount of $2,000,000.  In connection with this obligation GlobalSCAPE signed a Note and a Loan and Security Agreement whereby it has granted a security interest to NTFC in the equipment purchased with the loan proceeds.  GlobalSCAPE does not use any of that equipment in its business and none of its stock or assets is collateral securing the obligation.   All principal amounts borrowed are to be amortized and repaid quarterly.  As of June 30, 2001, the outstanding balance including capitalized interest was approximately $1,696,900. The NTFC lease facility requires that ATSI meet certain financial covenants on a quarterly basis, including minimum revenue levels, gross margin levels, and earnings before interest, taxes, depreciation and amortization (EBITDA) results and debt to equity ratios.  ATSI was in default of financial covenants of the lease as of April 30, 2001 and has classified the entire capital lease as a current liability.  ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults.  Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI’s April 30, 2001 non-compliance.

             On a consolidated basis as of April 30, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations.  If ATSI were unable to pay this obligation, the lender would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance.  If ATSI were unable to pay any loan balance remaining after the sale of the equipment, NTFC would have recourse against GlobalSCAPE for repayment.  As a result, assets which otherwise would be used to execute GlobalSCAPE’s business strategy may have to be used to satisfy this debt.

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

             On April 4, 2001, GlobalSCAPE issued options under the 2000 Stock Option Plan to substantially all of its employees, an aggregate of 551,000 options with an exercise price of $0.464 per share.  The options vest in thirds over a three-year period and expire on April 3, 2011.  On April 20, 2001, GlobalSCAPE issued 575,000 options under the 2000 Stock Option Plan to Ms. Poole-Christal at an exercise price of $0.464 per share.  The options vest in thirds over a three-year period and expire on April 19, 2011.  No compensation expense was recognized related to these grants.

             GlobalSCAPE, Inc. records compensation expense for stock options issued below intrinsic value as those options vest.  The Company recorded non-cash compensation charges of approximately $12,000 in the three months ended June 30, 2001 related to stock options granted in the fourth quarter of 2000 and will recognize additional compensation charges of approximately $16,500 throughout the remainder of 2001.   For the six months ended June 30, 2001, total non-cash compensation charges related to the issuance of stock options below fair market value has been $430,000, approximately $405,000 of which was related to the April 2001 resolution of Ms. Poole-Christal’s claim described in GlobalSCAPE, Inc.’s 10Q filed May 15, 2001.

Earnings per Common Share

             Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS 128) for all periods presented. Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.  Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$157,783	$(16,761)	$602,303	$(392,722)
Numerator for basic and diluted earnings per share	157,783	(16,761)	602,303	(392,722)

Denominators

Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	12,920,000	12,936,190	12,920,000	12,936,190

Dilutive potential common shares
Stock options (1)	339,999	-	349,159	-
Denominator for dilutive earnings per share	13,259,999	12,936,190	13,269,159	12,936,190

Net income (loss) per common share	$0.01	$(0.00)	$0.05	$(0.03)
Net income (loss) per common share – assuming dilution	$0.01	$(0.00)	$0.05	$(0.03)

(1)	For the three and six months ended June 30, 2001, 3,449,480 options have not been included in dilutive shares as the effect would be anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

             This Quarterly Report on Form 10-Q and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K and other documents filed with the Securities and Exchange Commission.  GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

Overview

             GlobalSCAPE’s primary business is the development and distribution of Internet related software used in content and file management. We derive our revenue primarily through sales of software via the Internet.  A small percentage of our products are sold through traditional retail channels.  Revenues from the sale of software products are recognized upon shipment or electronic delivery and we bear full credit risk with respect to all sales. The installation process for our software products is simple and requires little or no support.  CuteFTP accounted for 82% of total revenues in the six months ended June 30, 2001, down from 98% for all of 2000.  This change is primarily due to the introduction of CuteFTP Pro, which accounted for 24% of revenues in the quarter ended June 30, 2001.

             On June 6, 2001 GlobalSCAPE announced an agreement with Trellix Corp. whereby GlobalSCAPE has distribution rights to Trellix Web, a desktop Web site creation and management tool for users of all skill levels.  GlobalSCAPE plans to integrate the existing Trellix Web code into its new product offering and will develop all future enhancements to the software.

             In 2000, approximately 33% of our total revenues were generated from sales to customers who provided addresses in other countries.  In the first and second quarters of 2001 this number was 39% and 38% respectively.  These sales were concentrated mostly in Western Europe, Canada and Australia.  Only revenues derived from the sale of software licenses are attributed to foreign countries.  We assume all advertising revenue is generated in the United States.  In 2000 and the first and second quarters of 2001, the UK accounted for approximately 10%, 12% and 11% of total revenues, respectively or roughly 30% of all foreign sales.  The portion of our revenues derived from foreign countries has increased, and we expect it will continue to increase, especially in Asia with the planned introduction of Chinese and Japanese versions of CuteFTP.  On June 14, 2001 GlobalSCAPE announced an agreement with SoftChina Corp. whereby SoftChina would be the exclusive distributor of CuteFTP in Taiwan and Hong Kong.  In addition, the most current version of CuteFTP will be available in French, German, and Spanish.  This may expose us to greater risks of volatility in our revenues due to greater economic volatility in some foreign countries.  Currently, all of our revenues are received in U.S. dollars, including those from SoftChina Corp., so we have no exchange rate risk.  For more discussion on the risks associated with our foreign sales, you should read the information under “Risk Factors” in our Annual Report.

Selected Financial Data

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2000	2001	2000	2001
Operating revenues:
Software product revenues	$1,309,728	$1,350,386	$2,625,726	$2,792,454
Advertising revenues	231,528	2,010	365,543	33,151

Total revenues	1,541,256	1,352,396	2,991,269	2,825,605

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	51,993	55,765	86,792	116,980
Selling, general and administrative expenses	865,938	855,121	1,380,259	2,165,438
Research and development expenses	259,284	329,802	382,555	645,266
Depreciation and amortization	97,896	129,758	187,037	261,394

Total operating expense	1,275,111	1,370,446	2,036,643	3,189,078

Income (loss) from operations	266,145	(18,050)	954,626	(363,473)

Other income (expense):
Interest expense, net	(6,914)	785	(14,560)	(4,125)
(Loss) on sale of assets	(6,968)	-	(7,535)	-
Total other income (expense)	(13,882)	785	(22,095)	(4,125)
Income (loss) before income taxes	252,263	(17,265)	932,531	(367,598)

Income tax expense (benefit)
Current:
Federal	95,578	(17,310)	317,669	(3,272)
State	13,246	(1,528)	44,025	(289)
Deferred:
Federal	(12,598)	16,847	(27,636)	26,359
State	(1,746)	1,487	(3,830)	2,326

Total income tax provision	94,480	(504)	330,228	25,124

Net income (loss)	$157,783	(16,761)	602,303	$(392,722)

Three Months ended June 30, 2000 and 2001

             Sales.  We derive our revenues primarily from software sales, comprised of the gross selling price of the software including shipping charges.  For the three months ended June 30, 2000 and 2001, total revenues decreased 12% from $1.54 million to $1.35 million due to an almost complete elimination of advertising revenue.  However, revenues from the sale of software products increased 3% over the comparable periods.  Unit sales of our software products increased 19% from 42,236 to 50,292 due primarily to large volume site license sales.  Without site license sales, unit sales actually fell about 7%.  This shortfall in volume was overcome by the higher average selling price of CuteFTP Pro, which accounted for approximately 24% of revenues in the second quarter of 2001. As we expected, advertising revenue continued to decline both in total dollars and as a percentage of revenues.  In the second quarter of 2001 advertising revenue was no longer a meaningful percentage of total revenue.

             Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased 7% for the three months ended June 30, 2001 as compared to the same period in 2000 primarily due to the recognition of royalty expenses related to the distribution agreement with Trellix Corporation announced on June 6, 2001.  We expect cost of revenues to increase as a percentage of sales in future periods relative to historical levels due to royalties payable under this agreement.

             Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rents, bad debt and credit card transaction fees.  Selling, general and administrative expenses decreased slightly in the second quarter of 2001 when compared to the same period in 2000.  As a percentage of total revenues, selling, general and administrative expenses increased from 56% to 63%.  Salaries and related costs such as insurance and taxes increased between periods while professional fees and recruiting fees decreased.  We incurred non-cash compensation charges of approximately $12,000 during the second quarter of 2001 related to the issuance of stock options in the fourth quarter of 2000  (see Stock-Based Compensation).  The number of persons employed by GlobalSCAPE increased from approximately 30 at June 30, 2000 to 40 on June 30, 2001.  However, we have reduced staffing levels by about 12% and should experience cost savings related to these reductions in the third quarter of 2001.

             Research and Development.  Research and development expenses more than doubled over the same period last year due primarily to personnel expansion in our research and development and quality assurance departments.   However, these expenses increased only 5% from the previous quarter.

             Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of CuteFTP.  Depreciation and amortization expense increased 33% over the comparable periods due to the purchase of furniture, software, computer hardware and leasehold improvements between periods.

             Interest Expense, net.  The majority of interest expenses incurred during the three months ended June 30, 2001 were related to interest on capital leases while in the same period in 2000 these expenses were comprised of both interest on capital leases and working capital borrowings.  In addition to the above, for the three months ended June 30, 2001, we recognized interest income of approximately $4,900 related to loans made to our parent ATSI Communications, Inc. (see Related Party Transactions).

             Income Taxes.  In periods prior to September 12, 2000, ATSI has filed a consolidated federal income tax return to include the tax information for it and for its affiliates, including GlobalSCAPE.  Effective September 12, 2000, ATSI distributed approximately 27% of its ownership in GlobalSCAPE, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes.  From that date forward, GlobalSCAPE will file a separate return for income taxes.  For financial accounting purposes and in accordance with the tax sharing agreement which was in effect by and between ATSI and GlobalSCAPE for the periods prior to deconsolidation our financial statements have and will continue to reflect the costs of income taxes as if GlobalSCAPE was filing separate income tax returns.  The provision for federal income taxes was $82,980 and ($463) for the three-month periods ending June 30, 2000 and 2001, respectively.  The provision for state income taxes was $11,500 and ($41) over the same periods.

             Net Income.  Net income decreased from $157,783 in the second quarter of 2000 to a net loss of $16,761 in the second quarter of 2001 as a result of the loss of advertising revenues and greater expenditures on research and development which were slightly offset by reduced selling, general and administrative expenses.

Six Months ended June 30, 2000 and 2001

             Sales.  For the six months ended June 30, 2000 and 2001, total revenues decreased 6% due to the sharp reductions in advertising revenue in the first quarter and almost complete elimination in the second quarter.  Despite a more than $330,000 reduction in advertising revenue, total revenue declined only $166,000 due to increased sales of software products over the comparable period a year ago.  Unit sales of our software products increased 4% from 95,163 to 98,711, slightly less than the 6% increase in software product revenues.

             Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased 35% between periods for two reasons.  First, we expensed certain software licensing costs, prepaid for the year, entirely in the first quarter.  The structure of the licensing agreement requires pre-payment of a non-refundable amount for the entire year subject to additional fees if certain distribution levels are exceeded.  The entire amount of the licensing fee was expensed in the first quarter because the licensed material will not be distributed with our product in future periods.  Second, we recognized royalty expenses related to the distribution agreement with Trellix Corporation announced on June 6, 2001.  We expect cost of revenues to increase as a percentage of sales in future periods relative to historical levels due to royalties payable under this agreement.

             Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rents, bad debt, credit card transaction fees and non-cash compensation expenses related to stock options. Selling, general and administrative expenses increased 57% for the six months ended June 30, 2001 over the same period in 2000.  As a percentage of total revenues, selling, general and administrative expenses grew from 46% to 77%.  There are two primary reasons for the increase.  We did not move into our new facility until the second quarter of 2000, resulting in lower operating costs for the first quarter of 2000 when compared to the first quarter of 2001.  Secondly, we incurred non-cash compensation charges of about $430,000 in the six-month period ended June 30, 2001 (see Stock-Based Compensation).  We will recognize an additional $16,500 in non-cash compensation related to the issuance of stock options below fair market value as these options vest throughout 2001.  Exclusive of non-cash compensation charges, selling, general and administrative expenses increased only 26% over the comparable periods. The number of persons employed by GlobalSCAPE increased from approximately 30 at June 30, 2000 to 40 on June 30, 2001.  However, we reduced staffing levels by about 12% and should experience cost savings related to these reductions in the third quarter of 2001.

             Research and Development.  Research and development expenses increased 69% for the six months ended June 30, 2001 over the same period in 2000 due to the expansion of both the research and development and quality assurance departments.

             Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of CuteFTP.  Depreciation and amortization expense increased 41% over the comparable periods due to the purchase of furniture, software, computer hardware and leasehold improvements between periods.

             Interest Expense, net.  The majority of interest expenses incurred during the six months ended June 30, 2001 were related to capital leases while in the same period in 2000 interest expense was comprised of both interest on capital leases and working capital borrowing.  For the three months ended June 30, 2001, we also recognized interest income of approximately $4,900 related to loans made to our parent ATSI Communications, Inc. (see Related Party Transactions).

             Income Taxes.  In periods prior to September 12, 2000, ATSI has filed a consolidated federal income tax return to include the tax information for it and for its affiliates, including GlobalSCAPE.  Effective September 12, 2000, ATSI distributed approximately 27% of its ownership in GlobalSCAPE, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes.  From that date forward, GlobalSCAPE will file a separate return for income taxes.  For financial accounting purposes and in accordance with the tax sharing agreement which was in effect by and between ATSI and GlobalSCAPE for the periods prior to deconsolidation our financial statements have and will continue to reflect the costs of income taxes as if GlobalSCAPE was filing separate income tax returns.  The provision for federal income taxes was $290,033 and $23,087 for the six-month periods ending June 30, 2000 and 2001, respectively.  The provision for state income taxes was $40,195 and $2,037 over the same periods.  The increase in the effective income tax rate for the six month period ended June 30, 2001 is due primarily to the financial accounting recognition of compensation expense related to stock option grants.

             Net Income.  Net income decreased from $602,303 in the six months ended June 30, 2000 to a net loss of $392,722 in the same period 2001 as a result of the loss of advertising revenues, greater expenditures on research and development and higher selling, general and administrative expenses, $430,000 of which were non-cash expenses.  These expenses combined to reduce our income before taxes.  In addition, the compensation charge related to stock options did not reduce our tax liability, as it is not deductible for federal income tax purposes.

Liquidity and Capital Resources

             On March 20, 2001 GlobalSCAPE established a line of credit with The Frost National Bank in the amount of $200,000.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 9.5%.  If a default occurs under the note, the lender can accelerate all or a portion of the debt.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with The Frost National Bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  In the event of default under the Security Agreement, the bank may sell the collateral in which they hold a security interest.  GlobalSCAPE has not used any of the available credit under this facility as of the date of this report.

             GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation (“NTFC”) entered into August 26, 1999 in the amount of $2,000,000.  In connection with this obligation GlobalSCAPE signed a Note and a Loan and Security Agreement whereby it has granted a security interest to NTFC in the equipment purchased with the loan proceeds.  GlobalSCAPE does not use any of that equipment in its business and none of its stock or assets is collateral securing the obligation.   As of June 30, 2001, the outstanding balance including capitalized interest was approximately $1,696,900.

             The NTFC lease facility requires that ATSI meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios.  ATSI was in default of financial covenants of the lease as of April 30, 2001 and has classified the entire capital lease as a current liability.  ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults.  Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI’s April 30, 2001 non-compliance.

             On April 16, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of April 30, 2001.  The Note provided for interest at 12% per annum and was secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  This Note was paid in full on April 23, 2001.

             On April 27, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001.  The Note provided for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

             On May 4, 2001, GlobalSCAPE loaned $50,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001.  The Note provided for interest at 12% per annum and was secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  This Note was paid in full on May 7, 2001.

             On a consolidated basis as of April 30, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations.  ATSI may be unable to repay the $200,000 loan from GlobalSCAPE and the NTFC obligation.  If ATSI were unable to pay the $200,000 loan, GlobalSCAPE could foreclose on the receivable securing the loan.  GlobalSCAPE believes the value of the receivable securing this loan is sufficient to pay this loan in full.  If ATSI were unable to pay the NTFC obligation, NTFC would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance.  If ATSI were unable to pay any loan balance remaining after the sale of the equipment, NTFC would have recourse against GlobalSCAPE for repayment.  As a result, assets which otherwise would be used to execute GlobalSCAPE’s business strategy may have to be used to satisfy this debt.

             The financial condition of our parent company may impede or eliminate our ability to execute our plan by impairing our ability to obtain financing.  ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general

             Net cash provided by operating activities in the six months ended June 30, 2000 and 2001 was $728,026 and $189,133 respectively.  Net cash provided by operating activities in the six months ended June 30, 2000 was primarily the result of net income and adjustments related to depreciation and amortization offset by increased accounts receivable.  Net cash provided by operating activities in the six months ended June 30, 2001 resulted primarily from adjustments related to non-cash compensation charges and depreciation and amortization, reduced by the net loss for the period.

             Net cash used in investing activities for the six months ended June 30, 2000 and 2001 was $412,388 and $170,023 respectively.  Net cash used in investing activities in the period for 2000 was primarily for furniture and fixtures, leasehold improvements and computer hardware related to our move into the facility we currently occupy.  Cash used in the six months ended June 30, 2001 was for additional furniture and computer equipment to accommodate our employee growth, license fees paid to Trellix Corp., as well as software necessary for product development and quality assurance testing.

             Net cash used in financing activities in the six months ended June 30, 2000 and 2001 was $117,940 and $82,083 respectively.  Net cash used in financing activities for the six months ended June 30, 2000 consisted of $70,000 in bank borrowings, $147,000 in principal payments on notes payable and $41,000 in principal payments on capital lease obligations.  Net cash used in financing activities for the six months ended June 30, 2001 consisted of $47,000 in principal payments on notes payable and $35,000 in principal payments on capital lease obligations.

             As of June 30, 2001, we had $50,618 in cash and cash equivalents, current assets of $632,720 and current liabilities of $381,720, resulting in working capital of $251,000.  Our principal commitments consisted of obligations outstanding under capital leases.  In February 2001 we paid off all balances owed related to bank borrowings.  We anticipate a rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.  The facility that we currently occupy is expected to be sufficient for our growth through December 31, 2001.  Consequently, capital expenditures for leasehold improvements and furniture should be less in 2001 than in 2000.  We anticipate that we will continue to add computer hardware resources and that we will expend significant resources on product development and development staff.  We may also use cash to acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that our operating expenses in general will continue to be a material use of our cash resources, however, we have no formal commitments to incur such expenses other than those disclosed in this Quarterly Report and in documents previously filed with the SEC and therefore do not have an identified need for external financing for the next 12 months. We will manage to the current and immediately foreseeable cash flows generated internally until such time as some external source of capital is identified.

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

             In the second quarter of 2001, approximately 38% of our revenues came from customers outside the United States. However, all revenues are received in U.S. dollars so we have no exchange rate risk.

Part II.  Other Information

Item 1. Legal Proceedings

             We are not currently involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None in the second quarter of 2001.

Item 3. Defaults Upon Senior Securities

             Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Effective June 1, 2001, ATSI Communications, Inc., which holds 73.24% of the outstanding shares of GlobalSCAPE, Inc., elected Arthur L. Smith, H. Douglas Saathoff and Tim Nicolaou as Directors of GlobalSCAPE by written consent.

Item 5. Other Information

             None in the second quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)         Exhibits

             None.

(b)         Reports on Form 8-K

On June 11, 2001 GlobalSCAPE, Inc. mailed notice to its shareholders of record as of June 1, 2001 of the election of Arthur L. Smith, H. Douglas Saathoff and Tim Nicolaou as Directors of GlobalSCAPE, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

By: /s/ Tim Nicolaou

Tim Nicolaou
Chief Executive Officer

By: /s/ Daniel McRedmond

Daniel McRedmond
Director of Finance and Accounting (Principal Accounting and Financial Officer)