Form 10-Q
period 2001-09-30
GLOBALSCAPE INC
filed 2001-11-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

Commission File Number: 000-30617

GlobalSCAPE, Inc. (Exact name of registrant as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization)	74-2785449 (I.R.S. Employer Identification No.)

6000 Northwest Parkway, Suite 100 (Address of principal executive offices)	78249 (Zip Code)

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

☒  Yes     ☐No

The number of shares outstanding of the registrant’s common stock at September 30, 2001 was 12,936,190.

GlobalSCAPE, Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2001

Part I.  Financial Information

Item 1.  Interim Financial Statements

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2000	September 30, 2001
		(Unaudited)
Assets
Current assets:
Cash	$113,591	$78,804
Accounts receivable (net of allowance for doubtful accounts of $80,719 and $82,377 at December 31, 2000 and September 30, 2001, respectively)	241,322	188,772
Due from parent	265,685	331,415
Deferred tax assets	51,726	30,479
Prepaid expenses	12,165	36,865
Total current assets	684,489	666,335

Property and equipment:
Furniture and fixtures	287,017	332,920
Software	78,822	182,768
Equipment	504,464	537,417
Leasehold improvements	145,536	150,336
Software development costs	158,285	158,285
	1,174,124	1,361,726
Accumulated depreciation and amortization	297,015	549,983
Net property and equipment	877,109	811,743

Other assets:
Core software technology (net of accumulated amortization of $406,679 and $539,262 at December 31, 2000 and September 30, 2001, respectively	492,264	359,681
Goodwill (net of accumulated amortization of $26,506 and $43,354 at December 31, 2000 and September 30, 2001, respectively)	22,618	5,770
Deferred tax assets	26,125	26,125
Other	19,489	21,639
Total other assets	560,496	413,215
Total assets	$2,122,094	$1,891,293

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2000	September 30, 2001
		(Unaudited)
Current liabilities:
Accounts payable	$242,621	$99,286
Accrued expenses	162,248	109,286
Notes payable	47,108	-
Current portion of capital lease obligation	70,573	73,909
Total current liabilities	522,550	282,481

Long-term liabilities:
Capital lease obligations, less current portion	149,074	92,921
Other long-term liabilities	75,764	90,782
Total long-term liabilities	224,838	183,703

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 12,936,190 shares issued and outstanding at December 31, 2000 and September 30, 2001	12,936	12,936
Additional paid-in capital	264,889	707,289
Retained earnings	1,096,881	704,884
Total stockholders’ equity	1,374,706	1,425,109
Total liabilities and stockholders’ equity	$2,122,094	$1,891,293

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2000	2001
Operating revenues:
Software product revenues	$1,354,386	$1,237,632	$3,980,112	$4,030,086
Advertising revenues	172,200	170	537,743	33,321
Total revenues	1,526,586	1,237,802	4,517,855	4,063,407

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	43,639	87,475	130,431	204,455
Selling, general and administrative expenses	975,240	730,954	2,355,500	2,896,392
Research and development expenses	217,686	273,170	600,241	918,436
Depreciation and amortization	116,595	141,005	303,632	402,399
Total operating expense	1,353,160	1,232,604	3,389,804	4,421,682
Income (loss) from operations	173,426	5,198	1,128,051	(358,275)

Other income (expense):
Interest expense, net	(11,889)	3,251	(26,448)	(874)
(Loss) on sale of assets	-	-	(7,535)	-
Total other income (expense)	(11,889)	3,251	(33,983)	(874)
Income (loss) before income taxes	161,537	8,449	1,094,068	(359,149)

Income tax expense (benefit)
Current:
Federal	66,312	(10,230)	383,981	(13,502)
State	9,190	(902)	53,215	(1,191)
Deferred:
Federal	(13,383)	17,327	(41,019)	43,686
State	(1,855)	1,529	(5,685)	3,855
Total income tax provision	60,264	7,724	390,492	32,848

Net income (loss)	$101,273	$725	$703,576	($391,997)

Net income (loss) per common share – basic	$0.01	$0.00	$0.05	($0.03)
Net income (loss) per common share - assuming dilution	$0.01	$0.00	$0.05	($0.03)
Average shares outstanding:
Basic	12,923,168	12,936,190	12,921,064	12,936,190
Diluted	12,923,168	14,262,212	12,974,301	12,936,190

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2000	2001
Operating Activities:
Net income (loss)	$703,576	$(391,997)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	119,505	101,437
Depreciation and amortization	303,632	402,399
Non-cash compensation	-	442,401
Loss on disposition of assets	7,535	-
Deferred taxes	(46,705)	21,247
Changes in operating assets and liabilities:
Accounts receivable	(114,101)	(48,888)
Prepaid expenses	(13,222)	(24,700)
Other long term assets	8,765	(2,150)
Accounts payable	106,970	(143,335)
Accrued liabilities	194,809	(37,944)
Due to (from) parent	(422,598)	(65,730)
Net cash provided by operating activities	848,166	252,740
Investing Activities:
Purchase of property and equipment	(558,070)	(187,602)
Net cash used in investing activities	(558,070)	(187,602)
Financing Activities:
Borrowings under notes payable	70,000	-
Principal payments on notes payable	(204,509)	(47,108)
Principal payments on capital lease obligations	(51,347)	(52,817)
Issuance of common stock	1,619	-
Net cash used in financing activities	(184,237)	(99,925)
Net increase (decrease) in cash and cash equivalents	105,859	(34,787)
Cash at beginning of period	16,361	113,591
Cash at end of period	$122,220	$78,804

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

                GlobalSCAPE’s primary business is the development and distribution of Internet related software used in content and file management.  GlobalSCAPE is best known for its popular file transfer program, CuteFTP®. Incorporated in April 1996, GlobalSCAPE is a 73% owned subsidiary of ATSI Communications, Inc. (“ATSI”), a publicly traded company.

Basis of Presentation

                As described above, GlobalSCAPE is a majority owned subsidiary of ATSI. On a consolidated basis as of July 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. These conditions, as noted by ATSI’s auditors in their report dated October 18, 2001, raise substantial doubt about ATSI’s ability to continue as a going concern at July 31, 2001.  GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI of which ATSI was in default of certain financial covenants as of July 31, 2001 (see Related Party Transactions).  In addition, ATSI has borrowed funds from GlobalSCAPE on a short-term basis (see Related Party Transactions).  Given these factors, ATSI’s actions could have substantial effect on GlobalSCAPE’s assets.  Therefore, there is also substantial doubt about whether GlobalSCAPE, Inc. will continue as a going concern.  GlobalSCAPE’s financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of ATSI’s liquidity problems.

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

Related Party Transactions

                ATSI incurs various expenses for the joint benefit of ATSI and GlobalSCAPE, such as the premiums for group health and general business insurance.  ATSI allocates a portion of these expenses to GlobalSCAPE based on GlobalSCAPE’s proportionate use of the services.  The amounts allocated to GlobalSCAPE are not necessarily indicative of the amounts that would have been incurred if GlobalSCAPE had acquired these services on its own, nor of the amounts that might be charged in the future.  However, management believes the method of allocation is reasonable.

                On April 27, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001.  The Note provided for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

                GlobalSCAPE, Inc. recognized interest income of $6,720 in the three months ended September 30, 2001 related to the Notes described above.

                The net amount due from ATSI to GlobalSCAPE as a result of inter-company transactions grew from $266,000 at December 31, 2000 to $331,000 at September 30, 2001 primarily as a result of the April 27, 2001 loan.

                GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation (“NTFC”) entered into August 26, 1999 in the amount of $2,000,000.  In connection with this obligation GlobalSCAPE signed a Note and a Loan and Security Agreement whereby it has granted a security interest to NTFC in the equipment purchased with the loan proceeds.  GlobalSCAPE does not use any of that equipment in its business and none of its stock or assets is collateral securing the obligation.   All principal amounts borrowed are to be amortized and repaid quarterly.  As of September 30, 2001, the outstanding balance including capitalized interest was approximately $1.6 million. The NTFC lease facility requires that ATSI meet certain financial covenants on a quarterly basis, including minimum revenue levels, gross margin levels, and earnings before interest, taxes, depreciation and amortization (EBITDA) results and debt to equity ratios.  ATSI was in default of financial covenants of the lease as of July 31, 2001 and has classified the entire capital lease as a current liability.  ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults.  Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI’s July 31, 2001 non-compliance.

                On a consolidated basis as of July 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations.  If ATSI were unable to pay this obligation, the lender would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance.  If ATSI were unable to pay any loan balance remaining after the sale of the equipment, NTFC would have recourse against GlobalSCAPE for repayment.  As a result, assets which otherwise would be used to execute GlobalSCAPE’s business strategy may have to be used to satisfy this debt.

                The financial condition of ATSI may impede or eliminate our ability to obtain financing if needed.  In addition, ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general.

Stock-Based Compensation

                GlobalSCAPE has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and elected to use the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.  The pro forma effects of fair value accounting for compensation costs related to options, on net income would not be material.

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

                On August 2, 2001, GlobalSCAPE issued 250,000 options under the 2000 Stock Option Plan to Tim Nicolaou at an exercise price of $0.46 per share.  The options vest in thirds over a three-year period and expire on August 1, 2011.  No compensation expense was recognized related to these grants.

                GlobalSCAPE, Inc. records compensation expense for stock options issued below intrinsic value as those options vest.  The Company recorded non-cash compensation charges of approximately $12,000 in the three months ended September 30, 2001 related to stock options granted in the fourth quarter of 2000 and will recognize additional compensation charges of approximately $4,000 throughout the remainder of 2001.   For the nine months ended September 30, 2001, total non-cash compensation charges related to the issuance of stock options below fair market value has been $442,000, approximately $405,000 of which was related to the April 2001 resolution of Ms. Poole-Christal’s claim described in GlobalSCAPE, Inc.’s 10Q filed May 15, 2001.

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

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2000	2001
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$101,273	$725	$703,576	$(391,997)
Numerator for basic and diluted earnings per share	101,273	725	703,576	(391,997)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	12,923,168	12,936,190	12,921,064	12,936,190

Dilutive potential common shares
Stock options (1)	-	1,326,022	53,237	-
Denominator for dilutive earnings per share	12,923,168	14,262,212	12,974,301	12,936,190
Net income (loss) per common share	$0.01	$0.00	$0.05	$(0.03)
Net income (loss) per common share – assuming dilution	$0.01	$0.00	$0.05	$(0.03)

(1)           For the nine months ended September 30, 2001, 3,643,480 options have not been included in dilutive shares as the effect would be anti-dilutive.

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

Overview

                GlobalSCAPE’s primary business is the development and distribution of Internet related software used in content and file management. We derive our revenue primarily through sales of software via the Internet.  A small percentage of our products are sold through traditional retail channels.  Revenues from the sale of software products are recognized upon shipment or electronic delivery and we bear full credit risk with respect to all sales. The installation process for our software products is simple and requires little or no support.  CuteFTP accounted for 78% of total revenues in the nine months ended September 30, 2001, down from 98% for all of 2000.  This change is primarily due to the introduction of CuteFTP Pro, which accounted for 21% of revenues in the quarter ended September 30, 2001 and 15% of total revenues for the nine months ended September 30, 2001.

                On June 6, 2001 GlobalSCAPE announced an agreement with Trellix Corp. whereby GlobalSCAPE has distribution rights to Trellix Web, a desktop Web site creation and management tool for users of all skill levels.  GlobalSCAPE plans to integrate the existing Trellix Web code into its new product offering and will develop all future enhancements to the software.

                In 2000, approximately 33% of our total revenues were generated from sales to customers who provided addresses in other countries.  In the first, second and third quarters of 2001 sales to customers in other countries were 39%, 38% and 36% respectively.  These sales were concentrated mostly in Western Europe, Canada and Australia.  Only revenues derived from the sale of software licenses are attributed to foreign countries.  We assume all advertising revenue is generated in the United States.  In 2000 and the first, second and third quarters of 2001, the UK accounted for approximately 10%, 12%, 11% and 11% of total revenues, respectively or roughly 30% of all foreign sales.  The portion of our revenues derived from foreign countries has increased from 2000 to 2001, and we expect it will continue to increase, especially in Asia with the introduction of Chinese versions of CuteFTP and the planned introduction of a Japanese version.  On June 14, 2001 GlobalSCAPE announced an agreement with SoftChina Corp. whereby SoftChina would be the exclusive distributor of CuteFTP in Taiwan and Hong Kong.  In addition, the most current version of CuteFTP is available in French, German, and Spanish.  This may expose us to greater risks of volatility in our revenues due to greater economic volatility in some foreign countries.  Currently, all of our revenues are received in U.S. dollars, including those from SoftChina Corp., so we have no exchange rate risk.  For more discussion on the risks associated with our foreign sales, you should read the information under “Risk Factors” in our Annual Report.

GlobalSCAPE, Inc.

Selected Financial Data

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	2001	2000	2001
Operating revenues:
Software product revenues	$1,354,386	$1,237,632	$3,980,112	$4,030,086
Advertising revenues	172,200	170	537,743	33,321
Total revenues	1,526,586	1,237,802	4,517,855	4,063,407

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	43,639	87,475	130,431	204,455
Selling, general and administrative expenses	975,240	730,954	2,355,500	2,896,392
Research and development expenses	217,686	273,170	600,241	918,436
Depreciation and amortization	116,595	141,005	303,632	402,399
Total operating expense	1,353,160	1,232,604	3,389,804	4,421,682
Income (loss) from operations	173,426	5,198	1,128,051	(358,275)

Other income (expense):
Interest expense, net	(11,889)	3,251	(26,448)	(874)
(Loss) on sale of assets	-	-	(7,535)	-
Total other income (expense)	(11,889)	3,251	(33,983)	(874)
Income (loss) before income taxes	161,537	8,449	1,094,068	(359,149)

Income tax expense (benefit)
Current:
Federal	66,312	(10,230)	383,981	(13,502)
State	9,190	(902)	53,215	(1,191)
Deferred:
Federal	(13,383)	17,327	(41,019)	43,686
State	(1,855)	1,529	(5,685)	3,855
Total income tax provision	60,264	7,724	390,492	32,848

Net income (loss)	$101,273	$725	$703,576	$(391,997)

Three Months ended September 30, 2000 and 2001

                Sales.  We derive our revenues primarily from software sales, comprised of the gross selling price of the software including shipping charges.  For the three months ended September 30, 2000 and 2001, total revenues decreased 19% from $1.53 million to $1.24 million.  The expected elimination of advertising revenue accounted for $170,000, or about 60% of the decline.  The remaining $120,000 decline resulted from fewer unit sales of our software products, partially offset by a higher average sales price.  Unit sales of our software products fell 26% from 56,656 to 41,654 due to fewer site license sales and a general decline in demand.  This decline in volume was partially offset by an increase in the average selling price per unit which was 24% higher in the three months ended September 30, 2001 than in the same period in 2000.  CuteFTP Pro, which accounted for approximately 21% of total revenues in the third quarter of 2001, contributed to the higher average sales price per unit.

                Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased 101% for the three months ended September 30, 2001 as compared to the same period in 2000 due to the recognition of royalty expenses related to the distribution agreement with Trellix Corporation announced on June 6, 2001.  We expect cost of revenues to increase as a percentage of sales in future periods relative to historical levels due to royalties payable under this agreement.

                Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rents, bad debt and credit card transaction fees.  Selling, general and administrative expenses decreased 25% in the third quarter of 2001 when compared to the same period in 2000.  As a percentage of total revenues, selling, general and administrative expenses decreased from 64% to 59%.  Most of the decline in expenses was due to reduced professional and printing fees associated with the filing of the Form 10 in September of 2000.  We incurred non-cash compensation charges of approximately $12,000 during the third quarter of 2001 related to the issuance of stock options in the fourth quarter of 2000  (see Stock-Based Compensation).  The number of persons employed by GlobalSCAPE was relatively flat with 34 on September 30, 2000 and 33 on September 30, 2001.

                Research and Development.  Research and development expenses increased 26% over the same period last year due primarily to personnel expansion in our research and development and quality assurance departments.  Expenditures with outside contractors fell period over period.

                Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of CuteFTP as well as certain licenses.  Depreciation and amortization expense increased 21% over the comparable periods due to the purchase of furniture, software, computer hardware, leasehold improvements and licensing agreements between periods.

                Interest Expense, net.  The majority of interest expenses incurred during the three months ended September 30, 2001 were related to interest on capital leases while in the same period in 2000 these expenses were comprised of both interest on capital leases and working capital borrowings.  In addition to the above, for the three months ended September 30, 2001, we recognized interest income of approximately $6,700 related to loans made to our parent ATSI. (see Related Party Transactions).

                Income Taxes.  In periods prior to September 12, 2000, ATSI has filed a consolidated federal income tax return to include the tax information for it and for its affiliates, including GlobalSCAPE.  Effective September 12, 2000, ATSI distributed approximately 27% of its ownership in GlobalSCAPE, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes.  From that date forward, GlobalSCAPE will file a separate return for income taxes.  For financial accounting purposes and in accordance with the tax sharing agreement which was in effect by and between ATSI and GlobalSCAPE for the periods prior to deconsolidation our financial statements have and will continue to reflect the costs of income taxes as if GlobalSCAPE was filing separate income tax returns.  The provision for federal income taxes was $52,929 and $7,097 for the three-month periods ending September 30, 2000 and 2001, respectively.  The provision for state income taxes was $7,335 and $627 over the same periods.

                Net Income.  Net income decreased from $101,273 in the third quarter of 2000 to $725 in the third quarter of 2001 as a result of the decline in revenues, although some of this decline was offset by reduced Operating and Other expenses.

Nine Months ended September 30, 2000 and 2001

                Sales.  For the nine months ended September 30, 2000 and 2001, total revenues decreased 10% due to the almost complete elimination of advertising revenue in 2001.  Revenues from the sales of software products increased about 1%.  Unit sales of our software products decreased 6% from 149,596 to 140,316 but were offset by an 8% increase in the average sales price.

                Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased 57% between periods for two reasons.  First, we expensed certain software licensing costs, prepaid for the year, entirely in the first quarter.  The structure of the licensing agreement requires pre-payment of a non-refundable amount for the entire year subject to additional fees if certain distribution levels are exceeded.  The entire amount of the licensing fee was expensed in the first quarter because the licensed material will not be distributed with our product in future periods.  Second, we recognized royalty expenses related to the distribution agreement with Trellix Corporation announced on June 6, 2001.  We expect cost of revenues to increase as a percentage of sales in future periods relative to historical levels due to royalties payable under this agreement.

                Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rents, bad debt, credit card transaction fees and non-cash compensation expenses related to stock options. Selling, general and administrative expenses increased 23% for the nine months ended September 30, 2001 over the same period in 2000 despite being lower in both the second and third quarters of 2001 as compared to the second and third quarters of 2000.  As a percentage of total revenues, selling, general and administrative expenses grew from 52% to 71%.  There are two primary reasons for the increase.  We did not move into our new facility until the second quarter of 2000, resulting in lower operating costs for the first quarter of 2000 when compared to the first quarter of 2001.  Secondly, we incurred non-cash compensation charges of about $442,000 in the nine-month period ended September 30, 2001 (see Stock-Based Compensation).  Exclusive of non-cash compensation charges, selling, general and administrative expenses increased only 4% over the comparable periods.

                Research and Development.  Research and development expenses increased 53% for the nine months ended September 30, 2001 over the same period in 2000 due to the expansion of both the research and development and quality assurance departments.

                Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, the amortization of goodwill associated with our purchase of the assets of QMC in 1998 and amortization of the trademark associated with our purchase of CuteFTP as well as certain licenses.  Depreciation and amortization expense increased 33% over the comparable periods due to the purchase of furniture, software, computer hardware, leasehold improvements and licensing agreements between periods.

                Interest Expense, net.  The majority of interest expenses incurred during the nine months ended September 30, 2001 were related to capital leases while in the same period in 2000 interest expense was comprised of both interest on capital leases and working capital borrowing.  For the nine months ended September 30, 2001, we also recognized interest income of approximately $11,600 related to loans made to our parent ATSI. (see Related Party Transactions).

                Income Taxes.  In periods prior to September 12, 2000, ATSI has filed a consolidated federal income tax return to include the tax information for it and for its affiliates, including GlobalSCAPE.  Effective September 12, 2000, ATSI distributed approximately 27% of its ownership in GlobalSCAPE, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes.  From that date forward, GlobalSCAPE will file a separate return for income taxes.  For financial accounting purposes and in accordance with the tax sharing agreement which was in effect by and between ATSI and GlobalSCAPE for the periods prior to deconsolidation our financial statements have and will continue to reflect the costs of income taxes as if GlobalSCAPE was filing separate income tax returns.  The provision for federal income taxes was $342,962 and $30,184 for the nine-month periods ending September 30, 2000 and 2001, respectively.  The provision for state income taxes was $47,530 and $2,664 over the same periods.  The increase in the effective income tax rate for the nine-month period ended September 30, 2001 is due primarily to the financial accounting recognition of compensation expense related to stock option grants.

                Net Income.  Net income decreased from $703,576 in the nine months ended September 30, 2000 to a net loss of $391,997 in the same period 2001 as a result of the loss of advertising revenues, greater expenditures on research and development and higher selling, general and administrative expenses, $442,000 of which were non-cash expenses.  These expenses combined to reduce our income before taxes.  In addition, the compensation charge related to stock options did not reduce our tax liability, as it is not deductible for federal income tax purposes.

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

                GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI with NTFC Capital Corporation (“NTFC”) entered into August 26, 1999 in the amount of $2,000,000.  In connection with this obligation GlobalSCAPE signed a Note and a Loan and Security Agreement whereby it has granted a security interest to NTFC in the equipment purchased with the loan proceeds.  GlobalSCAPE does not use any of that equipment in its business and none of its stock or assets is collateral securing the obligation.   As of September 30, 2001, the outstanding balance including capitalized interest was approximately $1.6 million.

                The NTFC lease facility requires that ATSI meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios.  ATSI was in default of financial covenants of the lease as of July 31, 2001 and has classified the entire capital lease as a current liability.  ATSI has requested a waiver for non-compliance of the financial covenants and has asked that NTFC re-set the covenants to prevent future defaults.  Although ATSI has received waivers in the past, there is no guarantee that NTFC will grant a waiver for ATSI’s July 31, 2001 non-compliance.

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

                On a consolidated basis as of July 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations.  ATSI may be unable to repay the $200,000 loan from GlobalSCAPE and the NTFC obligation.  If ATSI were unable to pay the $200,000 loan, GlobalSCAPE could foreclose on the receivable securing the loan.  GlobalSCAPE believes the value of the receivable securing this loan is sufficient to pay this loan in full.  If ATSI were unable to pay the NTFC obligation, NTFC would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance.  If ATSI were unable to pay any loan balance remaining after the sale of the equipment, NTFC would have recourse against GlobalSCAPE for repayment.  As a result, assets which otherwise would be used to execute GlobalSCAPE’s business strategy may have to be used to satisfy this debt.

                The financial condition of our parent company may impede or eliminate our ability to obtain financing if needed.  In addition, ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general

                Net cash provided by operating activities in the nine months ended September 30, 2000 and 2001 was $848,166 and $252,740 respectively.  Net cash provided by operating activities in the nine months ended September 30, 2000 was primarily the result of net income and adjustments related to depreciation and amortization offset by increased accounts receivable and amounts Due from parent.  Net cash provided by operating activities in the nine months ended September 30, 2001 resulted primarily from adjustments related to non-cash compensation charges and depreciation and amortization, reduced by the net loss for the period and reductions in accounts payable.

                Net cash used in investing activities for the nine months ended September 30, 2000 and 2001 was $558,070 and $187,602 respectively.  Net cash used in investing activities in the period for 2000 was primarily for furniture and fixtures, leasehold improvements and computer hardware related to the facility we currently occupy.  Cash used in the nine months ended September 30, 2001 was for software necessary for product development and quality assurance testing, additional furniture and computer equipment.

                Net cash used in financing activities in the nine months ended September 30, 2000 and 2001 was $184,237 and $99,925 respectively.  Net cash used in financing activities for the nine months ended September 30, 2000 consisted of $70,000 in bank borrowings, $204,509 in principal payments on notes payable and $51,347 in principal payments on capital lease obligations.  Net cash used in financing activities for the nine months ended September 30, 2001 consisted of $47,108 in principal payments on notes payable and $52,817 in principal payments on capital lease obligations.

                As of September 30, 2001, we had $78,804 in cash and cash equivalents, current assets of $666,335 and current liabilities of $282,481, resulting in working capital of $383,854.  Our principal commitments consisted of obligations outstanding under capital leases.  In February 2001 we paid off all balances owed related to bank borrowings.  The facility that we currently occupy is expected to be sufficient for our growth through December 31, 2002.  Consequently, capital expenditures for leasehold improvements and furniture should be less in 2001and 2002 than in 2000.  We anticipate that we will continue to add computer hardware resources and that we will expend significant resources on product development and development staff.  We may also use cash to acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that our operating expenses in general will continue to be a material use of our cash resources, however, we have no formal commitments to incur such expenses other than those disclosed in this Quarterly Report and in documents previously filed with the SEC and therefore do not have an identified need for external financing for the next 12 months. We will manage to the current and immediately foreseeable cash flows generated internally until such time as we identify a need for an external source of capital.

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

                In the third quarter of 2001, approximately 36% of our revenues came from customers outside the United States. However, all revenues are received in U.S. dollars so we have no exchange rate risk.

Part II.  Other Information

Item 1.    Legal Proceedings

                We are not currently involved in any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

                None in the third quarter of 2001.

Item 3.    Defaults Upon Senior Securities

                Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

                None in the third quarter of 2001.

Item 5.    Other Information

                None in the third quarter of 2001.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

                None.

(b)           Reports on Form 8-K

                None in the third quarter of 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

November 13, 2001	By:	/s/ Tim Nicolaou
Tim Nicolaou
Chief Executive Officer

November 13, 2001	By:	/s/ Daniel McRedmond
Daniel McRedmond
Director of Finance and Accounting (Principal Accounting and Financial Officer)