Form 10-K
period 2001-12-31
GLOBALSCAPE INC
filed 2002-04-01
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission File No. 000-30617

GlobalSCAPE, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2785449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 Northwest Parkway, Suite 100
San Antonio, Texas	78249
(Address of Principal Executive Office)	(Zip Code)

(210) 308-8267

(Registrant’s Telephone Number, Including Area Code)

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

       ☒     Yes    ☐     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K.      ☐

As of March 28, 2002, the aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $1,002,909.  On this date there were 13,143,190 shares of common stock outstanding, of which 3,343,029 were held by non-affiliates.  The closing sales price on March 28, 2002 was $0.30 on the NASD’s OTC Bulletin Board.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be held in June 2002, are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

PART I

Item 1.	Business
Company Overview
History and Recent Developments
Industry Background
Strategy
Products
Marketing and Sales
Customers
Seasonality
Network and Equipment
Research and Development
Competition
Intellectual Property
Employees
Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 4A.	Information Regarding Executive Officers

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedule, and Reports on Form 8-K

Signatures

Preliminary Notes

GlobalSCAPE®, CuteFTP Pro®, CuteFTP®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE, Inc.  GlobalSCAPE Secure FTP Server, Vdrive, CuteSITE Builder and GlobalSCAPE Transfer Engine are trademarks of GlobalSCAPE, Inc.  Other trademarks and tradenames in this annual report are the property of their respective owners.

In May 2000, our board of directors approved a 7.6 for 1 stock split.  All information in this Annual Report has been adjusted to reflect the effects of this stock split.

Forward Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report and other documents filed with the Securities and Exchange Commission.  Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Annual Report.

PART I

Item 1. Business

Company Overview

Our primary business is the development and distribution of Internet related software used to create and publish Web site content.  Our current products are:

•                  GlobalSCAPE Secure FTP Server, a secure file serving solution for technology professionals, complementing the CuteFTP Pro client application;

•                  CuteFTP Pro, a business class secure file transfer protocol application for technology professionals;

•                  CuteFTP, a leading file transfer protocol application that allows users to quickly and easily transfer files between computers;

•                  CuteZIP, a compression utility that allows users to easily shrink and encrypt files for secure transfer and storage;

•                  CuteSITE Builder, a WYSIWIG Web site building tool targeting the novice user;

•                  CuteHTML and CuteMAP, Web site development tools for Webmasters; and

•                  The GlobalSCAPE Transfer Engine, a software developers’ toolkit for incorporating the CuteFTP Pro transfer technology into developers’ own applications.

In 2002, we expect to release Vdrive, a browser based virtual storage solution.  Vdrive will enable enterprises and Web site operators to host their own Web based storage for their user community without requiring users to install a desktop application.

Also in 2002, we expect to release an entry-level Web content management product targeting companies with small to medium size Web teams.  Content management solutions permit contributors from various disciplines within a company to directly control the company’s Web content, helping the company more efficiently manage its Web site.

Our software products are distributed primarily from our Web site, www.globalscape.com.  Prospective buyers may download an electronic copy of any product and run a free 30-day trial.  Copies of our products are also available from a variety of independent Internet software sites such as Tucow’s and CNet’s Download.com, and from numerous international resellers in Western Europe, Canada, Australia, Taiwan and Hong Kong.  We also distribute our software on CD Rom in CompUSA, Fry’s and Micro Center retail stores.  Copies that are not registered (purchased) at the end of the trial period are automatically disabled. Some previous versions of our products were only partially disabled after the trial but continued to display ad banners as a means of generating revenue.  During the trial period, all versions generate repeated registration reminders. From January 1, 2001 to December 31, 2001 there were more than 13 million download requests for our products made on our internal servers.  During this same period we sold 191,000 licenses, or 1.5% of these download requests.  Our current products range in price from $19.95 to $350.00.  We provide support for our users via a searchable knowledge base on our Web site and provide live assistance via e-mail, online chat and telephone for users who purchase our support and maintenance program.

In 1999 and 2000, we realized significant revenues from advertising.  In both years, advertising accounted for approximately 10% of all revenues.  However, by the fourth quarter of 2000, our advertising revenue had dropped dramatically.  Although we were displaying a large number of ads, the rates earned on advertising space had declined precipitously.  In 2001, we discontinued our advertising strategy in light of these market conditions and as a result advertising accounted for less than 1% of total revenues.  Sales of licenses to use our software products accounted for 99% of our revenues in 2001.

We derived approximately 90%, 90% and 99% of our revenues in 1999, 2000 and 2001 respectively, from sales of licenses for our software products.  A combination of the sale of licenses of CuteFTP and advertising from within CuteFTP accounted for 97% and 98% of our revenues in 1999 and 2000, respectively.  The combined sales of CuteFTP and CuteFTP Pro accounted for 92% of total revenues in 2001.

History and Recent Developments

GlobalSCAPE was organized as a Delaware corporation in April 1996 when we obtained the right to distribute CuteFTP from its original author.  Our parent, ATSI Communications, Inc., established our company as a wholly owned subsidiary dedicated to the development, marketing and support of Internet software products and the execution of other strategies unrelated to ATSI’s core telecommunications business.  In 1998 we purchased all rights to CuteFTP from its author and in 1999 began developing and selling complementary products under the “Cute” name such as CuteHTML and CuteMAP.  In September 2000, ATSI distributed approximately 27% of its GlobalSCAPE common stock to its shareholders.  As a result of this partial spin off, we became a reporting company under the Securities Exchange Act of 1934.

Significant recent developments are as follows:

•                  March 2001:        We released CuteFTP Pro Version 1, a business class secure file transfer protocol application for technology professionals.

•                  April 2001:           We signed a distribution agreement with Trellix Corporation to distribute a GlobalSCAPE branded version of their Trellix Web product under the tradename CuteSITE Builder.

•                  June 2001:           We signed a distribution agreement with SoftChina Corporation, for the distribution of a Chinese language version of CuteFTP in their 6,000 store retail channels in Taiwan and Hong Kong.

•                  September 2001: We sold a worldwide enterprise license for CuteFTP Pro to Adobe Systems, Incorporated, a leader in Web and network publishing solutions.

•                  October 2001:      We released our multi-lingual version of CuteFTP translated for the French, German, Spanish, Traditional Chinese, and Japanese markets.

•                  November 2001:  We were selected as one of the top 500 companies based on annual revenues generated from Web operations by Interactive Week, a weekly Industry publication.

•                  November 2001: We released CuteSite Builder, our Web site creation tool.

•                  November 2001: We released CuteFTP Pro version 2.0.

•                  December 2001: We signed a non-exclusive distribution agreement with SoftChina to represent the company’s products in Japan.

•                  January 2002:  We released GlobalSCAPE Secure FTP Server.

•                  February 2002:    Our stock began to be quoted on the NASD’s OTC Bulletin Board.

Industry Background

The Internet has become an integral part of operations for companies of all sizes, not only for e-commerce, but also as a means of managing information between central and remote locations and with employees, partners and suppliers.  We believe that the growth of the Internet will continue to create demand for our products.  IDC estimates that by the end of 2002 more than 600 million people will access the Internet worldwide, spending more than $1 trillion online.  By 2005, IDC predicts that the number of Internet users will reach almost one billion, roughly 15% of the world’s population.  IDC forecasts that spending on information technology to support Web initiatives will grow from $115 billion in 2001 to $441 billion in 2006, a compound annual growth rate of 31%.  We believe that a migration from Web site authoring to Web site maintenance programs will occur as corporate Web operations mature, shifting the responsibility of managing content for Web sites from technical to non-technical personnel.  This requires software solutions that empower them to change content without editing HTML code, control versions and expedite approval processes for improved workflow.  This shift in the market is fueling a 47% compound annual growth rate for sales of Web Content Management software, forecasted by IDC to reach $1.2 billion by 2005.

Strategy

Our goal is to be a leading provider of high quality, affordable, easy-to-use software for Web site development and publishing, content and file management, and secure data delivery, enabling individuals and organizations to create, move and manage content in a secure, collaborative environment.

We have successfully established a brand in the market for basic Internet software tools with our file transfer products, CuteFTP and CuteFTP Pro.  We believe the next phase of our growth will come through the provision of software solutions that help information technology professionals manage corporate Web sites and that enhance the ease and security of Internet file management.  We believe there is an opportunity in the entry-level Web content management market and that our strong brand will enable us to penetrate it successfully.  We intend to provide a comprehensive Web content management solution, while continuing to enhance our file transfer and management offerings.  We also plan to aggressively pursue the distribution of our products in rapidly growing foreign markets, and work to increase our penetration in the corporate market.  Key elements of this strategy are:

•                  Introduction of an entry-level Web content management product.  “Content management” refers to software that supports team collaboration for technical and non-technical users that contribute to Web content, thereby reducing the cost of maintaining Web sites through workflow improvement processes.

•                  Continue to enhance security features of our products.  As corporate users increasingly rely on the Internet as a trusted communications transport they demand robust security models to protect their information.

•                  Increase ease-of-use and accessibility to software by adding browser-based products.  We believe that the Internet browser will be used more frequently to initiate file transfer operations by consumers and enterprises.

•                  Expand overseas distribution. We will continue to develop our worldwide distribution partners to position GlobalSCAPE as an international supplier.  In 2002 we plan to translate CuteFTP Pro and Secure FTP Server to German, French, Spanish, Japanese and Traditional Chinese to enhance our localized product offerings.

•                  Outbound Telesales.  We have introduced an outbound telesales group to our marketing program.  This group will facilitate the customers’ trial evaluation process for our higher priced products with the intent of improving the percentage of trial users who purchase a license to use our products.

•                  Pursue strategic product opportunities.  We intend to look for opportunities to acquire or add synergistic products to our portfolio.

Products

Our current products are Windows® or Java based applications.  During 2001 approximately 62% of our revenues were generated from customers within the United States, with the remaining 38% concentrated mostly in Western Europe, Canada and Australia.  We offer CuteFTP in German, French, Spanish, Japanese, and Traditional Chinese.  During 2001, approximately 99% of our revenues were derived from sales of software licenses, and the remainder from the sale of advertising banners within our software.   We no longer display advertising banners within our current software products or from our Web site.

GlobalSCAPE Secure FTP Server.  GlobalSCAPE Secure FTP Server enables businesses to secure mission critical file transfers with Secure Socket Layer (SSL) and advanced S/KEY password encryption.  When used in conjunction with CuteFTP Pro, Secure FTP Server offers a complete digital certificate management system, allowing System Administrators to create, sign, import, export and add digital certificates to a trusted list.  Additional powerful features include full remote management capability, the ability to operate multiple FTP sites with unique directory structures from one server, and manage user accounts with advanced restriction settings for maximum security and control.

Vdrive.  Vdrive is a browser based remote file storage solution which will enable an enterprise to host its own Web drive for a rapidly deployed, location-independent file transfer system.  Web drives give users access to their data through their browser from anywhere that they are Web connected.  Vdrive provides a robust transfer engine, a user-friendly status panel for monitoring queued and in-progress file operations, supports concurrent multi-file upload and download, bandwidth throttling and broken transfer recovery.  This product is substantially complete but has not yet been released in final form.

CuteFTP.  CuteFTP is a “file transfer protocol,” or FTP, client application, which means that it enables users to transfer information such as Web pages, graphics, and other digital files from their computer to and from FTP servers. CuteFTP simplifies file transfer protocol by hiding the technical processes behind a user-friendly, graphical interface, which allows users to “drag `n drop” files between computers.  CuteFTP has won several awards, and has been favorably reviewed in leading online and print trade journals such as PC Magazine online, WindowsNT, CNet’s Download.com, and Tucows, as being the most powerful, easy-to-use file transfer protocol program available.   Approximately 75% of our revenues for 2001 were generated by sales of licenses to use this product and from advertising from within the product. CuteFTP was first released as freeware in February 1995 by its original author, and was first distributed as a commercial product by GlobalSCAPE in April 1996.

CuteFTP Pro.  CuteFTP Pro is a business-class secure FTP application designed for information technology professionals.  CuteFTP Pro provides major enhancements to the file transfer process by incorporating the latest security standards including Secure Socket Layer (SSL) via FTP and HTTP, SSH2 and advanced S/Key password encryption, in addition to powerful features including folder synchronization and sophisticated scripting capabilities.  CuteFTP Pro has been favorably reviewed by leading online publications including ZDNET and CNet’s Download.com.  CuteFTP Pro was released in March 2001 and accounted for approximately 17% of total revenues in 2001.

CuteZIP. CuteZIP is a file compression program that enables users to shrink and encrypt files for secure transfer and storage using powerful 128-bit encryption.  Users may compress files across multiple disks or within a directory for easy download or storage.  Users may also create encrypted self-extracting files, which are files that may be opened by a recipient without the use of a zip utility.   CuteZIP has been favorably reviewed in leading online publications including CNET and MP3.com.   CuteZIP was first released in September 1999.

CuteSITE Builder.  CuteSITE Builder is a WYSIWYG (what you see is what you get) Web site creation tool enabling anyone, regardless of skill level, to easily create, publish and manage a high quality Web site without having the learn HTML, FTP or graphic design.  Users choose the design and type of Web site they would like to create from professionally designed templates, add personalized content such as family photos, images and links, and can publish their Web site with just one click.

CuteHTML. CuteHTML is a text-based HTML (hypertext mark up language) editor used to create Web pages. It includes various features that make the product easy to use, such as color coded tags for easy code identification, tag tips for quick access to standard HTML tags, multiple document find and replace, spell check, code for individual browsers, tabbed interface, and the ability to edit files on remote servers when used in conjunction with CuteFTP.  CuteHTML has been favorably reviewed in leading online and print publications including ZDNET and Tucows.  CuteHTML was first released in January 1999.

CuteMAP. CuteMAP is an image mapping tool designed to help HTML users create clickable images on their Web site graphics for improved navigation.  Users select an area of an image that they want “hot,” and tell CuteMAP where the image should point.  CuteMAP automatically creates the image map code, which can be copied to an existing HTML document.  CuteMAP has been favorably reviewed in leading online and print publications including ZDNET, Tucows and LockerGnome. CuteMAP was first released in September 1999.

Content Management Solution.  We plan to introduce a Web content management system (WCM) for release in late 2002.  WCM systems permit a broad array of users within a company to directly control Web content, reducing a company’s reliance on technical personnel.  WCM systems typically have a centralized content storage system and support isolated staging environments for testing and review.  WCM systems are important as they reduce the time and cost of developing and maintaining a Web site.  They assist in overcoming communications difficulties between businesses and technical contributors, ensure quality and consistency through workflow approval processes, help manage resources and projects, and eliminate review and deployment bottlenecks.   Our product focus will be the small Web team from 2- 20 contributors where the price for traditional WCM solution has been cost prohibitive.

Marketing and Sales

Our target customers include Web development and information technology professionals and consumers who are actively involved in moving and managing Web site content, corporate and personal data.   GlobalSCAPE’s software is marketed primarily via the Internet through our Web site, international resellers and distributors, software review sites, and retailers.  Our products are some of the most frequently downloaded products on software review sites including Yahoo!, CNet’s Download.com, ZDNET, and Tucows.  As such, these sites include periodic reviews of the products and maintain timely information on new releases, providing us with substantial publicity.  Other marketing activities include outbound telesales, online and print advertising, public relations efforts, Internet promotions and trade show participation.

We are leveraging the success of our GlobalSCAPE brands to cross promote new products,  and we intend to expend significant resources on product development and marketing to promote our growth.

Customers

Our customers include a wide spectrum of users, from large enterprise accounts to individual consumers.  No single customer accounts for a substantial portion of our revenues. Customers use our product to publish new and revised Web site pages and other content to Web servers, and transfer corporate and personal information to and from remote locations via the Internet. In 2000 and 2001, respectively, approximately 33% and 38% of our revenues were generated from sales to customers who provided addresses in foreign countries.  These sales were concentrated mostly in Western Europe, Canada, and Australia.  In 1999, 2000 and 2001, the UK accounted for approximately 6%, 10%, and 11.5% of total revenues, respectively.    Only revenues derived from the sale of software licenses are attributed to foreign countries.  We assume all advertising revenue is generated in the United States.

The portion of our revenues derived from foreign countries has increased, and we expect it will continue to increase.  This may expose us to greater risks of volatility in our revenues due to greater economic volatility in some foreign countries.  All of our revenues are received in U.S. dollars so we have no exchange rate risk.  For more discussion on the risks associated with our foreign sales, you should read the information under “Risk Factors.”

Seasonality

We believe our sales are subject to seasonal variations and we experience significantly less sales volume during national holidays and weekends when compared to normal business days.  In 2000, we experienced a decline in software sales from the third to fourth quarter, primarily due to lower December sales.  Third and fourth quarter revenues in 2001 were comparable, however, we believe this was the result of unusually weak demand in September which skewed the comparison.  We expect that in future periods we will see weakness in the fourth quarter when compared to the third quarter due to the holiday season.

Network and Equipment

We have contracted with various network providers for Internet access.  Our arrangements provide for redundancy in the event of a failure, and also for rapid expansion of available bandwidth in the event that there is a dramatic increase in demand.  To protect critical customer data, GlobalSCAPE’s secure server utilizes Secure Sockets Layer encryption.  We have dedicated servers on and off site and expansion plans in place to allow rapid and cost effective scalability.

Research and Development

Our internal software developers are responsible for software design, managing the development process, testing and quality assurance. We utilize offshore developers for a large portion of the coding phase of software development.  All phases of development, including scope approval, functional and implementation design, object modeling and programming, are subject to internal quality assurance testing.  Our use of external developers allows us to tap into a highly skilled labor pool, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

For the years 1999, 2000, and 2001, GlobalSCAPE spent $243,000, $1,017,000 and $1,177,000, respectively on research and development, of which approximately $103,000 and $56,000 was capitalized in 1999 and 2000, respectively.  No research and development costs were capitalized in 2001.

Competition

The Web development and FTP software market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants.  Our primary competitors vary by product and are listed below.

CuteFTP.  CuteFTP exists in a highly competitive environment with several hundred FTP software utilities available on the Internet. We believe our primary competitors are WS_FTP from Ipswitch and FTP Voyager by Rinosoft.  CuteFTP was the second Windows base FTP client to market and is consistently the most frequently downloaded FTP client on the Internet.

CuteFTP Pro.  CuteFTP Pro competes in the higher end of the same market as CuteFTP, targeting the security minded IT professional.  CuteFTP Pro is positioned as one of the only secure FTP clients that support a wide range of security standards related to the FTP protocol.  Competitors in the general FTP market offer products that support a smaller subset of these standards and address a narrow segment of the secure FTP market.  Competitors include Van Dyke, Inc., Ipswitch, Inc., and Rhino Software, Inc.

CuteHTML.  CuteHTML exists in a highly competitive environment with approximately one hundred text-based HTML editors. CuteHTML’s competition includes HomeSite from Allaire, Inc. CuteHTML is a light and powerful editing tool, which doesn’t add any code to Web pages, preferred by many professional Web masters.

CuteMAP.  CuteMAP competes against approximately 65 image-mapping utilities, which exist in a niche market. Primary competitors include CoffeeCup Image Mapper, Ulead Smart Saver and MapEdit. CuteMAP has the advantage of being able to leverage the success of CuteHTML through product integration and cross-marketing efforts to an existing customer base.

CuteZIP.  CuteZIP exists in the highly competitive file compression utility market, competing against several hundred file compression utilities. Its main competitors include WinZIP, the current market leader, and NetZIP.  CuteZIP is a relative newcomer to the market and its main advantage is that it is one of the only compression utilities offering 128-bit encryption to secure compressed files.  Additionally users can create self-extracting encrypted archives that recipients may open even if they don’t have a zip utility installed.

GlobalSCAPE Secure FTP Server.    GlobalSCAPE Secure FTP Server (GSFTPS) competes against a limited number of secure Windows based FTP servers.  We believe our primary competitors are WS_FTP Server and Serve-U.  GSFTPS has the advantage of leveraging the success of CuteFTP Pro through product integration offering proprietary extension to the FTP protocol, and cross-marketing efforts to an existing customer base.

CuteSITE Builder.  CuteSITE Builder competes against approximately one hundred WYSIWYG editors, including MS FrontPage, Macromedia’s Dreamweaver, HotMetal and HotDog, with MS FrontPage as the industry leader.  CuteSITE Builder offers most of the features available in FrontPage, however, the product was developed to further simplify the Web site creation process and is arguably easier to use, better serving the novice.  Additionally the product is priced well below FrontPage.

Vdrive.  Vdrive is a unique solution that enhances the limitations of the HTTP upload function.  Competitive solutions include tool kits and hosted storage service providers such as XDrive.

Content Management Software.  Competitive hosted solutions include vendors such as Atomz, Crownpeak, Accumedia and packaged software providers include vendors such as Userland, Infosquare, Ektron. Management believes there is no leader in the entry-level market segment.

We have limited information regarding our products’ market shares in their respective categories. For more discussion on the risks associated with our competition, you should read the information under “Risk Factors.”

Intellectual Property

Our trademarks, copyrights and technology are central to our business.  We protect our intellectual property rights through a combination of licenses, trademarks, service marks, copyrights, trade secret laws and restrictions on disclosure. We have also filed a patent application for our file searching, exchange and filtering processes employed in CuteMX.

We currently have registered trademarks for GlobalSCAPE, CuteFTP, CuteFTP Pro, CuteHTML, CuteZIP, CuteMAP and CuteMX and have filed applications to register trademarks for CuteSITE Builder and Vdrive.

We have obtained United States copyright registrations for all but the most recently developed versions of our software applications, and have applied for registration for the most recently developed versions.

For more discussion on the risks associated with our Intellectual Property, you should read the information under “Risk Factors,” especially “Risks Related to Legal Uncertainty.”

Employees

As of March 8, 2002, we had 36 full-time and part-time employees organized within seven functional areas.  The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	7
Research and Development	5
Quality Assurance	3
Marketing	4
Business Development	3
Information Services	2
Sales and Customer Support	12

None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Risk Factors

We have described below risks that we are aware of that could have a material adverse effect on your stock ownership and our business.

Risks Related to Operations

GlobalSCAPE depends on two products for a substantial portion of its revenues.

GlobalSCAPE depends on a two products, CuteFTP and CuteFTP Pro, for about 92% of its revenues.  In addition, GlobalSCAPE’s ability to produce revenues related to existing products and new products depends substantially on exploiting the traffic to GlobalSCAPE’s Web sites generated by the demand for CuteFTP and CuteFTP Pro.  If GlobalSCAPE is not able to maintain its competitive position with these products, its revenues could decline dramatically and GlobalSCAPE’s plans to expand its business could be substantially impaired.  From 1996 to 2000, sales of licenses for CuteFTP increased significantly year to year.  In 2001, sales remained relatively flat.  This product may be reaching a mature stage or the end of its life cycle, which could result in flat or declining revenues in future periods.

GlobalSCAPE’s position in the Internet software market is continuously threatened because the market is intensely competitive and technology is constantly changing.

The software industry is characterized by rapid technological change.  GlobalSCAPE’s competitors are constantly releasing improved versions of their products. The needs and expectations of GlobalSCAPE’s customers are also evolving.  Therefore, GlobalSCAPE must continually enhance its products and develop new products to remain competitive.  When a new product is brought to market with functionality better suited to a particular use, the demand for currently available products may decrease.

All of GlobalSCAPE’s products are subject to the threat of reduced market share resulting from the introduction of competitive products.  GlobalSCAPE may fail to develop new products and functionalities as quickly as is necessary in the future to avoid losing its position in the Internet software market.

In addition to stand-alone FTP clients, CuteFTP competes with browsers, open source file sharing communities and download utilities, which provide subsets of the file transfer protocol functionality.  These competing products may reduce demand for our products.

In addition, software development generally requires substantial lead-time, so GlobalSCAPE must accurately predict what changes will be needed.  GlobalSCAPE may fail to predict these changes far enough in advance, or it may not have sufficient technical personnel to make such changes.  If GlobalSCAPE cannot keep pace, its products will lose their position in the market.

GlobalSCAPE may fail to develop or license the intellectual property needed to launch new products.

Our strategy for future growth depends significantly on the addition of new products to our suite.  If we fail to timely license and/or develop new programs, or if our new programs are not functionally competitive with other programs in this market, our revenue growth could be substantially impaired.  For example, our current emphasis is on the development of a content management program suitable for the entry-level market.  We do not currently have such a content management program under development so we must either license such a program or develop it or some combination of the two.

GlobalSCAPE utilizes “open source” software in some of its products.

The open source software community develops software technology for free use by anyone.  We have relied on open source technology for the encryption features in our CuteFTP Pro and GlobalSCAPE Secure FTP Server products.  For these products to remain competitive we must continue to enhance their features, including the encryption features.  If the open source community does not continue to develop and enhance the encryption technologies we rely on, we would have to license this technology.  We may have to pay substantial fees for such a license, and it is possible that we would not be able to license this technology on any acceptable terms.

GlobalSCAPE’s planned new product introductions may fail to generate sufficient revenue.

Even if we successfully develop or license the technology needed for new products, we may fail to distribute or market them successfully.  If so, they may fail to result in revenue growth, or may even fail to generate sufficient revenues to support the cost of bringing them to market.  We may fail to successfully market and distribute new products if we are unable to retain persons with marketing expertise or do not have sufficient income to bear marketing expenses.

GlobalSCAPE’s revenues may decline if Internet usage does not grow as projected.

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

GlobalSCAPE’s major competitors are Ipswitch, Inc., which distributes WS_FTP, the top competitor to CuteFTP, and Microsoft Corporation, which incorporates competitive technology, including file transfer protocol functionality, in its other products.  Each of these companies has significantly greater revenues and financial resources than GlobalSCAPE as well as greater personnel and technical resources. This may enable them to develop new technologies more quickly than GlobalSCAPE, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements.  They may also be able to adopt more aggressive pricing strategies.  For example, Ipswitch gives an older version of its file transfer protocol program away for free for non-commercial uses, and Microsoft includes file transfer protocol functionality in its Internet browser, which it distributes for free.  Increased competition may result in lower operating margins and loss of market share. GlobalSCAPE expects additional competitors to enter the market as the size and visibility of the market for Web based software increases.  These competitors may have significantly greater capabilities and resources than GlobalSCAPE.  You should read the information under “Business-Competition” for more information on our competitors.

It may be difficult for GlobalSCAPE to recruit software developers and other technical and management personnel because GlobalSCAPE is a relatively small company.

GlobalSCAPE competes intensely with other Internet software development and distribution companies internationally to recruit and hire from a limited pool of qualified personnel.  Some qualified candidates prefer to work for larger, better known companies.  Failure to attract and maintain qualified personnel would impede our development and maintenance of new and existing products.

If GlobalSCAPE loses key personnel it may not be able to execute its business plan.

GlobalSCAPE’s future success depends on the continued services of several key members of its management team, including Mr. Nicolaou, Ms. Poole-Christal, and GlobalSCAPE’s product development team. These individuals would be difficult to replace, both because of the intense competition for similarly skilled people and because the knowledge that each of these individuals has regarding GlobalSCAPE’s products and product development processes would be difficult to transfer to another individual.

GlobalSCAPE’s ability to develop its software will be seriously impaired if it is not able to use its foreign subcontractors.

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

GlobalSCAPE intends to expand its business and therefore expects to expend significant additional resources on research and development, marketing, product development and developing its network infrastructure.   As a result, GlobalSCAPE may need to significantly increase its revenues to achieve and maintain profitability.  If GlobalSCAPE fails to successfully develop and market new products, it may not be able to achieve the necessary revenue growth, and it may not be profitable.

The financial difficulties of ATSI could deprive GlobalSCAPE of funds, impair GlobalSCAPE’s access to financing, and exacerbate conflicts of interest.

ATSI has incurred losses since inception, has had negative cash flows for most of its history, and currently has only limited resources to support its operations.  Because of ATSI’s financial condition, and because of GlobalSCAPE’s joint and several liability on the $2 million loan described below, GlobalSCAPE’s auditors have stated in their report on our financial statements that they have substantial doubt over GlobalSCAPE’s ability to continue as a going concern.  The financial condition of ATSI and this “going concern” opinion may make it more difficult for GlobalSCAPE to obtain financing.  In addition,

ATSI has borrowed money from GlobalSCAPE in the past and currently has outstanding loans from GlobalSCAPE with an approximate balance of $410,000 (principal and interest), which it may not be able to repay.  If ATSI does not begin to generate sufficient positive cash flows or is not able to obtain financing to continue its operations, the GlobalSCAPE directors who are ATSI executives may be faced with conflicts of interest regarding the best use of GlobalSCAPE’s funds and may take steps to cause

GlobalSCAPE to loan further funds to ATSI.  This would deprive GlobalSCAPE of funds needed to fully execute its business plan.

GlobalSCAPE is a party to a $2 million loan to ATSI, and may have to repay this loan.

GlobalSCAPE is a signatory, and is jointly and severally liable with ATSI, on a $2 million dollar loan from NTFC Capital Corporation to ATSI made in August 1999 to enable ATSI to purchase equipment for its telecommunications business.   ATSI is currently in default of some of its financial covenants under the loan agreement, namely minimum revenue levels, gross margin levels, EBITDA and debt-to-equity ratios.   Because of its financial condition, ATSI will likely continue to be in default of financial covenants and may fail to meet its payment obligations.  NTFC could decide to seek repayment from GlobalSCAPE of the entire outstanding balance.  If GlobalSCAPE used its funds to repay this loan, its ability to execute its business plan would be seriously impaired.  The balance of the loan as of December 31, 2001 was approximately $1.5 million.

GlobalSCAPE’s operations are vulnerable to security breaches that could harm the quality of its products and services or disrupt its ability to deliver its products and services.

Third parties may breach GlobalSCAPE’s system security and damage its products and services or misappropriate confidential customer information.  This might cause GlobalSCAPE to lose customers, or even cause customers to make claims on GlobalSCAPE for damages to them. In addition, GlobalSCAPE may be required to expend significant resources to protect against security breaches and/or to address problems caused by such breaches.

GlobalSCAPE’s products may expose customers to invasion of privacy, causing customer dissatisfaction.

GlobalSCAPE’s Secure FTP Server is intended to provide outsiders access to a customer’s computer, making the customer vulnerable to security breaches, which could result in the loss of their privacy or property.  If customers suffer invasions of privacy or other harm, this may result in customer dissatisfaction and possible claims against us for any resulting damages.

GlobalSCAPE may have lower margins and increasing risk of revenue volatility as a larger portion of its revenue is derived from foreign countries.

The portion of GlobalSCAPE’s sales derived from foreign countries has increased and may continue to increase.  This might expose GlobalSCAPE to greater risks of volatility in its revenues due to greater economic volatility in those countries.  Local political developments, foreign laws or policies, as well as U.S. policies affecting trade, taxation and investment in other countries may also adversely affect our foreign operations.  In addition, we rely to some degree on international resellers and distributors for sales in foreign countries.  We do not realize as much revenue for units sold to resellers and distributors and as a result, our margins may decline if sales through these channels increase.

GlobalSCAPE’s products may contain defects that may be costly to correct, delay market acceptance of its products and damage its reputation.

Errors may be found in GlobalSCAPE’s products after distribution.  If errors are discovered, GlobalSCAPE may have to make significant expenditures of capital to eliminate them and may not be able to correct them in a timely manner or at all.  Errors and failures in GlobalSCAPE’s products could result in a loss of, or delay in, market acceptance of its products and could damage its reputation.

GlobalSCAPE’s products rely on the prevalence of Windows-based operating systems and if that technology fails to maintain or improve market share, GlobalSCAPE’s products would not be as marketable.

Most of GlobalSCAPE’s products can only be used on a Windows-based operating system and are not compatible with other operating systems.  Anything that affects Windows market share negatively could have a material adverse effect on the demand for GlobalSCAPE’s products.

Risks Related to Stock Ownership

Our stock is a penny stock, which makes it more difficult to sell.

A “penny stock” is any stock which is not traded on a national exchange or quoted on NASDAQ and which falls below a selling price of $5.00 per share in the public market. Our common stock is quoted on the NASD’s OTC Bulletin Board and not on an exchange or the NASDAQ, and it has traded from $.15 to $1.05 since it began active trading in February 2002.  The SEC’s penny stock rules require brokers and dealers to take certain steps before trading in a penny stock, making it more difficult to sell a penny stock than other stock.  A sale of penny stock does not usually take place as quickly as a sale of other stock.  You may decide to sell your stock when the market price is desirable to you, but by the time the sale is complete, the price of the stock may have fallen to the point that the sale is no longer desirable.  The price of penny stocks is typically more volatile than other stocks, exacerbating this problem.  Also, some brokers are unwilling to trade in shares of penny stocks.

Our stock price is/may be volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

•                  Quarter-to-quarter variations in results of operations;

•                  Our announcements of new products;

•                  Our competitors’ announcements of new products;

•                  Our product development or release schedule;

•                  General conditions in the software industry;

•                  Investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

In addition, the public stock markets experience extreme price and trading volume volatility, particularly in high-technology sectors of the market.  This volatility has significantly affected the market prices of securities of many technology companies for reasons often unrelated to the operating performance of the specific companies.  The broad market fluctuations may adversely affect the market price of our common stock.

We do not pay dividends on our common stock.

We have not paid a dividend on our common stock and have no plan to do so in the near future.

ATSI and its directors and executive officers are able to exert significant influence over us.

ATSI owns approximately 73% of our outstanding common stock.  Therefore, ATSI is able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change in control of GlobalSCAPE or discourage a potential acquirer from attempting to obtain control of GlobalSCAPE, either of which could have an adverse effect on the value of our common stock.

Arthur L. Smith, the Chairman and Chief Executive Officer of ATSI and H. Douglas Saathoff, the Chief Financial Officer of ATSI, are two of the three members of GlobalSCAPE’s Board of Directors. Therefore, these ATSI officers exert significant influence over GlobalSCAPE and conflicts of interest may arise.

ATSI might be motivated by financial stress to sell its GlobalSCAPE stock, which could depress the value of the stock.

ATSI owns approximately 73% of our outstanding common stock.  ATSI has incurred losses since inception, had negative cash flows for most of its history, and currently has only limited resources to support its operations.  If ATSI is not able to obtain financing to support its operations or achieve positive cash flow, ATSI might be motivated by financial stress to sell its GlobalSCAPE stock.  ATSI could sell its GlobalSCAPE stock either by requiring GlobalSCAPE to file a registration statement pursuant to the Securities Act of 1933 (the “Securities Act”), or it could sell pursuant to an exemption from registration, such as the SEC’s Rule 144, which permits it to sell without registration provided that certain volume and other restrictions are met.  If ATSI sells its GlobalSCAPE stock in the public market, it will tend to depress the value of the stock in general, and impair our ability to raise capital through the sale of equity securities.

Anti-takeover provisions in GlobalSCAPE’s charter and Delaware law could inhibit others from acquiring GlobalSCAPE.

Some of the provisions of GlobalSCAPE’s certificate of incorporation and bylaws and in Delaware law could, together or separately:

•       discourage potential acquisition proposals;

•       delay or prevent a change in control; and

•       limit the price that investors may be willing to pay in the future for shares of GlobalSCAPE’s common stock.

In particular, GlobalSCAPE’s certificate of incorporation and bylaws provide for, among other things, limitations on the individuals that may call meetings of the stockholders and do not allow for cumulative voting.  GlobalSCAPE is also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder, as defined in the statute, for a period of three years following the date on which the stockholder became an interested stockholder.

Stockholders’ ownership of GlobalSCAPE stock may be significantly diluted, affecting the value of the stock.

GlobalSCAPE may determine at some time in the future to issue additional shares in a public or private offering resulting in considerable dilution, which would tend to depress the value of the stock.

In addition, there are options for 3,557,480 shares currently outstanding under GlobalSCAPE’s employee stock option plans, with 3,057,980 of those options held by affiliates of GlobalSCAPE.  Of those options, 1,805,980 are vested, and an additional 230,000 will become vested in April 2002.   We have filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well.  If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act.  The exercise of these options and sale of the resulting stock could depress the value of our stock.

Risks Related to Legal Uncertainty

GlobalSCAPE is vulnerable to claims that GlobalSCAPE’s products infringe third-party intellectual property rights particularly because GlobalSCAPE’s products are partially developed by independent parties.

GlobalSCAPE may be exposed to future litigation based on claims that GlobalSCAPE’s products infringe the intellectual property rights of others. This risk is exacerbated by the fact that some of the code in GlobalSCAPE’s products is developed by independent parties or licensed from third parties over whom GlobalSCAPE has less control than it exercises over internal developers.  In addition, we expect that infringement claims against software developers will become more prevalent as the number of products and developers grows and the functionality of software programs in the market increasingly overlaps.  Claims of infringement could require  GlobalSCAPE to re-engineer its products or seek to obtain licenses from third parties in order to continue offering its products.  In addition, an adverse legal decision affecting GlobalSCAPE’s intellectual property, or the use of significant resources to defend against this type of claim could place a significant strain on GlobalSCAPE’s financial resources and harm its reputation.

GlobalSCAPE may not be able to protect its intellectual property rights.

GlobalSCAPE’s software code, and trade and service marks are some of GlobalSCAPE’s most valuable assets.  Given the global nature of the Internet and GlobalSCAPE’s business, GlobalSCAPE is vulnerable to the misappropriation of this intellectual property, particularly in foreign countries, such as China and Eastern Europe, where laws or law enforcement practices are less developed.  The global nature of the Internet makes it difficult to control the ultimate destination or security of GlobalSCAPE’s software making it more likely that unauthorized third parties will copy certain portions of GlobalSCAPE’s proprietary information or reverse engineer the proprietary information used in its programs.  If GlobalSCAPE’s proprietary rights were infringed by a third-party, and GlobalSCAPE did not have adequate legal recourse, GlobalSCAPE’s ability to earn profits, which are highly dependant on those rights, would be severely diminished.

Other companies may own, obtain or claim trademarks that could prevent, limit or interfere with GlobalSCAPE’s use of its trademarks.  The globalscape.com Web site address, or domain name, and GlobalSCAPE’s various trademarks are important to its business.  If GlobalSCAPE were to lose the use of its site address or trademarks, its business would be harmed and GlobalSCAPE would have to devote substantial resources towards developing an independent brand identity.  Defending or enforcing GlobalSCAPE’s trademark rights at a local and international level could result in the expenditure of significant financial and managerial resources.

Item 2.  Properties

Our corporate office is located in a technical park in northwest San Antonio called University Park Tech Center II. Our lease for the 14,700 square foot facility expires in September 2008. Our annual rent is approximately $191,000. We believe these facilities will be suitable for our current business needs and that suitable additional space will be available on acceptable terms when neededsuitable for our current business needs and that suitable additional space will be available on acceptable terms when needed.

Item 3.  Legal Proceedings

We are not currently involved in any material pending legal proceedings, but may become subject to legal proceedings in the ordinary course of our business.  Such claims may result in the expenditure of significant financial and managerial resources.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

Item 4A.  Information Regarding Executive Officers

Tim Nicolaou.  Mr. Nicolaou has served as our Chief Executive Officer and as a director since October 16, 2000.  Prior to joining GlobalSCAPE Mr. Nicolaou was Vice President, Product Management of the Web Services Division at Comdisco, Inc.  Mr. Nicolaou has twenty five years of industry experience with more than a decade of senior management experience including serving as Executive Vice President of Sales & Marketing for Computer Concepts Corp. and management consultant for Perot Systems Corporation. In addition, his early career was in product management and software engineering.  He holds a MBA in Marketing from Southern Methodist University and a BA in Computer Science from the University of Texas in Austin.  Mr. Nicolaou was elected a director of GlobalSCAPE effective October 16, 2000 by the unanimous vote of the Board.

Sandra Poole-Christal.  Ms. Poole-Christal launched GlobalSCAPE in April 1996 at age 29 as a subsidiary of ATSI Communications, Inc. where she had served as Director of Sales and Marketing. She holds a BA in Communications from Baylor University.  Ms. Poole-Christal is responsible for implementation of the Company’s strategic plan, managing daily operations and achieving profitability goals as set by the Board of Directors. She oversees sales, marketing, quality assurance and information systems.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the NASD’s OTC Bulletin Board under the symbol GSCP. As of March 27, 2002, there were 2,886 holders of record of our common stock representing approximately 14,500 beneficial owners.  GlobalSCAPE stock began trading in February 2002 and the closing bid price of our stock has ranged between $0.15 and $1.05.  The closing price on March 28, 2002 was $0.30.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

We have never paid a cash dividend, and do not expect to do so in the foreseeable future.  We expect to reinvest all of our earnings in the further growth of the business.

Item 6.  Selected Financial Data

	Years ended December 31,
	1997	1998	1999	2000	2001
Revenues:
Software product revenues	$870,539	$2,073,687	$2,922,141	$5,165,668	$5,259,148
Advertising revenues	—	—	328,895	570,008	38,540
Total revenues	870,539	2,073,687	3,251,036	5,735,676	5,297,688
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	219,623	396,570	105,026	200,118	323,309
Selling, general and administrative	448,457	1,228,644	1,625,004	3,463,044	3,551,498
Research and development	—	42,164	139,953	961,002	1,176,714
Depreciation and amortization	4,876	91,262	253,896	430,221	546,017
Total operating expenses	672,956	1,758,640	2,123,879	5,054,385	5,597,538
Income (loss) from operations	197,583	315,047	1,127,157	681,291	(299,850)
Interest expense, net	—	(2,345)	(56,847)	(42,839)	4,420
Gain (loss) on sale of assets	—	—	—	(13,687)	—
Income (loss) before provision for income taxes	197,583	312,702	1,070,310	624,765	(295,430)
Income tax provision (benefit):
Current
Federal income taxes	65,242	108,377	372,532	329,215	30,952
State income taxes	9,042	15,020	51,629	22,532	(166)
Deferred
Federal income taxes	(1,004)	(6,463)	(24,353)	(38,246)	(75,861)
State income taxes	(139)	(896)	(3,375)	(3,375)	6,780
Total income tax provision (benefit)	73,141	116,038	396,433	310,126	(38,295)
Net income (loss)	$124,442	$196,664	$673,877	$314,639	$(257,135)
Net income (loss) per common share—basic	$0.01	$0.02	$0.05	$0.02	$(0.02)
Net income (loss) per common share—assuming dilution	$0.01	$0.01	$0.05	$0.02	$(0.02)

	December 31,
	1997	1998	1999	2000	2001

Cash and cash equivalents	$192,064	$65,480	$16,361	$113,591	$134,537
Working capital (deficit)	167,300	(798,833)	(160,171)	161,939	498,134
Total assets	280,180	1,163,648	1,471,299	2,122,094	2,009,806
Long term debt including capital lease obligations, less current portion	—	73,412	56,924	149,074	77,080
Cash dividends per common share	$—	$—	$—	$—	$—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Significant Accounting Policies

Revenue Recognition

Revenues from the sale of software products are recognized and completely earned upon shipment of the product. The installation process is simple and requires little or no support.  An installation wizard guides the user through the process.  The Company began selling technical support and maintenance services for some of its software products in 2001 and has deferred recognition of approximately $11,000 in revenue.  Total sales of technical support and maintenance agreements did not comprise a significant portion of the Company’s revenues in 2001.  These services, however, may become a greater portion of overall revenues in future periods, resulting in the deferral of a significant amount of revenue.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and elected to use the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.  In 2000 and 2001 we recognized approximately $214,000 and $434,000, respectively in non-cash charges related to options granted below intrinsic value.  (For more information you should read Note 8. Stock Options and Stock Based Compensation in the Notes to Financial Statements.)

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 1999, 2000, and 2001, we spent approximately $243,000, $1,017,000 and $1,177,000, respectively on research and development of which approximately $103,000 and $56,000 was capitalized in 1999 and 2000, respectively.  No research and development expenses were capitalized in 2001.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

Sales.  We derive our revenues primarily from software sales. Sales are comprised of the gross selling price of software, including shipping charges and the net proceeds received from advertisers.  Total revenues declined 8% from $5,735,676 in 2000 to $5,297,688 in 2001.  However, software sales increased 2% from $5,165,668 in 2000 to $5,259,148 in 2001 due to a slight increase in overall unit volume from 188,000 in 2000 to 191,000 in 2001.    The overall drop in revenue is due to the loss of advertising revenue, which declined to less than 1% of total revenues in 2001 from 10% in 2000 and is no longer a meaningful part of our strategy.

We introduced two new products in 2001, CuteFTP Pro and CuteSITE Builder, bringing our portfolio of products to six.  In 2001, approximately 92% of our revenues were generated from sales of CuteFTP and CuteFTP Pro.  Our reliance on these products may negatively impact future results from operations if we are unable to maintain or grow revenues from these products or diversify our product offerings.  (For more information, you should read the section titled Risks Related to Operations.)

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased 62% between periods from $200,118 in 2000 to $323,309 in 2001 due to an increase in royalty expenses related to our distribution agreement with Trellix Corporation announced in June 2001.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees. Selling, general and administrative expenses increased slightly year over year from $3,463,044 in 2000 to $3,551,498 in 2001 due to higher salary expense and compensation charges, partially offset by lower professional fees.  Although the number of persons employed by GlobalSCAPE fell from 38 at the end of 2000 to 33 at the end of 2001, we averaged approximately 3 more employees per quarter because of the employee growth that took place in late 2000.  We incurred non-cash compensation charges of $214,174 in 2000 and $434,499 in 2001.  However, fees for professional services were less in 2001 due to the expenses incurred in connection with the distribution of our common stock to our shareholders.

Certain unexercised stock options for which we recognized non-cash charges in 2000 and 2001 are subject to variable accounting.  The charges that we recognized related to the grant and re-pricing of these options will fluctuate with our stock price.  If our stock price closes above $0.464 at the end of a quarter, we will recognize additional compensation expense equal to the amount of the difference between the closing price and $0.464 multiplied by the number of options subject to variable accounting.  Currently, the number of options subject to variable accounting is 205,429.

Research and Development.  Research and development expenses increased approximately 22% from $961,002 in 2000 to $1,176,714 in 2001 due to the continued expansion of our internal research and development staff. We reduced expenditures with external developers by about $100,000 between years.  Research and development will continue to be a material use of funds and may grow as a percentage of revenues as we develop new products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and the amortization of goodwill and the trademark associated with our purchase of CuteFTP in 1998.  Depreciation and amortization expense increased 27% from $430,221 in 2000 to $546,017 in 2001 due to capital expenditures for software, office furniture, computers and leasehold improvements.

Interest Expense, net.  We had net interest expense of $42,839 in 2000, mostly for capital lease and working capital borrowings.  In 2001, we had net interest income of $4,420.  Most of the interest expense recognized during the current year, about $15,600, was for capital leases.  In addition, we recognized interest income of approximately $20,000 related to loans made to our parent, ATSI.

Income Taxes.  The provision for federal income taxes was ($44,909) and $290,969 for 2001 and 2000, respectively.  The provision for state income taxes was $6,614 and $19,157 over the same periods.  GlobalSCAPE’s effective income tax rate was 13% and 50% for 2001 and 2000, respectively. The increase in the effective income tax rate in both years is due primarily to the financial accounting recognition of compensation expense related to stock option grants.

Net Income.  Net income decreased from $314,639 in 2000 to a net loss of $257,135 in 2001 due to the decline in advertising revenues, increased cost of revenues due to royalty expenses, greater R&D expense and increased depreciation and amortization. These increased expenses combined to reduce our income before taxes.  In addition, the compensation charge related to stock options did not reduce our tax liability, as it is not deductible for federal income tax purposes.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

Sales.  For the year ended December 31, 2000, total revenues increased 76% from $3,251,036 in 1999 to $5,735,676 in 2000.  Sales of software licenses increased from $2,922,141 to $5,165,668, a 77% increase. Unit sales of these software licenses increased 55% from 121,649 in 1999 to 188,407 in 2000. The average selling price per unit increased period over period due to decreased sales of multi-seat licenses as a percentage of total licenses sold.  Advertising revenue in 2000 was $570,008, a 73% increase over 1999’s advertising revenue of $328,895.  Advertising revenue accounted for 10% of total revenues in both 1999 and 2000.  We began displaying ad banners in our products for the first time in the second quarter of 1999 and earned an average of $2.30 per thousand banners displayed (CPM).  For all of 1999, we earned an average CPM of $2.21.  In 2000, the market for internet advertising collapsed.  We earned an average CPM of only $0.69.  This decline in CPM was offset by very strong growth in the number of ads displayed, accounting for the 73% increase in advertising revenues over the comparable period a year ago.  We displayed almost 800 million ad banners in 2000 as compared to just over 138 million in 1999.  We believed much of the decline in advertising rates was a combination of increases in supply and questions about the effectiveness of banner ads, which we believed would keep prices depressed in the immediate future.  As a result of our analysis of the market for internet advertising, we discontinued installing the advertising modules within new releases of our software products.

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

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees. Selling, general and administrative expenses increased from $1,625,004 in 1999 to $3,463,044 in 2000, a 113% increase.  These expenses increased primarily as a result of increased personnel costs including salaries, payroll taxes and insurance as well as increased rents associated with our move to a larger facility.  The number of persons employed by GlobalSCAPE increased from approximately 23 at the end of 1999 to 38 at December 31, 2000.  We incurred a compensation charge in the fourth quarter of $214,174 for the re-issuance of stock options.  These options were issued below fair market value and the difference between the fair market value and the exercise price of the option was recognized as compensation expense for all vested options.  In addition, we incurred a number of one-time legal and printing fees related to ATSI’s partial spin-off of our common stock in 2000.

Research and Development.  Research and development expenses increased 587% from 1999 to 2000, from $139,953 to $961,002.  The increase was due to the rapid expansion of our internal research and development staff used for new product development and the maintenance of existing products as well as increased expenditures on external development resources.

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

Interest Expense, net.  Interest expense decreased from 1999 to 2000 from $56,847 to $42,839.  The majority of interest expense incurred during 1999 was related to the purchase of CuteFTP.  The Company’s debt related to this purchase was paid in full in January 2000.  Interest expense recognized during 2000 is related primarily to capital leases for office furniture and working capital borrowings.

Income Taxes.  In periods prior to September 12, 2000, ATSI has filed a consolidated federal income tax return to include the tax information for it and for its affiliates, including GlobalSCAPE.  Effective September 12, 2000, ATSI distributed approximately 27% of its ownership in GlobalSCAPE, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes.  From that date forward, GlobalSCAPE will file a separate return for income taxes.  For financial accounting purposes and in accordance with the tax sharing agreement which was in effect by and between ATSI and GlobalSCAPE for the periods prior to deconsolidation our financial statements have and will continue to reflect the costs of income taxes as if GlobalSCAPE was filing separate income tax returns.  The provision for federal income taxes was $290,969 and $348,179 for 2000 and 1999, respectively.  The provision for state income taxes was $19,157 and $48,254 over the same periods.  GlobalSCAPE’s effective income tax rate for 2000 was 50% compared to the 37% effective rate for 1999.  The increase in the effective income tax rate in 2000 is due primarily to the financial accounting recognition of compensation expense related to stock option grants.

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

Liquidity and Capital Resources

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP and CuteFTP Pro, which accounted for 92% of our revenues in 2001.  Anything that has a negative impact on these products will negatively impact our cash flow from operations and our ability to meet our commitments.  In addition, we had outstanding loans to ATSI of $340,000 at December 31, 2001 and loaned an additional $50,000 on February 15, 2002. The total balance due from ATSI at December 31, 2001 was $461,124.  GlobalSCAPE is also a co-lessee on a capital lease obligation of ATSI with a December 31, 2001 balance of $1.5 million of which ATSI is in default of certain covenants.  Our financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of these assets or the amounts and classification of liabilities that may result from the outcome of ATSI’s liquidity problems.  The financial condition of our parent company may impede or eliminate our ability to obtain financing if needed.  ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general.

Net cash provided by operating activities was $808,142, $973,067 and $676,970 in 1999, 2000 and 2001, respectively.  Net cash provided by operating activities in 1999 was primarily the result of net income and adjustments related to depreciation and amortization as well as increasing amounts due to ATSI, offset by increases in accounts receivable.  Operating cash flows in 2000 were primarily the result of net income and adjustments related to depreciation and amortization and non-cash compensation as well as increases in accounts payable and accrued liabilities.  These cash flows were offset by reductions in the amount due to ATSI.  In 2001, operating cash flow resulted from adjustments related to depreciation and amortization as well as non-cash compensation charges, offset by a loss from operations, increased deferred tax assets and decreased accounts payable.

Net cash used in investing activities for 1999, 2000 and 2001 was $185,997, $620,539 and $545,801, respectively.  Net cash used in investing activities in 1999 and 2000 was related to the purchase of office furniture, software, computer and other equipment and leasehold improvements.  In 2001, we capitalized $205,801 related to the purchase of software, computer equipment, furniture and leasehold improvements and loaned $340,000 to our parent, ATSI Communications, Inc.

Net cash used in financing activities during 1999, 2000 and 2001 was $671,264, $255,298 and $110,223, respectively.  Net cash used in financing activities for 1999 consisted of $230,000 in bank borrowings, $888,566 in principal payments on notes payable and $12,698 in principal payments on capital lease obligations.  The majority of principal payments on notes payable were related to the purchase of CuteFTP.  Net cash used in financing activities for 2000 consisted primarily of $70,000 in bank borrowings offset by $263,269 in principal payments on notes payable and $63,648 in principal payments on capital lease obligations.  In 2001 we made principal payments of $47,108 on notes payable and $71,715 on capital lease obligations.  We did not enter any new capital leases in 2001.

As of December 31, 2000, we had approximately $134,537 in cash and cash equivalents, current assets of $808,506 and current liabilities of $310,372, resulting in working capital of $498,134.  Our principal commitments consisted of obligations outstanding under capital and operating leases and royalty agreements with third parties.  In February 2001 we paid off all balances owed related to bank borrowings.  We anticipate a rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.  The facility that we currently occupy is expected to be sufficient for our growth through December 31, 2002.  Consequently, we do not expect significant expenditures for leasehold improvements or furniture in 2002.  We plan to expend significant resources on product development in 2002 and may also use cash to acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that operating expenses will be a material use of our cash resources.

It is our intention to continue to expend resources on personnel, sales and marketing, research and development and, to a lesser degree, infrastructure.  We have no formal commitments to incur such expenses other than those disclosed in this Annual Report and in documents previously filed with the SEC and therefore do not have an identified need for external financing for the next 12 months. We will manage to the current and immediately foreseeable cash flows generated from operations until such time as some external source of capital is identified.

In February 2000, we borrowed $70,000 from The Frost National Bank.  The note was paid in full February 2, 2001.

In March 2001, we established a line of credit with The Frost National Bank in the amount of $200,000.  We did not use any of the available credit under this facility and it expired unused in February 2002.

GlobalSCAPE is a co-lessee and jointly and severally liable for a capital lease obligation of ATSI with NTFC Capital Corporation (“NTFC”) entered into August 26, 1999 in the amount of $2,000,000.  In connection with this obligation GlobalSCAPE signed a Note and a Loan and Security Agreement whereby it has granted a security interest to NTFC in the equipment purchased with the loan proceeds.  GlobalSCAPE does not use any of that equipment in its business and none of its stock or assets is collateral securing the obligation.   As of December 31, 2001, the outstanding balance including capitalized interest was approximately $1.5 million.

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

On April 27, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001.  The Note provides for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

On May 4, 2001, GlobalSCAPE loaned $50,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001.  The Note provided for interest at 12% per annum and was secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  This Note was paid in full on May 7, 2001.

On October 18, 2001, GlobalSCAPE loaned $100,000 to ATSI.  This Note was paid in full on October 26, 2001.

On November 15, 2001, GlobalSCAPE loaned $100,000 to ATSI pursuant to a Note having a final maturity of January 31, 2002.  The Note provides for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

On December 12, 2001, GlobalSCAPE loaned $40,000 to ATSI pursuant to a Note having a final maturity of January 31, 2002.  The Note provides for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

On February 15, 2002, GlobalSCAPE loaned $50,000 to ATSI pursuant to a Note having a final maturity of April 30, 2002.  The Note provides for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

On a consolidated basis as of July 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations.  ATSI may be unable to repay the loans from GlobalSCAPE and the NTFC obligation.  If ATSI were unable to pay these loans, GlobalSCAPE could foreclose on the receivable securing the loans.  GlobalSCAPE believes the value of the receivable securing these loans is sufficient to pay them in full.  If ATSI were unable to pay the NTFC obligation, NTFC would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance.  If ATSI were unable to pay any loan balance remaining after the sale of the equipment, NTFC would have recourse against GlobalSCAPE for repayment.  As a result, assets which otherwise would be used to execute GlobalSCAPE’s business strategy may have to be used to satisfy this debt.

Tax Matters

As of the date of ATSI’s distribution of the GlobalSCAPE’s stock, September 12, 2000, the stock ownership requirements necessary for GlobalSCAPE to be eligible to join in the filing of an ATSI consolidated tax return are not met.  In filing a separate return, GlobalSCAPE’s income and deductions will be taxable on a single-entity basis.

Inflation

Increases in inflation generally result in higher interest rates and operating costs.  Our largest cost exposure is the cost of salaries and general and administrative expenses. To date we believe that inflation has not had a significant impact on our operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

To date, we have not utilized derivative financial instruments or derivative commodity instruments.  We do not expect to employ these or other strategies to hedge market risk in the foreseeable future.  We may invest our cash in money market funds, which are subject to minimal credit and market risk.  We believe that the interest rate risk and other relevant market risks associated with these financial instruments are immaterial.

In 2001, approximately 38% of our revenues came from customers outside the United States. However, all revenues are received in U.S. dollars so we have no exchange rate risk.

Item 8.  Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Financial Statements

Years ending December 31, 1999, 2000 and 2001

Report of Independent Auditors

To the Board of Directors

GlobalSCAPE, Inc.

We have audited the accompanying balance sheets of GlobalSCAPE, Inc., a majority owned subsidiary of ATSI Communications, Inc. (“ATSI”), as of December 31, 2000 and 2001 and the related statements of operations, stockholders’ equity and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. as of December 31, 2000 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that GlobalSCAPE, Inc. will continue as a going concern.  As more fully described in the Note 1, the Company is a majority owned subsidiary of ATSI Communications, Inc.  On a consolidated basis as of July 31, 2001, ATSI had a working capital deficit, had suffered recurring losses since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations.  These conditions raise substantial doubt about ATSI’s ability to continue as a going concern.  Because of the aforementioned conditions relating to ATSI and that GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI of which ATSI was in default of certain financial covenants, ATSI’s actions could have substantial effect on the Company’s assets; therefore, there is also substantial doubt about whether GlobalSCAPE, Inc. will continue as a going concern.  The financial statements of GlobalSCAPE, Inc. do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Ernst & Young LLP

San Antonio, Texas

February 15, 2002

GlobalSCAPE, Inc.

Balance Sheets

	December 31,
	2000	2001
Assets
Current assets:
Cash	$113,591	$134,537
Accounts receivable (net of allowance for doubtful accounts of $80,719 and $25,104 in 2000 and 2001, respectively)	241,322	183,796
Due from parent	265,685	461,124
Deferred tax assets	51,726	9,288
Prepaid expenses	12,165	19,761
Total current assets	684,489	808,506

Property and equipment:
Furniture and equipment	287,017	332,920
Software	78,822	195,117
Equipment	504,464	540,027
Leasehold improvements	145,536	153,576
Software development costs	158,285	158,285
	1,174,124	1,379,925
Accumulated depreciation and amortization	297,015	642,884
Net property and equipment	877,109	737,041

Other assets:
Core software technology (net of accumulated amortization of $406,679 and $584,209 for 2000 and 2001, respectively	492,264	314,734
Goodwill (net of accumulated amortization of $26,506 in 2000)	22,618	—
Deferred tax assets	26,125	137,644
Other	19,489	11,881
Total other assets	560,496	464,259
Total assets	$2,122,094	$2,009,806

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$242,621	$63,714
Accrued expenses	162,248	175,806
Current maturities of long-term debt	47,108	—
Current portion of capital lease obligation	70,573	70,852
Total current liabilities	522,550	310,372

Long-term liabilities:
Capital lease obligations, less current portion	149,074	77,080
Other long-term liabilities	75,764	61,684
Total long-term liabilities	224,838	138,764

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 12,936,190 and 13,022,190 shares issued and outstanding at December 31, 2000 and 2001, respectively	12,936	13,022
Additional paid-in capital	264,889	707,902
Retained earnings	1,096,881	839,746
Total stockholders’ equity	1,374,706	1,560,670
Total liabilities and stockholders’ equity	$2,122,094	$2,009,806

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

	For the Years ended December 31,
	1999	2000	2001
Operating revenues:
Software product revenues	$2,922,141	$5,165,668	$5,259,148
Advertising revenues	328,895	570,008	38,540
Total revenues	3,251,036	5,735,676	5,297,688

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	105,026	200,118	323,309
Selling, general and administrative expenses	1,625,004	3,463,044	3,551,498
Research and development expenses	139,953	961,002	1,176,714
Depreciation and amortization	253,896	430,221	546,017
Total operating expense	2,123,879	5,054,385	5,597,538
Income (loss) from operations	1,127,157	681,291	(299,850)

Other income (expense):
Interest expense	(56,847)	(42,839)	(15,640)
Interest income	—	—	20,060
(Loss) on sale of assets	—	(13,687)	—
Total other income (expense)	(56,847)	(56,526)	4,420
Income (loss) before income taxes	1,070,310	624,765	(295,430)

Income tax provision (benefit):
Current:
Federal	372,532	329,215	30,952
State	51,629	22,532	(166)
Deferred:
Federal	(24,353)	(38,246)	(75,861)
State	(3,375)	(3,375)	6,780
Total income tax provision (benefit)	396,433	310,126	(38,295)

Net income (loss)	$673,877	$314,639	$(257,135)

Net income (loss) per common share—basic	$0.05	$0.02	$(0.02)
Net income (loss) per common share—assuming dilution	$0.05	$0.02	$(0.02)

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional paid in Capital
	Shares	Amount		Retained Earnings	Total
Balances at December 31, 1998	12,920,000	$12,920	$49,112	$108,365	$170,397
Net income				673,877	673,877

Balances at December 31, 1999	12,920,000	12,920	49,112	782,242	844,274
Net income				314,639	314,639
Exercise of options	16,190	16	1,603		1,619
Value of stock options granted	—	—	214,174	—	214,174

Balances at December 31, 2000	12,936,190	12,936	264,889	1,096,881	1,374,706
Net loss				(257,135)	(257,135)
Exercise of options	86,000	86	8,514	—	8,600
Value of stock options granted	—	—	434,499	—	434,499

Balances at December 31, 2001	13,022,190	$13,022	$707,902	$839,746	$1,560,670

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	1999	2000	2001
Operating Activities:
Net Income (loss)	$673,877	$314,639	$(257,135)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	53,614	100,858	99,114
Depreciation and amortization	253,896	430,221	546,017
Non-cash compensation	—	214,174	434,499
Loss on disposition of assets	—	13,687	—
Deferred taxes	(27,728)	(41,621)	(69,081)
Changes in operating assets and liabilities:
Accounts receivable	(368,191)	26,173	(41,588)
Prepaid expenses	(23,466)	13,051	(7,596)
Other long term assets	(9,895)	17,156	7,608
Accounts payable	(15,611)	242,419	(178,907)
Accrued liabilities	31,813	173,248	(522)
Due to (from) parent	239,833	(530,938)	144,561
Net cash provided by operating activities	808,142	973,067	676,970
Investing Activities:
Loans to parent	—	—	(340,000)
Purchase of property and equipment	(185,997)	(620,539)	(205,801)
Net cash used in investing activities	(185,997)	(620,539)	(545,801)
Financing Activities:
Issuance of common stock	—	1,619	8,600
Borrowings under notes payable	230,000	70,000	—
Principal payments on notes payable	(888,566)	(263,269)	(47,108)
Principal payments on capital lease obligations	(12,698)	(63,648)	(71,715)
Net cash used in financing activities	(671,264)	(255,298)	(110,223)
Net increase (decrease) in cash and cash equivalents	(49,119)	97,230	20,946
Cash at beginning of period	65,480	16,361	113,591
Cash at end of period	$16,361	$113,591	$134,537
Supplemental disclosure of cash flows information:

Cash paid during the year for:
Interest	$57,000	$37,420	$15,640
Income taxes paid to parent	$144,500	794,487	—
Income taxes paid	—	66,667	28,366
Supplemental disclosure of non-cash investing and financing activities:
Office equipment acquired through issuance of capital lease obligations	$49,005	$226,866	$—

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

December 31, 2000 and 2001

1.             Significant Accounting Policies

Nature of Business

GlobalSCAPE, Inc. (the Company or GlobalSCAPE) develops and distributes Internet related software. The Company was incorporated in April 1996 and is a 73% owned subsidiary of ATSI Communications, Inc., a Delaware corporation, whose shares are currently traded on the American Stock Exchange.  GlobalSCAPE’s shares are quoted on the NASD’s OTC Bulletin Board.  The Company is best known for its popular file transfer program, CuteFTP.  The Company derived approximately 90%, 90%, and 99% of its revenues in 1999, 2000, and 2001, respectively, from sales of licenses to use its software products.  A combination of the sale of licenses of CuteFTP and advertising from within CuteFTP accounted for 97% and 98% of its revenues in 1999 and 2000, respectively.  Sales of CuteFTP and CuteFTP Pro accounted for 92% of total revenues in 2001.  The Company is organized and operates as one operating segment, the provision of Internet-based software, and markets its products primarily over the Internet.

Basis of Presentation

As described above, the Company is a majority owned subsidiary of ATSI. On a consolidated basis as of July 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations. These conditions, as noted by ATSI’s auditors in their report dated October 18, 2001, raise substantial doubt about ATSI’s ability to continue as a going concern.  Because of ATSI’s financial condition and the fact that GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI of which ATSI was in default of certain financial covenants (see Note 5), ATSI’s actions could have substantial effect on the Company’s assets; therefore, there is also substantial doubt about whether GlobalSCAPE, Inc. will continue as a going concern.  Subsequent to July 31, 2000, management of ATSI had arranged for additional funding it believed was sufficient to allow the Company to operate independently of ATSI.  In addition, it was anticipated that there would be no cash requirements of the parent to be funded by the Company for at least one year subsequent to December 31, 2000.  However, ATSI did borrow funds from GlobalSCAPE in 2001 and some of these loans remain outstanding as of the date of this report (see Note 5).  The financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of ATSI’s liquidity problems.

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Cash

Cash includes all cash and highly liquid investments with original maturities of three months or less.

Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.  Amortization expense for these costs amounted to approximately $4,000, $50,000 and $53,000 in 1999, 2000 and 2001, respectively.  These software development costs are amortized using the straight-line method over a three-year period and are only those costs incurred in the development of products that are sold to external customers and not used for internal purposes. These software development costs are not related to those costs incurred for the acquisition of software products or titles reflected in Other Assets as Core Software Technology.

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

Goodwill

GlobalSCAPE accelerated the amortization of goodwill in 2001 related to a 1998 asset acquisition. Goodwill in prior periods was amortized on a straight-line basis over a five-year period from the date of the acquisition.  Goodwill is shown net of amortization of $26,506 for the year ended December 31, 2000 and was fully amortized at December 31, 2001.  GlobalSCAPE recognized amortization expense related to Goodwill of approximately $10,000, $8,000 and $23,000 in 1999, 2000 and 2001, respectively.

Other Long-Term Assets

Costs incurred for acquiring core software technology are capitalized and amortized over the technology’s estimated useful life of five years using the straight-line method.  The Core Software Technology on the balance sheet represents the purchase of the source code and related trademark for CuteFTP and the related amortization of these costs.  GlobalSCAPE recognized amortization expense related to this core software technology of approximately $180,000, $182,000 and $178,000 in 1999, 2000 and 2001, respectively.  Other assets include deposits for facilities, which will be refunded to the Company upon termination of the lease.

Other Long-Term Liabilities

Other long-term liabilities relate to deferred payments of rent expense.

Concentrations of Credit Risk and Significant Customers

Financial instruments, which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing credit evaluations to reduce credit risk.  The Company requires no collateral from its customers.  Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.  No single customer accounted for more than 2% of net revenues in 1999, 2000 and 2001.

Other Concentrations

Sales in Foreign Markets.  In 1999, 2000 and 2001, respectively, approximately 24%, 33% and 38% of our revenues were generated from sales to customers who provided addresses in foreign countries.  However, all revenues are received in U.S. dollars so there is no exchange rate risk.  These sales were concentrated mostly in Western Europe, Canada, and Australia.  In 1999, 2000 and 2001, the UK accounted for approximately 6%, 10%, and 11.5% of total revenues, respectively.

Labor.  GlobalSCAPE utilizes offshore developers for a large portion of the coding phase of software development.  If GlobalSCAPE were unable to continue using these developers because of political or economic instability, GlobalSCAPE may have difficulty finding comparably skilled developers or may have to pay considerably more for the same work, which would have a material adverse impact on results of operations.

Revenue Recognition

Revenues from the sale of software products are recognized and completely earned upon shipment of the product. The installation process is simple and requires little or no support.  An installation wizard guides the user through the process.  The Company began selling technical support and maintenance services for some of its software products in 2001 and has deferred recognition of approximately $11,000 in revenue.  Total sales of technical support and maintenance agreements did not comprise a significant portion of the Company’s revenues in 2001.

The outbound shipping charges charged to the customer are included in software product revenues and amounted to $33,000, $35,000 and $25,000 in 1999, 2000, and 2001, respectively.  The costs associated with these charges are included in the software products cost of revenue.

Advertising revenue is recognized as it is earned, net of any fees paid to third-party advertising agents.  Advertising is earned in the period in which the advertisements are displayed.  The Company’s current product line does not include products containing the modules necessary to generate advertising space and does not feel that advertising will be a material source of revenue in future periods.

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sales when the software product is sold.  On June 6, 2001 GlobalSCAPE announced an agreement with Trellix Corp. whereby GlobalSCAPE has distribution rights to Trellix Web, a desktop Web site creation and management tool for users of all skill levels.

GlobalSCAPE has integrated the existing Trellix Web code into its new product offering, CuteSITE Builder and will develop all future enhancements to the software.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations for the years ended December 31, 1999, 2000 and 2001 amounted to approximately $58,000, $113,000 and $138,000 respectively, and are included in selling, general and administrative expenses.

Capitalized interest

No interest was capitalized during 1999, 2000 or 2001.  GlobalSCAPE incurred and charged to expense $57,000, $43,000 and $16,000 in 1999, 2000 and 2001, respectively.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is included in the American TeleSource International, Inc. (a Texas corporation) consolidated federal income tax return through April 3, 2000 and the ATSI Communications, Inc. (a Delaware corporation) consolidated federal income tax return from April 4, 2000 through September 12, 2000.  On September 12, 2000, ATSI distributed approximately 27% of its ownership in GlobalSCAPE, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes.  In general, the Company’s income tax provision reflects income taxes as if the Company filed returns on a separate company basis.

Research and Development

Research and development expenses include all direct costs, primarily salaries for Company personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved.  For the years 1999, 2000, and 2001, GlobalSCAPE spent $243,000, $1,017,000 and $1,177,000, respectively on research and development of which approximately $103,000 and $56,000 was capitalized in 1999 and 2000, respectively.

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

	Year ended December 31,
	1999	2000 (1)	2001 (2)
Numerators
Numerator for basic and diluted earnings per share:
Net income (loss)	$673,877	$314,639	$(257,135)
Numerator for basic and diluted earnings per share	673,877	314,639	(257,135)

Denominators
Denominators for basic earnings per share:
Weighed average shares outstanding—Basic	12,920,000	12,924,866	12,938,782

Dilutive potential common shares:
Stock Options	372,673	542,116	—
Denominator for dilutive earnings per share	13,292,673	13,466,982	12,938,782

Net income (loss) per common share
Net income (loss)	$0.05	$0.02	$(0.02)
Net income (loss) per common share—assuming dilution
Net income (loss)	$0.05	$0.02	$(0.02)

(1)                          For the year ended December 31, 2000, 950,000 options have not been included in dilutive shares as the effect would be anti-dilutive.

(2)                          For the year ended December 31, 2001, 3,557,480 options have not been included in dilutive shares as the effect would be anti-dilutive.

2.             Accounts Receivable

Accounts receivable, which are primarily from product sales, are presented net of an allowance for doubtful accounts.  The activity of the Company’s allowance for doubtful accounts for the years ended December 31, 1999, 2000 and 2001 is presented in the following table:

Balance at		Charged to Income or Expense	Deductions (1)	Balance at End of Period
Year Ended December 31	Beginning of Period
1999	$25,000	$53,614	$(8,614)	$70,000
2000	70,000	100,858	(90,139)	80,719
2001	$80,719	$99,114	$(154,729)	$25,104

(1)                          Represents amounts written off as uncollectible accounts receivable.

3.             Debt

At December 31, 2000 and 2001, the Company had no long-term debt outstanding.  On March 20, 2001 GlobalSCAPE established a line of credit with a bank in the amount of $200,000.  The interest rate was subject to change and was indexed to the bank’s prime rate.  The initial rate was 9.5%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  In the event of default under the Security Agreement, the bank could sell the collateral in which they held a security interest.

GlobalSCAPE did not use any of the available credit under the facility and it expired unused in February 2002 and was not renewed.

4.             Commitments and Contingencies

Capital Leases

The Company has financed the acquisition of certain fixed assets through capital lease obligations.  These obligations are classified as capital leases due to the bargain purchase option contained therein.  The present value of the future minimum lease payments for these leases at December 31, 2001 is as follows:

Year ended December 31:
2002	$80,290
2003	64,445
2004	15,632
Total minimum lease payments	160,367
Less amount representing interest	12,435
Present value of minimum lease payments	147,932
Less current portion	70,852
Capital lease obligation, less current portion	$77,080

Furniture and equipment at December 31, 2000 and 2001 includes $295,000 and $276,000, respectively, for assets held under capital leases, less associated accumulated depreciation of $51,000 and $130,000, respectively.  Depreciation is included in depreciation and amortization expense.

The Company did not enter any new capital lease agreements in 2001.

Operating Leases

Minimum future lease payments on non-cancelable operating leases for office facilities are as follows for the years ending December 31:

2002	$190,659
2003	190,659
2004	190,659
2005	190,659
2006	190,659
Thereafter	285,988
$1,239,283

This lease provides the Company with two successive 5-year renewal options.  Operating lease expense amounted to approximately $90,000, $139,000 and $180,000 in 1999, 2000 and 2001, respectively.

Resolution of Contingencies

In GlobalSCAPE’s 2000 Annual Report on Form 10-K, GlobalSCAPE described potential additional compensation charges, for which it had not made provisions, related to potential future stock option grants to GlobalSCAPE’s President, Ms. Poole-Christal.  In April 2001, GlobalSCAPE and Ms. Poole-Christal resolved her claim that her option should be adjusted as a result of the 7.6:1 forward split performed in May 2000.  As part of the resolution of this claim, Ms. Poole-Christal was granted 808,571 fully vested options at $0.0132 per share, 575,000 options at $0.464 per share and will be paid a bonus of $0.0868 per share, grossed up for taxes, for each share issued related to the original 291,429 options issued on January 15, 1998.  GlobalSCAPE recognized a non-cash compensation charge for these grants of approximately $405,000 for the estimated intrinsic value of the fully vested options and reflected this charge as an increase in operating expenses and a corresponding increase in additional paid-in capital.

5.             Related Party Transactions

ATSI incurs various expenses for the joint benefit of ATSI and GlobalSCAPE, such as the premiums for group health and general business insurance.  ATSI allocates a portion of these expenses to GlobalSCAPE based on GlobalSCAPE’s proportionate use of the services.  The amounts allocated to GlobalSCAPE are not necessarily indicative of the amounts that would have been incurred if GlobalSCAPE had acquired these services on its own, nor of the amounts that might be charged in the future.  However, management believes the method of allocation is reasonable.  Expenses for these services in the amount of $105,000, $386,000 and $190,000 were charged to GlobalSCAPE by ATSI during the years ending December 31, 1999, 2000 and 2001, respectively, and are reflected in the statement of operations.  The balance due from ATSI to GlobalSCAPE at December 31, 2001 was $461,000, a $195,000 increase over the prior year due primarily to loans to ATSI during the year.

GlobalSCAPE is a co-lessee for a capital lease obligation of ATSI with NTFC Capital Corporation (“NTFC”) entered into August 26, 1999 in the amount of $2,000,000.  In connection with this obligation GlobalSCAPE signed a Note and a Loan and Security Agreement whereby it has granted a security interest to NTFC in the equipment purchased with the loan proceeds.  GlobalSCAPE does not use any of that equipment in its business and none of its stock or assets is collateral securing the obligation.   As of December 31, 2001, the outstanding balance including capitalized interest was approximately $1.5 million.

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

On April 27, 2001, GlobalSCAPE loaned $200,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001.  The Note provides for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

On May 4, 2001, GlobalSCAPE loaned $50,000 to ATSI pursuant to a Note having a final maturity of May 31, 2001.  The Note provided for interest at 12% per annum and was secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  This Note was paid in full on May 7, 2001.

On October 18, 2001, GlobalSCAPE loaned $100,000 to ATSI.  This loan was paid in full on October 26, 2001.

On November 15, 2001, GlobalSCAPE loaned $100,000 to ATSI pursuant to a Note having a final maturity of January 31, 2002.  The Note provides for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

On December 12, 2001, GlobalSCAPE loaned $40,000 to ATSI pursuant to a Note having a final maturity of January 31, 2002.  The Note provides for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

On February 15, 2002, GlobalSCAPE loaned $50,000 to ATSI pursuant to a Note having a final maturity of April 30, 2002.  The Note provides for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

GlobalSCAPE, Inc. recognized interest income of $20,000 in the year ended December 31, 2001 related to the Notes described above.  Interest earned on the loans has not been paid and is reflected in the due from parent account.

On a consolidated basis as of July 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations.  ATSI may be unable to repay the loans from GlobalSCAPE and the NTFC obligation.  If ATSI were unable to pay these loans, GlobalSCAPE could foreclose on the receivable securing the loans.  GlobalSCAPE believes the value of the receivable securing these loans is sufficient to pay them in full.  If ATSI were unable to pay the NTFC obligation, NTFC would likely exercise its rights under the Loan and Security Agreement to sell the equipment and apply the proceeds to its loan balance.  If ATSI were unable to pay any loan balance remaining after the sale of the equipment, NTFC would have recourse against GlobalSCAPE for repayment.  As a result, assets which otherwise would be used to execute GlobalSCAPE’s business strategy may have to be used to satisfy this debt.

The financial condition of ATSI may impede or eliminate our ability to obtain financing if needed.  In addition, ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general.

6.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2000	2001
Deferred tax assets:
Depreciation and amortization	$5,155	$(32,830)
Accrued expenses	18,542	45,692
Allowance for doubtful accounts	51,726	9,288
Net operating loss carryforwards	—	124,782
	$75,423	$146,932

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	1999	2000	2001
Taxes computed at federal statutory rate	$363,905	$212,419	$(100,446)
Increases (decreases) in taxes resulting from:
State taxes, net of federal benefit	31,848	19,158	4,366
Non-deductible incentive stock option compensation charges	—	72,818	147,730
Other non-deductible expenses	680	5,731	2,684
Change in valuation allowance	—	—	(92,629)
Total	$396,433	$310,126	$(38,295)

7.             Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees with at least six months of service.  Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations.  The plan provides for employer matching and discretionary contributions, the amount of which are to be determined annually by the Board of Directors.  The Company made contributions to the plan of $3,271 for 1999 and $4,377 for 2000.  The contribution related to the 2001 plan year is indeterminate at the time of this report.

8.             Stock Options and Stock Based Compensation

In January 1998, the Company approved the 1998 Stock Option Plan (the “1998 Plan”) for officers, other employees, directors, and consultants of the Company.  Under the terms of the 1998 Plan, up to 728,571 shares of the Company’s common stock may be granted in the form of incentive stock options or non-qualified stock options, awarded, or sold to officers, other employees, directors and consultants.  The Company awarded 384,499 options under the 1998 Plan, all of which were subsequently cancelled and re-issued as more fully described below and in Note 4.  As of July 31, 2001, no additional grants could be issued under the 1998 Plan.

In February 2000, the Company canceled options to purchase 44,500 shares of common stock under the 1998 Stock Option Plan and substantially modified the terms under which all other option holders could exercise their options.  In consideration for canceling these options, the Company paid $5,000 in cash consideration to the optionholders.  In addition, the Company and

Ms. Poole-Christal agreed to the substantial modification of her option to purchase 291,429 shares.  The Company agreed to issue 38,500 shares to the optionholders whose options were cancelled when and if a public offering of the Company was completed.

In May 2000, the Board of Directors amended the certificate of incorporation to increase the number of authorized shares of capital stock which the Company has the authority to issue to 50,000,000 shares, consisting of 40,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.  The Board of Directors also declared a 7.6 for 1 stock split of the shares of the Company’s issued and outstanding common stock.  In May 2000, the Board of Directors approved the 2000 stock option plan (the “2000 Plan”) for key employees, non-employee directors, and advisors of the Company.  Under the terms of the 2000 Plan, up to 3,660,000 shares of the Company’s common stock may be granted in the form of incentive stock options or non-qualified stock options.  The maximum aggregate number of shares of common stock which may be granted to any optionee during the term of the 2000 Plan may not exceed 2,000,000.  The 2000 Plan provides that the purchase price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of the common stock on the date of grant.  The maximum term for an option granted is ten years from the date of grant.

In GlobalSCAPE’s 2000 Annual Report on Form 10-K, GlobalSCAPE described potential additional compensation charges, for which it had not made provisions, related to potential future stock option grants to GlobalSCAPE’s President, Ms. Poole-Christal.  In April 2001, GlobalSCAPE and Ms. Poole-Christal resolved her claim that her option should be adjusted as a result of the 7.6:1 forward split performed in May 2000.  As part of the resolution of this claim, Ms. Poole-Christal was granted 808,571 fully vested options at $0.0132 per share, 575,000 options at $0.464 per share and will be paid a bonus of $0.0868 per share, grossed up for taxes, for each share exercised related to the original 291,429 options issued on January 15, 1998.  GlobalSCAPE recognized a non-cash compensation charge for these grants of approximately $405,000 for the estimated intrinsic value of the fully vested options and reflected this charge as an increase in operating expenses and a corresponding increase in additional paid-in capital.

On April 4, 2001, GlobalSCAPE issued options under the 2000 Stock Option Plan to substantially all of its employees, an aggregate of 551,000 options with an exercise price of $0.464 per share.  The options vest in thirds over a three-year period and expire on April 3, 2011.  No compensation expense was recognized related to these grants.

On April 20, 2001, GlobalSCAPE issued 808,571 options under the 1998 Stock Option Plan to Ms. Poole-Christal at an exercise price of $0.0132 per share.  The options are fully vested.  Compensation expense was recognized related to these grants and the price adjustment of the 291,429 original options in the amount of $405,000, as described above.

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

On December 20, 2001, Sandra Poole-Christal exercised her option to purchase 86,000 shares of GlobalSCAPE commons stock at an exercise price of $0.10 per share.  The Company paid a bonus to Ms. Poole-Christal related to this exercise of approximately $12,000.

GlobalSCAPE, Inc. records compensation expense for stock options issued below intrinsic value as those options vest.  For the year ended December 31, 2001, total non-cash compensation charges related to the issuance of stock options below fair market value was $434,000.

Supplemental Disclosures for Stock Options

The following table shows the number of options granted, cancelled and exercised for all option plans for the three years ending December 31, 2001.

	Number of Shares	Weighted Avg. Exercise Price
1999
Granted	26,500	$0.10
Cancelled	—	—
Exercised	—	—
Outstanding December 31, 1999	384,499	0.10

2000
Granted	1,582,599	0.54
Cancelled	384,499	0.10
Exercised	16,190	0.10
Outstanding December 31, 2000	1,566,409	0.54

2001
Granted	2,184,571	0.30
Cancelled	107,500	0.46
Exercised	86,000	0.10
Outstanding December 31, 2001	3,557,480	$0.41

The following table shows information about outstanding stock options at December 31, 2001.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.0132	1,101,171	8.74	$0.0132	1,082,171	$0.0132
$ 0.10	237,809	6.00	0.10	237,809	0.10
$ 0.46 - $0.464	1,518,500	9.27	0.463	357,000	0.463
$ 1.00	700,000	8.79	1.00	300,000	1.00
$ 0.0132 - $1.00	3,557,480	8.79	$0.41	1,976,980	$0.255

The Company has elected to follow APB 25, however, FAS 123 requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement.  The weighted average fair value of the individual stock options granted during 1999, 2000, and 2001 is estimated at $0.02, $0.02 and $0.24, respectively, on the date of grant.  The impact on net income is minimal; therefore, pro forma disclosure requirements prescribed by FAS 123 are not significant to the Company.  The fair values were determined using a minimum value options-pricing model with the following assumptions:

	1999	2000	2001
Dividend Yield	None	None	None
Expected volatility	n/a	n/a	n/a
Risk-free interest rate	5.68%	6.38%	4.99%
Expected life	5.0	3.6	5.0

9.             Quarterly Financial Information (unaudited)

	Fiscal Year 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$1,450,014	$1,541,256	$1,526,586	$1,217,820
Total operating expenses	761,529	1,275,111	1,353,160	1,664,585
Net income (loss) before provision for income taxes	680,272	252,263	161,537	(469,307)
Net income (loss)	444,524	157,783	101,273	(388,941)

Net income (loss) per share:
Basic	0.03	0.01	0.01	(0.03)
Diluted	0.03	0.01	0.01	(0.03)
Weighted average shares outstanding:
Basic	12,920,000	12,920,000	12,923,168	12,924,866
Diluted	13,278,318	13,287,029	12,923,168	12,924,866

Total revenues	$1,473,209	$1,352,396	$1,237,802	$1,234,281
Total operating expenses	1,818,632	1,370,446	1,232,604	1,175,856
Net income (loss) before provision for income taxes	(350,333)	(17,265)	8,449	63,719
Net income (loss)	(375,961)	(16,761)	725	134,862

Net income (loss) per share:
Basic	(0.03)	(0.00)	0.00	0.01
Diluted	(0.03)	(0.00)	0.00	0.01
Weighted average shares outstanding:
Basic	12,936,190	12,936,190	12,936,190	12,946,473
Diluted	12,936,190	12,936,190	14,262,212	14,186,495

The Company recognized non-cash compensation charges in the fourth quarter of 2000 and the first quarter of 2001 of $214,714 and $417,570, respectively.  Comparisons of GlobalSCAPE’s quarterly results from operations should take these charges into consideration.

10.          Subsequent Events (unaudited)

None.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by item 10 of Form 10-K as to Directors is incorporated herein by reference to such information included in our Proxy Statement for the 2002 Annual Meeting of Stockholders.  The information called for by item 10 of Form 10-K as to Executive Officers appears in Part I of this Form 10-K.

Item 11. Executive Compensation

The information called for by item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2002 Annual Meeting of Stockholders, except for those parts under the captions “Board Report on Executive Compensation” and “Report on Repricing of Options”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2002 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information called for by item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement of the 2002 Annual Meeting of Stockholders.

PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1)       Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:
•	Balance sheets – December 31, 2000 and 2001
•	Statements of operations – Years ended December 31, 1999, 2000 and 2001
•	Statements of stockholders’ equity – Years ended December 31, 1999, 2000 and 2001
•	Statements of cash flows – Years ended December 31, 1999, 2000 and 2001
•	Notes to financial statements – December 31, 2001

(2)                      Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)       Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company dated April 17, 1996 (Filed as Exhibit 3.1 to Form 10 filed May 12, 2000).
3.2	Certificate of Renewal and Revival of Certificate of Incorporation for the Company dated February 16, 1999 (Filed as Exhibit 3.2 to Form 10 filed May 12, 2000).
3.3	Certificate of Amendment to Certificate of Incorporation dated May 11, 2000 (Filed as Exhibit 3.3 to Form 10 filed May 12, 2000).
3.4	Certificate of Amendment to Certificate of Incorporation dated September 5, 2000 (Filed as Exhibit 3.5 to Form 10, Amendment No. 2, filed September 12, 2000)
3.5	Bylaws of the Company (Filed as Exhibit 3.4 to Form 10 filed May 12, 2000).
3.6	Amended and Restated Bylaws of the Company effective as of September 1, 2000 (Filed as Exhibit 3.6 to Form 10, Amendment No. 2, filed September 12, 2000).
3.7	Amended and Restated Bylaws of GlobalSCAPE effective as of October 10, 2000 (Filed as Exhibit to Form 8-K filed October 10, 2000).
4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Annual Report on Form 10-K filed April 2, 2001).
*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10 filed May 12, 2000).
*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10 filed May 12, 2000).
*10.3

Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).
*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).
*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

Exhibit Number	Description
*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).
*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Annual Report on Form 10-K filed April 2, 2001).
10.9	Commercial Lease Agreement between ACLP University Park S.A. II, L.P. and the Company dated April 13, 1999 (Filed as Exhibit 10.1 to Form 10 filed May 12, 2000).
10.10

NTFC Loan and Security Agreement between AmericanTeleSource International, Inc. (Delaware), American TeleSource International, Inc. (Texas), TeleSpan, Inc. and Company dated July 31, 1999 (Filed as Exhibit 10.4 to Form 10, Amendment No. 1, filed July 28, 2000).

10.11

NTFC Promissory Note for $2,000,000.00 between American TeleSource International, Inc. (Delaware), American TeleSource International, Inc. (Texas), TeleSpan, Inc., and the Company dated August 26, 1999 (Filed as Exhibit 10.5 to Form 10 filed May 12, 2000).

*10.12	Employment Agreement between Tim Nicolaou and GlobalSCAPE, Inc. (Filed as Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 15, 2000).
*10.13	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Tim Nicolaou dated October 16, 2000 (Filed herewith).
*10.14	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Tim Nicolaou dated December 14, 2000 (Filed herewith).
*10.15	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Tim Nicolaou dated August 2, 2001 (Filed herewith).
*10.16	Employment Agreement between Sandra Poole-Christal and GlobalSCAPE, Inc. dated effective January 1, 2002 (Filed herewith).
*10.17	Release and Indemnity Agreement between GlobalSCAPE, Inc. and Sandra Poole-Christal dated April 2, 2001 (Filed herewith).
*10.18	Granting letter for 808,571 options to Sandra Poole-Christal under GlobalSCAPE, Inc. 1998 Stock Option Plan dated April 20, 2001 (Filed herewith).
*10.19	Bonus letter for Sandra Poole-Christal in connection with grant of 808,571 options under 1998 Stock Option Plan (Filed herewith).
*10.20	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Sandra Poole Christal dated April 20, 2001 (Filed herewith).
*10.21	Form of granting letter to GlobalSCAPE, Inc. employees under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed herewith).
10.22	Note from ATSI Communications, Inc. dated April 27, 2001 in the original principal amount of $200,000 (Filed herewith).
10.23	Security Agreement between TeleSpan, Inc. and GlobalSCAPE, Inc. dated April 27, 2001 securing April 27, 2001 Note from ATSI Communications, Inc. (Filed herewith).
10.24	Note from ATSI Communications, Inc. dated November 15, 2001 in the original principal amount of $100,000 (Filed herewith).
10.25	Security Agreement between TeleSpan, Inc. and GlobalSCAPE, Inc. dated November 15, 2001 securing November 15, 2001 Note from ATSI Communications, Inc. (Filed herewith).
10.26	Note from ATSI Communications, Inc. dated December 12, 2001 in the original principal amount of $40,000 (Filed herewith).
10.27	Security Agreement between TeleSpan, Inc. and GlobalSCAPE, Inc. dated December 12, 2001 securing December 12, 2001 Note from ATSI Communications, Inc. (Filed herewith).
10.28	Note from ATSI Communications, Inc. date February 15, 2002 in the original principal amount of $50,000 (Filed herewith).
10.29	Security Agreement between TeleSpan, Inc. and GlobalSCAPE, Inc. dated February 15, 2002 securing February 15, 2002 Note from ATSI Communications, Inc. (Filed herewith).
10.30	Lockup Agreement between GlobalSCAPE, Inc. and members of the Board of Directors, officers and certain significant employees of GlobalSCAPE, Inc. dated effective February 6, 2002 (Filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).

* Management Compensatory Plan or Agreement

(b)  Reports on Form 8-K.  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 29, 2002.

GlobalSCAPE, Inc.

By: /s/ Tim Nicolaou
Tim Nicolaou
Chief Executive Officer

By: /s/ Daniel McRedmond
Daniel McRedmond
Director of Finance and Accounting

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2002.

Signature	Title

/s/ Tim Nicolaou	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Arthur L. Smith	Chairman of the Board and Director

/s/ H. Douglas Saathoff	Director

/s/ Daniel McRedmond	Director of Finance and Accounting
(Principal Accounting and Financial Officer)