Form 10-Q
period 2002-03-31
GLOBALSCAPE INC
filed 2002-05-15
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

(210) 308-8267
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                ☒  Yes  ☐  No

The number of shares outstanding of the registrant’s common stock at May 14, 2002 was 13,358,619.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2002

GlobalSCAPE®, CuteFTP Pro®, CuteFTP®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE, Inc.  GlobalSCAPE Secure FTP Server, Vdrive, CuteSITE Builder and GlobalSCAPE Transfer Engine are trademarks of GlobalSCAPE, Inc.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2001	March 31, 2002
		(unaudited)
Assets
Current assets:
Cash	$134,537	$183,870
Accounts receivable (net of allowance for doubtful accounts of $25,104 and $25,448 at December 31, 2001 and March 31, 2002, respectively)	183,796	250,780
Due from parent	461,124	471,928
Deferred tax assets	9,288	9,416
Prepaid expenses	19,761	46,804
Total current assets	808,506	962,798

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	195,117	199,497
Equipment	540,027	561,276
Leasehold improvements	153,576	153,576
Software development costs	158,285	158,285
	1,379,925	1,405,554
Accumulated depreciation and amortization	642,884	735,254
Net property and equipment	737,041	670,300

Other assets:
Core software technology (net of accumulated amortization of $584,209 and $629,156 at December 31, 2001 and March 31, 2002, respectively)	314,734	269,787
Deferred tax assets	137,644	107,576
Other	11,881	11,881
Total other assets	464,259	389,244
Total assets	$2,009,806	$2,022,342

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2001	March 31, 2002
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,714	$34,050
Accrued expenses	175,806	182,968
Current portion of capital lease obligation	70,852	67,145
Total current liabilities	310,372	284,163

Long-term liabilities:
Capital lease obligations, less current portion	77,080	62,117
Other long-term liabilities	61,684	58,880
Total long-term liabilities	138,764	120,997

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,022,190 and 13,143,190 shares issued and outstanding at December 31, 2001 and March 31, 2002, respectively	13,022	13,143
Additional paid-in capital	707,902	675,686
Retained earnings	839,746	928,353
Total stockholders’ equity	1,560,670	1,617,182
Total liabilities and stockholders’ equity	$2,009,806	$2,022,342

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2001	2002
Operating revenues:
Software product revenues	$1,442,068	$1,305,902
Advertising revenues	31,141	—
Total revenues	1,473,209	1,305,902

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	61,215	106,243
Selling, general and administrative expenses	1,310,317	743,544
Research and development expenses	315,464	204,239
Depreciation and amortization	131,636	137,317
Total operating expense	1,818,632	1,191,343
Income (loss) from operations	(345,423)	114,559

Other income (expense):
Interest expense	(4,910)	(2,603)
Interest income	—	10,654
Total other income (expense)	(4,910)	8,051
Income (loss) before income taxes	(350,333)	122,610

Income tax expense (benefit):
Current:
Federal	14,038	—
State	1,239	4,063
Deferred:
Federal	9,512	29,864
State	839	76
Total income tax provision (benefit)	25,628	34,003

Net income (loss)	$(375,961)	$88,607

Net income (loss) per common share—basic	$(0.03)	$0.01
Net income (loss) per common share—assuming dilution	$(0.03)	$0.01
Average shares outstanding:
Basic	12,936,190	13,071,357
Diluted	12,936,190	14,207,739

 See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2001	2002
Operating Activities:
Net income (loss)	$(375,961)	$88,607
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	38,063	12,816
Depreciation and amortization	131,636	137,317
Non-cash compensation	417,570	(33,690)
Deferred taxes	10,351	29,940
Changes in operating assets and liabilities:
Accounts receivable	(17,926)	(79,800)
Prepaid expenses	(2,020)	(27,043)
Other long term assets	4,233	—
Accounts payable	(70,419)	(29,664)
Accrued liabilities	51,830	4,358
Due from parent	33,088	39,196
Net cash provided by operating activities	220,445	142,037
Investing Activities:
Loans to parent	—	(50,000)
Purchase of property and equipment	(37,176)	(25,629)
Net cash used in investing activities	(37,176)	(75,629)
Financing Activities:
Issuance of common stock	—	1,595
Principal payments on notes payable	(47,108)	—
Principal payments on capital lease obligations	(17,035)	(18,670)
Net cash used in financing activities	(64,143)	(17,075)
Net increase in cash	119,126	49,333
Cash at beginning of period	113,591	134,537
Cash at end of period	$232,717	$183,870

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

GlobalSCAPE’s primary business is the development and distribution of Internet related software used in content and file management.  GlobalSCAPE is best known for its popular file transfer program, CuteFTP®. Incorporated in April 1996, GlobalSCAPE is a 71% owned subsidiary of ATSI Communications, Inc. (“ATSI”), whose common stock is traded on the American Stock Exchange.

Basis of Presentation

As described above, the Company is a majority owned subsidiary of ATSI.  On a consolidated basis as of July 31, 2001, ATSI had a working capital deficit, had suffered recurring losses from operations since inception, had negative cash flows from operations and had limited capital resources to support further development of its operations.  These conditions, as noted by ATSI’s auditors in their report dated October 18, 2001, raise substantial doubt about ATSI’s ability to continue as a going concern.  Because of ATSI’s financial condition and the fact that GlobalSCAPE is a co-borrower for a capital lease obligation of ATSI of which ATSI was in default of certain financial covenants (for more information read the section titled Related Party Transactions), ATSI’s actions could have substantial effect on the Company’s assets; therefore, there is also substantial doubt about whether GlobalSCAPE, Inc. will continue as a going concern.  The financial statements of the Company do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of ATSI’s liquidity problems.

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

The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information refer to the financial statements and footnotes included in GlobalSCAPE’s Annual Report on Form 10-K for the year ended December 31, 2001.

Related Party Transactions

On February 15, 2002, GlobalSCAPE loaned $50,000 to ATSI pursuant to a Note having a final maturity of April 30, 2002.  The Note provides for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI’s subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

As of March 31, 2002, GlobalSCAPE had outstanding loans to ATSI with a total principal amount of $390,000 and accrued interest of approximately $31,000.

GlobalSCAPE, Inc. recognized interest income of approximately $11,000 in the three months ended March 31, 2001 related to the Notes described above.  Interest earned on the loans has not been paid and is reflected in the due from parent account.

GlobalSCAPE is a co-lessee and jointly and severally liable for a capital lease obligation of ATSI with NTFC Capital Corporation (“NTFC”) entered into August 26, 1999, in the amount of $2,000,000.  In connection with this obligation GlobalSCAPE signed a Note and a Loan and Security Agreement whereby it has granted a security interest to NTFC in the equipment purchased with the loan proceeds.  GlobalSCAPE does not use any of that equipment in its business and none of its stock or assets is collateral securing the obligation.  As of March 31, 2002, the outstanding balance including capitalized interest was approximately $1.4 million.

The NTFC lease facility requires that ATSI meet certain financial covenants on a quarterly basis beginning October 31, 1999, including minimum revenue levels, gross margin levels, earnings before interest, taxes and depreciation and amortization (EBITDA) results and debt to equity ratios.  ATSI was in default of financial covenants of the lease as of July 31, 2001, and has classified the entire capital lease as a current liability.

ATSI manages various relationships for the joint benefit of ATSI and GlobalSCAPE, such as coverage for group health and general business insurance.  ATSI allocates a portion of these expenses to GlobalSCAPE based on GlobalSCAPE’s proportionate use of the services and GlobalSCAPE pays for many of these services directly.  The amounts allocated to GlobalSCAPE are not necessarily indicative of the amounts that would have been incurred if GlobalSCAPE had acquired these services on its own, nor of the amounts that might be charged in the future.  However, management believes the method of allocation is reasonable.  ATSI makes cash disbursements on GlobalSCAPE’s behalf for employee contributions to the 401(k) plan directly and charges these amounts to GlobalSCAPE, reducing the inter-company balance.  The balance due from ATSI to GlobalSCAPE at March 31, 2002 was $472,000, an $11,000 increase over the December 31, 2001 balance due primarily to the February 15, 2002 loan and accrued interest, offset by contributions related to the 401(k) plan and adjustments related to Federal income taxes from consolidated filing periods.

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

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, and elected to use the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.

Certain unexercised stock options for which the Company recognized non-cash charges in 2000 and 2001 are subject to variable accounting.  The charges related to the grant and re-pricing of these options fluctuate with GlobalSCAPE’s stock price.  The number of options subject to variable accounting at March 31, 2002 was 205,429.  Our stock price closed at $0.30 per share on the last trading day of the first quarter.  GlobalSCAPE had recognized compensation expense for these options in prior periods and calculated this expense based on a fair value estimate of $0.464 per share.  The difference between this estimate and the closing price on the last day of the quarter, $0.164 per share, multiplied by the number of shares subject to variable accounting, was recorded as a reduction to compensation expense during the period and was approximately $34,000.  The options subject to variable accounting were exercised subsequent to March 31, 2002.

During the quarter ended March 31, 2002, 121,000 options were exercised.

Debt

At March 31, 2002, the Company had no long-term debt outstanding.  On March 20, 2001 GlobalSCAPE established a line of credit with a bank in the amount of $200,000.  GlobalSCAPE did not use any of the available credit under the facility and it expired unused in February 2002 and was not renewed.

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

	Three months ended March 31,
	2001	2002
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$(375,961)	$88,607
Numerator for basic and diluted earnings per share	(375,961)	88,607

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding — basic	12,936,190	13,071,357

Dilutive potential common shares
Stock options (1)	—	1,136,382
Denominator for dilutive earnings per share	12,936,190	14,207,739
Net income (loss) per common share—basic	$(0.03)	$0.01
Net income (loss) per common share—assuming dilution	$(0.03)	$0.01

(1)          For the quarter ended March 31, 2001, 2,374,980 options have not been included in dilutive shares as the effect would be anti-dilutive.

Subsequent Events

                On May 8, 2002, GlobalSCAPE loaned $150,000 to ATSI pursuant to a Note having a final maturity of May 17, 2002. The Note provides for interest at 12% per annum and is secured by a receivable from a third party owing to ATSI's subsidiary, TeleSpan, Inc.  The entire amount of this Note is outstanding as of the date of this report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K and other documents filed with the Securities and Exchange Commission.  GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

Overview

Our primary business is the development and distribution of Internet related software used to create and publish Web site content and file-based data management.  Our software products are distributed primarily from our Web site, www.globalscape.com.  Prospective buyers may download an electronic copy of any product and run a free 30-day trial.  Copies that are not registered (purchased) at the end of the trial period are automatically disabled.

Our goal is to be a leading provider of high quality, affordable, easy-to-use software for Web site development and publishing, content and file management, and secure data delivery.  We derive our revenue primarily through sales of software via the Internet, although a small percentage of our products are sold through traditional retail channels.  Revenues from the sale of software products are recognized upon shipment or electronic delivery and we bear full credit risk with respect to all sales.  The installation process for our software products is simple and requires little or no support.  The combined sales of CuteFTP and CuteFTP Pro accounted for 92% of total revenues in 2001 and 87% of total revenues in the three months ended March 31, 2002.

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

We have successfully established a brand in the market for Internet productivity tools with our file transfer products, CuteFTP and CuteFTP Pro.  We believe the next phase of our growth will come through the provision of software solutions that help information technology professionals manage corporate Web sites, and that enhance the ease and security of Internet file management.  We believe there is an opportunity in the entry-level Web content management market and that our strong brand will enable us to penetrate it successfully.  We intend to provide a comprehensive Web content management solution, while continuing to enhance our file transfer and management offerings.  We also plan to increase our penetration in the corporate market and pursue the distribution of our products in rapidly growing foreign markets.

In the years ended December 31, 2000 and 2001 and the three months ended March 31, 2002, respectively, approximately 33%, 38% and 36% of our revenues were generated from sales to customers who provided addresses in foreign countries.  These sales were concentrated mostly in Western Europe, Canada, and Australia.  In 2000, 2001 and the first quarter of 2002, the UK accounted for approximately 10%, 11.5% and 11% of total revenues, respectively.  Sales to customers in foreign markets may expose us to greater risks of volatility in our revenues due to greater economic volatility in some of these countries.  Currently, all of our revenues are received in U.S. dollars so we have no exchange rate risk.  For more discussion on the risks associated with our foreign sales, you should read the information under “Risk Factors” in our Annual Report.

Seasonality

We believe our sales are subject to seasonal variations and we experience significantly less sales volume during national holidays and weekends when compared to normal business days.  In 2000, we experienced a decline in software sales from the third to fourth quarter, primarily due to lower December sales.  Third and fourth quarter revenues in 2001 were comparable, however, we believe this was the result of unusually weak demand in September 2001 which skewed the comparison.  We expect that in future periods we will see weakness in the fourth quarter when compared to the third quarter due to the holiday season.

Significant Accounting Policies

Revenue Recognition

Revenues from the sale of software products are recognized and completely earned upon shipment of the product.  The installation process is simple and requires little or no support.  An installation wizard guides the user through the process.  The Company began selling technical support and maintenance services for some of its software products in 2001 and has deferred recognition of approximately $20,000 in revenue at March 31, 2002.  Total sales of technical support and maintenance agreements did not comprise a significant portion of the Company’s revenues in 2001 or the three months ended March 31, 2002.  These services, however, may become a greater portion of overall revenues in future periods, resulting in the deferral of a significant amount of revenue.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”, and elected to use the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.

Certain unexercised stock options for which the Company recognized non-cash charges in 2000 and 2001 are subject to variable accounting.  The charges related to the grant and re-pricing of these options fluctuate with GlobalSCAPE’s stock price.  The number of options subject to variable accounting at March 31, 2002 was 205,429.  Our stock price closed at $0.30 per share on the last trading day of the first quarter.  GlobalSCAPE had recognized compensation expense for these options in prior periods and calculated this expense based on a fair value estimate of $0.464 per share.  The difference, $0.164 per share multiplied by the number of shares subject to variable accounting, was recorded as a reduction to compensation expense during the period and was approximately $34,000.  The options subject to variable accounting were exercised subsequent to March 31, 2002.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are expensed as incurred.  For the three months ended March 31, 2001 and 2002 research and development expenses were $315,000 and $204,000, respectively.  No research and development expenses were capitalized in either period.

Comparison of the Three Months ended March 31, 2001 and 2002

Sales.  For the three months ended March 31, 2001 and 2002, total revenues decreased $167,307 or 11% from $1,473,209 to $1,305,902 due primarily to lower unit volume.  The loss of advertising revenue accounted for $31,141 of the decline.  Unit sales of our software products decreased 22% from 48,430 to 37,819, however, this decline was offset somewhat by an increase of $4.75 in the average selling price per unit.  This increase in average selling price is attributable to the introduction of CuteFTP Pro and CuteSite Builder subsequent to the first quarter of 2001.

 Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $45,028 or 74% between periods from $61,215 for the three months ended March 31, 2001 to $106,243 for the three months ended March 31, 2002 due to increased royalty expenses related to our distribution agreement with Trellix Corporation.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt, credit card transaction fees and non-cash compensation expenses related to stock options.  For the three months ended March 31, 2001 and 2002 selling, general and administrative expenses were $1,310,317 and $743,544, respectively, a decline of $566,773 or 43%.  In the first quarter of 2001, we recognized $417,570 in non-cash compensation charges related to stock options granted below fair market value, $405,000 of which was part of a settlement of a dispute with our President.  In the first quarter of 2002, we recognized a reduction in compensation expense of $33,690 related to the 205,429 options subject to variable accounting.  Our stock price closed at $0.30 on the last trading day of the quarter, $0.164 below our previous estimate of fair value.  This difference, multiplied by the number of shares subject to variable accounting, resulted in a reduction to compensation expense.   These options were exercised subsequent to March 31, 2002.  For more information, please see the “Notes to Financial Statements—Stock-Based Compensation” and “Significant Accounting Policies—Stock-Based Compensation.”  In addition to the compensation expenses discussed, expenses for recruiting, commissions and travel were less in the first quarter of 2002 than in 2001.  As a percentage of total revenues, selling, general and administrative expenses declined from 89% to 57%.  The number of persons employed by GlobalSCAPE decreased from 38 at March 31, 2001 to 36 on March 31, 2002.

Research and Development.  Research and development expenses decreased $111,225 or 35% between periods, from $315,464 to $204,239.  The decrease was due primarily to a reduction in the amounts spent on external development resources, which had been focused on the development and release of CuteFTP Pro.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of the trademark associated with our purchase of CuteFTP.  Depreciation and amortization expense increased from $131,636 to $137,317, an increase of 4%.  This increase was due primarily to the purchase of software, computers and computer related equipment and the addition of office furniture.

Other Income, Expense.  For the three months ended March 31, 2001 and 2002, interest expense decreased from $4,910 to $2,603, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During the three months ended March 31, 2002 we recognized $10,654 in interest income related to the loans we have outstanding with ATSI.

 Income Taxes.  The provision for federal income taxes was $23,550 and $29,864 for the three months ended March 31, 2001 and 2002, respectively.  The provision for state income taxes was $2,078 and $4,139 over the same periods.  GlobalSCAPE’s effective income tax rate was 7% and 28% for the three months ended March 31, 2001 and 2002, respectively.  The increase in the effective income tax rate in the three months ended March 31, 2001 was due primarily to the financial accounting recognition of compensation expense related to stock option grants.  The decrease in the effective income tax rate in the three months ended March 31, 2002 was due primarily to the financial accounting impact of reductions to compensation charges related to stock options grants subject to variable accounting.

Net Income.  The net loss in the three months ended March 31, 2001 was due primarily to the $417,570 in non-cash compensation charges recognized in the period.  Despite a decline in revenues between periods, we were able to produce positive net income in the three months ended March 31, 2002.  Net income increased from a net loss of $375,961 in the first quarter of 2001 to net income of $88,607 in the first quarter of 2002 as a result of reduced compensation charges related to stock options and decreased expenditures on research and development.

Liquidity and Capital Resources

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP and CuteFTP Pro, which accounted for 87% of our revenues in the three months ended March 31, 2002.  Anything that has a negative impact on these products, such as decreased demand, will negatively impact our cash flow from operations and our ability to meet our commitments.  Demand for our products could be affected by many factors including rapid technological obsolescence.

In addition, we had outstanding loans to ATSI, including accrued interest, with a total balance of approximately $421,000 at March 31, 2002.  GlobalSCAPE is also a co-lessee on a capital lease obligation of ATSI with a March 31, 2002 balance of $1.4 million of which ATSI is in default of certain covenants.  Our financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of these assets or the amounts and classification of liabilities that may result from the outcome of ATSI’s liquidity problems.  The financial condition of ATSI may impede or eliminate our ability to obtain financing if needed.  ATSI might be motivated by financial stress to sell its stock of GlobalSCAPE for less than what it might sell for under other circumstances, which may depress the value of the stock in general.  For more information regarding our relationship with ATSI, please see the “Notes to Financial Statements—Related Party Transactions.”

Net cash provided by operating activities was $220,445 and $142,037 for the three months ended March 31, 2001 and 2002, respectively.  Net cash provided by operating activities in the first quarter of 2001 was primarily the result of adjustments related to non-cash compensation charges and depreciation and amortization offset by the net loss for the period.  Net cash provided by operating activities in the first quarter of 2002 was primarily the result of net income and adjustments related to depreciation and amortization offset by increases in accounts receivable.

 Net cash used in investing activities for the three months ended March 31, 2001 and 2002 was $37,176 and $75,629, respectively.  Net cash used in investing activities during the first quarter of 2001 was primarily related to the purchase of office furniture, software, computer and other equipment and leasehold improvements.  Net cash used in investing activities during the first quarter of 2002 was the result of a $50,000 loan made to ATSI and $25,629 in purchases for computers and software.

Net cash used in financing activities during the three months ended March 31, 2001 and 2002 was $64,143 and $17,075, respectively.  Net cash used in financing activities during the first quarter of 2001 consisted of $47,108 in principal payments on notes payable and $17,035 in principal payments on capital lease obligations.  Net cash used in financing activities for the first quarter of 2002 consisted primarily of $18,670 in principal payments on capital lease obligations.

In March 2001, we established a line of credit with a bank in the amount of $200,000.  We did not use any of the available credit under this facility and it expired unused in February 2002.

As of March 31, 2002, we had approximately $183,870 in cash, current assets of $962,798 and current liabilities of $284,163, resulting in working capital of $678,635.  Our principal commitments consisted of obligations outstanding under capital and operating leases and royalty agreements with third parties.  We anticipate a rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.  The facility that we currently occupy is expected to be sufficient for our growth through December 31, 2002.  Consequently, we do not expect significant expenditures for leasehold improvements or furniture in 2002.  We plan to expend significant resources on product development in 2002 and may also use cash to acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that operating expenses will be a material use of our cash resources.

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

In the three months ended March 31, 2002, approximately 36% of our revenues came from customers outside the United States.  However, all revenues are received in U.S. dollars so we have no exchange rate risk.

Part II.  Other Information.

Item 1.    Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

None in the first quarter of 2002.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

None in the first quarter of 2002.

Item 5.    Other Information

None in the first quarter of 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

None.

(b)           Reports on Form 8-K

1.               Form 8-K dated February 20, 2002, attaching a press release announcing that GlobalSCAPE’s common stock was quoted on the NASD’s OTC Bulletin Board under the symbol “GSCP” and correcting information regarding executive compensation in ATSI Communications, Inc.’s Proxy Statement dated November 28, 2001.

2.               Form 8-K dated April 3, 2002, attaching a press release reporting year end results for 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

By: /s/ Tim Nicolaou
Tim Nicolaou
Chief Executive Officer

By: /s/ Daniel McRedmond
Daniel McRedmond
Director of Finance and Accounting
(Principal Accounting and Financial Officer)