Form 10-Q
period 2002-06-30
GLOBALSCAPE INC
filed 2002-08-14
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

☒  Yes    ☐  No

The number of shares outstanding of the registrant’s common stock at August 9, 2002 was 13,358,619.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2002

GlobalSCAPE®, CuteFTP Pro®, CuteFTP®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE, Inc.  GlobalSCAPE Secure FTP Server, Vdrive, CuteSITE Builder and GlobalSCAPE Transfer Engine are trademarks of GlobalSCAPE, Inc.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2001	June 30, 2002
		(unaudited)
Assets
Current assets:
Cash	$134,537	$304,232
Accounts receivable (net of allowance for doubtful accounts of $25,104 and $11,212 at December 31, 2001 and June 30, 2002, respectively)	183,796	324,914
Due from parent	461,124	—
Deferred tax assets	9,288	4,149
Prepaid expenses	19,761	62,833
Total current assets	808,506	696,128

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	195,117	200,820
Equipment	540,027	571,142
Leasehold improvements	153,576	153,576
Software development costs	158,285	158,285
	1,379,925	1,416,743
Accumulated depreciation and amortization	642,884	828,122
Net property and equipment	737,041	588,621

Other assets:
Core software technology (net of accumulated amortization of $584,209 and $674,104 at December 31, 2001 and June 30, 2002, respectively)	314,734	224,839
Deferred tax assets	137,644	289,212
Other	11,881	11,881
Total other assets	464,259	525,932
Total assets	$2,009,806	$1,810,681

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2001	June 30, 2002
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,714	$40,280
Accrued expenses	175,806	277,051
Current portion of capital lease obligation	70,852	58,450
Total current liabilities	310,372	375,781

Long-term liabilities:
Capital lease obligations, less current portion	77,080	46,913
Other long-term liabilities	61,684	56,076
Total long-term liabilities	138,764	102,989

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,022,190 and 13,358,619 shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively	13,022	13,359
Additional paid-in capital	707,902	670,307
Retained earnings	839,746	648,245
Total stockholders’ equity	1,560,670	1,331,911
Total liabilities and stockholders’ equity	$2,009,806	$1,810,681

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Operating revenues:
Software product revenues	$1,350,386	$1,349,537	$2,792,454	$2,655,439
Advertising revenues	2,010	—	33,151	—
Total revenues	1,352,396	1,349,537	2,825,605	2,655,439

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	55,765	82,341	116,980	188,584
Selling, general and administrative expenses	847,159	1,013,043	2,157,476	1,756,587
Research and development expenses	337,764	191,330	653,228	395,569
Depreciation and amortization	129,758	137,816	261,394	275,133
Settlement of due from parent balance	—	392,905	—	392,905
Total operating expense	1,370,446	1,817,435	3,189,078	3,008,778
Income (loss) from operations	(18,050)	(467,898)	(363,473)	(353,339)

Other income (expense):
Interest expense	(4,117)	(2,744)	(9,031)	(5,347)
Interest income	4,902	10,102	4,906	20,756
Total other income (expense)	785	7,358	(4,125)	15,409
Income (loss) before income taxes	(17,265)	(460,540)	(367,598)	(337,930)

Income tax expense (benefit):
Current:
Federal	(17,310)	—	(3,272)	—
State	(1,528)	(4,063)	(289)	—
Deferred:
Federal	16,847	(158,470)	26,359	(128,606)
State	1,487	(17,899)	2,326	(17,823)
Total income tax provision (benefit)	(504)	(180,432)	25,124	(146,429)

Net income (loss)	$(16,761)	$(280,108)	$(392,722)	$(191,501)

Net income (loss) per common share- basic	$(0.00)	$(0.02)	$(0.03)	$(0.01)
Net income (loss) per common share- assuming dilution	$(0.00)	$(0.02)	$(0.03)	$(0.01)
Average shares outstanding:
Basic	12,936,190	13,324,427	12,936,190	13,198,591
Diluted	12,936,190	13,324,427	12,936,190	13,198,591

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2001	2002
Operating Activities:
Net income (loss)	$(392,722)	$(191,501)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	72,142	20,000
Depreciation and amortization	261,394	275,133
Non-cash compensation	429,984	(59,396)
Deferred taxes	28,685	(146,429)
Changes in operating assets and liabilities:
Accounts receivable	3,228	(161,118)
Prepaid expenses	(5,750)	(43,072)
Other long term assets	(2,149)	—
Accounts payable	(22,598)	(23,434)
Accrued and other liabilities	(73,572)	95,637
Due from parent	90,491	461,124
Net cash provided by operating activities	389,133	226,944
Investing Activities:
Loans to parent	(200,000)	(200,000)
Settlement of due from parent balance	—	200,000
Purchase of property and equipment	(170,023)	(36,818)
Net cash used in investing activities	(370,023)	(36,818)
Financing Activities:
Issuance of common stock	—	22,138
Principal payments on notes payable	(47,108)	—
Principal payments on capital lease obligations	(34,975)	(42,569)
Net cash used in financing activities	(82,083)	(20,431)
Net increase (decrease) in cash	(62,973)	169,695
Cash at beginning of period	113,591	134,537
Cash at end of period	$50,618	$304,232

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

GlobalSCAPE was incorporated in April 1996.  The Company’s primary business is the development and distribution of content and file management software applications that enable users of all skill levels to easily create, move and manage Web content and file-based data in a secure, collaborative environment.  GlobalSCAPE is best known for its file management product line including the widely used file transfer program, CuteFTP®.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Related Party Transactions

On June 11, 2002, ATSI Communications, Inc. sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  As part of this transaction, GlobalSCAPE and ATSI settled the balance owed to GlobalSCAPE by ATSI for $200,000 in cash, $50,000 in support services in future periods and for NTFC Capital Corporation’s agreement to release GlobalSCAPE as co-borrower to a capital lease executed by ATSI in 1999.  At the date of the settlement, ATSI owed GlobalSCAPE $612,304.  The settlement resulted in charges to GlobalSCAPE of $392,905.  The support services included in the agreement are for payroll processing and for the use of ATSI’s accounting platform, which GlobalSCAPE has shared.  It is our intention to implement a new accounting system and to begin processing payroll in the third quarter of 2002, which will eliminate any further support from ATSI.  This will result in expensing the remaining portion of the $50,000 services agreement in that period.  GlobalSCAPE expensed $3,518 related to the services agreement for the period June 11, 2002 through June 30, 2002, leaving a balance of $46,482 for this agreement in prepaid expenses.  Other charges related to the settlement included expensing prepaid D&O insurance of $27,083.  GlobalSCAPE paid ATSI $50,000 in cash for its share of the combined company’s D&O insurance policy in February of 2002.  The covered period was from December 15, 2001 through December 14, 2002.  At the date of the sale of ATSI’s majority interest, GlobalSCAPE no longer benefited from this policy and expensed the remaining prepaid amount of $27,083.

The due from parent balance reported by GlobalSCAPE in its 10-Q filed May 15, 2002 was $621,928, including $471,928 reported on GlobalSCAPE’s balance sheet plus an additional $150,000 loan to ATSI reported in the Subsequent Events section of that filing.  Activity affecting the due from parent balance subsequent to that filing includes: (a) the repayment by ATSI of the $150,000 note and the borrowing of an additional $150,000 by ATSI on May 23, 2002, (b) the recognition of $10,102 in interest income on the outstanding loans to ATSI, and (c) a reduction of the due from parent balance of $19,726 for cash contributions ATSI made on GlobalSCAPE’s behalf to employee 401(k) accounts under a jointly managed plan, leaving a balance of $612,304 in the due from parent account at the settlement date.

On June 21, 2002, GlobalSCAPE, Inc. announced the termination of its CEO, Tim Nicolaou.  Mr. Nicolaou resigned from the Board of Directors and received $190,000 in severance payments as provided by his employment agreement and will continue to receive health benefits paid by the company for a period not to exceed twelve months.

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

Certain unexercised stock options for which the Company recognized non-cash charges in 2000 and 2001 were subject to variable accounting.  The charges related to the grant and re-pricing of these options fluctuated with GlobalSCAPE’s stock price.  The number of options subject to variable accounting at March 31, 2002 was 205,429.  Our stock price closed at $0.30 per share on the last trading day of the first quarter.  GlobalSCAPE had recognized compensation expense for these options in prior periods and calculated this expense based on a fair value estimate of $0.464 per share.  The difference between this estimate and the closing price on the last day of the quarter, $0.164 per share, multiplied by the number of shares subject to variable accounting, was recorded as a reduction to compensation expense during the first quarter of $33,690.  The 205,429 options subject to variable accounting were exercised on April 16, 2002 at an exercise price of $0.10 per share.  The Company paid a bonus to Ms. Poole-Christal related to this exercise of $28,706 as provided by the settlement agreement with her regarding the forward split effected by GlobalSCAPE, Inc. in May 2000.  GlobalSCAPE had recognized non-cash compensation expense related to these options at the date of the settlement and consequently reversed the non-cash charge when the cash bonus was paid and expensed.

During the quarters ended March 31 and June 30, 2002, 121,000 and 205,429 options were exercised, respectively.

Stock Issuance

On April 4, 2002, GlobalSCAPE, Inc. issued 10,000 shares of restricted common stock to CEOcast, Inc. for investor relations services.  GlobalSCAPE, Inc. recognized $3,000 in expenses related to this grant based on the closing price of the stock on the issuance date of $0.30 per share.

Debt

At June 30, 2002, the Company had no long-term debt outstanding.  On March 20, 2001 GlobalSCAPE established a line of credit with a bank in the amount of $200,000.  GlobalSCAPE did not use any of the available credit under the facility and it expired unused in February 2002 and was not renewed.

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

	Three months ended June 30,		Six months ended June 30,
	2001	2002	2001	2002
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$(16,761)	$(280,108)	$(392,722)	$(191,501)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	12,936,190	13,324,427	12,936,190	13,198,591

Dilutive potential common shares

Stock options (1)	—	—	—	—

Denominator for dilutive earnings per share	12,936,190	13,324,427	12,936,190	13,198,591
Net income (loss) per common share	$(0.00)	$(0.02)	$(0.03)	$(0.01)
Net income (loss) per common share – assuming dilution	$(0.00)	$(0.02)	$(0.03)	$(0.01)

(1)                                  For the three and six months ended June 30, 2001 and 2002, 3,449,480 and 3,213,551 options have not been included in dilutive shares, respectively, as the effect would be anti-dilutive.

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

Overview

Our primary business is the development and distribution of content and file management software used to create and manage Web site content and file-based data.  Our software products are distributed primarily from our Web site, www.globalscape.com.  Prospective buyers may download a digital copy of any product and evaluate it free for thirty days.  Copies that are not registered (purchased) at the end of the trial period are automatically disabled.

Our goal is to be a leading provider of high quality, affordable, easy-to-use software that empowers users of all skill levels to easily create, move and manage Web content and file-based data in a secure, collaborative environment.  We derive our revenue primarily through sales of software via the Internet, although a small percentage of our products are sold through channel partners.  Revenues from the sale of software products are recognized upon shipment or electronic delivery and we bear full credit risk with respect to all sales.  The installation process for our software products is simple and requires little or no support.  The combined sales of CuteFTP and CuteFTP Pro accounted for 92% of total revenues in 2001 and 88% of total revenues in the six months ended June 30, 2002.

Our current products include:

•                                          GlobalSCAPE Secure FTP Server, a secure file server solution for technology professionals, complementing the CuteFTP Pro client application;

•              CuteFTP Pro, a business class secure file transfer application for security-conscious professionals;

•              CuteFTP, an easy-to-use file transfer application that allows users to quickly transfer files between computers;

•           CuteZIP, an easy-to-use compression utility that allows users to shrink and encrypt files for secure transfer and storage;

•              CuteSITE Builder, an easy-to-use WYSIWIG Web site building tool targeting the novice user;

•              CuteHTML and CuteMAP, productivity enhancing tools for Web site development; and

•                                          GlobalSCAPE Transfer Engine, a software developers’ toolkit for incorporating the CuteFTP Pro file transfer technology into developers’ own applications.

Also in 2002, we expect to release an entry-level Web content management product targeting companies with small to medium-size Web site development teams.  Content management solutions permit contributors from various disciplines within a company to directly control content on the company’s Web site, more efficiently manage resources and reduce maintenance costs.

We had expected to release Vdrive, a browser based virtual storage solution, in 2002.  However, our most recent analysis indicates that there is not a viable market for these types of storage solutions at this time.  Consequently, we will not be investing additional resources in Vdrive and will not market the product.

We have successfully established a brand with our file management products, CuteFTP and CuteFTP Pro.  We believe the next phase of our growth will come through the provision of software solutions that help small to medium-sized businesses manage corporate Web site content efficiently and through enhancing the ease and security of Internet file management products.  We believe there is an opportunity in the entry-level Web content management market and that our strong brand will enable us to penetrate it successfully.  We also plan to increase our penetration in the corporate market and pursue the distribution of our products in rapidly growing foreign markets.

In the years ended December 31, 2000 and 2001 and the six months ended June 30, 2002, respectively, approximately 33%, 38% and 38% of our revenues were generated from sales to customers who provided addresses in foreign countries.  These sales were concentrated mostly in Western Europe, Canada, and Australia.  In 2000, 2001 and the first six months of 2002, the UK accounted for approximately 10%, 11.5% and 11% of total revenues, respectively.  Sales to customers in foreign markets may expose us to greater risks of volatility in our revenues due to greater economic volatility in some of these countries.  Currently, all of our revenues are received in U.S. dollars so we have no exchange rate risk.  For more discussion on the risks associated with our foreign sales, you should read the information under “Risk Factors” in our Annual Report.

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

Significant Accounting Policies

Revenue Recognition

Revenues from the sale of software products are recognized and completely earned upon shipment of the product.  The installation process is simple and requires little or no support.  An installation wizard guides the user through the process.  The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $32,000 in revenue at June 30, 2002.  Total sales of technical support and maintenance agreements did not comprise a significant portion of the Company’s revenues in 2001 or the six months ended June 30, 2002.  These services, however, may become a greater portion of overall revenues in future periods, resulting in the deferral of a significant amount of revenue.

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

Certain unexercised stock options for which the Company recognized non-cash charges in 2000 and 2001 were subject to variable accounting.  The charges related to the grant and re-pricing of these options fluctuate with GlobalSCAPE’s stock price.  The number of options subject to variable accounting at March 31, 2002 was 205,429.  Our stock price closed at $0.30 per share on the last trading day of the first quarter.  GlobalSCAPE had recognized compensation expense for these options in prior periods and calculated this expense based on a fair value estimate of $0.464 per share.  The difference, $0.164 per share multiplied by the number of shares subject to variable accounting, was recorded as a reduction to compensation expense during the first quarter of 2002 of $33,690.  The 205,429 options subject to variable accounting were exercised on April 16, 2002 at an exercise price of $0.10 per share.  The Company paid a bonus to Ms. Poole-Christal related to this exercise of $28,706 as provided by the settlement agreement with her regarding the forward split effected by GlobalSCAPE, Inc. in May 2000.  GlobalSCAPE had recognized non-cash compensation expense related to these options at the date of the settlement and consequently reversed the non-cash charge when the cash bonus was paid and expensed.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are expensed as incurred.  For the six months ended June 30, 2001 and 2002 research and development expenses were $653,228 and $395,569, respectively.  No research and development expenses were capitalized in either period.

Comparison of the Three Months ended June 30, 2001 and 2002

Sales.  For the three months ended June 30, 2001 and 2002, total revenues were flat at $1,352,396 and $1,349,537, respectively.  Unit sales of our software products declined 9% from 50,292 to 45,665 due to fewer site license sales in the quarter.  The decline in volume was offset by an increase of $2.70 in the average selling price per unit.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $26,576 or 48% between periods from $55,765 for the three months ended June 30, 2001 to $82,341 for the three months ended June 30, 2002 due to increased royalty expenses related to our distribution agreement with Trellix Corporation.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt, credit card transaction fees and non-cash compensation expenses related to stock options.  For the three months ended June 30, 2001 and 2002, selling, general and administrative expenses were $847,159 and $1,013,043, respectively, an increase of $165,884 or 20%.  The increased expenses were a result of severance paid to our former CEO, Tim Nicolaou, as part of his termination in the amount of $190,000.  Excluding the severance payment to Mr. Nicolaou, total selling general and administrative expenses declined slightly over the comparable periods.  The number of persons employed by GlobalSCAPE decreased from 40 at June 30, 2001 to 32 on June 30, 2002.

Research and Development.  Research and development expenses decreased $146,434 or 43% between periods, from $337,764 to $191,330.  Reductions in external development expenses accounted for approximately $100,000 of the overall drop and reductions in internal staff accounted for the balance.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of the trademark associated with our purchase of CuteFTP.  Depreciation and amortization expense increased from $129,758 to $137,816, an increase of 6%.  This increase was due primarily to the purchase of software, computers and computer related equipment.

Settlement of Due from Parent balance.  GlobalSCAPE and ATSI settled the due from parent balance owed to GlobalSCAPE for $200,000 in cash, $50,000 in support services in future periods and for NTFC Capital Corporation’s agreement to release GlobalSCAPE as co-borrower to a capital lease executed by ATSI in 1999.  At the date of the settlement, ATSI owed GlobalSCAPE $612,304.  The settlement resulted in charges to GlobalSCAPE of $392,905.  The support services are for payroll processing and for the use of ATSI’s accounting platform, which GlobalSCAPE has shared.  It is our intention to implement a new accounting system and to begin processing payroll in the third quarter of 2002, which will eliminate any further support from ATSI.  This will result in expensing the remaining portion of the $50,000 services agreement in that period.  GlobalSCAPE expensed $3,518 related to the services agreement for the period June 11, 2002 through June 30, 2002, leaving a balance of $46,482 for this agreement in prepaid expenses.  Other charges related to the settlement included expensing prepaid D&O insurance of $27,083.  GlobalSCAPE paid ATSI $50,000 in cash for its share of the combined company’s D&O insurance policy in February of 2002.  The covered period was from December 15, 2001 through December 14, 2002.  At the date of the sale of ATSI’s majority interest, GlobalSCAPE no longer benefited from this policy and expensed the remaining prepaid amount of $27,083.

Other Income, Expense.  For the three months ended June 30, 2001 and 2002, interest expense decreased from $4,117 to $2,744, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During these same periods, we recognized interest income related to loans to ATSI of $4,902 and $10,102.  These loan balances were settled as part of the settlement with ATSI and will not generate interest income in future periods.

Income Taxes.  The provision for income taxes is computed based on the pretax income (loss) included in the Statement of Operations.  The tax benefit for federal income taxes was ($463) and ($158,470) for the three months ended June 30, 2001 and 2002, respectively.  The tax benefit for state income taxes was ($41) and ($21,962) over the same periods.  GlobalSCAPE’s effective income tax rate was 3% and 39% for the three months ended June 30, 2001 and 2002, respectively.  The Company’s effective income tax rate differs from the federal statutory rate in the three months ended June 30, 2001, and 2002, due primarily to the effect of state income taxes and the financial accounting recognition of compensation expense related to stock option grants which are non-deductible costs for income tax purposes.

Net Loss.  The net loss in the three months ended June 30, 2002 was due to the charges incurred for both the settlement of the due from parent balance with ATSI and the termination of Mr. Nicolaou.  These items combined for $582,905 in expenses and resulted in the loss from operations.

Comparison of the Six Months ended June 30, 2001 and 2002

Sales.  For the six months ended June 30, 2001 and 2002, total revenues decreased $170,166 or 6% from $2,825,605 to $2,655,439 due primarily to lower unit volume in the first quarter.  The loss of advertising revenue accounted for $33,151 of the decline.  Unit sales of our software products decreased 15% from 98,722 to 83,484, however, this decline was offset somewhat by an increase of $3.52 in the average selling price per unit.  This increase in average selling price is attributable to the introduction of CuteFTP Pro, CuteSite Builder and GlobalSCAPE’s Secure FTP Sever subsequent to the first quarter of 2001.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $71,604 or 61% between periods from $116,980 for the six months ended June 30, 2001 to $188,584 for the six months ended June 30, 2002 due to increased royalty expenses related to our distribution agreement with Trellix Corporation.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt, credit card transaction fees and non-cash compensation expenses related to stock options.  For the six months ended June 30, 2001 and 2002 selling, general and administrative expenses were $2,157,476 and $1,756,587, respectively, a decline of $400,889 or 19%.  In the six months ended June 30, 2001, we recognized $429,984 in non-cash compensation charges related to stock options granted below fair market value,

$405,000 of which was part of the settlement of a claim for adjustment of shares granted under the 1998 Stock Option Plan by Sandra Poole-Christal, our President.  In the six months ended June 30, 2002, we recognized a reduction in compensation expense of $59,396, $33,690 of which related to the 205,429 options subject to variable accounting in the first quarter of 2002.  Our stock price closed at $0.30 on the last trading day of the first quarter, $0.164 below our previous estimate of fair value.  This difference, multiplied by the number of shares subject to variable accounting, resulted in a reduction to compensation expense.   These options were exercised on April 16, 2002 for which Ms. Poole-Christal was paid a bonus of $28,706 as provided by her settlement agreement.  We had recognized non-cash compensation expense related to these options at the date of the settlement and consequently reversed the non-cash charge when the cash bonus was paid and expensed.  In addition we recognized $3,000 in expense related the options granted to CEOcast, Inc. for investor relations services.  For more information, please see the “Notes to Financial Statements–Stock-Based Compensation” and “Significant Accounting Policies–Stock-Based Compensation.”  On June 21, 2002, GlobalSCAPE, Inc. announced the termination of its CEO, Tim Nicolaou.  Mr. Nicolaou resigned from the Board of Directors and received $190,000 in severance payments as provided by his employment agreement and will continue to receive health benefits provided by the company for a period of up to twelve months.  The number of persons employed by GlobalSCAPE decreased from 40 at June 30, 2001 to 32 on June 30, 2002.

Research and Development.  Research and development expenses decreased $257,658 or 39% between periods, from $653,228 to $395,569.  The decrease was due primarily to a reduction in the amounts spent on external development resources, which had been focused on the development and release of CuteFTP Pro in the first quarter of 2001.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of the trademark associated with our purchase of CuteFTP.  Depreciation and amortization expense increased from $261,394 to $275,133, an increase of 5%.  This increase was due primarily to the purchase of software, computers and computer related equipment.

Settlement of Due from Parent balance.  GlobalSCAPE and ATSI settled the due from parent balance owed to GlobalSCAPE for $200,000 in cash, $50,000 in support services in future periods and for NTFC Capital Corporation’s agreement to release GlobalSCAPE as co-borrower to a capital lease executed by ATSI in 1999.  At the date of the settlement, ATSI owed GlobalSCAPE $612,304.  The settlement resulted in charges to GlobalSCAPE of $392,905.  The support services are for payroll processing and for the use of ATSI’s accounting platform, which GlobalSCAPE has shared.  It is our intention to implement a new accounting system and to begin processing payroll in the third quarter of 2002, which will eliminate any further support from ATSI.  This will result in expensing the remaining portion of the $50,000 services agreement in that period.  GlobalSCAPE expensed $3,518 related to the services agreement for the period June 11, 2002 through June 30, 2002, leaving a balance of $46,482 for this agreement in prepaid expenses.  Other charges related to the settlement included expensing prepaid D&O insurance of $27,083.  GlobalSCAPE paid ATSI $50,000 in cash for its share of the combined company’s D&O insurance policy in February of 2002.  The covered period was from December 15, 2001 through December 14, 2002.  At the date of the sale of ATSI’s majority interest, GlobalSCAPE no longer benefited from this policy and expensed the remaining prepaid amount of $27,083.

Other Income, Expense.  For the six months ended June 30, 2001 and 2002, interest expense decreased from $9,031 to $5,347, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During the six months ended June 30, 2001 and 2002 we recognized $4,906 and $20,756, respectively, in interest income related to loans made to ATSI.  These loan balances were settled as part of the settlement with ATSI and will not generate interest income in future periods.

Income Taxes.  The provision for income taxes is computed based on the pretax income (loss) included in the Statement of Operations.  The tax expense (benefit) for federal income taxes was $23,087 and ($128,606) for the six months ended June 30, 2001 and 2002, respectively.  The tax expense (benefit) for state income taxes was $2,037 and ($17,823) over the same periods.  GlobalSCAPE’s effective income tax rate was 7% and 43% for the six months ended June 30, 2001 and 2002, respectively.  The Company’s effective income tax rate differs from the federal statutory rate in the six months ended June 30, 2001, and

2002, due primarily to the effect of state income taxes and the financial accounting recognition of compensation expense related to stock option grants which are non-deductible costs for income tax purposes.

Net Loss.  The net loss in the six months ended June 30, 2001 was due to the $429,984 in non-cash compensation charges recognized in the period.  The net loss in the six months ended June 30, 2002 was due to both the charges related to the settlement with ATSI and the severance payments made to Mr. Nicolaou, which combined for $582,905 in expenses for the period.

Liquidity and Capital Resources

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP and CuteFTP Pro, which accounted for 88% of our revenues in the six months ended June 30, 2002.  Anything that has a negative impact on these products, such as decreased demand, will negatively impact our cash flow from operations and our ability to meet our commitments.  Demand for our products could be affected by many factors including rapid technological obsolescence.

On June 11, 2002, ATSI Communications, Inc. sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  As part of this transaction, GlobalSCAPE and ATSI settled the due from parent balance owed to GlobalSCAPE for $200,000 in cash, $50,000 in support services in future periods and for NTFC Capital Corporation’s agreement to release GlobalSCAPE as co-borrower to a capital lease executed by ATSI in 1999.  At the date of the settlement, ATSI owed GlobalSCAPE $612,304.  The settlement resulted in a charge to GlobalSCAPE of $392,905.  The support services included in the agreement are for payroll processing and for the use of ATSI’s accounting platform, which GlobalSCAPE has shared.  It is our intention to implement a new accounting system in the third quarter of 2002 and to begin processing payroll as well, which will eliminate any further support from ATSI.  This will result in expensing the remaining portion of the $50,000 services agreement in that period.  GlobalSCAPE expensed $3,518 related to the services agreement for the period June 11, 2002 through June 30, 2002, leaving a balance of $46,482 for this agreement in prepaid expenses.  Other charges related to the settlement included expensing prepaid D&O insurance of $27,083.  GlobalSCAPE paid ATSI $50,000 in cash for its share of the combined company’s D&O insurance policy in February of 2002.  The covered period was from December 15, 2001 through December 14, 2002.  At the date of the sale of ATSI’s majority interest, GlobalSCAPE no longer benefited from this policy and expensed the remaining prepaid amount of $27,083.

The due from parent balance reported by GlobalSCAPE in its 10-Q filed May 15, 2002 was $621,928, including $471,928 reported on GlobalSCAPE’s balance sheet plus an additional $150,000 loan to ATSI reported in the Subsequent Events section of that filing.  Activity affecting the due from parent balance subsequent to that filing includes: (a) the repayment by ATSI of the $150,000 note and the borrowing of an additional $150,000 by ATSI on May 23, 2002, (b) the recognition of $10,102 in interest income on the outstanding loans to ATSI, and (c) a reduction of the due from parent balance of $19,726 for cash contributions ATSI made on GlobalSCAPE’s behalf to employee 401(k) accounts under a jointly managed plan, leaving a balance of $612,304 at the settlement date.

On June 21, 2002, GlobalSCAPE, Inc. announced the termination of its CEO, Tim Nicolaou.  Mr. Nicolaou resigned from the Board of Directors and received $190,000 in severance payments as provided by his employment agreement and will continue to receive health benefits paid by the company for a period not to exceed twelve months.  The $190,000 expense is reflected in Accrued expenses on the balance sheet.

Net cash provided by operating activities was $389,133 and $226,944 for the six months ended June 30, 2001 and 2002, respectively.  Net cash provided by operating activities in the six months ended June 30, 2001 was primarily the result of adjustments related to non-cash compensation charges and depreciation and amortization offset by the net loss for the period and increases is the amount due from ATSI.  Net cash provided by operating activities in the six months ended June 30, 2002 was primarily the result of the settlement with ATSI of the due from parent balance and adjustments related to depreciation and amortization offset by the net loss for the period and increases in accounts receivable and deferred taxes.

Net cash used in investing activities for the six months ended June 30, 2001 and 2002 was $370,023 and $36,818, respectively.  Net cash used in investing activities during the six months ended June 30, 2001 was comprised of $200,000 in loans to ATSI and $170,023 in purchases of office furniture, software, computer and other equipment and leasehold improvements.  Net cash used in investing activities during the six months ended June 30, 2002 was the result of $200,000 in loans made to ATSI, $200,000 in cash received as part of the settlement with ATSI and $36,818 in purchases for computers and software.

Net cash used in financing activities during the six months ended June 30, 2001 and 2002 was $82,083 and $20,431, respectively.  Net cash used in financing activities during the six months ended June 30, 2001 consisted of $47,108 in principal payments on notes payable and $34,975 in principal payments on capital lease obligations.  Net cash used in financing activities during the six months ended June 30, 2002 consisted of $42,569 in principal payments on capital lease obligations and $22,138 in receipts from the exercise of stock options.

In March 2001, we established a line of credit with a bank in the amount of $200,000.  We did not use any of the available credit under this facility and it expired unused in February 2002.

As of June 30, 2002, we had $304,232 in cash, current assets of $696,128 and current liabilities of $375,781, resulting in working capital of $320,347.  Our principal commitments consisted of obligations outstanding under capital and operating leases and royalty agreements with third parties as well as the $190,000 severance payment to our former CEO.  We anticipate a rate of capital expenditures consistent with our anticipated growth in operations, infrastructure and personnel.  The facility that we currently occupy is expected to be sufficient for our growth through December 31, 2002.  Consequently, we do not expect significant expenditures for leasehold improvements or furniture in 2002.  We plan to expend significant resources on product development in 2002 and may also use cash to acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that operating expenses will be a material use of our cash resources.

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

In the six months ended June 30, 2002, approximately 38% of our revenues came from customers outside the United States.  However, all revenues are received in U.S. dollars so we have no exchange rate risk.

Part II.  Other Information.

Item 1.    Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

On April 4, 2002, GlobalSCAPE, Inc. issued 10,000 shares of restricted common stock to CEOcast, Inc. for investor relations services.  GlobalSCAPE, Inc. recognized $3,000 in expenses related to this grant based on the closing price of the stock on the issuance date of $0.30 per share.  The issuance of these shares was exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such act.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 4, 2002.

A proposal to elect three (3) nominees for membership on the Company’s Board of Directors, each to serve until the next Annual Meeting of Stockholders, and until their successors are duly elected and qualified.  The nominees received the following votes:

Name:	Votes for:	Votes Withheld:
Arthur L. Smith	11,543,593	44,741
H. Douglas Saathoff	11,545,999	42,335
Tim Nicolaou	11,542,986	45,348

In addition, stockholders ratified the appointment of Ernst & Young, LLP as the Company’s independent certified public accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2002.  This proposal received the following votes:

For:	11,570,986
Against:	11,370
Withheld:	5,978
Non-votes:	1,554,856

Item 5.    Other Information

None in the second quarter of 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

	1.	Form 8-K dated May 16, 2002 attaching a press release reporting earnings for the first quarter of 2002.
	2.	Form 8-K dated May 28, 2002 attaching a press release announcing the selection of a software technology partner.
	3.	Form 8-K dated June 18, 2002 announcing a change in control.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

By:	/s/ Sandra Poole-Christal
Sandra Poole-Christal
President and Chief Operating Officer
August 14, 2002

By:	/s/ Daniel McRedmond
Daniel McRedmond
Vice President Finance & Administration
(Principal Accounting and Financial Officer)
August 14, 2002