Form 10-Q
period 2002-09-30
GLOBALSCAPE INC
filed 2002-11-15
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the registrant’s common stock at November 11, 2002 was 13,358,619.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2002

GlobalSCAPE®, CuteFTP Pro®, CuteFTP®, CuteSITE Builder®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE, Inc.  GlobalSCAPE Secure FTP Server, and GlobalSCAPE Transfer Engine are trademarks of GlobalSCAPE, Inc.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2001	September 30, 2002
		(unaudited)
Assets
Current assets:
Cash	$134,537	$409,588
Accounts receivable (net of allowance for doubtful accounts of $25,104 and $35,877 at December 31, 2001 and September30, 2002, respectively)	183,796	290,055
Due from parent	461,124	—
Deferred tax assets	9,288	13,275
Prepaid expenses	19,761	57,179
Total current assets	808,506	770,097

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	195,117	216,265
Equipment	540,027	586,962
Leasehold improvements	153,576	153,576
Software development costs	158,285	158,285
	1,379,925	1,448,008
Accumulated depreciation and amortization	642,884	920,072
Net property and equipment	737,041	527,936

Other assets:
Core software technology (net of accumulated amortization of $584,209 and $719,051 at December 31, 2001 and September 30, 2002, respectively)	314,734	179,892
Deferred tax assets	137,644	255,160
Other	11,881	11,881
Total other assets	464,259	446,933
Total assets	$2,009,806	$1,744,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,714	$46,634
Accrued expenses	175,806	179,520
Current portion of capital lease obligation	70,852	60,440
Total current liabilities	310,372	286,594

Long-term liabilities:
Capital lease obligations, less current portion	77,080	31,463
Other long-term liabilities	61,684	53,272
Total long-term liabilities	138,764	84,735

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,022,190 and 13,358,619 shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively	13,022	13,359
Additional paid-in capital	707,902	670,307
Retained earnings	839,746	689,971
Total stockholders’ equity	1,560,670	1,373,637
Total liabilities and stockholders’ equity	$2,009,806	$1,744,966

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Operating revenues:
Software product revenues	$1,237,632	$1,291,169	$4,030,086	$3,946,608
Advertising revenues	170	—	33,321	—
Total revenues	1,237,802	1,291,169	4,063,407	3,946,608

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	87,475	74,146	204,455	262,730
Selling, general and administrative expenses	730,954	814,486	2,888,430	2,571,073
Research and development expenses	273,170	198,080	926,398	593,649
Depreciation and amortization	141,005	136,897	402,399	412,030
Settlement of due from parent balance	—	—	—	392,905
Total operating expense	1,232,604	1,223,609	4,421,682	4,232,387
Income (loss) from operations	5,198	67,560	(358,275)	(285,779)

Other income (expense):
Interest expense	(3,469)	(908)	(12,500)	(6,255)
Interest income]	6,720	—	11,626	20,756
Total other income (expense)	3,251	(908)	(874)	14,501
Income (loss) before income taxes	8,449	66,652	(359,149)	(271,278)

Income tax expense (benefit):
Current:
Federal	(10,230)	—	(13,502)	—
State	(902)	—	(1,191)	—
Deferred:
Federal	17,327	21,892	43,686	(106,714)
State	1,529	3,034	3,855	(14,789)
Total income tax provision (benefit)	7,724	24,926	32,848	(121,503)

Net income (loss)	$725	$41,726	$(391,997)	$(149,775)

Net income (loss) per common share - basic	$0.00	$0.00	$(0.03)	$(0.01)
Net income (loss) per common share - assuming dilution	$0.00	$0.00	$(0.03)	$(0.01)
Average shares outstanding:
Basic	12,936,190	13,358,619	12,936,190	13,252,520
Diluted	14,262,212	14,277,122	12,936,190	13,252,520

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2001	2002
Operating Activities:
Net income (loss)	$(391,997)	$(149,775)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	101,437	72,140
Depreciation and amortization	402,399	412,030
Non-cash compensation	442,401	(59,396)
Deferred taxes	21,247	(121,503)

Changes in operating assets and liabilities:

Accounts receivable	(48,888)	(178,399)
Prepaid expenses	(24,700)	(37,418)
Other long term assets	(2,150)	—
Accounts payable	(143,335)	(17,080)
Accrued and other liabilities	(37,944)	(4,698)
Due from parent	134,270	461,124
Net cash provided by operating activities	452,740	377,025

Investing Activities:
Loans to parent	(200,000)	(200,000)
Settlement of due from parent balance	—	200,000
Purchase of property and equipment	(187,602)	(68,083)
Net cash used in investing activities	(387,602)	(68,083)

Financing Activities:
Issuance of common stock	—	22,138
Principal payments on notes payable	(47,108)	—
Principal payments on capital lease obligations	(52,817)	(56,029)
Net cash used in financing activities	(99,925)	(33,891)
Net increase (decrease) in cash	(34,787)	275,051
Cash at beginning of period	113,591	134,537
Cash at end of period	$78,804	$409,588

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

GlobalSCAPE was incorporated in April 1996.  The Company’s primary business is the development and distribution of content and file management software applications that enable users of all skill levels to easily create, move and manage Web content and file-based data securely.  GlobalSCAPE is best known for its file management product line including the widely used file transfer program, CuteFTP®.

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

Related Party Transactions

On June 11, 2002, ATSI Communications, Inc. sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  Contemporaneously with this transaction, GlobalSCAPE agreed to compromise and settle a $612,304 inter-company balance owed to it by ATSI, which resulted in charges to GlobalSCAPE of  $392,905.  The balance was settled for (i) 200,000 in cash from ATSI; (ii) NTFC Capital Corporation’s release of GlobalSCAPE as a co-borrower on a capital lease executed by ATSI in 1999, and (iii) ATSI’s agreement to provide $50,000 worth of transition support services to GlobalSCAPE over the nine months ending March 11, 2003, including payroll administration and GlobalSCAPE’s continued use of a shared accounting platform.  However, we completed our transition from ATSI’s payroll and accounting systems during the third quarter of 2002 and expensed the remainder of the support services, approximately $46,000, during the third quarter.  In addition, prepaid insurance coverage under a joint policy with ATSI was lost to GlobalSCAPE as a result of the change in control, resulting in a charge against GlobalSCAPE’s prepaid assets of $27,083 during the second quarter of 2002.

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

Ms. Poole-Christal exercised 205,429 options on April 16, 2002 at an exercise price of $0.10 per share.  Upon exercise, the company paid Ms. Poole-Christal cash of $28,706 pursuant to the terms of the settlement agreement entered into between the company and Ms. Poole-Christal on April 20, 2001 related to the adjustment of her options as a result of the company’s 7.6:1 forward stock split in May 2000.  GlobalSCAPE had recognized non-cash compensation expense related to those options at the date of the settlement and consequently reversed the non-cash charge when the cash bonus was paid and expensed.

These 205,429 options were subject to variable accounting, meaning that the charges related to the grant and re-pricing of these options fluctuated with GlobalSCAPE’s stock price.  GlobalSCAPE recognized compensation expense for these options in prior periods based on a fair value estimate of $0.464 per share.  Our stock price closed at $0.30 as of the last trading day of the first quarter.  Therefore, the difference between $0.464 and $0.30, multiplied by the 205,429 options, or $33,690, was recorded as reduction to compensation expense for the first quarter.  No outstanding options are currently subject to variable accounting.

During the quarters ended March 31 and June 30, 2002, 121,000 and 205,429 options were exercised, respectively.  No options were exercised during the quarter ended September 30, 2002.

Stock Issuance

On April 4, 2002, GlobalSCAPE, Inc. issued 10,000 shares of restricted common stock to CEOcast, Inc. for investor relations services.  GlobalSCAPE, Inc. recognized $3,000 in expenses related to this grant based on the closing price of the stock on the issuance date of $0.30 per share.

Debt

At September 30, 2002, the Company had no long-term debt outstanding.  On March 20, 2001 GlobalSCAPE established a line of credit with a bank in the amount of $200,000.  GlobalSCAPE did not use any of the available credit under the facility and it expired unused in February 2002 and was not renewed.

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

	Three months ended September 30,		Nine months ended September 30,
	2001	2002	2001	2002
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$725	$41,726	$(391,997)	$(149,775)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	12,936,190	13,358,619	12,936,190	13,252,520

Dilutive potential common shares
Stock options(1)	1,326,022	918,503	—	—
Denominator for dilutive earnings per share	14,262,212	14,277,122	12,936,190	13,252,520
Net income (loss) per common share	$0.00	$0.00	$(0.03)	$(0.01)
Net income (loss) per common share - assuming dilution	$0.00	$0.00	$(0.03)	$(0.01)

(1)          For the nine months ended September 30, 2001 and 2002, 3,643,480 and 3,013,551 options have not been included in dilutive shares, respectively, as the effect would be anti-dilutive.

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

Overview

Our primary business is the development and distribution of content and file management software used to create and manage Web content and file-based data.  Our software products are distributed primarily from our Web site, www.globalscape.com.  Prospective buyers may download a digital copy of any product and evaluate it free for thirty days.  If a license is not purchased by the end of the trial period, the copy is permanently disabled.

Our goal is to be a leading provider of high quality, affordable, easy-to-use software that empowers users of all skill levels to easily create, move and manage Web content and file-based data securely.  We derive our revenue primarily through sales of software via the Internet, although a small percentage of our products are sold through other distribution channels.  Revenues from the sale of software products are recognized upon shipment or electronic delivery and we bear full credit risk with respect to all sales.  The installation process for our software products is simple and requires little or no support.  The combined sales of CuteFTP and CuteFTP Pro accounted for 92% of total revenues in 2001 and 88% of total revenues in the nine months ended September 30, 2002.

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

•                  CuteSITE Builder, an easy-to-use WYSIWIG (What You See Is What You Get) Web site building tool targeting the novice user;

•                  CuteHTML and CuteMAP, productivity enhancing tools for Web site development; and

•                  GlobalSCAPE Transfer Engine, a software developers’ toolkit for incorporating the CuteFTP Pro file transfer technology into developers’ own applications.

Also in late 2002 and early 2003, we expect to release three new products: an entry-level Web content management product, a web survey tool and a web hosting service.

Our content management product will target companies with small to medium-size Web site development teams.  Content management solutions permit contributors from various disciplines within a company to directly control designated content on the company’s Web site, more efficiently manage resources and reduce maintenance costs.

Our web survey tool will target small to medium sized companies operating web sites and allows them to easily create and manage web surveys.

Our web hosting services will target consumers and we believe will be a complimentary service to our CuteFTP and CuteSITE Builder software products.

We had expected to release Vdrive, a browser based virtual storage solution, in 2002.  However, our most recent analysis indicates that there is not a viable market for these types of storage solutions at this time.  Consequently, we will not be investing additional resources in Vdrive and will not market the product.

We have successfully established a brand with our file management products, CuteFTP and CuteFTP Pro.  We believe the next phase of our growth will come through the provision of software solutions that help small to medium-sized businesses manage corporate Web site content efficiently by providing additional products and services to Web site operators and through enhancing the ease and security of our Internet file management products.  We believe there is an opportunity in the entry-level Web content management market and that our strong brand combined with a market-driven product will enable us to penetrate it successfully.  We also plan to increase our penetration in the corporate market and pursue the distribution of our products in growing foreign markets.

In the years ended December 31, 2000 and 2001 and the nine months ended September 30, 2002, respectively, approximately 33%, 38% and 39% of our revenues were generated from sales to customers who provided addresses in foreign countries.  These sales were concentrated mostly in Western Europe, Canada, and Australia.  In 2000, 2001 and the first nine months of 2002, the UK accounted for approximately 10%, 11.5% and 11.5% of total revenues, respectively.  Sales to customers in foreign markets may expose us to greater risks of volatility in our revenues due to greater economic volatility in some of these countries.  Currently, all of our revenues are received in U.S. dollars so we have no exchange rate risk.  For more discussion on the risks associated with our foreign sales, you should read the information under “Risk Factors” in our Annual Report.

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

Significant Accounting Policies

Revenue Recognition

Revenues from the sale of software products are recognized and completely earned upon shipment of the product.  The installation process is simple and requires little or no support.  An installation wizard guides the user through the process.  The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $50,000 in revenue at September 30, 2002.  Total sales of technical support and maintenance agreements did not comprise a significant portion of the Company’s revenues in 2001 or the nine months ended September 30, 2002.  These services, however, may become a greater portion of overall revenues in future periods, resulting in the deferral of a significant amount of revenue.

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

Ms. Poole-Christal exercised 205,429 options on April 16, 2002 at an exercise price of $0.10 per share.  Upon exercise, the company paid Ms. Poole-Christal cash of $28,706 pursuant to the terms of the settlement agreement entered into between the company and Ms. Poole-Christal on April 20, 2001 related to the adjustment of her options as a result of the company’s 7.6:1 forward stock split in May 2000.  GlobalSCAPE had recognized non-cash compensation expense related to those options at the date of the settlement and consequently reversed the non-cash charge when the cash bonus was paid and expensed.

These 205,429 options were subject to variable accounting, meaning that the charges related to the grant and re-pricing of these options fluctuated with GlobalSCAPE’s stock price.  GlobalSCAPE recognized compensation expense for these options in prior periods based on a fair value estimate of $0.464 per share.  Our stock price closed at $0.30 as of the last trading day of the first quarter.  Therefore, the difference between $0.464 and $0.30, multiplied by the 205,429 options, or $33,690, was recorded as reduction to compensation expense for the first quarter.  No outstanding options are currently subject to variable accounting.

During the quarters ended March 31 and June 30, 2002, 121,000 and 205,429 options were exercised, respectively.  No options were exercised during the quarter ended September 30, 2002.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and outside consultants, related to the development of new products and significant enhancements to existing products and are expensed as incurred.  For the nine months ended September 30, 2001 and 2002 research and development expenses were $926,398 and $593,649, respectively.  No research and development expenses were capitalized in either period.

Comparison of the Three Months ended September 30, 2001 and 2002

Sales.  For the three months ended September 30, 2001 and 2002, total revenues were $1,237,802 and $1,291,169, respectively, a 4% increase..  Unit sales of our software products grew slightly from approximately 42,000 to 44,000 in the respective periods.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues declined $13,329 or 15% between periods from $87,475 for the three months ended September 30, 2001 to $74,146 for the three months ended September 30, 2002 due to decreased royalty expenses and packaging costs.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods as a result of software distribution agreements with third parties.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt, credit card transaction fees and non-cash compensation expenses related to stock options.  For the three months ended September 30, 2001 and 2002, selling, general and administrative expenses were $730,954 and $814,486, respectively, an increase of $83,532 or 11%.  The increased expenses were primarily a result of expensing the services agreement with ATSI during the period of approximately $46,000.  The number of persons employed by GlobalSCAPE increased from 33 at September 30, 2001 to 37 on September 30, 2002.

Research and Development.  Research and development expenses decreased $75,090 or 27% between periods, from $273,170 to $198,080.  Reductions in external development expenses accounted for approximately $34,000 of the overall drop and reductions in internal staff accounted for the balance.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of the trademark associated with our purchase of CuteFTP.  Depreciation and amortization expense decreased from $141,005 to $136,897, a 3% decline.

Other Income, Expense.  For the three months ended September 30, 2001 and 2002, interest expense decreased from $3,469 to $908, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During the third quarter of 2001 we recognized interest income related to loans to ATSI of $6,720.  These loan balances were settled as part of the agreement with ATSI and will not generate interest income in future periods.

Income Taxes.  The provision for income taxes is computed based on the pretax income included in the Statement of Operations.  The tax expense for federal income taxes was $7,097 and $21,892 for the three months ended September 30, 2001 and 2002, respectively.  The tax expense for state income taxes was $627 and $3,034 over the same periods.  GlobalSCAPE’s effective income tax rate was 91% and 37% for the three months ended September 30, 2001 and 2002, respectively.  The Company’s effective income tax rate differs from the federal statutory rate in the three months ended September 30, 2001 due primarily to the effect of the financial accounting recognition of compensation expense related to stock option grants, which are non-deductible costs for income tax purposes.  The Company’s effective income tax rate differs from the federal statutory rate in the three months ended September 30, 2002 due primarily to the effect of state income taxes.

Net Income.  When compared to the same period in 2001, the increase in net income in the three months ended September 30, 2002 was due primarily to the modest increase in revenues and relatively flat total operating expenses, despite charges incurred during the period related to the services agreement with ATSI.

Comparison of the Nine Months ended September 30, 2001 and 2002

Sales.  For the nine months ended September 30, 2001 and 2002, total revenues decreased $116,799 or 3% from $4,063,407 to $3,946,608 due primarily to lower unit volume in the first quarter of 2002.  The loss of advertising revenue accounted for $33,321 of the decline.  Unit sales of our software products decreased 9% from approximately 140,000 to 127,000, however, this decline was offset somewhat by an increase of $2.28 in the average selling price per unit.  This increase in average selling price is attributable to the introduction of CuteFTP Pro, CuteSite Builder and GlobalSCAPE’s Secure FTP Sever subsequent to the first quarter of 2001.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $58,275 or 29% between periods from $204,455 for the nine months ended September 30, 2001 to $262,730 for the nine months ended September 30, 2002 due to increased royalty expenses related to our distribution agreement with Trellix Corporation which began in June of 2001.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods as a result of software distribution agreements with third parties.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt, credit card transaction fees and non-cash compensation expenses related to stock options.  For the nine months ended September 30, 2001 and 2002 selling, general and administrative expenses were $2,888,430 and $2,571,073, respectively, a decline of $317,357 or 11%.

In the nine months ended September 30, 2001, we recognized $442,401 in non-cash compensation charges related to stock options granted below fair market value, $405,000 of which was part of the settlement of a claim for adjustment of shares granted under the 1998 Stock Option Plan by Sandra Poole-Christal, our President.

In the nine months ended September 30, 2002, we recognized a reduction in compensation expense of $59,396, $33,690 of which related to the 205,429 options subject to variable accounting in the first quarter of 2002.

Ms. Poole-Christal exercised 205,429 options on April 16, 2002 at an exercise price of $0.10 per share.  Upon exercise, the company paid Ms. Poole-Christal cash of $28,706 pursuant to the terms of the settlement agreement entered into between the company and Ms. Poole-Christal on April 20, 2001 related to the adjustment of her options as a result of the company’s 7.6:1 forward stock split in May 2000.  GlobalSCAPE had recognized non-cash compensation expense related to those options at the date of the settlement and consequently reversed the non-cash charge when the cash bonus was paid and expensed.

These 205,429 options were subject to variable accounting meaning that the charges related to the grant and re-pricing of these options fluctuated with GlobalSCAPE’s stock price.  GlobalSCAPE recognized compensation expense for these options in prior periods based on a fair value estimate of $0.464 per share.  Our stock price closed at $0.30 as of the last trading day of the first quarter.  Therefore, the difference between $0.464 and $0.30, multiplied by the 205,429 options, or $33,690, was recorded as reduction to compensation expense for the first quarter.  No outstanding options are currently subject to variable accounting.

In addition we recognized $3,000 in expense related the shares issued to CEOcast, Inc. for investor relations services.  For more information, please see the “Notes to Financial Statements–Stock-Based Compensation” and “Significant Accounting Policies–Stock-Based Compensation.”

On June 21, 2002, GlobalSCAPE, Inc. announced the termination of its CEO, Tim Nicolaou.  Mr. Nicolaou resigned from the Board of Directors and received $190,000 in severance payments as provided by his employment agreement and will continue to receive health benefits provided by the company for a period of up to twelve months.  The number of persons employed by GlobalSCAPE increased from 33 at September 30, 2001 to 37 on September 30, 2002.

Research and Development.  Research and development expenses decreased $332,749 or 36% between periods, from $926,398 to $593,649.  The decrease was due primarily to a $211,000 reduction in the amounts spent on external development resources.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of the trademark associated with our purchase of CuteFTP.  Depreciation and amortization expense increased from $402,399 to $412,030, an increase of 2%.

Settlement of Due from Parent balance.  On June 11, 2002, ATSI Communications, Inc. sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  Contemporaneously with this transaction, GlobalSCAPE agreed to compromise and settle a $612,304 inter-company balance owed to it by ATSI, which resulted in charges to GlobalSCAPE of  $392,905.  The balance was settled for (i) 200,000 in cash from ATSI; (ii) NTFC Capital Corporation’s release of GlobalSCAPE as a co-borrower on a capital lease executed by ATSI in 1999, and (iii) ATSI’s agreement to provide $50,000 worth of transition support services to GlobalSCAPE over the nine months ending March 11, 2003, including payroll administration and GlobalSCAPE’s continued use of a shared accounting platform.  However, we completed our transition from ATSI’s payroll and accounting systems during the third quarter of 2002 and expensed the remainder of the support services, approximately $46,000, during the third quarter.  In addition, prepaid insurance coverage under a joint policy with ATSI was lost to GlobalSCAPE as a result of the change in control, resulting in a charge against GlobalSCAPE’s prepaid assets of $27,083 during the second quarter of 2002.

Other Income, Expense.  For the nine months ended September 30, 2001 and 2002, interest expense decreased from $12,500 to $6,255, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During the nine months ended September 30, 2001 and 2002 we recognized $11,626 and $20,756, respectively, in interest income related to loans made to ATSI.  These loan balances were settled as part of the settlement with ATSI and will not generate interest income in future periods.

Income Taxes.  The provision for income taxes is computed based on the pretax income (loss) included in the Statement of Operations.  The tax expense (benefit) for federal income taxes was $30,184 and ($106,714) for the nine months ended September 30, 2001 and 2002, respectively.  The tax expense (benefit) for state income taxes was $2,664 and ($14,789) over the same periods.  GlobalSCAPE’s effective income tax rate was 9% and 45% for the nine months ended September 30, 2001 and 2002, respectively.  The Company’s effective income tax rate differs from the federal statutory rate in the nine months ended September 30, 2001, and 2002, due primarily to the effect of state income taxes and the financial accounting recognition of compensation expense related to stock option grants which are non-deductible costs for income tax purposes.

Net Loss.  The net loss in the nine months ended September 30, 2001 was due to the $442,401 in non-cash compensation charges recognized in the period.  The net loss in the nine months ended September 30, 2002 was due to both the charges related to the settlement with ATSI and the severance payments made to Mr. Nicolaou, which combined for $582,905 in expenses for the period.

Liquidity and Capital Resources

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP and CuteFTP Pro, which accounted for 88% of our revenues in the nine months ended September 30, 2002.  Anything that has a negative impact on these products, such as decreased demand, will negatively impact our cash flow from operations and our ability to meet our commitments.  Demand for our products could be affected by many factors including rapid technological obsolescence.  For more discussion on the risks that might affect demand for our products, you should read the information under “Risk Factors” in our Annual Report.

On June 11, 2002, ATSI Communications, Inc. sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  Contemporaneously with this transaction, GlobalSCAPE agreed to compromise and settle a $612,304 inter-company balance owed to it by ATSI, which resulted in charges to GlobalSCAPE of  $392,905.  The balance was settled for (i) 200,000 in cash from ATSI; (ii) NTFC Capital Corporation’s release of GlobalSCAPE as a co-borrower on a capital lease executed by ATSI in 1999, and (iii) ATSI’s agreement to provide $50,000 worth of transition support services to GlobalSCAPE over the nine months ending March 11, 2003, including payroll administration and GlobalSCAPE’s continued use of a shared accounting platform.  However, we completed our transition from ATSI’s payroll and accounting systems during the third quarter of 2002 and expensed the remainder of the support services, approximately $46,000, during the third quarter.  In addition, prepaid insurance coverage under a joint policy with ATSI was lost to GlobalSCAPE as a result of the change in control, resulting in a charge against GlobalSCAPE’s prepaid assets of $27,083 during the second quarter of 2002.

On June 21, 2002, GlobalSCAPE, Inc. announced the termination of its CEO, Tim Nicolaou.  Mr. Nicolaou resigned from the Board of Directors and received $190,000 in severance payments as provided by his employment agreement and will continue to receive health benefits paid by the company for a period not to exceed twelve months.

Net cash provided by operating activities was $452,740 and $377,025 for the nine months ended September 30, 2001 and 2002, respectively.  Net cash provided by operating activities in the nine months ended September 30, 2001 was primarily the result of adjustments related to non-cash compensation charges and depreciation and amortization offset by the net loss for the period.  Net cash provided by operating activities in the nine months ended September 30, 2002 was primarily the result of the settlement with ATSI of the due from parent balance and adjustments related to depreciation and amortization offset by the net loss for the period and increases in accounts receivable and deferred taxes.

Net cash used in investing activities for the nine months ended September 30, 2001 and 2002 was $387,602 and $68,083, respectively.  Net cash used in investing activities during the nine months ended September 30, 2001 was comprised of $200,000 in loans to ATSI and $187,602 in purchases of office furniture, software, computer and other equipment and leasehold improvements.  Net cash used in investing activities during the nine months ended September 30, 2002 was comprised of $200,000 in loans made to ATSI, $200,000 in cash received as part of the settlement with ATSI and $68,083 in purchases for computers and software.

Net cash used in financing activities during the nine months ended September 30, 2001 and 2002 was $99,925 and $33,891, respectively.  Net cash used in financing activities during the nine months ended September 30, 2001 consisted of $47,108 in principal payments on notes payable and $52,817 in principal payments on capital lease obligations.  Net cash used in financing activities during the nine months ended September 30, 2002 consisted of $56,029 in principal payments on capital lease obligations and $22,138 in receipts from the exercise of stock options.

In March 2001, we established a line of credit with a bank in the amount of $200,000.  We did not use any of the available credit under this facility and it expired unused in February 2002.

As of September 30, 2002, we had $409,588 in cash, current assets of $770,097 and current liabilities of $286,594, resulting in working capital of $483,503.  Our principal commitments consisted of obligations outstanding under capital and operating leases as well as royalty agreements with third parties. Beginning in the fourth quarter of 2002 and continuing throughout 2003, we plan to significantly increase our expenditures for marketing and advertising programs in connection with the release of our new products, particularly our Web content management product.  In addition, we plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  In addition, we anticipate that operating expenses will be a material use of our cash resources.  The facility that we currently occupy is expected to be sufficient for our growth for the next twelve months.  Consequently, we do not expect significant expenditures for leasehold improvements or furniture for this period.

We have no plans or commitments to incur expenses in excess of our current working capital and immediately foreseeable cash flows generated from operations.  Therefore, we do not expect to seek external financing in the immediately foreseeable future.

Inflation

Increases in inflation generally result in higher interest rates and operating costs.  Our greatest exposure is to the cost of salaries and general and administrative expenses. To date we believe that inflation has not had a significant impact on our operations.

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

In the nine months ended September 30, 2002, approximately 40% of our revenues came from customers outside the United States.  However, all revenues are received in U.S. dollars so we have no exchange rate risk.

Item 4.  Controls and Procedures

a)              Evaluation of disclosure controls and procedures.  Within the 90 days prior to the filing date of this report, our President and Director of Finance and Administration carried out an evaluation of GlobalSCAPE’s disclosure controls and procedures (as defined SEC Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) and concluded that the controls and procedures are effective in recording, processing, summarizing and reporting the information required to be disclosed by GlobalSCAPE in the reports it files with the SEC under the Exchange Act within the time periods specified in the SEC’s rules and forms.

b)             Changes in internal controls.  There were no material changes in GlobalSCAPE’s internal controls subsequent to the evaluation described above.

Part II.  Other Information.

Item 1.    Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

None in the third quarter of 2002.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

None in the third quarter of 2002.

Item 5.    Other Information

None in the third quarter of 2002.

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Exhibits

99.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

None in the third quarter of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

By:	/s/ Sandra Poole-Christal
Sandra Poole-Christal
President and Chief Operating Officer
November 14, 2002

By:	/s/ Daniel McRedmond
Daniel McRedmond
Vice President Finance and Administration
(Principal Accounting and Financial Officer)
November 14, 2002

I, Sandra Poole-Christal, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of GlobalSCAPE, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);  and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based n our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or person performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;  and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Sandra Poole-Christal
Sandra-Poole Christal
President and Chief Operating Officer

I, Daniel McRedmond, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of GlobalSCAPE, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”);  and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based n our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or person performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls;  and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Daniel McRedmond
Daniel McRedmond
Vice President Finance and Administration