Form 10-K
period 2002-12-31
GLOBALSCAPE INC
filed 2003-03-31
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

☒ Yes             ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Yes             ☒ No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $823,627 as of the last business day of the registrant’s most recently completed second fiscal quarter.   On this date there were 13,358,619 shares of common stock outstanding, of which 3,580,985 were held by non-affiliates.  The closing sales price on that date was $0.23 per share on the NASD’s OTC Bulletin Board.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be held in June 2003, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP Pro®, CuteFTP®, CuteZIP®, CuteHTML®, CuteMAP® and CuteSITE Builder® are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, PureCMS, and GlobalSCAPE Transfer Engine are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this annual report are the property of their respective owners.

In May 2000, our board of directors approved a 7.6 for 1 stock split.  All information in this Annual Report has been adjusted to reflect the effects of this stock split.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward-looking statements” are those statements that are not of historical fact, but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Annual Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.”  Although we believe these beliefs and expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report and other documents filed with the Securities and Exchange Commission.  Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Annual Report.

PART I

Item 1.    Business

Company Overview

GlobalSCAPE develops and distributes Internet related software, including file management, content management and Web development tools.  We started in 1996 with the distribution of CuteFTP and have achieved significant success and popularity with this product.  We built on this success by steadily adding complementary products and believe we now have a reputation as a provider of easy-to use, affordable software.  Since 2000 we have focused on enhancing our portfolio of products to meet the increasing demand for data security and for solutions that permit non-technical personnel to contribute content to their organization’s Web sites.  Our software is used worldwide across a wide range of industries.  We have sold approximately 800,000 software licenses to date and our customer base includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

We distribute our software primarily via download from our Web site, www.globalscape.com.  Prospective buyers may use our software products for free for a thirty-day evaluation period.  The programs are automatically disabled if a license is not purchased by the end of the trial period.  Our current products range in price from $19.95 to $350 per user and most purchases are made online using a credit card.  Our software is also available for download from a variety of independent Internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia.  We distribute a limited number of copies on CD in CompUSA, Fry’s and Micro Center stores in the United States and through numerous international resellers.  We provide free customer support via a searchable knowledge base on our Web site and sell “live” support and maintenance packages.

During 2002 approximately 62% of our revenues were generated from customers within the United States, with the remaining 38% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our 2002 revenues were derived from sales of software licenses and support agreements.  In previous years, up to 10% of our revenues were derived from sales of advertising space from within our software, but we discontinued selling ad space in early 2001 in light of the collapse of the market for Internet-based advertising.  The combined sales of CuteFTP and CuteFTP Pro accounted for 92% and 85% of our revenues in 2001 and 2002, respectively.

Products

Our current products include Windows®-based, browser-based and server software applications.

CuteFTP.  CuteFTP is a file transfer protocol, or “FTP”, client.  Although the term “FTP” is not a household word, the protocol is well known and heavily used in the information technology world.   Like the more widely known “HTTP” that underlies the World Wide Web, FTP is simply a format that allows computers to exchange information over the Internet or other networks.  CuteFTP is a “client-side” program, meaning that it permits a user to request a file from or send a file to an FTP server or host computer.  The user base for this program ranges from corporate MIS professionals who use it to transfer data between locations via the Internet, to individual Web site operators who use it to upload their Web pages to their Web hosting provider.  CuteFTP simplifies file transfer protocol by hiding the technical processes behind a user-friendly, graphical interface, which allows users to “drag `n drop” files between computers.  It includes an automatic reconnection feature that resumes broken transfers, a transfer queue and a built in HTML editor that allows remote editing of Web pages.  CuteFTP has won several awards, including the CNet Editors’ Choice award, and has been favorably reviewed in leading online and print trade journals such as PC Magazine, WindowsNT, Yahoo Internet Life, CNet’s Download.com and Tucows, as being the most powerful, easy-to-use file transfer protocol program available.  We offer CuteFTP in German, French, Spanish, Japanese and Traditional and Simplified Chinese.  CuteFTP was first released in February 1995 by its original author, and was first distributed as a commercial product by GlobalSCAPE in April 1996.

CuteFTP Pro.  CuteFTP Pro is a secure FTP client designed for advanced users and information technology professionals.  CuteFTP Pro incorporates standards for encrypted transfers using Secure Socket Layer (SSL), HTTP, and SSH2, as well as advanced S/KEY password encryption.   It includes various features attractive to advanced users such as multi-part and concurrent file transfers to maximize transfer speed, scheduled file transfers, automated site backups and scripting ability for automating FTP tasks.  CuteFTP Pro has been favorably reviewed by leading online publications including CNet’s Download.com, ZDNet and PC Review.  CuteFTP Pro was released in March 2001.

CuteSite Builder.  CuteSITE Builder is a WYSIWYG (what you see is what you get) Web site creation tool enabling anyone, regardless of skill level, to easily create, publish and manage a high quality Web site without having to learn HTML, FTP or graphic design.  Users choose the design and type of Web site they would like to create from professionally designed templates, add personalized content such as family photos, images and links and publish their Web site with just one click.  This program is based on technology licensed from Trellix Corporation and previously distributed as Trellix Web.  CuteSITE Builder was first released by GlobalSCAPE in June 2001.

GlobalSCAPE Secure FTP Server.  GlobalSCAPE Secure FTP Server complements CuteFTP Pro and other professional FTP clients by enabling encrypted transfers using Secure Socket Layer (SSL) and advanced S/KEY password encryption.  When used with CuteFTP Pro, Secure FTP Server offers a complete digital certificate management system, giving system administrators the ability to create, sign, import, export and add digital certificates.  Additional features include full remote management capability, the ability to operate multiple FTP sites with unique directory structures from a single server and manage user accounts with advanced restriction settings for maximum security and control.  Secure FTP Server has been favorably reviewed by leading online publications including Server Watch and File Forum. GlobalSCAPE Secure FTP Server was first released in January 2002.

CuteZIP. CuteZIP is a file compression program that enables users to shrink and encrypt files for secure transfer and storage using “strong” or 128-bit encryption.  Users may compress files across multiple disks or within a directory for easy download or storage.  Users may also create encrypted self-extracting files that may be opened by a recipient without the use of a zip utility.   CuteZIP has won the CNet Editors’

Choice award and has been favorably reviewed by leading online publications such as CNet’s Download.com, MP3.com and Tucows.   CuteZIP was first released in September 1999.

CuteHTML. CuteHTML is a text-based HTML (hypertext markup language) editor used to create Web pages. It includes various productivity enhancing features such as color coded tags for easy code identification, tag tips for quick access to standard HTML tags, multiple document find and replace, spell check, code for individual browsers, tabbed interface and the ability to edit files on remote servers when used in conjunction with CuteFTP.  CuteHTML has been favorably reviewed in leading online and print publications including CNet’s Download.com, ZDNET and Tucows.  CuteHTML was first released in January 1999.

CuteMAP. CuteMAP is an image-mapping tool designed to help HTML users create clickable images on their Web site graphics for improved navigation.  Users select the area of an image that they want “hot,” and tell CuteMAP where the image should point.  CuteMAP automatically creates the image map code, which can be copied to an existing HTML document.  CuteMAP has been favorably reviewed in leading online and print publications including CNet’s Download.com, ZDNET, Tucows and LockerGnome. CuteMAP was first released in September 1999.

GlobalSCAPE Web Hosting.  We also offered a GlobalSCAPE-branded Web hosting service from our Web site beginning in November 2002.  The service is provided by Ampira, a division of FortuneCity.com. We receive a commission on paid accounts.  This service did not account for a significant portion of our revenue in 2002.

PureCMS.  PureCMS is our content management program released in January 2003.  “Content management” generally refers to software that streamlines the process for managing information on a Web site or intranet.  PureCMS is designed to solve basic problems endemic to maintaining current information on a Web site such as bottlenecks in the IT department, lack of control and accountability, and miscommunication between content authors and Web professionals.  Using PureCMS, a company’s Web administrator may give non-technical personnel the ability to directly revise designated content.  For example, the marketing department could modify pricing, product descriptions and graphics while the human resources department updated its job postings, all without the involvement of technical personnel.  Access by non-technical personnel is limited, however, so that the Web site administrator’s ability to protect the overall infrastructure and design of the site is not compromised.  The program is browser-based with a Windows-like interface, so users can easily access and work on Web sites, eliminating the need for special training.  Changes are made to a copy of an organization’s Web site in a staging area and published to the live site only after group leaders or Web site administrators approve the content for publishing.   Additional features include WYSIWYG (what you see is what you get) editing, visual comparison of proposed changes to the live site, e-mail notification of changes and activity, site statistics, versioning and archiving.  PureCMS works with any Web site development tool including popular applications such as Front Page and DreamWeaver, and can be implemented without deconstructing (re-building) the existing Web site.  The program is scaled to meet the needs of small to medium-sized businesses, but can be used by large organizations for intranet or independent Web site management.  PureCMS was released in January 2003.

Web Survey.  Web Survey is an easy-to-use program for conducting surveys on Web sites.  Users may design and publish questionnaires and gather results in their e-mail in-box, without the need for custom programming.  The program includes tools for the analysis and presentation of results.  Web Survey is scheduled for release in the second quarter of 2003.

History and Recent Developments

GlobalSCAPE was organized as a Delaware corporation in April 1996 when we obtained the right to distribute CuteFTP from its original author.  Our former parent, ATSI Communications, Inc. (ATSI), established GlobalSCAPE as a wholly owned subsidiary dedicated to the development, marketing and support of Internet software products and the execution of other strategies unrelated to ATSI’s core telecommunications business.  In 1998, we purchased all rights to CuteFTP from its author and in 1999 began developing and selling complementary products under the “Cute” brand such as CuteHTML and CuteMAP.  In September 2000, ATSI distributed approximately 27% of its GlobalSCAPE common stock to its shareholders.  As a result of this partial spin off, we became a reporting company under the Securities Exchange Act of 1934.  In June 2002, ATSI sold its remaining interest in the company to a San Antonio-based joint venture.

Significant recent developments are as follows:

•                  January 2002:                We released GlobalSCAPE Secure FTP Server.

•                  February 2002:            Our stock began to be quoted on the NASD’s OTC Bulletin Board.

•                  May 2002:  We announced our technology license agreement with Hannon Hill Corporation for the core software used in our PureCMS program, released January 2003.

•                  June 2002:  ATSI Communications, Inc. sold its majority interest in GlobalSCAPE to a San Antonio-based joint venture.

•                  June 2002:  We released CuteFTP XP, our file transfer program optimized for Microsoft’s XP desktop operating system.

•                  June 2002:  The Board of Directors terminated the employment of our former CEO, and Sandra Poole-Christal resumed the leadership of the company.

•                  August 2002:  CuteFTP won “Best Internet Enhancement Application” at the 2002 Shareware Industry Conference.

•                  October 2002:  CuteZIP won the CNet Editors’ Choice award.

•                  November 2002: We released CuteFTP Pro 3.0 with new security and other enhancements.

•                  December 2002:  We announced our technology license agreement with Perseus Development Corporation for the software that is the basis of our Web Survey program scheduled for release in the second quarter of 2003.

•                  January 2003:  We released PureCMS, our content management solution.

•                  January 2003:  Sandra Poole-Christal was elected to the Board of Directors.

Also in December 2002, the Board of Directors and the majority shareholder of GlobalSCAPE, Inc. approved a corporate restructuring whereby two wholly-owned subsidiaries were formed, which in turn formed a new Texas limited partnership, GlobalSCAPE Texas, LP.  All of the assets and liabilities of GlobalSCAPE, Inc. were transferred to GlobalSCAPE Texas, LP effective January 1, 2003 and the operations of the company will be conducted in that entity going forward.  This structure permits the Company to achieve certain tax benefits, and may also provide flexibility in the management and financing of the Company in the future.

The restructuring did not affect the common stock of GlobalSCAPE, Inc. or the interests of the stockholders of GlobalSCAPE, Inc. in the Company.  The entire interest in the new operating entity, GlobalSCAPE Texas, LP, is owned by GlobalSCAPE, Inc. via its ownership of the entire interest in the two partners comprising GlobalSCAPE Texas, LP.  Although the stockholders of GlobalSCAPE, Inc. will not directly elect the management of the new operating entity, the management of the Company will be under the control of the Board of Directors of GlobalSCAPE, Inc.

The restructuring did not substantively affect the operations of the Company. All of the employees of GlobalSCAPE, Inc., including executive management, were transferred to GlobalSCAPE Texas, LP at the effective time of the restructuring.  The Company will report its financial results and condition on a consolidated basis going forward.

Industry Background

The Internet has become an integral part of operations for companies of all sizes, not only for e-commerce, but also as a means of managing information between central and remote locations and with employees, partners and suppliers.  We believe that the Internet will continue to grow and that this growth will continue to create demand for our products.  As corporate Web operations mature, we believe we will see an increasing demand for solutions that streamline the management of Web content and shift control and accountability for Web sites to non-technical personnel. According to Giga research, this shift is fueling growth for sales of Web content management software from $715 million in 2001 to an estimated $1.2 billion by 2005.

Strategy

Our goal is to be the leading developer of high quality, affordable software that enables organizations and individuals to easily create, move and manage Web and file-based data in a secure, collaborative environment.  We have successfully established a brand in the market for Internet software productivity tools with our file management products, CuteFTP and CuteFTP Pro.  We believe the next phase of our growth will come through the provision of content management solutions that help non-technical professionals contribute to their organization’s Web sites without reliance on information technology professionals and that enhance the ease and security of Internet file management.  Key elements of our strategy are:

Expand distribution of PureCMS.  We have invested considerable funds and effort in both the development and marketing of PureCMS, our recently introduced content management product, and we intend to continue to aggressively pursue sales and distribution of this product in 2003.  In addition to selling the product directly via our Web site, we expect to expand telesales efforts and increase distribution through value added resellers such as IT consultants and Web designers who specialize in small business, educational and government sectors.  We expect this product launch and the related selling and development activities to consume a significant portion of our financial resources in 2003.

Continue to enhance security features of our products.  Corporate and individual users are increasingly concerned with security.  We intend to continue enhancing the security features of our programs to satisfy this demand.

Develop in-house sales force.  Historically, we have relied on traffic to our Web site generated by word of mouth, advertising and third party reviews to drive sales. In 2002, we introduced an outbound telesales group to our marketing program and in 2003 we intend to expand this group to better facilitate the consideration process for our higher priced products.  We also intend to focus on the training and development of our sales force to help it better manage the more complex sales process required for our enterprise products, PureCMS, CuteFTP Pro and the Secure FTP Server.

Pursue strategic product opportunities.  We intend to look for opportunities to acquire or add synergistic technologies that enhance the online management of Web and file based data to our portfolio.

Seasonality

We believe our sales are subject to seasonal variations and we experience significantly less sales volume during national holidays and weekends when compared to normal business days.  In 2000, we experienced a decline in software sales from the third to fourth quarter, primarily due to lower December sales.  Third and fourth quarter revenues in 2001 were comparable, however, we believe this was the result of unusually weak demand in September which skewed the comparison.  In 2002, fourth quarter revenues were slightly higher than the third quarter due to a fourth quarter upgrade release of CuteFTP Pro that bolstered revenues for the period.  However, we expect that in future periods we will see weakness in the fourth quarter when compared to the third quarter due to the holiday season.

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

Research and Development

Our internal software engineers are responsible for software design, managing the development process, testing and quality assurance. We utilize offshore developers for a large portion of the coding phase of software development.  All phases of development, including scope approval, functional and implementation design, object modeling and programming, are subject to internal quality assurance testing.  Our use of external developers allows us to tap into a highly skilled labor pool, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

For the years 2000, 2001 and 2002, GlobalSCAPE spent approximately $1,017,000, $1,177,000 and $848,000, respectively on research and development, of which approximately $56,000 was capitalized in 2000.  No research and development costs were capitalized in 2001or 2002 and all capitalized development costs in prior periods were fully amortized at December 31, 2002.

Competition

The file management, content management and Web development software market sectors are intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants.  Our primary competitors vary by product and are listed below.

CuteFTP.  CuteFTP exists in a highly competitive environment with several hundred FTP software utilities available on the Internet. We believe our primary competitors are WS_FTP from Ipswitch, Inc. and FTP Voyager by Rhino Software, Inc.  CuteFTP was the second Windows-based FTP client to market and is consistently the most frequently downloaded FTP client on popular download sites.

CuteFTP Pro.  CuteFTP Pro competes in the higher end of the same market as CuteFTP, targeting the security minded IT professional.  CuteFTP Pro is positioned as one of the only secure FTP clients that support a wide range of security standards related to the FTP protocol.  Competitors in the general FTP market offer products that support a smaller subset of these security standards and address a narrower segment of the secure FTP market.  Competitors include Van Dyke, Inc., Ipswitch, Inc., and Rhino Software, Inc.

CuteHTML.  CuteHTML exists in a highly competitive environment with approximately one hundred text-based HTML editors. CuteHTML’s competition includes HomeSite from Allaire, Inc. CuteHTML’s advantage is that it doesn’t add extraneous code to Web pages, an attribute preferred by many professional Web masters.

CuteMAP.  CuteMAP competes against approximately 65 image-mapping utilities, which exist in a niche market.  Primary competitors include CoffeeCup Image Mapper, Ulead Smart Saver and MapEdit. CuteMAP has the advantage of being able to leverage the success of CuteHTML through product integration and cross-marketing efforts to an existing customer base.

CuteZIP.  CuteZIP exists in the highly competitive file compression utility market, competing against several hundred file compression utilities. Its main competitors include WinZIP, the current market leader, and NetZIP.  CuteZIP’s main advantage is that it is one of the only compression utilities offering

128-bit encryption to secure compressed files.  In addition, users can create self-extracting encrypted archives that recipients may open even if they don’t have a zip utility installed.

GlobalSCAPE Secure FTP Server.    GlobalSCAPE Secure FTP Server (GSFTPS) competes against a limited number of secure Windows-based FTP servers.  We believe our primary competitors are WS_FTP Server and Serve-U.  GSFTPS has the advantage of leveraging the success of CuteFTP Pro through product integration, offering proprietary extension to the FTP protocol, and cross-marketing efforts to an existing customer base.

CuteSITE Builder.  CuteSITE Builder competes against approximately one hundred WYSIWYG editors, including MS FrontPage, Macromedia’s Dreamweaver, HotMetal and HotDog.  CuteSITE Builder offers most of the features available in FrontPage, however, the product was developed to further simplify the Web site creation process and is arguably easier to use, better serving the novice.  In addition, the product is priced well below FrontPage.

PureCMS.  The “content management” market is diverse and encompasses the areas of knowledge management, document management, digital asset management and Web content management.  PureCMS is designed for Web content management.  The market for Web content management solutions for Fortune 500 companies and other large organizations is dominated by companies such as Vignette, Interwoven, Documentum, Stellant and Microsoft, each of which offer solutions that can cost hundreds of thousands of dollars.  We do not intend to compete in this market but are focused on small to medium-sized businesses with a simpler, affordably priced solution.  We do not believe there is a clear leader in this market segment.

PureCMS is a packaged solution, meaning that it is licensed to users to install and use on their own system, rather than accessed as an online service over the Internet.  Our competitors include providers of online or hosted solutions, such as Atomz, Crown Peak, and iUpload, and other providers of packaged solutions, including Userland, Infosquare and Ektron.  PureCMS also competes against software that incorporate subsets of Web content management functions in Web authoring programs, such as Microsoft’s FrontPage, and Macromedia’s Dreamweaver and Contribute.

We believe that packaged solutions have an advantage over online solutions in that users will choose a one time license fee over periodic payments, and will prefer to have control over the solution rather than an ongoing dependency on a technology provider whose existence may be seen as tenuous.  We believe PureCMS is easier to install and use than other packaged solutions currently on the market, and is priced competitively.  We also believe we have a competitive advantage in that we are better known than our competitors among technology professionals who are familiar with our file management programs, CuteFTP and CuteFTP Pro.  PureCMS offers workflow process controls, user management, versioning, reporting and other features not found in programs such as FrontPage, Dreamweaver and Contribute.

GlobalSCAPE Web Hosting.  There are a large number of companies offering Web hosting services, some of which are free.  The competition includes Yahoo!, Tripod, Fortune City and Interland.  We believe that the traffic to our Web site for our software products and our cross-marketing efforts will drive sales of this service even in this highly competitive environment.

Web Survey.   Competitive products include both applications and services including Zoomerang, WebSurveyor, EZSurvey and SurveyMonkey.  We believe Web Survey will have the competitive advantage of a lower total cost of ownership than the competition.

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

We currently have registered trademarks for GlobalSCAPE, CuteFTP, CuteFTP Pro, CuteHTML, CuteZIP, CuteMAP and CuteSITE Builder and have filed applications to register trademarks for PureCMS.

We have obtained United States copyright registrations for all but the most recently developed versions of our software applications, and have applied for registration for the most recently developed versions.

For more discussion on the risks associated with our intellectual property, you should read the information under “Risk Factors,” especially “Risks Related to Legal Uncertainty.”

Employees

As of March 7, 2003, we had 37 full-time and part-time employees organized within six functional areas.  The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	6
Research and Development	7
Quality Assurance	3
Marketing	9
Information Services	2
Sales and Customer Support	10

None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Risk Factors

We have described below risks that we are aware of that could have a material adverse effect on your stock ownership and our business.

Risks Related to Operations

GlobalSCAPE depends on two products for a substantial portion of its revenues.

GlobalSCAPE depends on two products, CuteFTP and CuteFTP Pro, for approximately 85% of its revenues.  In addition, GlobalSCAPE’s ability to produce revenues related to other products and new products depends substantially on exploiting the traffic to GlobalSCAPE’s Web sites generated by the demand for CuteFTP and CuteFTP Pro.  If GlobalSCAPE is not able to maintain its competitive position with these products, its revenues could decline dramatically and GlobalSCAPE’s plans to expand its business could be substantially impaired.  From 1996 to 2000, sales of licenses for CuteFTP increased significantly year to year.  In 2002, revenues recognized from CuteFTP and CuteFTP Pro declined from the prior year by approximately 7% while the number of licenses sold declined approximately 5%.   Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, these products may have reached such a point their lifecycles.  This decline in revenues may also be exacerbated by weakness in corporate spending related to the uncertain economic and political climate.

If we do not increase revenues or decrease expenses we will not be able to continue as a going concern.

The Company incurred significant operating losses during the years ended December 31, 2001 and 2002 and has continued, in January and February of 2003, to incur significant operating losses.  In January and February 2003, the Company’s operating losses related primarily to a 15% decline in revenues as compared to the same period in 2002, and approximately $393,000 of expenditures for marketing and advertising programs in connection with the release of its content management product, PureCMS.  These expenditures have reduced the Company’s working capital substantially at February 28, 2003.  If we fail to increase our revenues or decrease expenses we will not be able to continue as a going concern.

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

In addition to stand-alone FTP clients, CuteFTP competes with browsers, open source file sharing communities and download utilities, which provide subsets of the file transfer protocol functionality.  These competing products may reduce the demand for CuteFTP.

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

Even if we successfully develop or license the technology needed for new products, we may fail to distribute or market them successfully.  If so, they may fail to result in revenue growth, or may even fail to generate sufficient revenues to support the cost of bringing them to market.  We may fail to successfully market and distribute new products if we are unable to retain persons with marketing expertise or do not have sufficient income to bear marketing expenses. We have invested considerable time and financial resources in the development and marketing of PureCMS, our content management program released in January 2003.  To date we have realized limited revenue from this product and will not recoup the expenses of bringing this product to market unless sales increase dramatically.

GlobalSCAPE may fail to develop or license the intellectual property needed to launch new products.

Our strategy for future growth depends significantly on the addition of new products.  If we fail to timely license and/or develop new programs, or if our new programs are not functionally competitive with other programs in this market, our revenue growth could be substantially impaired.

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

If an effective Internet sales tax scheme is implemented, demand for our products could be decreased.

GlobalSCAPE is not currently required to collect sales tax on its online sales except to customers in certain states.  In general, state laws require that if the seller does not collect sales tax, residents who purchase goods online should remit sales tax to the appropriate taxing agency in the state where they live.  However, state agencies rarely enforce this rule and we believe that less than 1% of our customers actually remit sales tax to their state taxing agencies.  For practical purposes, most of our customers who do not pay sales tax to us purchase their license on a tax-free basis.  There are a variety of proposals under serious consideration at the state and Federal level and in the European Union that would require GlobalSCAPE to collect and remit sales tax.  If an effective Internet sales tax scheme is implemented it would effectively increase the cost of our software in the eyes of our customers and therefore likely have a tendency to decrease demand for our software.

GlobalSCAPE may not be able to compete effectively with larger, better-positioned companies, resulting in lower margins and loss of market share.

GlobalSCAPE competes with a variety of companies who have significantly greater revenues and financial resources than GlobalSCAPE as well as greater personnel and technical resources.   For example, CuteFTP and CuteFTP Pro compete with products offered by Ipswitch, Inc. and Microsoft Corporation, PureCMS competes with Macromedia Inc.’s software, and CuteSite Builder competes with Microsoft and Macromedia software.  Large companies may be able to develop new technologies more quickly than GlobalSCAPE, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements.  For example, Macromedia’s Dreamweaver is one of the most popular Web authoring programs for consumers and small businesses, providing them with a huge established customer base to which they are able to directly market their content management product, Contribute.   Some competitors may also be able to adopt more aggressive pricing strategies.  For example, Ipswitch gives an older version of its file transfer protocol program away for free for non-commercial use, and Microsoft includes file transfer protocol functionality in its Internet browser, which it distributes for free.  Increased competition may result in lower operating margins and loss of market share. GlobalSCAPE expects additional competitors to enter the market as the size and visibility of the market for Web based software increases.  These competitors may have significantly greater capabilities and resources than GlobalSCAPE.  You should read the information under “Business-Competition” for more information on our competitors.

If the current economic uncertainty in the United States persists or there is an economic slowdown, the demand for our products may be significantly reduced.

We have recently seen a weakening in the demand for our software, primarily among corporate customers. We believe the weakening is due to economic uncertainty and possibly a slowdown in some industries.  If this uncertainty continues or there is a widespread economic slowdown, we could see a prolonged weakening in the demand for our software resulting in flat or declining revenues.  In this event we would have insufficient resources to fully fund our planned development and marketing efforts.

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

GlobalSCAPE’s future success depends on the continued services of key members of its management team, including Ms. Poole-Christal and GlobalSCAPE’s product development team. These individuals would be difficult to replace, both because of the intense competition for similarly skilled people and because the knowledge that each of these individuals has regarding GlobalSCAPE’s products and product development processes would be difficult to transfer to another individual.

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

GlobalSCAPE intends to expand its business and therefore expects to expend significant additional resources on research and development, marketing and product development.   As a result, GlobalSCAPE may need to significantly increase its revenues to achieve and maintain profitability.  If GlobalSCAPE fails to successfully develop and market new products, it may not be able to achieve the necessary revenue growth, and it may not be profitable.

GlobalSCAPE may not be able to develop its sales force as needed to successfully market its new products.

In the past, most of GlobalSCAPE’s sales have been achieved online via a credit card.  Even large multi-seat licenses for our FTP products and Web-authoring tools have required relatively little involvement by our sales personnel.  Only a small portion of our revenue is due to third party resellers and distributors.  By contrast, our newer enterprise programs, PureCMS and Secure FTP Server, require a more complex distribution model, including heavy reliance on value-added resellers such as Web development consultants.  In addition, we will need to develop an internal sales force that is skilled at managing a complex and multi-stage sales process as appropriate to these products.  These products may not provide sufficient revenue to offset development and marketing costs if we are not able to successfully implement these changes.

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

GlobalSCAPE’s current software products can only be used on a Windows-based operating system and are not compatible with other operating systems.  Anything that affects Windows market share negatively could have a material adverse effect on the demand for GlobalSCAPE’s products.

GlobalSCAPE’s internal controls are limited, increasing the risk of employee mismanagement or error.

All of our finance, accounting and SEC disclosure work is managed by a single officer, Daniel P. McRedmond, Vice President of Finance and Administration.  Mr. McRedmond has an accounting staff of one person.   Due to limited resources, we do not plan to add employees to our accounting staff in the next fiscal year.   Without an increase in staffing, it may be difficult for us to implement the types of internal controls that are common to larger corporations, and we therefore face a greater risk of mismanagement or error in these areas.

Risks Related to Stock Ownership

Our stock is a penny stock, which makes it more difficult to sell.

A “penny stock” is any stock which is not traded on a national exchange or quoted on NASDAQ and which falls below a selling price of $5.00 per share in the public market. Our common stock is quoted on the NASD’s OTC Bulletin Board and not on an exchange or the NASDAQ, and it has traded from $0.10 to $1.05 since it began active trading in February 2002.  The SEC’s penny stock rules require brokers and dealers to take certain steps before trading in a penny stock, making it more difficult to sell a penny stock than other stock.  A sale of penny stock does not usually take place as quickly as a sale of other stock.  You may decide to sell your stock when the market price is desirable to you, but by the time the sale is complete, the price of the stock may have fallen to the point that the sale is no longer desirable.  The price of penny stocks is typically more volatile than other stocks, exacerbating this problem.  Also, some brokers are unwilling to trade in shares of penny stocks.

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

GlobalSCAPE may undergo a change of control in connection with the pledge by our majority shareholder of approximately 71% of our stock to secure a loan to the shareholder.

                In June 2002, ATSI Communications, Inc. sold its 71% interest in GlobalSCAPE to Brown and Mann – GlobalSCAPE Joint Venture, a Texas general partnership.  A portion of the purchase money was borrowed from a bank, and the purchased stock secures that loan.  If the partnership defaults on the loan, the bank may take control of GlobalSCAPE or may dispose of the stock in a public or private sale.  A sale of the stock in this way would tend to depress the value of the stock in general.  In addition, control of GlobalSCAPE could be assumed by persons having insufficient management experience and expertise to execute GlobalSCAPE’s business plan.

Our principal shareholder may control our management decisions.

Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership, owns approximately 71% of our outstanding common stock.  Therefore, Brown and Mann-GlobalSCAPE Joint Venture is able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may delay or prevent a change of control of GlobalSCAPE or discourage a potential acquirer from attempting to obtain control of GlobalSCAPE, either of which could have an adverse effect on the value of our common stock.

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

In addition, there are options for 1,965,671 shares currently outstanding under GlobalSCAPE’s employee stock option plans as of the date of this report.   Of the 1,965,671options, 1,945,671 are vested.   We have filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well.  If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act.  The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

GlobalSCAPE’s software code, and trade and service marks are some of GlobalSCAPE’s most valuable assets.  Given the global nature of the Internet and GlobalSCAPE’s business, GlobalSCAPE is vulnerable to the misappropriation of this intellectual property, particularly in foreign countries, such as China and Eastern Europe, where laws or law enforcement practices are less developed.  The global nature of the Internet makes it difficult to control the ultimate destination or security of GlobalSCAPE’s software making it more likely that unauthorized third parties will copy certain portions of GlobalSCAPE’s proprietary information or reverse engineer the proprietary information used in its programs.  If GlobalSCAPE’s proprietary rights were infringed by a third-party, and GlobalSCAPE did not have adequate legal recourse, GlobalSCAPE’s ability to earn profits, which are highly dependent on those rights, would be severely diminished.

Other companies may own, obtain or claim trademarks that could prevent, limit or interfere with GlobalSCAPE’s use of its trademarks.

GlobalSCAPE’s various trademarks are important to its business.  If GlobalSCAPE were to lose the use of any its trademarks, its business would be harmed and GlobalSCAPE would have to devote substantial resources towards developing an independent brand identity.  Defending or enforcing GlobalSCAPE’s trademark rights at a local and international level could result in the expenditure of significant financial and managerial resources.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Our majority shareholder, the Brown and Mann GlobalSCAPE Joint Venture adopted resolutions approving our reorganization described above in History and Recent Developments by written consent effective December 31, 2002.

Item 4A. Information Regarding Executive Officers

Sandra Poole-Christal.  Ms. Poole-Christal launched GlobalSCAPE in April 1996 as a spin-off from ATSI Communications, Inc. A 12-year veteran of the communications and software industries, Poole-Christal received the 2001 San Antonio Business Journal’s “Forty Under Forty Rising Stars” award, which honors young executives for their outstanding accomplishments. Prior to founding GlobalSCAPE, Inc., Poole-Christal held key sales and marketing positions for ATSI Communications and Geo Communications. Over the past seven years, as president of GlobalSCAPE, Poole-Christal has been responsible for strategic planning, daily operations and achievement of growth and profitability goals set by the board of directors, of which she is a member. She holds a B.A. in communications from Baylor University.

Daniel McRedmond.  Mr. McRedmond serves as GlobalSCAPE’s Treasurer and Vice President of Finance and Administration.  He is responsible for all finance and accounting functions as well as information systems and human resource management.  Mr. McRedmond joined GlobalSCAPE in July 1999 after serving as Treasurer for GlobalSCAPE’s former parent, ATSI Communications Inc.  Prior to his role as Treasurer for ATSI, he served as Budgeting Director and other management positions for Metrocall Inc.’s Southeast region.  Mr. McRedmond holds a B.B.A. and M.S. in Finance from Texas A&M University.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is listed on the NASD’s OTC Bulletin Board under the symbol GSCP. As of March 24, 2003, there were 2,629 holders of record of our common stock representing approximately 13,000 beneficial owners.  GlobalSCAPE stock began trading on February 15th, 2002.   The table below

sets forth the quarterly high and low sales prices for our common stock for the Company’s last fiscal year (2002).

Common Stock Price

	High	Low
Fiscal Year 2002	$1.05	$0.10
First Quarter (March 31, 2002)	$1.05	$0.15
Second Quarter (June 30, 2002)	$0.32	$0.15
Third Quarter (September 30, 2002)	$0.29	$0.12
Fourth Quarter (December 31, 2002)	$0.22	$0.10

The closing bid price on March 26, 2003 was $0.11.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

We have never paid a cash dividend, and do not expect to do so in the foreseeable future.  We expect to reinvest all of our earnings in the further growth of the business.

Item 6.    Selected Financial Data

The selected financial data presented below for the years ended December 31, 1998, 1999, 2000, 2001 and 2002 are derived from our audited financial statements.

	Years ended December 31,
	1998	1999	2000	2001	2002
Revenues:
Software product revenues	$2,073,687	$2,922,141	$5,165,668	$5,259,148	$5,269,503
Advertising revenues	—	328,895	570,008	38,540	—
Total revenues	2,073,687	3,251,036	5,735,676	5,297,688	5,269,503
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	396,570	105,026	200,118	323,309	353,918
Selling, general and administrative	1,228,644	1,625,004	3,463,044	3,551,498	3,580,361
Research and development	42,164	139,953	961,002	1,176,714	848,212
Depreciation and amortization	91,262	253,896	430,221	546,017	544,063
Settlement with ATSI Comm. Inc.	—	—	—	—	392,905
Total operating expenses	1,758,640	2,123,879	5,054,385	5,597,538	5,719,459
Income (loss) from operations	315,047	1,127,157	681,291	(299,850)	(449,956)
Interest expense, net	(2,345)	(56,847)	(42,839)	4,420	11,783
Gain (loss) on sale of assets	—	—	(13,687)	—	—
Income (loss) before provision for income taxes	312,702	1,070,310	624,765	(295,430)	(438,173)
Income tax provision (benefit):
Current
Federal income taxes	108,377	372,532	329,215	30,952	—
State income taxes	15,020	51,629	22,532	(166)	15,040
Deferred
Federal income taxes	(6,463)	(24,353)	(38,246)	(75,861)	146,932
State income taxes	(896)	(3,375)	(3,375)	6,780	13,230
Total income tax provision (benefit)	116,038	396,433	310,126	(38,295)	175,202
Net income (loss)	$196,664	$673,877	$314,639	$(257,135)	$(613,375)
Net income (loss) per common share - basic	$0.02	$0.05	$0.02	$(0.02)	$(0.05)
Net income (loss) per common share - assuming dilution	$0.01	$0.05	$0.02	$(0.02)	$(0.05)

	December 31,
	1998	1999	2000	2001	2002

Cash and cash equivalents	$65,480	$16,361	$113,591	$134,537	$480,609
Working capital (deficit)	(798,833)	(160,171)	161,939	498,134	368,567
Total assets	1,163,648	1,471,299	2,122,094	2,009,806	1,412,042
Long term debt including capital lease obligations, less current portion	73,412	56,924	149,074	77,080	15,477
Cash dividends per common share	$—	$—	$—	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward-looking statements” are those statements that are not of historical fact, but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Annual Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.”  Although we believe these beliefs and expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report and other documents filed with the Securities and Exchange Commission.  Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Annual Report.

Overview

GlobalSCAPE develops and distributes Internet related software including file management, content management and Web development tools.  We distribute our software primarily via download from our Internet website.  During 2002, approximately 62% of our revenues were generated from customers within the United States, with the remaining 38% concentrated mostly in Western Europe, Canada and Australia. CuteFTP and CuteFTP Pro accounted for 92% and 85% of total revenues in 2001 and 2002, respectively.  Revenue attributable to these two products declined 7% from 2001 to 2002 while the number of licenses sold declined 5%, possibly indicating that these products have reached a mature or declining stage of their lifecycles.  This decline in revenues may also be exacerbated by weakness in corporate spending related to the uncertain economic and political climate.

Our strategy is to continue to introduce new products while enhancing the features of our current product line.  We have dedicated considerable resources in the fourth quarter of 2002 and the first quarter of 2003 to the development and market launch of PureCMS, our content management product.  Our success in 2003 is, to a great extent, dependent on our ability to market and sell the PureCMS product effectively as well as our ability to maintain the revenues generated by CuteFTP and CuteFTP Pro.  In general, our success depends on our ability to introduce new products and the market’s acceptance of these products.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2000, 2001 and 2002 and related notes included elsewhere in this document.

Critical Accounting Policies

Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the Unites States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts receivable, long-lived and intangible assets, income taxes, contingencies and litigation.  Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances.  Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent form other sources.  Actual results may differ from the estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition

Our revenue is generated primarily by licensing our software products and providing support for those products.  Revenues are comprised of the gross selling price of the software, including shipping charges and the earned portion of support and maintenance agreements.  In periods where we had revenue from advertising, we recognized the net proceeds received from advertisers as revenue.  The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenues from the sale of software products are recognized and completely earned upon shipment or electronic delivery of the product provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed and determinable and no significant obligations remain.

We also sell technical support and maintenance agreements (post contract customer support “PCS”), which are sometimes bundled with the software.  When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately.  In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable.  Revenue allocated to PCS is recognized ratably over the contractual term, typically one year.

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002.  The rate of growth in deferred revenue was due primarily to the rapid growth in the sale of technical support and maintenance agreements in the fourth quarter of 2002.  The trend of increased sales of these agreements has continued into the first quarter of 2003 and will result in the deferred recognition of a significant amount of revenue in future periods, especially if the rate of growth continues.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in 2000, 2001 or 2002.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2000, 2001 or 2002.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, and elected to use the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, Accounting for Stock Issued to Employees and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.  In 2000 and 2001 we recognized approximately $214,000 and $434,000, respectively in non-cash charges related to options granted below intrinsic value.  In 2002, we recouped approximately $62,000 in previously recognized non-cash compensation charges.  Ms. Poole-Christal exercised 205,429 options on April 16, 2002 at an exercise price of $0.10 per share.  Upon exercise, the Company paid Ms. Poole-Christal cash of $28,706 pursuant to the terms of the settlement agreement entered into between the Company and Ms. Poole-Christal on April 20, 2001 related to the adjustment of her options as a result of the company’s 7.6:1 forward stock split in May 2000.  GlobalSCAPE had recognized non-cash compensation expense related to those options at the date of the settlement and consequently reversed the non-cash charge when the cash bonus was paid and expensed.  These 205,429 options were subject to variable accounting, meaning that the charges related to the grant and re-pricing of these options fluctuated with GlobalSCAPE’s stock price.  GlobalSCAPE recognized compensation expense for these options in prior periods based on a fair value estimate of $0.464 per share.  Our stock price closed at $0.30 as of the last trading day of the first quarter.  Therefore, the difference between $0.464 and $0.30, multiplied by the 205,429 options, or $33,690, was recorded as reduction to compensation expense for the first quarter of 2002.  No outstanding options are currently subject to variable accounting.

During the quarters ended March 31 and June 30, 2002, 121,000 and 205,429 options were exercised, respectively.  No options were exercised during the quarters ended September 30, 2002 and December 31, 2002.

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

(For more information you should read Note 8. Stock Options and Stock Based Compensation in the Notes to Financial Statements.)

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2000, 2001 and 2002, we spent approximately $1,017,000, $1,177,000 and $848,000, respectively on research and development of which approximately $56,000 was capitalized in 2000.  No research and development expenses were capitalized in 2001 or 2002 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-taxable income is generated.  Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.   Although GlobalSCAPE has generated pre-taxable income in previous years, unusual or infrequently occurring transactions have resulted in pre-taxable losses in 2001 and 2002 (compensation charges in 2001 and the settlement with ATSI and termination of CEO in 2002).  It is our judgment that we cannot predict with reasonable certainty that the tax assets carried on our balance sheet as of September 30, 2002 will be fully realized in future periods.  Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all of the evidence, both positive and negative, management determined that a $323,835 valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current year is a net increase of $323,835.  At December 31, 2002, the Company has available net operating loss carryforwards of approximately $704,498, which expire beginning in the year 2020.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenue.  We derive our revenues primarily from software sales.  Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements.  In periods where we had revenue from advertising, we recognized the net proceeds received from advertisers as revenue.  Total revenues were relatively flat year over year, declining less than 1% from $5,297,688 in 2001 to $5,269,503 in 2002.  Software revenues increased slightly from $5,259,148 in 2001 to $5,269,503 in 2002.  Unit volume declined from 191,000 licenses in 2001 to 172,000 in 2002.  The decline in unit volume was offset by the higher average selling price of our software products.   The introduction of Secure Server in 2002 contributed to the increase in average prices per license.

In 2001 and 2002, approximately 92% and 85% of our revenues were generated from sales of CuteFTP and CuteFTP Pro.  Our reliance on these products may negatively impact future results from operations if we are unable to maintain or grow revenues from these products or diversify our product offerings.  (For more information, you should read the section titled Risks Related to Operations.)

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased 9% between periods from $323,309 in 2001 to $353,918 in 2002 due to an increase in royalty expenses related to our software distribution agreements with third parties.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods because of the royalties associated with these software distribution agreements.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees. Selling, general and administrative expenses grew less than one percent year over year from $3,551,498 in 2001 to $3,580,361 in 2002. The number of persons employed by GlobalSCAPE grew from 33 at the end of 2001 to 39 at the end of 2002.

For comparative purposes, selling, general and administrative expenses for 2001 include non-cash charges related to stock option grants of $434,499.  SG&A for 2002 includes reductions to SG&A expense of $62,396 for non-cash charges related to stock options.  Additionally, in 2002, GlobalSCAPE announced the termination of its CEO, Tim Nicolaou.  Mr. Nicolaou resigned from the Board of Directors and received $190,000 in severance payments as provided by his employment agreement as well as certain health benefits that were accrued in 2002.

Research and Development.  Research and development expenses declined approximately 28% from $1,176,714 in 2001 to $848,212 in 2002 due to reductions in both internal and external expenditures on product development.  We reduced expenditures with external developers by about $216,000 between years.  Research and development will continue to be a material use of funds and may grow as a percentage of revenues as we develop new products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and the amortization of the trademark associated with our purchase of CuteFTP in 1998.  Depreciation and amortization expense was almost unchanged year over year from $546,017 in 2001 to $544,063 in 2002.  Capital expenditures in 2002 were approximately $88,000 and were primarily for computer hardware and software.

Settlement of Due from Parent balance.  On June 11, 2002, ATSI Communications, Inc. sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  Contemporaneously with this transaction, GlobalSCAPE agreed to compromise and settle a $612,304 inter-company balance owed to it by ATSI, which resulted in charges to GlobalSCAPE of  $392,905.  The balance was settled for (i) 200,000 in cash from ATSI; (ii) NTFC Capital Corporation’s release of GlobalSCAPE as a co-borrower on a capital lease executed by ATSI in 1999, and (iii) ATSI’s agreement to provide $50,000 worth of transition support services to GlobalSCAPE over the nine months ending March 11, 2003, including payroll administration and GlobalSCAPE’s continued use of a shared accounting platform.  However, we completed our transition from ATSI’s payroll and accounting systems during the third quarter of 2002 and expensed the remainder of the support services as selling, general and administrative expenses, approximately $46,000, during that quarter.  In addition, prepaid insurance coverage under a joint policy with ATSI was lost to GlobalSCAPE as a result of the change in control, resulting in a charge against GlobalSCAPE’s prepaid assets of $27,083 during the second quarter of 2002.

Interest Expense, Net.  In 2001, we had net interest income of $4,420.  Most of the interest expense recognized in 2001, $15,640, was for capital leases.  In addition, we recognized interest income of $20,060 from loans made to our former parent, ATSI.  In 2002, we had interest expense of $8,973 related to capital leases and interest income of $20,756 from loans made to ATSI prior to our separation and settlement of the balance owed to GlobalSCAPE by ATSI.  We do not expect to generate interest income in future periods.

Income Taxes.  The provision (benefit) for federal income taxes was ($44,909) and $146,932 for 2001 and 2002, respectively.  The provision for state income taxes was $6,614 and $28,270 over the same periods.  GlobalSCAPE’s effective income tax rate was 13% and negative 40% for 2001 and 2002, respectively. The increase in the effective income tax rate in 2001 is due primarily to the financial accounting recognition of compensation expense related to stock option grants.  The effective income tax rate in 2002 differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets.

Net Income.  The net loss in 2001 was caused by the recognition of $434,499 in non-cash compensation charges.  In addition, these compensation charges did not reduce our tax liability, as they are not deductible for federal income tax purposes.  In 2002, the net loss was a result of both the settlement with ATSI and the termination of our former CEO.  These two events combined for more than $580,000 in expenses whereas our pre-tax loss was about $450,000.

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

Income Taxes.  The provision (benefit) for federal income taxes was ($44,909) and $290,969 for 2001 and 2000, respectively.  The provision for state income taxes was $6,614 and $19,157 over the same periods.  GlobalSCAPE’s effective income tax rate was 13% and 50% for 2001 and 2000, respectively. The increase in the effective income tax rate in both years is due primarily to the financial accounting recognition of compensation expense related to stock option grants.

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

Liquidity and Capital Resources

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP and CuteFTP Pro, which accounted for 92% and 85% of our revenues in 2001 and 2002, respectively.  Anything that has a negative impact on these products will negatively impact our cash flow from operations and our ability to meet our commitments.  Demand for our products could be affected by many factors including rapid technological obsolescence.  For more discussion on the risks that might affect demand for our products, you should read the information under “Risk Factors” in this Annual Report.

On June 11, 2002, ATSI sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  Contemporaneously with this transaction, GlobalSCAPE agreed to compromise and settle a $612,304 inter-company balance owed to it by ATSI, which resulted in charges to GlobalSCAPE of  $392,905.  The balance was settled for (i) $200,000 in cash from ATSI; (ii) NTFC Capital Corporation’s release of GlobalSCAPE as a co-borrower on a capital lease executed by ATSI in 1999, and (iii) ATSI’s agreement to provide $50,000 worth of transition support services to GlobalSCAPE over the nine months ending March 11, 2003, including payroll administration and GlobalSCAPE’s continued use of a shared accounting platform.  However, we completed our transition from ATSI’s payroll and accounting systems during the third quarter of 2002 and expensed the remainder of the support services, approximately $46,000, during the third quarter.  In addition, prepaid insurance coverage under a joint policy with ATSI was lost to GlobalSCAPE as a result of the change in control, resulting in a charge against GlobalSCAPE’s prepaid assets of $27,083 during the second quarter of 2002.

On June 21, 2002, GlobalSCAPE, Inc. announced the termination of its CEO, Tim Nicolaou.  Mr. Nicolaou resigned from the Board of Directors and received $190,000 in severance payments as provided by his employment agreement and will continue to receive health benefits paid by the Company for a period not to exceed twelve months, the cost of which was expensed in 2002.

Net cash provided by operating activities was $973,067, $676,970 and $483,077 in 2000, 2001 and 2002, respectively.  Operating cash flows in 2000 were primarily the result of net income and adjustments related to depreciation and amortization and non-cash compensation as well as increases in accounts payable and accrued liabilities.  These cash flows were offset by reductions in the amount due to ATSI.  In 2001, operating cash flow resulted from adjustments related to depreciation and amortization as well as non-cash compensation charges, offset by a loss from operations, increased deferred tax assets and decreased accounts payable.  Net cash provided by operating activities in 2002 was primarily from adjustments related to depreciation and amortization and the settlement with ATSI, offset by the loss for the period.

Net cash used in investing activities for 2000, 2001 and 2002 was $620,539, $545,801 and $87,822, respectively.  Net cash used in investing activities in 2000 was related to the purchase of office furniture, software, computer and other equipment and leasehold improvements.  In 2001, we capitalized $205,801 related to the purchase of software, computer equipment, furniture and leasehold improvements and loaned $340,000 to our former parent, ATSI.  In 2002, we loaned an additional $200,000 to ATSI but received $200,000 in cash as part of the settlement agreement.  In addition, we purchased $87,822 in computer hardware and software.

Net cash used in financing activities during 2000, 2001 and 2002 was $255,298, $110,223 and $49,183, respectively.  Net cash used in financing activities for 2000 consisted primarily of $70,000 in bank borrowings offset by $263,269 in principal payments on notes payable and $63,648 in principal payments on capital lease obligations.  In 2001, we made principal payments of $47,108 on notes payable and $71,715 on capital lease obligations.  In 2002, we made principal payments of $71,321 on capital lease obligations and received $22,138 for the exercise of stock options. We did not enter any new capital leases in 2002.

As of December 31, 2002, we had $480,609 in cash, current assets of $804,627 and current liabilities of $436,060, resulting in working capital of $368,567.  Our principal commitments consisted of obligations outstanding under capital and operating leases as well as royalty agreements with third parties. In the fourth quarter of 2002 and continuing through the first quarter of 2003, we significantly increased our expenditures for marketing and advertising programs in connection with the release of our new products, particularly our Web content management product PureCMS, which has significantly reduced our working capital.  In addition, we plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We expect that operating expenses will continue to be a material use of our cash resources as well.  The facility that we currently occupy is expected to be sufficient for our growth for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2003.

The Company incurred significant operating losses during the years ended December 31, 2001 and 2002 and has continued, in January and February of 2003, to incur significant operating losses.  In January and February 2003, the Company’s operating losses related primarily to a 15% decline in revenues as compared to the same period in 2002, and approximately $393,000 of expenditures for marketing and advertising programs in connection with the release of its content management product, PureCMS.  These expenditures have substantially reduced the Company’s working capital as of February 28, 2003.    In light of the recent significant operating losses and reduced liquidity, management has considered the following risk factors and adopted the following plan.  Presently, the Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence.  Sales from these two products, which represented 85% of the Company’s revenues in 2002, declined 7% from the previous year while the number of licenses sold declined 5%.  Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, these products may have reached such a point their lifecycles.  This decline in revenues may also be exacerbated by weakness in corporate spending related to the uncertain economic and political climate.

The Company’s liquidity could be further reduced in 2003 if the sales of these products continue to decline.

If sales continue to decline or the Company’s reduced liquidity otherwise requires, management has the intent and ability to: substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures, reduce or substantially eliminate research and development expenditures, and/or reduce or substantially eliminate marketing costs subsequent to the first quarter of 2003.  However, the Company is obligated to pay a minimum royalty of $183,337 during 2003 regardless of the amount of sales of PureCMS.  Further, the Company has developed and intends to implement, in the second quarter of 2003, new sales processes that are intended to improve sales of the PureCMS product and those of CuteFTP and CuteFTP Pro.  However, there can be no assurance that such sales can be generated, or that such efforts will be successful in stemming or reversing the sales declines the Company has experienced relative to the CuteFTP and the CuteFTP Pro products.

In addition, to provide additional liquidity if necessary, the Company obtained a $250,000 revolving line of credit agreement with a commercial bank on March 27, 2003, which matures in March, 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 6.25%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  Although the Company has not drawn any amounts on this credit facility, the credit facility is available to the Company at any point during its term.

Due to the Company’s reduced liquidity, the Company’s flexibility in reacting to changes in the operating environment and economic conditions may be limited.  However, management believes that, if the Company’s liquidity requires, it will be able to effect some or all of the components of the plan set forth above, which are sufficient in the aggregate to enable the Company to continue as a going concern through at least December 31, 2003.  Accordingly, the financial statements of the Company do not include any adjustments to reflect the possible future effects or the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company cannot improve its working capital position.

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

In 2002, approximately 38% of our revenues came from customers outside the United States. However, all revenues are received in U.S. dollars so we have no exchange rate risk.

Item 8.    Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Financial Statements

Years ending December 31, 2000, 2001 and 2002

Contents

Report of Independent Auditors
Financial Statements
Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

Report of Independent Auditors

To the Board of Directors

GlobalSCAPE, Inc.

We have audited the accompanying balance sheets of GlobalSCAPE, Inc. as of December 31, 2001 and 2002 and the related statements of operations, stockholders’ equity and cash flows for the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. as of December 31, 2001 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

San Antonio, Texas
February 28, 2003

GlobalSCAPE, Inc.

Balance Sheets

	December 31,
	2001	2002
Assets
Current assets:
Cash	$134,537	$480,609
Accounts receivable (net of allowance for doubtful accounts of $25,104 and $58,427 in 2001 and 2002, respectively)	183,796	251,769
Due from ATSI Comm. Inc.	461,124	—
Deferred tax assets	9,288	—
Prepaid expenses	19,761	72,249
Total current assets	808,506	804,627

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	195,117	221,196
Equipment	540,027	600,970
Leasehold improvements	153,576	154,376
Software development costs	158,285	—
	1,379,925	1,309,462
Accumulated depreciation and amortization	642,884	848,873
Net property and equipment	737,041	460,589

Other assets:
Core software technology (net of accumulated amortization of $584,209 and $763,998 for 2001 and 2002, respectively	314,734	134,945
Deferred tax assets	137,644	—
Other	11,881	11,881
Total other assets	464,259	146,826
Total assets	$2,009,806	$1,412,042

	December 31,
	2001	2002
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,714	$124,895
Accrued expenses	164,692	108,495
Deferred revenue	11,114	141,536
Current portion of capital lease obligation	70,852	61,134
Total current liabilities	310,372	436,060

Long-term liabilities:
Capital lease obligations, less current portion	77,080	15,477
Other long-term liabilities	61,684	50,468
Total long-term liabilities	138,764	65,945

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,022,190 and 13,358,619 shares issued and outstanding at December 31, 2001 and 2002, respectively	13,022	13,359
Additional paid-in capital	707,902	670,307
Retained earnings	839,746	226,371
Total stockholders’ equity	1,560,670	910,037
Total liabilities and stockholders’ equity	$2,009,806	$1,412,042

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

	For the Years ended December 31,
	2000	2001	2002
Operating revenues:
Software product revenues	$5,165,668	$5,259,148	$5,269,503
Advertising revenues	570,008	38,540	—
Total revenues	5,735,676	5,297,688	5,269,503

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	200,118	323,309	353,918
Selling, general and administrative expenses	3,463,044	3,551,498	3,580,361
Research and development expenses	961,002	1,176,714	848,212
Depreciation and amortization	430,221	546,017	544,063
Settlement with ATSI Comm. Inc.	—	—	392,905
Total operating expense	5,054,385	5,597,538	5,719,459
Income (loss) from operations	681,291	(299,850)	(449,956)

Other income (expense):
Interest expense	(42,839)	(15,640)	(8,973)
Interest income	—	20,060	20,756
(Loss) on sale of assets	(13,687)	—	—
Total other income (expense)	(56,526)	4,420	11,783
Income (loss) before income taxes	624,765	(295,430)	(438,173)

Income tax provision (benefit):
Current:
Federal	329,215	30,952	—
State	22,532	(166)	15,040
Deferred:
Federal	(38,246)	(75,861)	146,932
State	(3,375)	6,780	13,230
Total income tax provision (benefit)	310,126	(38,295)	175,202

Net income (loss)	$314,639	$(257,135)	$(613,375)

Net income (loss) per common share – basic	$0.02	$(0.02)	$(0.05)
Net income (loss) per common share – assuming dilution	$0.02	$(0.02)	$(0.05)

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Stockholders’ Equity

	Common Stock		Additional paid in Capital	Retained Earnings	Total
	Shares	Amount
Balances at December 31, 1999	12,920,000	$12,920	$49,112	$782,242	$844,274
Net income	—	—	—	314,639	314,639
Exercise of options	16,190	16	1,603	—	1,619
Value of stock options granted	—	—	214,174	—	214,174

Balances at December 31, 2000	12,936,190	12,936	264,889	1,096,881	1,374,706
Net loss	—	—	—	(257,135)	(257,135)
Exercise of options	86,000	86	8,514	—	8,600
Value of stock options granted	—	—	434,499	—	434,499

Balances at December 31, 2001	13,022,190	13,022	707,902	839,746	1,560,670
Net loss	—	—	—	(613,375)	(613,375)
Exercise of stock options	326,429	327	21,811	—	22,138
Issuance of common stock	10,000	10	2,990	—	3,000
Charges related to stock options subject to variable accounting	—	—	(33,690)	—	(33,690)
Exercise of stock options for which compensation expense had previously been recognized	—	—	(28,706)	—	(28,706)
	13,358,619	$13,359	$670,307	$226,371	$910,037

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

	For the Years ended December 31,
	2000	2001	2002
Operating Activities:
Net Income (loss)	$314,639	$(257,135)	$(613,375)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	100,858	99,114	102,261
Depreciation and amortization	430,221	546,017	544,063
Non-cash compensation	214,174	434,499	(59,396)
Loss on disposition of assets	13,687	—	—
Deferred taxes	(41,621)	(69,081)	146,932
Changes in operating assets and liabilities:
Accounts receivable	26,173	(41,588)	(170,234)
Due from ATSI, Comm. Inc.	(530,938)	144,561	461,124
Prepaid expenses	13,051	(7,596)	(52,488)
Other long term assets	17,156	7,608	—
Accounts payable	242,419	(178,907)	61,181
Accrued expenses	97,484	2,444	(56,197)
Deferred revenue	—	11,114	130,422
Other long-term liabilities	75,764	(14,080)	(11,216)
Net cash provided by operating activities	973,067	676,970	483,077
Investing Activities:
Loans to ATSI Comm. Inc.	—	(340,000)	(200,000)
Settlement with ATSI Comm. Inc.	—	—	200,000
Purchase of property and equipment	(620,539)	(205,801)	(87,822)
Net cash used in investing activities	(620,539)	(545,801)	(87,822)
Financing Activities:
Issuance of common stock	1,619	8,600	22,138
Borrowings under notes payable	70,000	—	—
Principal payments on notes payable	(263,269)	(47,108)	—
Principal payments on capital lease obligations	(63,648)	(71,715)	(71,321)
Net cash used in financing activities	(255,298)	(110,223)	(49,183)
Net increase (decrease) in cash and cash equivalents	97,230	20,946	346,072
Cash at beginning of period	16,361	113,591	134,537
Cash at end of period	$113,591	$134,537	$480,609

GlobalSCAPE, Inc.

Statements of Cash Flows (continued)

	For the Years ended December 31,
	2000	2001	2002
Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$37,420	$15,640	$8,973
Income taxes paid to ATSI Comm. Inc.	794,487	—	—
Income taxes paid	66,667	28,366	21,121
Supplemental disclosure of non-cash investing and financing activities:
Office equipment acquired through issuance of capital lease obligations	$226,866	$—	$—

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

December 31, 2001 and 2002

1.             Significant Accounting Policies

Corporate Structure

All of the Company’s operations are conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.  GlobalSCAPE, Inc. is approximately 71% owned by the Brown and Mann-GlobalSCAPE Joint Venture, with the remainder held publicly.  GlobalSCAPE, Inc. is a holding company and conducts no operations, but the stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board.  References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

Nature of Business

GlobalSCAPE, founded in April 1996, develops and distributes Internet related software.  The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP and CuteFTP Pro accounted for 92% and 85% of total revenues in 2001 and 2002, respectively.  The Company is organized and operates as one operating segment, the provision of Internet-based software, and markets its products primarily over the Internet.

Liquidity

The Company incurred significant operating losses during the years ended December 31, 2001 and 2002 and has continued, in January and February of 2003, to incur significant operating losses.  In January and February 2003, the Company’s operating losses related primarily to a 15% decline in revenues as compared to the same period in 2002, and approximately $393,000 of expenditures for marketing and advertising programs in connection with the release of its content management product, PureCMS.  These expenditures have substantially reduced the Company’s working capital as of February 28, 2003.    In light of the recent significant operating losses and reduced liquidity, management has considered the following risk factors and adopted the following plan.  Presently, the Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence.  Sales from these two products, which represented 85% of the Company’s revenues in 2002, declined 7% from the previous year while the number of licenses sold declined 5%.  Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, these products may have reached such a point their lifecycles.  This decline in revenues may also be exacerbated by weakness in corporate spending related to the uncertain economic and political climate.

The Company’s liquidity could be further reduced in 2003 if the sales of these products continue to decline.

If sales continue to decline or the Company’s reduced liquidity otherwise requires, management has the intent and ability to: substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures, reduce or substantially eliminate research and development expenditures, and/or reduce or substantially eliminate marketing costs subsequent to the first quarter of 2003.  However, the Company is obligated to pay a minimum royalty of $183,337 during 2003 regardless of the amount of sales of PureCMS.  Further, the Company has developed and intends to implement, in the second quarter of 2003, new sales processes that are intended to improve sales of the PureCMS product and those of CuteFTP and CuteFTP Pro.  However, there can be no assurance that such sales can be generated, or that such efforts will be successful in stemming or reversing the sales declines the Company has experienced relative to the CuteFTP and the CuteFTP Pro products.

In addition, to provide additional liquidity if necessary, the Company obtained a $250,000 revolving line of credit agreement with a commercial bank on March 27, 2003, which matures in March, 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 6.25%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  Although the Company has not drawn any amounts on this credit facility, the credit facility is available to the Company at any point during its term.

Due to the Company’s reduced liquidity, the Company’s flexibility in reacting to changes in the operating environment and economic conditions may be limited.  However, management believes that, if the Company’s liquidity requires, it will be able to effect some or all of the components of the plan set forth above, which are sufficient in the aggregate to enable the Company to continue as a going concern through at least December 31, 2003.  Accordingly, the financial statements of the Company do not include any adjustments to reflect the possible future effects or the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company cannot improve its working capital position.

Basis of Presentation

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

Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.  Amortization expense for these costs amounted to approximately $50,000, $53,000 and $51,000 in 2000, 2001 and 2002, respectively.  These software development costs were amortized using the straight-line method over a three-year period and are only those costs incurred in the development of products that are sold to external customers and not used for internal purposes. These software development costs are not related to those costs incurred for the acquisition of software products or titles reflected in Other Assets as Core Software Technology.  For the years 2000, 2001 and 2002, we spent approximately $1,017,000, $1,177,000 and $848,000, respectively, on research and development of which approximately $56,000 was capitalized in 2000.  No research and development expenses were capitalized in 2001 or 2002 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Property and Equipment

Property and equipment is comprised of furniture and fixtures, software, computer equipment, leasehold improvements and software development costs which are recorded at cost and depreciated using the straight-line method over their estimated useful lives.  Expenditures for maintenance and repairs are charged to operations as incurred.  Property and equipment acquired under capital leases are depreciated over their useful lives or the respective lease term, if shorter.  Depreciation periods used for property and equipment range from three to five years.

Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.

Other Long-Term Assets

Costs incurred for acquisition of CuteFTP are capitalized and amortized over the estimated useful life of five years using the straight-line method.  The Core Software Technology on the balance sheet represents the purchase of the source code and related trademark for CuteFTP and the related amortization of these costs.  GlobalSCAPE recognized amortization expense related to CuteFTP of approximately $182,000, $178,000 and $180,000 in 2000, 2001 and 2002, respectively.  The asset will be fully amortized in 2003 with a charge to amortization expense of approximately $135,000.  Other assets include deposits for facilities, which will be refunded to the Company upon termination of the lease.

Other Long-Term Liabilities

Other long-term liabilities relate to deferred payments of rent expense.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk.  The Company requires no collateral from its customers.  Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.  No single customer accounted for more than 2% of net revenues in 2000, 2001 and 2002.

Other Concentrations

Sales in Foreign Markets.  In 2000, 2001 and 2002, respectively, approximately 33%, 38% and 38% of the Company’s revenues were generated from sales to customers who provided addresses in foreign countries.  However, all revenues are received in U.S. dollars so there is no exchange rate risk.  These sales were concentrated mostly in Western Europe, Canada, and Australia.  In 2000, 2001 and 2002, the UK accounted for approximately 10%, 11.5% and 11.4%, respectively, of total revenues.

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

Revenue Recognition

The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

Revenues from the sale of software products are recognized and completely earned upon shipment or electronic delivery of the product provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed and determinable and no significant obligations remain.

The Company also sells technical support and maintenance agreements (post contract customer support “PCS”), which are sometimes bundled with the software.  When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately.  In a multiple element arrangement whereby

VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable.  Revenue allocated to PCS is recognized ratably over the contractual term, typically one year.

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002.  The rate of growth in deferred revenue was due primarily to the rapid growth in the sale of technical support and maintenance agreements in the fourth quarter of 2002.  The trend of increased sales of these agreements has continued into the first quarter of 2003 and will result in the deferred recognition of a significant amount of revenue in future periods, especially if the rate of growth continues.

The outbound shipping charges charged to the customer are included in software product revenues and amounted to $35,000, $25,000 and $57,000 in 2000, 2001 and 2002, respectively.  The costs associated with these shipping charges are included in the software products cost of revenue.

In periods in which advertising revenue was recognized, it was recognized as it was earned, net of any fees paid to third-party advertising agents.  Advertising was earned in the period in which the advertisements were displayed.  The Company’s current product line does not include products containing the modules necessary to generate advertising space and does not feel that advertising will be a material source of revenue in future periods.

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sales when the software product is sold.  On June 6, 2001 GlobalSCAPE announced an agreement with Trellix Corp. whereby GlobalSCAPE has distribution rights to Trellix Web, a desktop Web site creation and management tool for users of all skill levels.  GlobalSCAPE has integrated the existing Trellix Web code into its new product offering, CuteSITE Builder and will develop all future enhancements to the software.  On May 24, 2002, GlobalSCAPE announced that it had signed a technology license agreement with Hannon Hill Corporation.  Under the terms of the license agreement, GlobalSCAPE has exclusive worldwide rights to create derivative works for the Microsoft Windows® platform based on Hannon Hill’s SuperUpdate™ software.

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations for the years ended December 31, 2000, 2001 and 2002 amounted to approximately $113,000, $138,000 and $300,000, respectively, and are included in selling, general and administrative expenses.

Capitalized interest

No interest was capitalized during 2000, 2001 or 2002.  GlobalSCAPE incurred and charged to expense approximately $43,000, $16,000 and $9,000 in 2000, 2001 and 2002, respectively.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-taxable income is generated.  Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.   Although GlobalSCAPE has generated pre-taxable income in

previous years, unusual or infrequently occurring transactions have resulted in pre-taxable losses in 2001 and 2002 (compensation charges in 2001 and the settlement with ATSI and termination of CEO in 2002).  It is our judgment that we cannot predict with reasonable certainty that the tax assets carried on our balance sheet as of September 30, 2002 will be fully realized in future periods.  Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all of the evidence, both positive and negative, management determined that a $323,835 valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current year is a net increase of $323,835.  At December 31, 2002, the Company has available net operating loss carryforwards of approximately $704,498, which expire beginning in the year 2020.

The Company is included in the American TeleSource International, Inc. (a Texas corporation) consolidated federal income tax return through April 3, 2000 and the ATSI Communications, Inc. (a Delaware corporation)(ATSI) consolidated federal income tax return from April 4, 2000 through September 12, 2000.  On September 12, 2000, ATSI distributed approximately 27% of its ownership in GlobalSCAPE, resulting in a deconsolidation from the ATSI tax return filing group for federal income tax purposes.  In general, the Company’s income tax provision reflects income taxes as if the Company filed returns on a separate company basis.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2000, 2001 and 2002, we spent approximately $1,017,000, $1,177,000 and $848,000, respectively on research and development of which approximately $56,000 was capitalized in 2000.  No research and development expenses were capitalized in 2001 or 2002 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans, which are described in Note 8.  Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation  (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company chose to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.  On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 148, Accounting for Stock Based Compensation - Transition and Disclosure (SFAS 148), which amends SFAS 123.  SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25. Had compensation cost for the Company’s stock options been recognized based upon the estimated fair value on the grant date under the fair value methodology prescribed by SFAS 123, as amended by SFAS 148, the Company’s net earnings and earnings per share would have changed by a minimal amount.  Accordingly, the pro forma disclosure requirements prescribed by SFAS 123, as amended by SFAS 148 are not significant to the Company.

Earnings Per Common Share

Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) for all periods presented.  Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.  Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

	Year ended December 31,
	2000(1)	2001(2)	2002(3)
Numerators

Numerator for basic and diluted earnings per share:

Net income (loss)	$314,639	$(257,135)	$(613,375)

Denominators

Denominators for basic earnings per share:

Weighed average shares outstanding-Basic	12,924,866	12,938,782	13,279,263

Dilutive potential common shares:

Stock Options	542,116	—	—

Denominator for dilutive earnings per share	13,466,982	12,938,782	13,279,263

Net income (loss) per common share	$0.02	$(0.02)	$(0.05)

Net income (loss) per commons share - assuming dilution	$0.02	$(0.02)	$(0.05)

(1)          For the year ended December 31, 2000, 950,000 options have not been included in dilutive shares as the effect would be anti-dilutive.

(2)          For the year ended December 31, 2001, 3,557,480 options have not been included in dilutive shares as the effect would be anti-dilutive.

(3)          For the year ended December 31, 2002, 2,965,671 options have not been included in dilutive shares as the effect would be anti-dilutive.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  SFAS 144 supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  SFAS 144 also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Adoption of this statement did not materially impact the Company’s financial position or results of operations.

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

SFAS 148 amends Financial Accounting Standards No. 123, Account for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  SFAS 148 also amends the disclosure provisions of SFAS. 123 and Accounting Principals Board Opinion No. 28, Interim Financial Reporting, to require disclosures in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method.  The Company adopted the disclosure provisions required in SFAS 148 and has provided the necessary disclosures within Note 8.

2.             Accounts Receivable

Accounts receivable, which are primarily from product sales, are presented net of an allowance for doubtful accounts.  The activity of the Company’s allowance for doubtful accounts for the years ended December 31, 2000, 2001 and 2002 is presented in the following table:

Balance at		Charged to Income or Expense	Deductions(1)	Balance at End of Period
Year Ended December 31	Beginning of Period

2000	$70,000	$100,858	$(90,139)	$80,719
2001	80,719	99,114	(154,729)	25,104
2002	25,104	102,261	(68,938)	58,427

(1)  Represents amounts written off as uncollectible accounts receivable.

3.             Debt

At December 31, 2001 and 2002, the Company had no long-term debt outstanding.  On March 20, 2001 GlobalSCAPE established a line of credit with a bank in the amount of $200,000.  The interest rate was subject to change and was indexed to the bank’s prime rate.  The initial rate was 9.5%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  In the event of default under the Security Agreement, the bank could sell the collateral in which they held a security interest.  GlobalSCAPE did not use any of the available credit under the facility and it expired unused in February 2002 and was not renewed.

4.             Commitments and Contingencies

Capital Leases

The Company has financed the acquisition of certain fixed assets through capital lease obligations.  These obligations are classified as capital leases due to the bargain purchase option contained therein.  The present value of the future minimum lease payments for these leases at December 31, 2002 is as follows:

Year ended December 31:
2003	$64,445
2004	15,632
Total minimum lease payments	80,077
Less amount representing interest	3,466
Present value of minimum lease payments	76,611
Less current portion	61,134
Capital lease obligation, less current portion	$15,477

Property and equipment at December 31, 2001 and 2002 includes $276,000 and $227,000, respectively, for assets held under capital leases, less associated accumulated depreciation of $130,000 and $146,000, respectively.  Depreciation for property and equipment is included in depreciation and amortization expense.

The Company did not enter any new capital lease agreements in 2002.

Operating Leases

Minimum future lease payments on non-cancelable operating leases for office facilities are as follows for the years ending December 31:

2003	$190,659
2004	190,659
2005	190,659
2006	190,659
2007	190,659
Thereafter	95,329
$1,048,624

This lease provides the Company with two successive 5-year renewal options.  Operating lease expense amounted to approximately $139,000, $180,000 and $180,000 in 2000, 2001 and 2002, respectively.

Contingencies

There are claims that arise in the normal course of business that are pending against the Company.  While it is not feasible to predict or determine the outcome of such cases, it is the opinion of management that the ultimate resolution will have no material adverse effect on the financial statements of the Company.

The Company is obligated to pay a minimum royalty of $183,337 during 2003 for the distribution of PureCMS regardless of sales volume during the period.

5.             Related Party Transactions

On June 11, 2002, ATSI sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  Contemporaneously with this transaction, GlobalSCAPE agreed to compromise and settle a $612,304 inter-company balance owed to it by ATSI, which resulted in charges to GlobalSCAPE of  $392,905.  The balance was settled for (i) 200,000 in cash from ATSI; (ii) NTFC Capital Corporation’s release of GlobalSCAPE as a co-borrower on a capital lease executed by ATSI in 1999, and (iii) ATSI’s agreement to provide $50,000 worth of transition support services to GlobalSCAPE over the nine months ending March 11, 2003, including payroll administration and GlobalSCAPE’s continued use of a shared accounting platform.  However, the Company completed its transition from ATSI’s payroll and accounting systems during the third quarter of 2002 and expensed the remainder of the support services, approximately $46,000, during the third quarter.  In addition, prepaid insurance coverage under a joint policy with ATSI was lost to GlobalSCAPE as a result of the change in control, resulting in a charge against GlobalSCAPE’s prepaid assets of $27,083 during the second quarter of 2002.

During the years ended December 31, 2000 and 2001 and for the period from January 1, 2002 to June 11, 2002, ATSI incurred various expenses for the joint benefit of ATSI and GlobalSCAPE such as premiums for health and general business insurance.  ATSI allocated a portion of these expenses to GlobalSCAPE based on GlobalSCAPE’s proportionate use of the services.  The amounts allocated to GlobalSCAPE were not necessarily indicative of the amounts that would have been incurred if

GlobalSCAPE had acquired these services on its own, nor of the amounts that will be charged in the future.  However, management believes the method of allocation is reasonable.  Expenses for these services in the amount of $386,000 and $190,000 for the years ended December 31, 2000 and 2001 and $40,131 for the period beginning January 1, 2002 and ending June 11, 2002 were charged to GlobalSCAPE by ATSI and are reflected in the statement of operations.  Also during 2000, 2001 and 2002, the Company made various loans to ATSI with interest of 12% per annum.  At December 31, 2001 GlobalSCAPE had a net balance due from ATSI of $461,000, which represented the balance of cash advances made to ATSI and interest earned net of the various expenses.

On June 21, 2002, GlobalSCAPE, Inc. announced the termination of its CEO, Tim Nicolaou.  Mr. Nicolaou resigned from the Board of Directors and received $190,000 in severance payments as provided by his employment agreement and will continue to receive health benefits paid by the Company for a period not to exceed twelve months, the cost of which was expensed in 2002.

6.             Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2001	2002
Deferred tax liabilities:
Depreciation and amortization	$32,830	$—
Total deferred tax liabilities	32,830	—
Deferred tax assets:
Accrued expenses	45,692	15,566
Allowance for doubtful accounts	9,288	20,618
Deferred revenue	—	48,122
Net operating loss carryforwards	124,782	239,529
Total deferred tax assets	179,762	323,835
Valuation allowance for deferred tax assets	—	323,835
Net deferred tax assets	$146,932	$—

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	2000	2001	2002
Taxes computed at federal statutory rate	$212,419	$(100,446)	$(148,986)
Increases (decreases) in taxes resulting from:
State taxes, net of federal benefit	19,158	4,366	18,658
Non-deductible incentive stock option compensation charges	72,818	147,730	(21,215)
Other non-deductible expenses	5,731	2,684	2,800
Change in valuation allowance	—	(92,629)	323,835
Other	—	—	110
Total	$310,126	$(38,295)	$175,202

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

The Company made contributions to the plan of $4,377, $7,939 and $7,347 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

In 2000, GlobalSCAPE described potential additional compensation charges, for which it had not made provisions, related to potential future stock option grants to its President, Ms. Poole-Christal.  In April 2001, the Company and Ms. Poole-Christal resolved her claim that her option should be adjusted as a result of the 7.6:1 forward split performed in May 2000.  As part of the resolution of this claim, Ms. Poole-Christal was granted 808,571 fully vested options at $0.0132 per share, 575,000 options at $0.464 per share and would be paid a bonus of $0.0868 per share, grossed up for taxes, for each share exercised related to the original 291,429 options issued on January 15, 1998.  GlobalSCAPE recognized a non-cash compensation charge for these grants of approximately $405,000 for the estimated intrinsic value of the fully vested options and reflected this charge as an increase in operating expenses and a corresponding increase in additional paid-in capital.

On April 4, 2001, the Company issued options under the 2000 Stock Option Plan to substantially all of its employees, an aggregate of 551,000 options with an exercise price of $0.464 per share.  The options vested on June 11, 2002 as a result of the change in control and expire on April 3, 2011.  No compensation expense was recognized related to these grants.

On April 20, 2001, the Company issued 808,571 options under the 1998 Stock Option Plan to Ms. Poole-Christal at an exercise price of $0.0132 per share.  The options are fully vested.  Compensation expense was recognized related to these grants and the price adjustment of the 291,429 original options in the amount of $405,000, as described above.

On April 20, 2001, the Company issued 575,000 options under the 2000 Stock Option Plan to Ms. Poole-Christal at an exercise price of $0.464 per share.  The options vested on June 11, 2002 as a result of the change in control and expire on April 19, 2011.  No compensation expense was recognized related to these grants.

On August 2, 2001, the Company issued 250,000 options under the 2000 Stock Option Plan to Tim Nicolaou at an exercise price of $0.46 per share.  The options vested on June 11, 2002 as a result of the change in control and expired on March 20, 2003.  No compensation expense was recognized related to these grants.

On December 20, 2001, Sandra Poole-Christal exercised her option to purchase 86,000 shares of GlobalSCAPE common stock at an exercise price of $0.10 per share.  The Company paid a bonus to Ms. Poole-Christal related to this exercise of approximately $12,000.

On April 16, 2002, Sandra Poole-Christal exercised her option to purchase 205,429 shares of GlobalSCAPE common stock at an exercise price of $0.10 per share.  Upon exercise, the Company paid Ms. Poole-Christal cash of $28,706 pursuant to the terms of the settlement agreement entered into between the Company and Ms. Poole-Christal on April 20, 2001 related to the adjustment of her options as a result of the Company’s 7.6:1 forward stock split in May 2000.

During 2002, the Company issued 24,000 options under the 2000 Stock Option Plan to several employees with a weighted average exercise price of $0.13 per share.  Of the 24,000, 4,000 options vested on June 11, 2002 as a result of the change in control.  The options expire in 2011.  No compensation expense was recognized related to these grants.

The Company records compensation expense for stock options issued below intrinsic value as those options vest.  For the year ended December 31, 2001, total non-cash compensation charges related to the issuance of stock options below fair market value was $434,000.  No options were issued below intrinsic value for the year ended December 31, 2002.

Stock Issuance

On April 4, 2002, GlobalSCAPE, Inc. issued 10,000 shares of restricted common stock to CEOcast, Inc. for investor relations services.  GlobalSCAPE, Inc. recognized $3,000 in expenses related to this grant based on the closing price of the stock on the issuance date of $0.30 per share.

Supplemental Disclosures for Stock Options

The following table shows the number of options granted, cancelled and exercised for all option plans for the three years ending December 31, 2002.

	Number of Shares	Weighted Avg. Exercise Price
Outstanding December 31, 1999	384,499	$0.10

2000
Granted	1,582,599	0.54
Cancelled	384,499	0.10
Exercised	16,190	0.10
Outstanding December 31, 2000	1,566,409	0.54

2001
Granted	2,184,571	0.30
Expired	107,500	0.46
Exercised	86,000	0.10
Outstanding December 31, 2001	3,557,480	0.41

2002
Granted	24,000	0.13
Expired	289,380	0.79
Exercised	326,429	0.07
Outstanding December 31, 2001	2,965,671	$0.40

The following table shows information about outstanding stock options at December 31, 2002.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.0132	980,171	7.95	$0.0132	980,171	$0.0132
$ 0.11 - $0.22	24,000	9.70	0.128	4,000	0.22
$ 0.46 - $0.464	1,461,500	8.28	0.463	1,461,500	0.463
$ 1.00	500,000	0.22	1.00	500,000	1.00
$ 0.0132 - $1.00	2,965,671	6.82	$0.40	2,945,671	$0.40

Of the 2,965,671 options outstanding at December 31, 2002, 1,000,000 options expired on March 20, 2003.  500,000 of these options had an exercise price of $1.00 per share.  The remaining 500,000 had an exercise price of $0.46 per share.

The Company has elected to follow APB 25, however, SFAS 123, as amended by SFAS 148, requires presentation of pro forma net income and earnings per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement.  The weighted average fair value of the individual stock options granted during 2000, 2001, and 2002 is estimated at $0.02, $0.24 and $0.13, respectively, on the date of grant.  The impact on net income is minimal; therefore, pro forma disclosure requirements prescribed by SFAS 123 as amended by SFAS 148 are not significant to the Company.  The fair values were determined using a minimum value options-pricing model with the following assumptions:

	2000	2001	2002

Dividend Yield	None	None	None

Expected volatility	n/a	n/a	2.45

Risk-free interest rate	6.38%	4.99%	1.82%

Expected life	3.6	5.0	5.0

9.             Quarterly Financial Information (unaudited)

Fiscal Year 2001

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,473,209	$1,352,396	$1,237,802	$1,234,281
Total operating expenses	1,818,632	1,370,446	1,232,604	1,175,856
Net income (loss) before provision for income taxes	(350,333)	(17,265)	8,449	63,719
Net income (loss)	(375,961)	(16,761)	725	134,862

Net income (loss) per share:
Basic	(0.03)	(0.00)	0.00	0.01
Diluted	(0.03)	(0.00)	0.00	0.01
Weighted average shares outstanding:
Basic	12,936,190	12,936,190	12,936,190	12,946,473
Diluted	12,936,190	12,936,190	14,262,212	14,186,495

Fiscal Year 2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,305,902	$1,349,537	$1,291,169	$1,322,895
Total operating expenses	1,191,343	1,817,435	1,223,609	1,487,072
Net income (loss) before provision for income taxes	122,610	(460,540)	66,652	(166,895)
Net income (loss)	88,607	(280,108)	41,726	(463,600)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$0.00	$(0.03)
Diluted	$0.01	$(0.02)	$0.00	$(0.03)
Weighted average shares outstanding:
Basic	13,071,357	13,324,427	13,358,619	13,358,619
Diluted	14,207,739	13,324,427	14,277,122	13,358,619

The Company recognized non-cash compensation charges in the first quarter of 2001 of $417,570.  The Company recognized $392,905 and $190,000 in charges related to the settlement with ATSI and in compensation expense related to the termination of its former CEO, respectively, in the second quarter of 2002.  In the fourth quarter of 2002, GlobalSCAPE spent approximately $240,000 on marketing related activity related to the launch of PureCMS.  GlobalSCAPE also posted a valuation allowance against deferred tax assets during the fourth quarter of $323,835.  Comparisons of GlobalSCAPE’s quarterly results from operations should take these charges into consideration.

10.          Subsequent Events (unaudited)

On March 27, 2003, the Company established a line of credit with a bank in the amount of $250,000.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 6.25%.  In connection with the line of credit, the Company entered into a Commercial Security Agreement with the bank whereby the Company granted a security interest in all its accounts and equipment.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K as to Directors is incorporated herein by reference to such information included in our Proxy Statement for the 2003 Annual Meeting of Stockholders.  The information called for by Item 10 of Form 10-K as to Executive Officers appears in Part I of this Form 10-K.

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2003 Annual Meeting of Stockholders, except for those parts under the captions “Board Report on Executive Compensation” and “Report on Repricing of Options”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement of the 2003 Annual Meeting of Stockholders.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, our President and Vice President of Finance and Administration carried out an evaluation of GlobalSCAPE’s disclosure controls and procedures (as defined SEC Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) and concluded that the controls and procedures are effective in recording, processing, summarizing and reporting the information required to be disclosed by GlobalSCAPE in the reports it files with the SEC under the Exchange Act within the time periods specified in the SEC’s rules and forms.

Changes in internal controls.

There were no significant changes in the Company’s internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation described above.

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1)                    Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

•                  Balance sheets – December 31, 2001 and 2002

•                  Statements of operations – Years ended December 31, 2000, 2001 and 2002

•                  Statements of stockholders’ equity – Years ended December 31, 2000, 2001 and 2002

•                  Statements of cash flows – Years ended December 31, 2000, 2001 and 2002

•                  Notes to financial statements – December 31, 2002

(2)                      Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)                      Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company dated April 17, 1996 (Filed as Exhibit 3.1 to Form 10 filed May 12, 2000).

Exhibit Number	Description
3.2	Certificate of Renewal and Revival of Certificate of Incorporation for the Company dated February 16, 1999 (Filed as Exhibit 3.2 to Form 10 filed May 12, 2000).
3.3	Certificate of Amendment to Certificate of Incorporation dated May 11, 2000 (Filed as Exhibit 3.3 to Form 10 filed May 12, 2000).
3.4	Certificate of Amendment to Certificate of Incorporation dated September 5, 2000 (Filed as Exhibit 3.5 to Form 10, Amendment No. 2, filed September 12, 2000)
3.5	Bylaws of the Company (Filed as Exhibit 3.4 to Form 10 filed May 12, 2000).
3.6	Amended and Restated Bylaws of the Company effective as of September 1, 2000 (Filed as Exhibit 3.6 to Form 10, Amendment No. 2, filed September 12 2000).
3.7	Amended and Restated Bylaws of GlobalSCAPE effective as of October 10, 2000 (Filed as Exhibit to Form 8-K filed October 10, 2000).
3.8	Amended and Restated Bylaws of GlobalSCAPE effective as of January 30, 2003 (Filed herewith).
4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Annual Report on Form 10-K filed April 2, 2001).
*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10 filed May 12, 2000).
*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10 filed May 12, 2000).
*10.3

Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).
*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).
*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).
*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).
*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Annual Report on Form 10-K filed April 2, 2001).
10.9	Commercial Lease Agreement between ACLP University Park S.A. II, L.P. and the Company dated April 13, 1999 (Filed as Exhibit 10.1 to Form 10 filed May 12, 2000).
*10.10	Release and Indemnity Agreement between GlobalSCAPE, Inc. and Sandra Poole-Christal dated April 2, 2001 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 1, 2002).
*10.11

Granting letter for 808,571 options to Sandra Poole-Christal under GlobalSCAPE, Inc. 1998 Stock Option Plan dated April 20, 2001 (Filed as Exhibit 10.18 to Annual Report on Form 10-K filed April 1, 2002).

*10.12	Bonus letter for Sandra Poole-Christal in connection with grant of 808,571 options under 1998 Stock Option Plan (Filed as Exhibit 10.19 to Annual Report on Form 10-K filed April 1, 2002).
*10.13	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Sandra Poole Christal dated April 20, 2001 (Filed as Exhibit 10.20 to Annual Report on Form 10-K filed April 1, 2002).
*10.14	Form of granting letter to GlobalSCAPE, Inc. employees under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Annual Report on Form 10-K filed April 1, 2002).

21	Subsidiaries (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
99.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

* Management Compensatory Plan or Agreement

(b) Reports on Form 8-K.  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 28, 2003.

GlobalSCAPE, Inc.

By:	/s/ Sandra Poole-Christal
Sandra Poole-Christal
President and COO

By:	/s/ Daniel McRedmond
Daniel McRedmond
Vice President of Finance and Administration

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2003.

Signature	Title

/s/ Sandra Poole-Christal	President / COO and Director
Sandra Poole-Christal	(Principal Executive Officer)

/s/ Thomas W. Brown	Chairman of the Board and Director
Thomas W. Brown

/s/ David L. Mann	Director
David L. Mann

/s/ Daniel McRedmond	Vice President of Finance and Administration,
Daniel McRedmond	Treasurer
(Principal Accounting and Financial Officer)

CERTIFICATIONS

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, Sandra Poole-Christal, certify that:

1.                                       I have reviewed this annual report on Form 10-K of GlobalSCAPE, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Sandra Poole-Christal
Sandra Poole-Christal
President and COO

CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Daniel McRedmond, certify that:

1.                                       I have reviewed this annual report on Form 10-K of GlobalSCAPE, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Daniel McRedmond
Daniel McRedmond
Vice President of Finance and Administration, Treasurer
(Principal Accounting and Financial Officer)