Form 10-Q
period 2003-03-31
GLOBALSCAPE INC
filed 2003-05-15
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes      ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The number of shares outstanding of the registrant’s common stock at May 14, 2003 was 13,358,619.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2003

GlobalSCAPE®, CuteFTP Pro®, CuteFTP®, CuteSITE Builder®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE, Inc.  GlobalSCAPE Secure FTP Server, and GlobalSCAPE Transfer Engine are trademarks of GlobalSCAPE, Inc.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2002	March 31, 2003
		(unaudited)
Assets
Current assets:
Cash	$480,609	$325,098
Accounts receivable (net of allowance for doubtful accounts of $58,427 and $54,904 at December 31, 2002 and March 31, 2003, respectively)	251,769	220,248
Prepaid expenses	72,249	26,559
Total current assets	804,627	571,905

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	221,196	204,259
Equipment	600,970	554,978
Leasehold improvements	154,376	154,376
	1,309,462	1,246,533
Accumulated depreciation and amortization	848,873	852,714
Net property and equipment	460,589	393,819

Other assets:
Core software technology (net of accumulated amortization of $763,998 and $808,945 at December 31, 2002 and March 31, 2003, respectively)	134,945	89,998
Other	11,881	11,881
Total other assets	146,826	101,879
Total assets	$1,412,042	$1,067,603

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2002	March 31, 2003
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,895	$296,349
Accrued expenses	108,495	144,488
Deferred revenue	141,536	217,832
Current portion of capital lease obligation	61,134	61,648
Total current liabilities	436,060	720,317

Long-term liabilities:
Capital lease obligations, less current portion	15,477	—
Other long-term liabilities	50,468	47,665
Total long-term liabilities	65,945	47,665

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,358,619 and 13,358,619 shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively	13,359	13,359
Additional paid-in capital	670,307	670,307
Retained earnings (deficit)	226,371	(384,045)
Total stockholders’ equity	910,037	299,621
Total liabilities and stockholders’ equity	$1,412,042	$1,067,603

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended March 31,
	2002	2003
Operating revenues:
Software product revenues	$1,305,902	$1,120,186

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	106,243	141,990
Selling, general and administrative expenses	743,544	1,251,720
Research and development expenses	204,239	217,218
Depreciation and amortization	137,317	117,040
Total operating expense	1,191,343	1,727,968
Income (loss) from operations	114,559	(607,782)

Other income (expense):
Interest expense	(2,603)	(1,148)
Interest income	10,654	—
Gain (loss) on sale of assets	—	(1,486)
Total other income (expense)	8,051	(2,634)
Income (loss) before income taxes	122,610	(610,416)

Income tax expense (benefit):
Current:
Federal	—	—
State	4,063	—
Deferred:
Federal	29,864	—
State	76	—
Total income tax provision (benefit)	34,003	—

Net income (loss)	$88,607	$(610,416)

Net income (loss) per common share-basic	$0.01	$(0.05)
Net income (loss) per common share-assuming dilution	$0.01	$(0.05)
Average shares outstanding:
Basic	13,071,357	13,358,619
Diluted	14,207,739	13,358,619

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2002	2003
Operating Activities:
Net income (loss)	$88,607	$(610,416)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	12,816	789
Depreciation and amortization	137,317	117,040
Non-cash compensation	(33,690)	—
Loss on sale of assets	—	1,486
Deferred taxes	29,940	—
Changes in operating assets and liabilities:
Accounts receivable	(79,800)	30,732
Due from ATSI Comm. Inc.	39,196	—
Prepaid expenses	(27,043)	45,690
Accounts payable	(29,664)	171,454
Accrued expenses	(1,973)	35,993
Deferred revenues	9,135	76,296
Other long-term liabilities	(2,804)	(2,803)
Net cash provided (used) by operating activities	142,037	(133,739)
Investing Activities:
Loans to ATSI Comm. Inc.	(50,000)	—
Purchase of property and equipment	(25,629)	(6,809)
Net cash used in investing activities	(75,629)	(6,809)
Financing Activities:
Issuance of common stock	1,595	—
Principal payments on capital lease obligations	(18,670)	(14,963)
Net cash used in financing activities	(17,075)	(14,963)
Net increase (decrease) in cash	49,333	(155,511)
Cash at beginning of period	134,537	480,609
Cash at end of period	$183,870	$325,098

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

GlobalSCAPE, founded in April 1996, develops and distributes Internet related software.  The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP and CuteFTP Pro accounted for approximately 85% and 80% of total revenues in 2002 and the first quarter of 2003, respectively.  The Company is organized and operates as one operating segment, Internet-based software distribution, and markets its products primarily over the Internet.

Corporate Structure

All of the Company’s operations are conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.  GlobalSCAPE, Inc. is approximately 71% owned by the Brown and Mann-GlobalSCAPE Joint Venture, with the remainder held publicly.  GlobalSCAPE, Inc. is a holding company and conducts no operations, however, the stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board.  References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

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

The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information refer to the financial statements and footnotes included in GlobalSCAPE’s Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity

The Company incurred significant operating losses during the year ended December 31, 2002 and the quarter ended March 31, 2003.  GlobalSCAPE’s operating loss in the first quarter of 2003 is due primarily to a 14% decline in revenues as compared to the same period in 2002 as well as approximately $460,000 of expenditures for marketing and advertising programs in connection with the release of its content management product, PureCMS.  These expenditures have substantially reduced the Company’s working capital as of March 31, 2003.  Presently, the Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence.  Revenues from these two products declined approximately 7% from 2001 to 2002 and 21% from the first quarter of 2002 when compared to the first quarter of 2003.  Greater deferred revenues magnified the decline in the first quarter of 2003 when compared to the first quarter of 2002.  Gross sales for CuteFTP, CuteFTP Pro and related support and maintenance declined 16% during the comparative quarters.

Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, these products may have reached such a point in their lifecycles.  This decline in revenues may have also been exacerbated by weakness in corporate spending related to the uncertain economic and political climate during the quarter.

If sales continue to decline or the Company’s liquidity is otherwise reduced, management has the intent and ability to: substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures, reduce or substantially eliminate research and development expenditures, and/or reduce or substantially eliminate marketing costs subsequent to the first quarter of 2003.  However, the Company is obligated to pay a minimum royalty of $183,337 for the PureCMS product during 2003 regardless of the amount of sales of the product.  Further, the Company has developed and intends to implement, in the second quarter of 2003, new sales processes that are intended to improve sales of the PureCMS product and those of CuteFTP and CuteFTP Pro.  However, there can be no assurance that such sales can be generated, or that such efforts will be successful in stemming or reversing the sales declines the Company has experienced relative to the CuteFTP and the CuteFTP Pro products.

In addition, to provide additional liquidity if necessary, the Company obtained a $250,000 revolving line of credit agreement with a commercial bank on March 27, 2003, which is due on demand, but if no demand is made, then in March, 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 6.25%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  Although the Company has not drawn any amounts on this credit facility, the credit facility is available to the Company at any point during its term.

Due to the Company’s reduced liquidity, the Company’s flexibility in reacting to changes in the operating environment and economy may be limited.  However, management believes that, if the Company’s liquidity requires, it will be able to effect some or all of the components of the plan set forth above, which are sufficient in the aggregate to enable the Company to continue as a going concern through at least December 31, 2003.  Accordingly, the financial statements of the Company do not include any adjustments to reflect the possible future effects or the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company cannot improve its working capital position.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Sale / Disposal of Assets

During the first quarter of 2003, the Company disposed of equipment and software with an original purchase price of $69,738 and accumulated depreciation of $68,252.  GlobalSCAPE recognized a loss of $1,486 related to the disposal of these assets.

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

During the quarter ended March 31, 2003, no options were exercised or granted.  However, 1,000,000 options expired on March 20, 2003.  The exercise price for 500,000 of these options was $1.00 per share.  The remaining 500,000 had an exercise price of $0.46 per share.

During the quarter ended March 31, 2002, 121,000 were exercised.

In the first quarter of 2002, 205,429 options were subject to variable accounting, meaning that the charges related to the grant and re-pricing of these options fluctuated with GlobalSCAPE’s stock price.  GlobalSCAPE recognized compensation expense for these options in prior periods based on a fair value estimate of $0.464 per share.  Our stock price closed at $0.30 as of the last trading day of the first quarter of 2002.  Therefore, the difference between $0.464 and $0.30, multiplied by the 205,429 options, or $33,690, was recorded as reduction to compensation expense during this period.  No outstanding options are currently subject to variable accounting.

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

	Three months ended March 31,
	2002	2003
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$88,607	$(610,416)
Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	13,071,357	13,358,619
Dilutive potential common shares
Stock options (1)	1,136,382	—
Denominator for dilutive earnings per share	14,207,739	13,358,619
Net income (loss) per common share-basic	$0.01	$(0.05)
Net income (loss) per common share-assuming dilution	$0.01	$(0.05)

(1)                                  For the quarter ended March 31, 2003, 1,965,671 options have not been included in dilutive shares as the effect would be anti-dilutive.

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

Overview

GlobalSCAPE develops and distributes Internet related software including file management, content management and Web development tools.  We distribute our software primarily via download from our Internet website.  During 2002, approximately 62% of our revenues were generated from customers within the United States, with the remaining 38% concentrated mostly in Western Europe, Canada and Australia. During the first quarter of 2003, these figures were 63% and 37%, respectively.  CuteFTP and CuteFTP Pro accounted for 85% and 80% of total revenues in 2002 and the first quarter of 2003, respectively.  Revenue attributable to these two products declined 7% from 2001 to 2002 and 21% when comparing the first quarter of 2002 to the first quarter of 2003.  These products may have reached a mature or declining stage of their lifecycles.  This decline in revenues may have also been exacerbated by weakness in corporate spending related to the uncertain economic and political climate during the period.

Our strategy is to continue to introduce new products while enhancing the features of our current product line.  We dedicated considerable resources in the fourth quarter of 2002 and the first quarter of 2003 to the development and market launch of PureCMS, our content management product.  Our success in 2003 depends, to a great extent, on our ability to market and sell the PureCMS product effectively as well as our ability to maintain the revenues generated by CuteFTP and CuteFTP Pro.  In general, our success depends on our ability to introduce new products and the market’s acceptance of these products.

Our current products include:

•                                          PureCMS, a content management product targeting companies with small to medium-size Web site development teams.  Content management solutions permit contributors from various disciplines within a company to directly control designated content on the company’s Web site, more efficiently manage resources and reduce maintenance costs;

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

•                                          GlobalSCAPE Transfer Engine, a software developers’ toolkit for incorporating the CuteFTP Pro file transfer technology into developers’ own applications; and

•                                          GlobalSCAPE Web Hosting.

We expect to release a web survey tool in 2003 as well.  This product will target small to medium sized companies operating web sites and allows them to easily create and manage web surveys.

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

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002 and $218,000 at March 31, 2003.  The rate of growth in deferred revenue was due primarily to the rapid growth in the sale of technical support and maintenance agreements in the fourth quarter of 2002 and the first quarter of 2003.  However, the rate of growth has slowed, especially as total sales volume has declined.  If the level of sales of technical support and maintenance agreements continues to slow, the balance of deferred revenues will stabilize.  However, if the sales grow, this balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in 2002 or the first quarter of 2003.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2002 or the first quarter of 2003.

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

During the quarter ended March 31, 2003, no options were exercised or granted.  However, 1,000,000 options expired on March 20, 2003.  The exercise price for 500,000 of these options was $1.00 per share.  The remaining 500,000 had an exercise price of $0.46 per share.

During the quarter ended March 31, 2002, 121,000 were exercised.

In the first quarter of 2002, 205,429 options were subject to variable accounting, meaning that the charges related to the grant and re-pricing of these options fluctuated with GlobalSCAPE’s stock price.  GlobalSCAPE recognized compensation expense for these options in prior periods based on a fair value estimate of $0.464 per share.  Our stock price closed at $0.30 as of the last trading day of the first quarter of 2002.  Therefore, the difference between $0.464 and $0.30, multiplied by the 205,429 options, or $33,690, was recorded as reduction to compensation expense during this period.  No outstanding options are currently subject to variable accounting.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the quarters ended March 31, 2002 and 2003, we spent approximately $204,000 and $217,000, respectively, on research and development.  No research and development expenses were capitalized in either of these periods and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the book and tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-taxable income is generated.

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on this criteria, Management has concluded that no income tax benefits are to be recorded related to the net loss in the first quarter of 2003, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating losses.

Comparison of the Three Months ended March 31, 2002 and 2003

Revenue.  For the three months ended March 31, 2001 and 2002, total revenues decreased $185,716 or 14% from $1,305,902 to $1,120,186 due primarily to lower unit volume of single license sales.  Total unit sales of our software products increased slightly from 37,819 to 38,413, however, this increase was due to site license sales, which are typically at reduced prices.  The increase in volume was offset by a decrease of $5.37 in the average selling price per unit.  Revenues from CuteFTP and CuteFTP Pro declined 21% between periods and unit sales declined 13% after adjusting for site license sales.  Some of the decline in revenues for these two products was due to greater proportion of deferred revenues related to support and maintenance agreements. Gross sales of these products including associated support and maintenance declined approximately 16% between the comparable periods.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $35,747 or 34% between periods from $106,243 for the three months ended March 31, 2002 to $141,990 for the three months ended March 31, 2003 due to increased royalty expenses related to our distribution agreement for the PureCMS product.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods due to royalty agreements.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the three months ended March 31, 2002 and 2003 selling, general and administrative expenses were $743,544 and $1,251,720, respectively, an increase of $508,176 or 68%.  Most of the increase was due to approximately $460,000 in product launch expenses related to PureCMS.  As a percentage of total revenues, selling, general and administrative expenses increased from 57% to 112%.  The number of persons employed by GlobalSCAPE increased from 36 at March 31, 2002 to 38 on March 31, 2003.

Research and Development.  Research and development expenses increased $12,979 or 6% between periods, from $204,239 to $217,218.  The increase was due primarily to slightly higher personnel costs for internal staff.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of the trademark associated with our purchase of CuteFTP.  Depreciation and amortization expense decreased from $137,317 to $117,040, a decrease of 15%.  This decrease was due primarily because previously capitalized software development costs were fully amortized at December 31, 2002.

Other Income, Expense.  For the three months ended March 31, 2002 and 2003, interest expense decreased from $2,603 to $1,148, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During the three months ended March 31, 2002 we recognized $10,654 in interest income related to loans made to ATSI Communications, Inc.  During the three months ended March 31, 2003, we recognized a loss on the disposal of fixed assets in the amount of $1,486.

Income Taxes.  The provision for federal income taxes was $29,864 for the three months ended March 31, 2002.  The provision for state income taxes was $4,139 over the same period.  GlobalSCAPE’s effective income tax rate was 28% for the three months ended March 31, 2002.  The effective income tax rate for the three months ended March 31, 2002 differed from the federal statutory rate primarily due to the financial accounting impact of reductions to compensation charges related to stock options grants subject to variable accounting.

We recognized no benefit related to the net loss in the first quarter of 2003 because we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net Income (Loss).  GlobalSCAPE incurred a net loss of $610,416 in the first quarter of 2003 compared to net income of $88,607 in the first quarter of 2002.  The net loss in the three months ended March 31, 2003 was due to approximately $460,000 in product launch expenses related to PureCMS and the near $186,000 decline in revenues over the same quarter in the prior year.

Liquidity and Capital Resources

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP and CuteFTP Pro, which accounted for 85% and 80% of our revenues in 2002 and the three months ended March 31, 2003.  Revenues from these two products declined approximately 7% from 2001 to 2002 and 21% from the first quarter of 2002 when compared to the first quarter of 2003.  Greater deferred revenues magnified the decline in the first quarter of 2003 when compared to the first quarter of 2002.  Gross sales for CuteFTP and CuteFTP Pro and related support and maintenance declined 16% during the comparative quarters.

Anything that has a negative impact on these products, such as decreased demand, will negatively impact our cash flow from operations and our ability to meet our commitments.  Demand for our products could be affected by many factors including rapid technological obsolescence.  For more discussion on the risks that might affect demand for our products, you should read the information under “Risk Factors” in our Annual Report on Form 10K filed March 31, 2003.

Net cash provided by operating activities was $142,037 for the three months ended March 31, 2002.  Cash provided by operations was primarily the result of net income and adjustments related to depreciation and amortization, offset by increases in accounts receivable.  Net cash used in operations for the three months ended March 31, 2003 was $133,739.  Cash used in operations for the first quarter of 2003 was primarily the result of the net loss for the period offset by adjustments related to depreciation and amortization and increases in accounts payable.

Net cash used in investing activities for the three months ended March 31, 2002 and 2003 was $75,629 and $6,809, respectively.  Net cash used in investing activities during the three months ended March 31, 2002 was comprised of $50,000 in loans to ATSI and $25,629 in purchases computers and software.  Net cash used in investing activities during the three months ended March 31, 2002 is comprised of purchases of computers and software.

Net cash used in financing activities during the three months ended March 31, 2002 and 2003 was $17,075 and $14,963, respectively.  Net cash used in financing activities for both periods consisted mainly of principle payments on capital lease obligations.

As of March 31, 2003 we had $325,098 in cash, current assets of $571,905 and current liabilities of $720,317, resulting in a working capital deficit of $148,412.  Our principal commitments consisted of obligations outstanding under capital and operating leases as well as royalty agreements with third parties and trade accounts payable.  In the fourth quarter of 2002 and continuing through the first quarter of 2003, we significantly increased our expenditures for marketing and advertising programs in connection with the release of our new products, particularly our Web content management product PureCMS, which has significantly reduced our working capital.  In addition, we plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We expect that operating expenses will continue to be a material use of our cash resources as well.  The facility that we currently occupy is expected to be sufficient for our growth for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2003.

The Company incurred significant operating losses during the year ended December 31, 2002 and the quarter ended March 31, 2003.  GlobalSCAPE’s operating loss in the first quarter of 2003 is due primarily to a 14% decline in revenues as compared to the same period in 2002 as well as approximately $460,000 of expenditures for marketing and advertising programs in connection with the release of its content management product, PureCMS.  These expenditures have substantially reduced the Company’s working capital as of March 31, 2003.  Presently, the Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence.  Revenues from these two products declined approximately 7% from 2001 to 2002 and 21% from the first quarter of 2002 when compared to the first quarter of 2003.  Greater deferred revenues magnified the decline in the first quarter of 2003 when compared to the first quarter of 2002.  Gross sales for CuteFTP, CuteFTP Pro including related support and maintenance declined only 16% during the comparative quarters.

Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, these products may have reached such a point their lifecycles.  This decline in revenues may have also been exacerbated by weakness in corporate spending related to the uncertain economic and political climate during the quarter.

The Company’s liquidity could be further reduced in 2003 if the sales of these products continue to decline.

If sales continue to decline or the Company’s reduced liquidity otherwise requires, management has the intent and ability to: substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures, reduce or substantially eliminate research and development expenditures, and/or reduce or substantially eliminate marketing costs subsequent to the first quarter of 2003.  However, the Company is obligated to pay a minimum royalty of $183,337 for the PureCMS product during 2003 regardless of the amount of sales of the product.  Further, the Company has developed and intends to implement, in the second quarter of 2003, new sales processes that are intended to improve sales of the PureCMS product and those of CuteFTP and CuteFTP Pro.  However, there can be no assurance that such sales can be generated, or that such efforts will be successful in stemming or reversing the sales declines the Company has experienced relative to the CuteFTP and the CuteFTP Pro products.

In addition, to provide additional liquidity if necessary, the Company obtained a $250,000 revolving line of credit agreement with a commercial bank on March 27, 2003, which is due on demand, but if no demand is made, then in March, 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 6.25%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  Although the Company has not drawn any amounts on this credit facility, the credit facility is available to the Company at any point during its term.

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

Seasonality

We believe our sales are subject to seasonal variations.  We experience significantly less sales volume during national holidays and weekends when compared to normal business days.  In 2000, we experienced a decline in software sales from the third to fourth quarter, primarily due to lower December sales.  Third and fourth quarter revenues in 2001 were comparable, however, we believe this was the result of unusually weak demand in September of that year which skewed the comparison.  In 2002, fourth quarter revenues were slightly higher than the third quarter due to a fourth quarter upgrade release of CuteFTP Pro that bolstered revenues for the period.  However, we expect that in future periods we will see weakness in the fourth quarter when compared to the third quarter due to the holiday season.  We do not believe that the decline in sales from the fourth quarter of 2002 to the first quarter of 2003 was due to seasonal factors.

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

In the three months ended March 31, 2003, approximately 37% of our revenues came from customers outside the United States.  However, all revenues are received in U.S. dollars so we have no exchange rate risk.

Item 4.  Controls and Procedures

(a)               Evaluation of disclosure controls and procedures.  Within the 90 days prior to the filing date of this report, our President and Vice President of Finance and Administration carried out an evaluation of GlobalSCAPE’s disclosure controls and procedures (as defined SEC Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) and concluded that the controls and procedures are effective in recording, processing, summarizing and reporting the information required to be disclosed by GlobalSCAPE in the reports it files with the SEC under the Exchange Act within the time periods specified in the SEC’s rules and forms.

(b)              Changes in internal controls.  There were no material changes in GlobalSCAPE’s internal controls subsequent to the evaluation described above.

Part II.  Other Information.

Item 1.	Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

None in the first quarter of 2003.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None in the first quarter of 2003.

Item 5.	Other Information

None in the first quarter of 2003.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

.	99.1 Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None in the first quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

May 15, 2003	By:	/s/ Sandra Poole-Christal
Date		Sandra Poole-Christal
President and Chief Operating Officer

May 15, 2003	By:	/s/ Daniel McRedmond
Date		Daniel McRedmond Vice President Finance & Administration (Principal Accounting and Financial Officer)

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ Daniel McRedmond
Daniel McRedmond
Vice President Finance and Administration