Form 10-Q
period 2003-06-30
GLOBALSCAPE INC
filed 2003-08-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the registrant’s common stock at August 13, 2003 was 13,358,619.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2003

GlobalSCAPE®, CuteFTP Pro®, CuteFTP®, CuteSITE Builder®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE, Inc.  PureCMS, GlobalSCAPE Secure FTP Server, and GlobalSCAPE Transfer Engine are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2002	June 30, 2003
		(unaudited)
Assets
Current assets:
Cash	$480,609	$218,290
Accounts receivable (net of allowance for doubtful accounts of $58,427 and $53,097 at December 31, 2002 and June 30, 2003, respectively)	251,769	285,220
Prepaid expenses	72,249	35,346
Total current assets	804,627	538,856

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	221,196	215,878
Equipment	600,970	560,387
Leasehold improvements	154,376	154,376
	1,309,462	1,263,561
Accumulated depreciation and amortization	848,873	917,064
Net property and equipment	460,589	346,497

Other assets:
Core software technology (net of accumulated amortization of $763,998 and $853,892 at December 31, 2002 and June 30, 2003, respectively)	134,945	45,051
Other	11,881	11,881
Total other assets	146,826	56,932
Total assets	$1,412,042	$942,285

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2002	June 30, 2003
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,895	$103,948
Accrued expenses	108,495	144,536
Deferred revenue	141,536	201,294
Current portion of capital lease obligation	61,134	46,443
Total current liabilities	436,060	496,221

Long-term liabilities:
Capital lease obligations, less current portion	15,477	—
Other long-term liabilities	50,468	44,861
Total long-term liabilities	65,945	44,861

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,358,619 and 13,358,619 shares issued and outstanding at December 31, 2002 and June 30, 2003, respectively	13,359	13,359
Additional paid-in capital	670,307	670,307
Retained earnings (deficit)	226,371	(282,463)
Total stockholders’ equity	910,037	401,203
Total liabilities and stockholders’ equity	$1,412,042	$942,285

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Operating revenues:
Software product revenues	$1,349,537	$1,309,708	$2,655,439	$2,429,894

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	82,341	131,351	188,584	273,341
Selling, general and administrative expenses	1,013,043	762,697	1,756,587	2,014,417
Research and development expenses	191,330	203,874	395,569	421,092
Depreciation and amortization	137,816	109,297	275,133	226,337
Settlement with ATSI Comm. Inc.	392,905	—	392,905	—
Total operating expense	1,817,435	1,207,219	3,008,778	2,935,187
Income (loss) from operations	(467,898)	102,489	(353,339)	(505,293)

Other income (expense):
Interest expense	(2,744)	(907)	(5,347)	(2,055)
Interest income	10,102	—	20,756	—
Gain (loss) on sale of assets	—	—	—	(1,486)
Total other income (expense)	7,358	(907)	15,409	(3,541)
Income (loss) before income taxes	(460,540)	101,582	(337,930)	(508,834)

Income tax expense (benefit):
Current:
Federal	—	—	—	—
State	(4,063)	—	—	—
Deferred:
Federal	(158,470)	—	(128,606)	—
State	(17,899)	—	(17,823)	—
Total income tax provision (benefit)	(180,432)	—	(146,429)	—

Net income (loss)	$(280,108)	$101,582	$(191,501)	$(508,834)

Net income (loss) per common share- basic	$(0.02)	$0.01	$(0.01)	$(0.04)
Net income (loss) per common share- assuming dilution	$(0.02)	$0.01	$(0.01)	$(0.04)
Average shares outstanding:
Basic	13,324,427	13,358,619	13,198,591	13,358,619
Diluted	13,324,427	14,284,107	13,198,591	13,358,619

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2002	2003
Operating Activities:
Net income (loss)	$(191,501)	$(508,834)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	32,816	4,277
Depreciation and amortization	275,133	226,337
Non-cash compensation	(59,396)	—
Loss on sale of assets	—	1,486
Deferred taxes	(146,429)	—
Changes in operating assets and liabilities:
Accounts receivable	(173,934)	(37,728)
Due from ATSI Comm. Inc.	461,124	—
Prepaid expenses	(43,072)	36,903
Accounts payable	(23,434)	(20,947)
Accrued expenses	80,657	36,041
Deferred revenues	20,588	59,758
Other long-term liabilities	(5,608)	(5,607)
Net cash provided (used) by operating activities	226,944	(208,314)
Investing Activities:
Loans to ATSI Comm. Inc.	(200,000)	—
Settlement with ATSI Comm. Inc..	200,000	—
Purchase of property and equipment	(36,818)	(23,837)
Net cash used in investing activities	(36,818)	(23,837)
Financing Activities:
Issuance of common stock	22,138	—
Principal payments on capital lease obligations	(42,569)	(30,168)
Net cash used in financing activities	(20,431)	(30,168)
Net increase (decrease) in cash	169,695	(262,319)
Cash at beginning of period	134,537	480,609
Cash at end of period	$304,232	$218,290

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

GlobalSCAPE, founded in April 1996, develops and distributes Internet related software.  The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP and CuteFTP Pro accounted for approximately 85% and 77% of total revenues in 2002 and the first six months of 2003, respectively.  The Company is organized and operates as one operating segment, Internet-based software distribution, and markets its products primarily over the Internet.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements.”  Accordingly, they do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been made.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

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

Liquidity

The Company returned to a positive working capital position as of June 30, 2003 through a combination of revenue growth and expense reductions.  The Company incurred significant operating losses during the year ended December 31, 2002 and the quarter ended March 31, 2003 but returned to profitability for the quarter ended June 30, 2003.  GlobalSCAPE’s operating loss in the first quarter of 2003 was due primarily to a 14% decline in revenues as compared to the same period in 2002 as well as approximately $460,000 of expenditures for marketing and advertising programs in connection with the release of its content management product, PureCMS.  Management addressed the liquidity issues by reducing marketing costs subsequent to the first quarter of 2003 as described in the Liquidity section of the Notes to Financial Statements in the Quarterly Report on Form 10Q filed for the first quarter of 2003.  GlobalSCAPE reduced selling, general and administrative expenses by approximately $489,000 from the first to second quarter of 2003 primarily through reductions in marketing costs while revenues grew approximately 17% over the same period.

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which may be subject to technological and competitive obsolescence.  Revenues from these two products declined approximately 7% from 2001 to 2002, 21% from the first quarter of 2002 when compared to the first quarter of 2003 and 18% from the second quarter of 2002 when compared to the second quarter of 2003.  However, much of the decline in revenues from the sale of these two products was offset by sales of newer products in the second quarter of 2003, namely CuteSITE Builder, Secure Server and PureCMS.  Total revenues declined only 3% when comparing the second quarter of 2003 to the same period in 2002 and sales of CuteFTP and CuteFTP Pro increased approximately 10% from the first to second quarters of 2003.

In the 10Q filed May 15, 2003, the Company discussed its intent to implement new sales processes intended to improve sales of the PureCMS product and those of CuteFTP and CuteFTP Pro.  Staffing and implementation of these plans were substantially complete by July 1, 2003 and the Company expects to see the results of these efforts in subsequent periods.  However, there can be no assurance that these new sales efforts will be successful in stemming or reversing the sales declines the Company has experienced relative to the CuteFTP and the CuteFTP Pro products.

The Company also described minimum royalty commitments related to the PureCMS product in the 10Q filed May 15, 2003.  The total minimum royalty payable in 2003 is $183,337, of which $100,002 was paid and expensed as of June 30, 2003 leaving only $83,335 payable through the remainder of the year.

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

Sale / Disposal of Assets

During the first quarter of 2003, the Company disposed of equipment and software with an original purchase price of $69,738 and accumulated depreciation of $68,252.  GlobalSCAPE recognized a loss of $1,486 related to the disposal of these assets.  There were no disposals of fixed assets during the second quarter of 2003.

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

During the six months ended June 30, 2003, no options were exercised or granted.  However, 1,000,000 options expired on March 20, 2003.  The exercise price for 500,000 of these options was $1.00 per share.  The remaining 500,000 had an exercise price of $0.46 per share.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2003	2002	2003
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$(280,108)	$101,582	$(191,501)	$(508,834)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	13,324,427	13,358,619	13,198,591	13,358,619

Dilutive potential common shares
Stock options (1)	—	925,488	—	—
Denominator for dilutive earnings per share	13,324,427	14,284,107	13,198,591	13,358,619

Net income (loss) per common share	$(0.02)	$0.01	$(0.01)	$(0.04)
Net income (loss) per common share – assuming dilution	$(0.02)	$0.01	$(0.01)	$(0.04)

(1)   For the three and six months ended June 30, 2002, 3,213,551 options have not been included in dilutive shares, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2003, 935,500 and 1,935,671 options, respectively, have not been included in dilutive shares, as the effect would be anti-dilutive.

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

Overview

GlobalSCAPE develops and distributes Internet related software including file management, content management and Web development tools.  We distribute our software primarily via download from our Internet website.  During 2002, approximately 62% of our revenues were generated from customers within the United States, with the remaining 38% concentrated mostly in Western Europe, Canada and Australia. During the first six months of 2003, these figures were 64.5% and 35.5%, respectively.  CuteFTP and CuteFTP Pro accounted for 85% and 77% of total revenues in 2002 and the first six months of 2003, respectively.  Revenues from these two products declined approximately 7% from 2001 to 2002, 21% from the first quarter of 2002 when compared to the first quarter of 2003 and 18% from the second quarter of 2003 when compared to the second quarter of 2002.  However, much of the decline in revenues from the sale of these two products was offset by sales of CuteSITE Builder, Secure Server and PureCMS.  Total revenues declined only 3% when comparing the second quarter of 2003 to the same period in 2002 and sales of CuteFTP and CuteFTP Pro increased 10% from the first to second quarters of 2003.

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

•                  Web Survey, an easy way to create, manage and analyze Web site surveys;

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

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002 and $201,000 at June 30, 2003.  The rate of growth in deferred revenue was due primarily to the rapid growth in the sale of technical support and maintenance agreements in the fourth quarter of 2002 and the first quarter of 2003.  However, sales of maintenance and support contracts declined in second quarter of 2003 compared to the first quarter even as total sales increased.  If the level of sales of technical support and maintenance agreements remains the same or declines, the balance of deferred revenues will stabilize or decline.  However, if sales grow, this balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in 2002 or the first six months of 2003.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2002 or the first six months of 2003.

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

During the six months ended June 30, 2003, no options were exercised or granted.  However, 1,000,000 options expired on March 20, 2003.  The exercise price for 500,000 of these options was $1.00 per share.  The remaining 500,000 had an exercise price of $0.46 per share.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the six months ended June 30, 2002 and 2003, we spent approximately $396,000 and $421,000, respectively, on research and development.  No research and development expenses were capitalized in either of these periods and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

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

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on these criteria, management has concluded that no income tax benefits are to be recorded related to the net loss for the six months ended June 30, 2003, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating losses.

Comparison of the Three Months ended June 30, 2002 and 2003

Revenue.  For the three months ended June 30, 2002 and 2003, total revenues decreased $39,829 or 3% from $1,349,537 to $1,309,708 due to a slight decline in unit volume from 45,665 to 43,711 between the respective periods.  The decline in unit volume was offset somewhat by a $0.41 increase in the average selling price per unit.  Revenues from CuteFTP and CuteFTP Pro declined 18% over the comparable periods.  However, revenues from these products were up 10% in the second quarter of 2003 over the first quarter of 2003.  CuteFTP and CuteFTP Pro accounted for 75% of total revenues for the three months ended June 30, 2003.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $49,010 or 60% between periods from $82,341 for the three months ended June 30, 2002 to $131,351 for the three months ended June 30, 2003 due to increased royalty expenses related to our technology licensing agreement for the PureCMS product.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods due to royalty agreements.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the three months ended June 30, 2002 and 2003 selling, general and administrative expenses were $1,013,043 and $762,697, respectively, a decrease of $250,346 or 25%.  Most of the decrease was due to the approximately $190,000 in severance payments to our former CEO in the second quarter of 2002.  The number of persons employed by GlobalSCAPE increased from 32 at June 30, 2002 to 38 on June 30, 2003.

Research and Development.  Research and development expenses increased $12,544 or 7% between periods, from $191,330 to $203,874.  The increase was due primarily to slightly higher personnel costs for internal staff.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $137,816 to $109,297, a decrease of 21%.  This decrease was due to a reduction in amortization expense because previously capitalized software development costs were fully amortized at December 31, 2002 as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Settlement with ATSI Communications Inc.  On June 11, 2002, ATSI Communications, Inc. sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  Contemporaneously with this transaction, GlobalSCAPE agreed to compromise and settle a $612,304 inter-company balance owed to it by ATSI, which resulted in charges to GlobalSCAPE of  $392,905.  The balance was settled for (i) 200,000 in cash from ATSI; (ii) NTFC Capital Corporation’s release of GlobalSCAPE as a co-borrower on a capital lease executed by ATSI in 1999, and (iii) ATSI’s agreement to provide $50,000 worth of transition support services to GlobalSCAPE over the nine months ending March 11, 2003, including payroll administration and GlobalSCAPE’s continued use of a shared accounting platform.  However, we completed our transition from ATSI’s payroll and accounting systems during the third quarter of 2002 and expensed the remainder of the support services as selling, general and administrative expenses, approximately $46,000, during that quarter.  In addition, prepaid insurance coverage under a joint policy with ATSI was lost to GlobalSCAPE as a result of the change in control, resulting in a charge against GlobalSCAPE’s prepaid assets of $27,083 during the second quarter of 2002.

Other Income, Expense.  For the three months ended June 30, 2002 and 2003, interest expense decreased from $2,744 to $907, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During the three months ended June 30, 2002 we recognized $10,102 in interest income related to loans made to ATSI Communications, Inc.  These loan balances were settled as part of the settlement with ATSI and will not generate interest income in future periods.

Income Taxes.  The provision for income taxes is computed based on the pretax income (loss) included in the Statements of Operations.  The tax benefit for federal income taxes was $158,470 for the three months ended June 30, 2002.  The tax benefit for state income taxes was $21,962 for the same period.  GlobalSCAPE’s effective income tax rate was 39% for the three months ended June 30, 2002.  The Company’s effective income tax rate differs from the federal statutory rate in the three months ended June 30, 2002, due primarily to the effect of state income taxes and the financial accounting recognition of compensation expense related to stock option grants which are non-deductible costs for income tax purposes.

We recognized no federal tax expense related to the net income in the second quarter of 2003.  The amount of current tax expense generated from quarterly taxable income was offset by a reduction in the valuation allowance posted in prior periods against deferred tax assets.  As discussed in our Annual Report on Form 10K, we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net Income (Loss).  GlobalSCAPE incurred a net loss of $280,108 in the second quarter of 2002 compared to net income of $101,582 in the second quarter of 2003.  The net loss in the three months ended June 30, 2002 was due to the charges incurred for both the settlement with ATSI and the termination of our former CEO.  These items combined for approximately $583,000 in expenses.   The positive results in the second quarter of 2003 were the result of improved revenue performance over the first quarter as well as reductions to marketing expenditures.

Comparison of the Six Months ended June 30, 2002 and 2003

Revenue.  For the six months ended June 30, 2002 and 2003, total revenues decreased $225,545 or 8.5% from $2,655,439 to $2,429,894 due primarily to lower unit volume of single license sales in the first quarter of 2003.  Most of the decline in revenues over the comparable periods, $185,716, occurred in the first quarter.  Total unit sales of our software products fell only slightly from 83,484 to 82,124 for the six-month period.  However, site license sales, which are typically at reduced prices, propped up unit volume in the first quarter of 2003.  The slight decrease in volume for the six-month period was compounded by a decrease of $5.37 in the average selling price per unit during the first quarter.  The decrease in average selling price per unit for the six-month period was only $2.22.  Revenues from CuteFTP and CuteFTP Pro declined 19% between periods but increased 10% from the first to second quarter of 2003.   Total revenues were helped somewhat by increased sales of some of our newer products such as CuteSITE Builder, Secure Server, PureCMS and Web Survey.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $84,757 or 45% between periods from $188,584 for the six months ended June 30, 2002 to $273,341 for the six months ended June 30, 2003 due to increased royalty expenses related to our technology licensing agreement for the PureCMS product.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods due to royalty agreements.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the six months ended June 30, 2002 and 2003 selling, general and administrative expenses were $1,756,587 and $2,014,417, respectively, an increase of $257,830 or 15%.  The increase was due to approximately $460,000 in product launch expenses related to PureCMS offset by the approximately $190,000 in expenses related to the termination of our former CEO in the second quarter of 2002.  The number of persons employed by GlobalSCAPE increased from 32 at June 30, 2002 to 38 on June 30, 2003.

Research and Development.  Research and development expenses increased $25,524 or 6% between periods, from $395,569 to $421,093.  The increase was due primarily to slightly higher personnel costs for internal staff.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $275,133 to $226,336 a decrease of 18%.  This decrease was due to a reduction in amortization expense because previously capitalized software development costs were fully amortized at December 31, 2002 as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Settlement with ATSI Communications Inc.  On June 11, 2002, ATSI Communications, Inc. sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  Contemporaneously with this transaction, GlobalSCAPE agreed to compromise and settle a $612,304 inter-company balance owed to it by ATSI, which resulted in charges to GlobalSCAPE of  $392,905.  The balance was settled for (i) 200,000 in cash from ATSI; (ii) NTFC Capital Corporation’s release of GlobalSCAPE as a co-borrower on a capital lease executed by ATSI in 1999, and (iii) ATSI’s agreement to provide $50,000 worth of transition support services to GlobalSCAPE over the nine months ending March 11, 2003, including payroll administration and GlobalSCAPE’s continued use of a shared accounting platform.  However, we completed our transition from ATSI’s payroll and accounting systems during the third quarter of 2002 and expensed the remainder of the support services as selling, general and administrative expenses, approximately $46,000, during that quarter.  In addition, prepaid insurance coverage under a joint policy with ATSI was lost to GlobalSCAPE as a result of the change in control, resulting in a charge against GlobalSCAPE’s prepaid assets of $27,083 during the second quarter of 2002.

Other Income, Expense.  For the six months ended June 30, 2002 and 2003, interest expense decreased from $5,347 to $2,055, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During the six months ended June 30, 2002 we recognized $20,756 in interest income related to loans made to ATSI Communications, Inc.  These loan balances were settled as part of the settlement with ATSI and will not generate interest income in future periods.  During the six months ended June 30, 2003, we recognized a loss on the disposal of fixed assets in the amount of $1,486.

Income Taxes.  The provision for income taxes is computed based on the pretax income (loss) included in the Statement of Operations.  The tax benefit for federal income taxes was $128,606 for the six months ended June 30, 2002.  The tax benefit for state income taxes was $17,823 for the same period.  GlobalSCAPE’s effective income tax rate was 43% for the six months ended June 30, 2002.  The Company’s effective income tax rate differs from the federal statutory rate due primarily to the effect of state income taxes and the financial accounting recognition of compensation expense related to stock option grants which are non-deductible costs for income tax purposes.

We recognized no benefit related to the net loss in the first six months of 2003 because we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net Income (Loss).  GlobalSCAPE incurred net losses of $191,501 and $508,834 for the six months ended June 30, 2002 and 2003, respectively.  The net loss in the six months ended June 30, 2002 was due to the settlement with ATSI and expenses associated with the termination of our former CEO.  The net loss in the first half of 2003 was due to the approximately $460,000 in product launch expenses related to PureCMS and the near $186,000 decline in revenues over the same quarter in the prior year.

Liquidity and Capital Resources

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP and CuteFTP Pro, which accounted for 85% and 77% of our revenues in 2002 and the six months ended June 30, 2003.  Revenues from these two products declined approximately 7% from 2001 to 2002, 21% from the first quarter of 2002 when compared to the first quarter of 2003 and 18% from the second quarter of 2002 when compared to the second quarter of 2003.  However, much of the decline in revenues from the sale of these two products was offset by sales of newer products in the second quarter of 2003, namely CuteSITE Builder, Secure Server and PureCMS.  Total revenues declined only 3% when comparing the second quarter of 2003 to the same period in 2002 and sales of CuteFTP and CuteFTP Pro increased approximately 10% from the first to second quarters of 2003.

In the 10Q filed May 15, 2003, the Company discussed its intent to implement new sales processes intended to improve sales of the PureCMS product and those of CuteFTP and CuteFTP Pro.  Staffing and implementation of these plans were substantially complete by July 1, 2003 and the Company expects to see the results of these efforts in subsequent periods.  However, there can be no assurance that these new sales efforts will be successful in stemming or reversing the sales declines the Company has experienced relative to the CuteFTP and the CuteFTP Pro products.

The Company also described minimum royalty commitments related to the PureCMS product in the 10Q filed May 15, 2003.  The total minimum royalty payable in 2003 is $183,337, of which $100,002 was paid and expensed as of June 30, 2003 leaving only $83,335 payable through the remainder of the year.

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

Net cash provided by operating activities was $226,944 for the six months ended June 30, 2002.  Cash provided by operations during this period was primarily the result of the settlement with ATSI and adjustments related to depreciation and amortization, offset by the net loss for the period and increased accounts receivable.  Net cash used in operations for the six months ended June 30, 2003 was $208,314.  Cash used in operations for this period was primarily the result of the net loss for the period offset by adjustments related to depreciation and amortization and increases in deferred revenues.

Net cash used in investing activities for the six months ended June 30, 2002 and 2003 was $36,818 and $23,837, respectively.  Net cash used in investing activities during the six months ended June 30, 2002 was comprised of $200,000 in loans to ATSI, $200,000 received as part of the settlement with ATSI and $36,818 in purchases of computers and software.  Net cash used in investing activities during the six months ended June 30, 2003 is comprised of purchases of computers and software.

Net cash used in financing activities during the six months ended June 30, 2002 and 2003 was $20,431 and $30,168, respectively.  Net cash used in financing activities for the period ended June 30, 2002 consisted of $42,569 in principal payments on capital lease obligations and $22,138 in receipts related to the exercise of stock options.  All of the financing activity in the six months ended June 30, 2003 related to principal payments on capital lease obligations.

As of June 30, 2003 we had $218,290 in cash, current assets of $538,856 and current liabilities of $496,221, resulting in working capital of $42,635, a $191,047 improvement over the working capital deficit of $148,412 at March 31, 2003.  Our principal commitments consisted of obligations outstanding under capital and operating leases as well as royalty agreements with third parties and trade accounts payable.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We expect that operating expenses will continue to be a material use of our cash resources as well.  The facility that we currently occupy is expected to be sufficient for our growth for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2003.

Inflation

Increases in inflation generally result in higher interest rates and operating costs.  Our greatest exposure is to the cost of salaries and general and administrative expenses. To date we believe that inflation has not had a significant impact on our operations.

Seasonality

We believe our sales are subject to seasonal variations.  We experience significantly less sales volume during national holidays and weekends when compared to normal business days.  In 2000, we experienced a decline in software sales from the third to fourth quarter, primarily due to lower December sales.  Third and fourth quarter revenues in 2001 were comparable, however, we believe this was the result of unusually weak demand in September of that year which skewed the comparison.  In 2002, fourth quarter revenues were slightly higher than the third quarter due to a fourth quarter upgrade release of CuteFTP Pro that bolstered revenues for the period.  However, we expect that in future periods we will see weakness in the fourth quarter when compared to the third quarter due to the holiday season.  We do not believe that the decline in sales from the fourth quarter of 2002 to the first quarter of 2003 was due to seasonal factors nor do we believe that the increase in sales from the first quarter to the second quarter of 2003 was seasonal.

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

In the six months ended June 30, 2003, approximately 35.5% of our revenues came from customers outside the United States.  However, all revenues are received in U.S. dollars so we have no exchange rate risk.

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

None in the second quarter of 2003.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 3, 2003.

A proposal to elect three (3) nominees for membership on the Company’s Board of Directors, each to serve until the next Annual Meeting of Stockholders, and until their successors are duly elected and qualified.  The nominees received the following votes:

Name:	Votes for:	Votes Withheld:

Thomas W. Brown	12,574,435	17,115

David L. Mann	12,574,435	17,115

Sandra Poole-Christal	12,574,435	17,115

In addition, stockholders ratified the appointment of Ernst & Young, LLP as the Company’s independent certified public accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2003.  This proposal received the following votes:

For:	12,559,632

Against:	25,583

Abstain:	6,335

Item 5.    Other Information

None in the second quarter of 2003.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

None in the second quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

August 14, 2003	By:	/s/ Sandra Poole-Christal
Date		Sandra Poole-Christal
President and Chief Operating Officer

August 14, 2003	By:	/s/ Daniel McRedmond
Date		Daniel McRedmond
Vice President of Finance & Operations (Principal Accounting & Financial Officer)