Form 10-Q
period 2003-09-30
GLOBALSCAPE INC
filed 2003-11-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s common stock at November 13, 2003 was 13,358,619.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2003

GlobalSCAPE®, CuteFTP Pro®, CuteFTP®, CuteSITE Builder®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP, PureCMS, GlobalSCAPE Secure FTP Server, and GlobalSCAPE Transfer Engine are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2002	September 30, 2003
		(unaudited)
Assets
Current assets:
Cash	$480,609	$474,065
Accounts receivable (net of allowance for doubtful accounts of $58,427 and $47,465 at December 31, 2002 and September 30, 2003, respectively)	251,769	281,120
Prepaid expenses	72,249	70,539
Total current assets	804,627	825,724

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	221,196	228,988
Equipment	600,970	570,983
Leasehold improvements	154,376	154,376
	1,309,462	1,287,267
Accumulated depreciation and amortization	848,873	978,524
Net property and equipment	460,589	308,743

Other assets:
Core software technology (net of accumulated amortization of $763,998 at December 31, 2002	134,945	—
Other	11,881	11,881
Total other assets	146,826	11,881
Total assets	$1,412,042	$1,146,348

	December 31, 2002	September 30, 2003
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,895	$84,109
Accrued expenses	108,495	234,426
Notes payable	—	100,000
Deferred revenue	141,536	170,975
Current portion of capital lease obligation	61,134	30,994
Total current liabilities	436,060	620,504

Long-term liabilities:
Capital lease obligations, less current portion	15,477	—
Other long-term liabilities	50,468	42,057
Total long-term liabilities	65,945	42,057

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,358,619 and 13,358,619 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	13,359	13,359
Additional paid-in capital	670,307	670,307
Retained earnings (deficit)	226,371	(199,879)
Total stockholders’ equity	910,037	483,787
Total liabilities and stockholders’ equity	$1,412,042	$1,146,348

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Operating revenues:
Software product revenues	$1,291,169	$1,336,682	$3,946,608	$3,766,576

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	74,146	128,404	262,730	401,745
Selling, general and administrative expenses	814,486	790,200	2,571,073	2,804,617
Research and development expenses	198,080	226,567	593,649	647,659
Depreciation and amortization	136,897	106,511	412,030	332,848
Settlement with ATSI Comm. Inc.	—	—	392,905	—
Total operating expense	1,223,609	1,251,682	4,232,387	4,186,869
Income (loss) from operations	67,560	85,000	(285,779)	(420,293)

Other income (expense):
Interest expense	(908)	(1,016)	(6,255)	(3,071)
Interest income	—	—	20,756	—
Loss on disposal of assets	—	—	—	(1,486)
Total other income (expense)	(908)	(1,016)	14,501	(4,557)
Income (loss) before income taxes	66,652	83,984	(271,278)	(424,850)

Income tax expense (benefit):
Current:
Federal	—	—	—	—
State	—	1,400	—	1,400
Deferred:
Federal	21,892	—	(106,714)	—
State	3,034	—	(14,789)	—
Total income tax provision (benefit)	24,926	1,400	(121,503)	1,400

Net income (loss)	$41,726	$82,584	$(149,775)	$(426,250)

Net income (loss) per common share- basic	$0.00	$0.01	$(0.01)	$(0.03)
Net income (loss) per common share- assuming dilution	$0.00	$0.01	$(0.01)	$(0.03)
Average shares outstanding:
Basic	13,358,619	13,358,619	13,252,520	13,358,619
Diluted	14,277,122	14,275,292	13,252,520	13,358,619

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2002	2003
Operating Activities:
Net loss	$(149,775)	$(426,250)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	72,140	9,277
Depreciation and amortization	412,030	332,848
Non-cash compensation	(59,396)	—
Loss on disposal of assets	—	1,486
Deferred taxes	(121,503)	—
Changes in operating assets and liabilities:
Accounts receivable	(178,399)	(38,628)
Due from ATSI Comm. Inc.	461,124	—
Prepaid expenses	(37,418)	1,710
Accounts payable	(17,080)	(40,786)
Accrued expenses	(35,281)	125,931
Deferred revenues	38,995	29,439
Other long-term liabilities	(8,412)	(8,411)
Net cash provided (used) by operating activities	377,025	(13,384)
Investing Activities:
Loans to ATSI Comm. Inc.	(200,000)	—
Settlement with ATSI Comm. Inc..	200,000	—
Purchase of property and equipment	(68,083)	(47,543)
Net cash used in investing activities	(68,083)	(47,543)
Financing Activities:
Issuance of common stock	22,138	—
Bank borrowing	—	100,000
Principal payments on capital lease obligations	(56,029)	(45,617)
Net cash provided (used) by financing activities	(33,891)	54,383
Net increase (decrease) in cash	275,051	(6,544)
Cash at beginning of period	134,537	480,609
Cash at end of period	$409,588	$474,065

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

GlobalSCAPE, founded in April 1996, develops, distributes and supports Internet related software including content management, file management and Web development solutions.  The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP and CuteFTP Pro accounted for approximately 85% and 75% of total revenues in 2002 and the first nine months of 2003, respectively.  The Company is organized and operates as one segment and markets its products through the Internet, an internal sales force and through resellers.

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

The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes included in GlobalSCAPE’s Annual Report on Form 10-K for the year ended December 31, 2002.

Liquidity

The Company maintained its positive working capital position through the third quarter of 2003 through a combination of revenue growth and continued expense control.  The Company incurred significant operating losses during the year ended December 31, 2002 and the quarter ended March 31, 2003 but returned to profitability for both the second and third quarters of 2003.  GlobalSCAPE’s operating loss in the first quarter of 2003 was due primarily to a 14% decline in revenues as compared to the same period in 2002 as well as approximately $460,000 of expenditures for marketing and advertising programs in connection with the release of its content management product, PureCMS.  Management addressed the liquidity issues by reducing marketing costs subsequent to the first quarter of 2003 as described in the Liquidity section of the Notes to Financial Statements in the Quarterly Report on Form 10Q filed for the first quarter of 2003.  GlobalSCAPE reduced selling, general and administrative expenses by approximately $489,000 from the first to second quarter of 2003 primarily through reductions in marketing costs while revenues grew approximately 17% over the same period.   Revenues grew approximately 2% from the second to third quarter of 2003 while total operating expenses grew approximately 4%.

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which may be subject to technological and competitive obsolescence.  Revenues from these two products declined approximately 7% from 2001 to 2002 and approximately 18% when comparing the first nine months of 2002 to the same period in 2003.  However, much of the decline in revenues from the sale of these two products was offset by sales of newer products such as Secure FTP Server, PureCMS and Web Survey.  Total revenues declined only 5% when comparing the first nine months of 2002 to 2003 and revenues increased 4% from the third quarter of 2002 to the third quarter of 2003.

In the 10Q filed May 15, 2003, the Company discussed its intent to implement new sales processes intended to improve sales of the PureCMS product and those of CuteFTP and CuteFTP Pro.  Staffing and implementation of these plans was substantially complete by July 1, 2003 and the Company expects to see the results of these efforts in subsequent periods.  However, there can be no assurance that these new sales efforts will be successful in stemming or reversing the sales declines the Company has experienced relative to the CuteFTP and the CuteFTP Pro products.

The Company also described minimum royalty commitments related to the PureCMS product in the 10Q filed May 15, 2003.  The total minimum royalty payable in 2003 is $183,337, of which $150,003 was paid and expensed as of September 30, 2003 leaving only $33,334 payable through the remainder of the year.

The Company obtained a $250,000 revolving line of credit agreement with a commercial bank on March 27, 2003, which is due on demand, but if no demand is made, then in March, 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 6.25%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The Company borrowed $100,000 on September 11, 2003 under this agreement.  This amount remains outstanding as of the date of this report.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Variable Interest Entities

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 addresses consolidation of business enterprises of variable interest entities.  FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has not acquired any variable interest entities subsequent to January 31, 2003 and will therefore adopt FIN 46 for its annual report for the year ending December 31, 2003. Adoption of FIN 46 is not expected to materially impact the Company’s financial position or results of operations.

Sale / Disposal of Assets

During the first quarter of 2003, the Company disposed of equipment and software with an original purchase price of $69,738 and accumulated depreciation of $68,252.  GlobalSCAPE recognized a loss of $1,486 related to the disposal of these assets.  There were no disposals of fixed assets during the second or third quarters of 2003.

Amortization of Core Software Technology

The costs incurred for the acquisition of CuteFTP were fully amortized as of September 30, 2003.  The acquisition cost of $898,943 was amortized over the estimated useful life of five years using the straight-line method.  As a result, amortization expense will decrease by approximately $45,000 per quarter in future periods.

Accrued Expenses

Accrued expenses increased approximately $126,000 from December 31, 2002 to September 30, 2003.  This increase is due primarily to increased accruals for earned vacation, salaries, commissions and bonuses.

Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), and elected to use the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.

During the third quarter of 2003, 56,000 options were granted to various employees at an average exercise price of $0.20 per share.  During the nine months ended September 30, 2003, no options were exercised.  However, 1,000,000 options expired on March 20, 2003.  The exercise price for 500,000 of these options was $1.00 per share.  The remaining 500,000 had an exercise price of $0.46 per share.

On December 15, 2002, the Financial Accounting  Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure” (SFAS No. 148), which amends SFAS No. 123.  SFAS No. 148 requires more prominent and frequent disclosures about the effects of stock-based compensation.  The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25 under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. Pro forma information regarding net income and earnings per share is required by Statement 148, which also requires that the information be determined as if the Company had accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement.  The fair value of these options was estimated at the date of grant using a Black-Scholes option-pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for the three-month and nine-month periods ended September 30, 2003 follows:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Net income (loss), as reported	$82,584	$(426,250)
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	8,634	39,114
Pro forma net income (loss)	$73,950	$(465,364)

Earnings per share:
Basic- as reported	$0.01	$(0.03)
Basic- pro forma	$0.01	$(0.03)

Diluted- as reported	$0.01	$(0.03)
Diluted- pro forma	$0.01	$(0.03)

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$41,726	$82,584	$(149,775)	$(426,250)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	13,358,619	13,358,619	13,252,520	13,358,619

Dilutive potential common shares
Stock options (1)	918,503	916,673	—	—
Denominator for dilutive earnings per share	14,277,122	14,275,292	13,252,520	13,358,619
Net income (loss) per common share	$0.00	$0.01	$(0.01)	$(0.03)
Net income (loss) per common share - assuming dilution	$0.00	$0.01	$(0.01)	$(0.03)

(1)          For the nine months ended September 30, 2002, 3,013,551 options have not been included in dilutive shares, as the effect would be anti-dilutive.  For the nine months ended September 30, 2003, 1,991,671 options have not been included in dilutive shares, as the effect would be anti-dilutive.

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

Overview

GlobalSCAPE develops, distributes and supports Internet related software including content management, file management and Web development solutions.  We market our products through the Internet, an internal sales force and through resellers.  During 2002, approximately 62% of our revenues were generated from customers within the United States, with the remaining 38% concentrated mostly in Western Europe, Canada and Australia. During the first nine months of 2003, these figures were approximately 65.5% and 34.5%, respectively.  CuteFTP and CuteFTP Pro accounted for 85% and 75% of total revenues in 2002 and the first nine months of 2003, respectively.  Revenues from these two products declined approximately 7% from 2001 to 2002 and approximately 18% from the first nine months of 2002 when compared to the same period in 2003.  However, much of the decline in revenues from the sale of these two products was offset by sales of newer products such as PureCMS, Secure FTP Server and Web Survey.  Total revenues declined only 5% when comparing the first nine months of 2002 to 2003 and revenues increased 4% when comparing the third quarter of 2002 to the third quarter of 2003.

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

•                  CuteFTP, an easy-to-use file transfer application that allows users to quickly transfer files between computers available for both Windows and Macintosh operating systems;

•                  CuteFTP Pro, a business class secure file transfer application for security-conscious professionals.  The GlobalSCAPE transfer engine technology used in the product is also available as a software developers kit (SDK) allowing developers to incorporate the technology in their own applications;

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

In July of 2003, we implemented a new pricing and usage scheme for CuteFTP and CuteFTP PRO to give our customers a broader range of choices for these products.  Customers can now purchase these products for 1, 3, 7 or 30 days as well as perpetual licenses.  We cannot yet determine the impact that this pricing change has had on our business.  In addition, we discontinued offering Web hosting services during the quarter.   Web hosting services did not provide significant revenues to our business.

On July 1, 2003, the European Union (EU) began imposing Value Added Taxes (VAT) on certain electronic transactions.  We are required to collect VAT on sales to non-business customers within the EU.  These taxes range from 15% to 25% depending on the country.  It is too early to tell what impact these taxes will have on our business, but any increase in cost to the purchaser presumably impacts demand negatively.

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

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002 and $171,000 at September 30, 2003.  The rate of growth in deferred revenue was due primarily to the rapid growth in the sale of technical support and maintenance agreements in the fourth quarter of 2002 and the first quarter of 2003.  However, sales of maintenance and support contracts declined in second and third quarters of 2003 when compared to the first quarter even as total sales increased.  If the level of sales of technical support and maintenance agreements remains the same or declines, the balance of deferred revenues will stabilize or decline.  However, if sales grow, this balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of revenues in 2002 or the first nine months of 2003.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2002 or the first nine months of 2003.

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

During the third quarter of 2003, 56,000 options were granted to various employees at an average exercise price of $0.20 per share.  During the nine months ended September 30, 2003, no options were exercised.  However, 1,000,000 options expired on March 20, 2003.  The exercise price for 500,000 of these options was $1.00 per share.  The remaining 500,000 had an exercise price of $0.46 per share.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the nine months ended September 30, 2002 and 2003, we spent approximately $594,000 and $648,000, respectively, on research and development.  No research and development expenses were capitalized in either of these periods and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

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

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on these criteria, management has concluded that no income tax benefits are to be recorded related to the net loss for the nine months ended September 30, 2003, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating losses.

Comparison of the Three Months ended September 30, 2002 and 2003

Revenue.  For the three months ended September 30, 2002 and 2003, total revenues increased $45,513 or 4% from $1,291,169 to $1,336,682 due to growing sales of PureCMS and Web Survey and an increase in unit volume from 43,871 to 55,024 between the respective periods.  The increase in unit volume was offset somewhat by a $5.14 decline in the average selling price per unit.  The increase in unit volume was due primarily to site license sales of CuteFTP Pro.  Site licenses typically sell at a reduced price per unit.  Combined revenues from CuteFTP and CuteFTP Pro declined approximately 13% over the comparable periods and accounted for approximately 71% of total revenues for the three months ended September 30, 2003.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $54,258 or 73% between periods from $74,146 for the three months ended September 30, 2002 to $128,404 for the three months ended September 30, 2003 due to increased royalty expenses related to our technology licensing agreement for the PureCMS product.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods due to this and other royalty agreements.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the three months ended September 30, 2002 and 2003, selling, general and administrative expenses were $814,486 and $790,200, respectively, a decrease of $24,286 or 3%.  The number of persons employed by GlobalSCAPE was unchanged at 37 on September 30, 2002 and September 30, 2003.

Research and Development.  Research and development expenses increased $28,487 or 14% between periods, from $198,080 to $226,567.  The increase was due to greater expenditures for external development resources as well as higher personnel costs for internal staff.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $136,897 to $106,511, a decrease of 22%.  This decrease was due primarily to a reduction in amortization expense.  Previously capitalized software development costs were fully amortized at

December 31, 2002.  In addition, depreciation expense has declined due to a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the three months ended September 30, 2002 and 2003, interest expense increased from $908 to $1,016, respectively.  The majority of interest expense incurred during these periods was related to capital leases.

Income Taxes.  The provision for income taxes is computed based on the pretax income (loss) included in the Statements of Operations.  Federal income tax expense was $21,892 for the three months ended September 30, 2002.  State income tax expense was $3,034 for the same period.  GlobalSCAPE’s effective income tax rate was 37% for the three months ended September 30, 2002.  The Company’s effective income tax rate differs from the federal statutory rate in the three months ended September 30, 2002, due primarily to the effect of state income taxes and the financial accounting recognition of compensation expense related to stock option grants which are non-deductible costs for income tax purposes.

We recognized no federal tax expense related to the net income in the third quarter of 2003.  The amount of current tax expense generated from quarterly taxable income was offset by a reduction in the valuation allowance posted in prior periods against deferred tax assets.  As discussed in our Annual Report on Form 10K, we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Comparison of the Nine Months ended September 30, 2002 and 2003

Revenue.  For the nine months ended September 30, 2002 and 2003, total revenues decreased $180,032 or 5% from $3,946,608 to $3,766,576 due primarily to lower unit volume of single license sales in the first quarter of 2003.  The first quarter decline in revenues over the comparable period in 2002 was $185,716.  Total unit sales of our software products increased from 127,355 to 137,148 for the nine-month periods.  However, site license sales, which are typically at reduced prices, propped up unit volume in both the first and third quarters of 2003.  The average selling price per unit declined $3.53 over the respective periods due to these site license sales.  Revenues from CuteFTP and CuteFTP Pro declined approximately 18% between periods while total revenues declined only 4%.  Total revenues were supported by increased sales of PureCMS, Secure FTP Server and Web Survey.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $139,015 or 53% between periods due to increased royalty expenses related to our technology licensing agreement for the PureCMS product.  We expect cost of revenues to increase both as a percentage of sales and in gross terms in future periods due to this and other royalty agreements.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the nine months ended September 30, 2002 and 2003, selling, general and administrative expenses increased $233,544 or 9%.  The increase was due to approximately $460,000 in product launch expenses related to PureCMS offset by the approximately $190,000 in expenses related to the termination of our former CEO in the second quarter of 2002.  The number of persons employed by GlobalSCAPE remained unchanged at 37 on September 30, 2002 and 2003.

Research and Development.  Research and development expenses increased $54,010 or 9% between periods, from $593,649 to $647,659.  The increase was due to greater expenditures on both internal and external development resources.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $412,030 to $332,848, a decrease of 19%.  This decrease was due primarily to a reduction in amortization expense.  Previously capitalized software development costs were fully amortized at December 31, 2002.  In addition, depreciation expense has declined due to a slowdown in additions to fixed assets in current periods relative to prior periods.

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

Other Income, Expense.  For the nine months ended September 30, 2002 and 2003, interest expense decreased from $6,255 to $3,071, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During the nine months ended September 30, 2002 we recognized $20,756 in interest income related to loans made to ATSI Communications, Inc.  These loan balances were settled as part of the settlement with ATSI and will not generate interest income in future periods.  During the nine months ended September 30, 2003, we recognized a loss on the disposal of fixed assets in the amount of $1,486.

Income Taxes.  The provision for income taxes is computed based on the pretax income (loss) included in the Statement of Operations.  The tax benefit for federal income taxes was $106,714 for the nine months ended September 30, 2002.  The tax benefit for state income taxes was $14,789 for the same period.  GlobalSCAPE’s effective income tax rate was 45% for the nine months ended September 30, 2002.  The Company’s effective income tax rate differs from the federal statutory rate due primarily to the effect of state income taxes and the financial accounting recognition of compensation expense related to stock option grants which are non-deductible costs for income tax purposes.

We recognized no benefit related to the net loss in the first nine months of 2003 because we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net Income (Loss).  GlobalSCAPE incurred net losses of $149,775 and $426,250 for the nine months ended September 30, 2002 and 2003, respectively.  The net loss in the nine months ended September 30, 2002 was due to the settlement with ATSI and expenses associated with the termination of our former CEO.  The net loss in the nine months ended September 30, 2003 was due to the approximately $460,000 in product launch expenses in the first quarter of 2003 and the near $186,000 decline in revenues in that same quarter when compared to the first quarter of 2002.

Liquidity and Capital Resources

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP and CuteFTP Pro, which accounted for approximately 85% and 75% of our revenues in 2002 and the nine months ended September 30, 2003, respectively.  Revenues from these two products declined approximately 7% from 2001 to 2002 and approximately 18% when comparing the first nine months of 2002 to the same period in 2003.  However, much of the decline in revenues from the sale of these two products was offset by sales of newer products such as Secure FTP Server, PureCMS and Web Survey.

Total revenues declined only 5% when comparing the first nine months of 2002 to 2003 and revenues increased 4% from the third quarter of 2002 to the third quarter of 2003.

Anything that has a negative impact on CuteFTP and CuteFTP Pro, such as decreased demand, will negatively impact our cash flow from operations and our ability to meet our commitments.  Demand for our products could be affected by many factors including rapid technological obsolescence.  For more discussion on the risks that might affect demand for our products, you should read the information under “Risk Factors” in our Annual Report on Form 10K filed March 31, 2003.

In the 10Q filed May 15, 2003, the Company discussed its intent to implement new sales processes intended to improve sales of the PureCMS product and those of CuteFTP and CuteFTP Pro.  Staffing and implementation of these plans was substantially complete by July 1, 2003 and the Company expects to see the results of these efforts in subsequent periods.  However, there can be no assurance that these new sales efforts will be successful in stemming or reversing the sales declines the Company has experienced relative to the CuteFTP and the CuteFTP Pro products.

The Company also described minimum royalty commitments related to the PureCMS product in the 10Q filed May 15, 2003.  The total minimum royalty payable in 2003 is $183,337, of which $150,003 was paid and expensed as of September 30, 2003 leaving only $33,334 payable through the remainder of the year.

The Company obtained a $250,000 revolving line of credit agreement with a commercial bank on March 27, 2003, which is due on demand, but if no demand is made, then in March, 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 6.25%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The Company borrowed $100,000 on September 11, 2003 under this agreement.  This amount remains outstanding as of the date of this report.

Net cash provided by operating activities was $377,025 for the nine months ended September 30, 2002.  Cash provided by operations during this period was primarily the result of the settlement with ATSI and adjustments related to depreciation and amortization, offset by the net loss for the period and increased accounts receivable.  Net cash used in operations for the nine months ended September 30, 2003 was $13,384.  Cash used in operations for this period was primarily the result of the net loss for the period offset by adjustments related to depreciation and amortization and increases in accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2002 and 2003 was $68,083 and $47,543, respectively.  Net cash used in investing activities during the nine months ended September 30, 2002 was comprised of $200,000 in loans to ATSI, $200,000 received as part of the settlement with ATSI and $68,083 in purchases of computers and software.  Net cash used in investing activities during the nine months ended September 30, 2003 is comprised of purchases of computers and software.

Net cash used in financing activities during the nine months ended September 30, 2002 was $33,891 and is comprised of $22,138 in receipts related to the exercise of stock options and $56,029 in principal payments on capital lease obligations.  Net cash used in financing activities for the period ended September 30, 2003 was $54,383 and  is comprised of $45,617 in principal payments on capital lease obligations and $100,000 in bank borrowings under the line of credit described previously in this section.

As of September 30, 2003 we had $474,065 in cash, current assets of $825,724 and current liabilities of $620,504, resulting in working capital of $205,220, a $353,632 improvement over the working capital deficit of $148,412 at March 31, 2003.  Our principal commitments consisted of obligations outstanding under capital and operating leases as well as royalty agreements with third parties and trade accounts payable.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We expect that operating expenses will continue to be a material use of our cash resources as well.  The facility that we currently occupy is expected to be sufficient for our growth for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture in the near future.

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

In the nine months ended September 30, 2003, approximately 34.5% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, as of July 1st of this year, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of this currency translation will not be material to our business.

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

None in the third quarter of 2003.

Item 3.                     Defaults Upon Senior Securities

Not applicable.

Item 4.                     Submission of Matters to a Vote of Security Holders

None in the third quarter of 2003.

Item 5.                     Other Information

None in the third quarter of 2003.

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

None in the third quarter of 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

November 14, 2003	By:	/s/ Sandra Christal
Date		Sandra Christal
President and Chief Operating Officer

November 14, 2003	By:	/s/ Daniel McRedmond
Date		Daniel McRedmond
Vice President of Finance & Operations
(Principal Accounting & Financial Officer)