Form 10-K
period 2003-12-31
GLOBALSCAPE INC
filed 2004-03-30
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

☐  Yes       ☒  No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $465,528 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $0.13 per share on such date on the NASD’s OTC Bulletin Board.  As of March 26, 2004 there were 13,488,619 common shares outstanding, of which 3,580,985 were held by non-affiliates.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held in June 2004, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, PureCMS®, CuteFTP Pro®, CuteFTP®, CuteZIP®, CuteHTML®, CuteMAP® and CuteSITE Builder® are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, WebSurvey, and GlobalSCAPE Transfer Engine are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this annual report are the property of their respective owners.

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

PART I

Item 1. Business

Company Overview

GlobalSCAPE develops and distributes Internet related software, including file management, content management and Web development tools.  We started in 1996 with the distribution of CuteFTP and have achieved significant success and popularity with this product.  We built on this success by steadily adding complementary products and believe we now have a reputation as a provider of easy-to use, affordable software.  Since 2000 we have focused on enhancing our portfolio of products to meet the increasing demand for data security, and for solutions that permit non-technical personnel to contribute content to their organizations’ Web sites.  Our software is used worldwide across a wide range of industries.  We have sold approximately one million software licenses to date and our customer base includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

We distribute our software primarily via download from our Web site, www.globalscape.com. Prospective buyers may use our software products for free for a thirty-day evaluation period.  The programs are automatically disabled if a license is not purchased by the end of the trial period.  Our current products range in price from $19.95 to $485 per license.  Historically, the majority of software purchases have been made online using a credit card.  During 2003 we increased our emphasis on developing our internal sales staff and reseller channels to capture those sales that require personal attention, such as sales of our more complex products and sales to larger enterprises.    Our software is also available for download from a variety of independent Internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia.  We distribute a limited number of copies on CD in Fry’s and Micro Center stores in the United States and through numerous international resellers.  We provide free customer support via a searchable knowledge base on our Web site and sell “live” support and maintenance packages.

During 2003 approximately 65% of our revenues were generated from customers within the United States, with the remaining 35% concentrated mostly in Western Europe, Canada and Australia.  Virtually all of our 2003 revenues were derived from sales of software licenses and support agreements.  The combined sales of CuteFTP and CuteFTP Pro accounted for 85% and 75% of our revenues in 2002 and 2003, respectively.

Products

Our current products include Windows®-based, browser-based and server software applications.

CuteFTP.  CuteFTP is a file transfer protocol, or “FTP”, client.  Although the term “FTP” is not a household word, the protocol is well known and heavily used in the information technology world.   Like the more widely known “HTTP” that underlies the World Wide Web, FTP is simply a format that allows computers to exchange information over the Internet or other networks.  CuteFTP is a “client-side” program, meaning that it permits a user to request a file from or send a file to an FTP server or host computer.  The user base for this program ranges from corporate MIS professionals who use it to transfer data between locations via the Internet, to individual Web site operators who use it to upload their Web pages to their Web hosting provider.  CuteFTP simplifies file transfer protocol by hiding the technical processes behind a user-friendly, graphical interface, which allows users to “drag `n drop” files between computers.  It includes an automatic reconnection feature that resumes broken transfers, a transfer queue and a built in HTML editor that allows remote editing of Web pages.  CuteFTP has won several awards, including the CNet Editors’ Choice award, and has been favorably reviewed in leading online and print trade journals such as PC Magazine, WindowsNT, Yahoo Internet Life, CNet’s Download.com and Tucows, as being the most powerful, easy-to-use file transfer protocol program available.  We offer CuteFTP in German, French, Spanish, Japanese and Traditional and Simplified Chinese.  CuteFTP was first released in February 1995 by its original author, and was first distributed as a commercial product by GlobalSCAPE in April 1996.   In October 2003 we released CuteFTP Mac, our easy-to use ftp client for the Macintosh operating system.  CuteFTP Mac incorporates many of the popular features of CuteFTP for Windows, while adhering to Apple’s Aqua® interface and usability guidelines.

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

GlobalSCAPE Secure FTP Server.  GlobalSCAPE Secure FTP Server complements CuteFTP Pro and other professional FTP clients by enabling encrypted transfers using Secure Socket Layer (SSL), Secure Shell (SSH2) and advanced S/KEY password encryption.  When used with CuteFTP Pro, Secure FTP Server offers a complete digital certificate management system, giving system administrators the ability to create, sign, import, export and add digital certificates, as well as kick off back-end processes. The latter functionality can be used as a partial or total replacement for more complex enterprise-level electronic data interchange systems (EDI).  Additional features include full remote management capability, the ability to operate multiple FTP sites with unique directory structures from a single server and manage user accounts with advanced restriction settings for maximum security and control.  Secure FTP Server has been favorably reviewed by leading online publications including Server Watch and File Forum. GlobalSCAPE Secure FTP Server was first released in January 2002.

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

PureCMS.  PureCMS is our Web content management solution.   “Content management” generally refers to software that streamlines the process for managing information on a Web site or intranet.  PureCMS is designed to solve basic problems endemic to maintaining current information on a Web site such as bottlenecks in the IT department, lack of control and accountability, and miscommunication between content authors and Web developers.  Using PureCMS, a company’s Web administrator may give non-technical personnel the ability to directly revise designated content.  For example, the marketing department could modify pricing, product descriptions and graphics while the human resources department updated its job postings, all without the involvement of technical personnel.  Access by non-technical personnel is limited, however, so that the Web site administrator’s ability to protect the overall infrastructure and design of the site is not compromised.  The program is browser-based with a Windows-like interface, so users can easily access and work on Web sites, eliminating the need for special training.  Changes are made to a copy of an organization’s Web site in a staging area and published to the live site only after group leaders or Web site administrators approve the content for publishing.   Additional features include WYSIWYG (what you see is what you get) editing, visual comparison of proposed changes to the live site, e-mail notification of changes and activity, site statistics, versioning and archiving.  PureCMS works with any Web site development tool including popular applications such as Front Page and Dreamweaver, and can be implemented without deconstructing (re-building) the existing Web site.  The program is scaled to meet the needs of small to medium-sized businesses, but can be used by large organizations for intranet or independent Web site management.  PureCMS was released in January 2003.

In January 2004 we also made the software available as an application service model. We host the software for use on our servers in exchange for a periodic fee, rather than licensing a copy to the customer for use on the customer’s server.

Web Survey.  Web Survey is an easy-to-use program for conducting surveys on Web sites.  Users may design and publish questionnaires and gather results in their e-mail in-box, without the need for custom programming.  The program includes tools for the analysis and presentation of results.  Web Survey was released in May 2003.

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

CuteHTML.  CuteHTML is a text-based HTML (hypertext markup language) editor used to create Web pages.  CuteHTML is a direct editing tool, meaning that the user creates and edits HTML code directly, as opposed to a visual editing or WYSIWIG tool like CuteSITE Builder, which does not require the user to understand HTML coding.   It includes various productivity enhancing features such as color coded tags for easy code identification, tag tips for quick access to standard HTML tags, multiple document find and replace, spell check, code for individual browsers, tabbed interface and the ability to edit files on remote servers when used in conjunction with CuteFTP.  CuteHTML has been favorably reviewed in leading online and print publications including CNet’s Download.com, ZDNET and Tucows.  CuteHTML was first released in January 1999.

CuteHTML Pro.  CuteHTML Pro is our professional Web editing tool, offering Web masters even more control over Web projects, code and site quality.  Code created with CuteHTML Pro meets strict HTML specifications, such as those defined by the Word Wide Web Consortium, and does not add extraneous or non-standards compliant code.  CuteHTML Pro includes features attractive to advanced users of HTML editors, such a comprehensive Script Generator, hundreds of ready-to-use Java and DHTML scripts, extended string/paragraph Search & Replace, inline Perl and PHP parser, built in FTP module, Document Evaluation, and a robust multi-language Reference Editor.  In addition, Web masters can quickly generate complex code such as tables, frames, image maps, forms and text formatting with wizard-like dialogs, recall commonly used code snippets using a single keystroke sequence, and create pages using one of the many pre-built page templates.  The software also includes project control features such as built in File, Project, To-Do List and Bookmark Management tools, and permits users to easily check spelling, optimize code, validate links and check CSS, HTML, and JavaScript Syntax for error free sites.  In addition, the software permits users to preview HTML pages without launching an external browser and highlights syntax for Perl, XML, WML, ASP, PHP, ColdFusion, CSS, and JavaScript languages.

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

In December 2003, we released Protect IIS, an application firewall for use in securing Microsoft IIS Web Servers from Internet based attacks.  We received only lukewarm response to this program, and decided in February 2004 to discontinue distribution.  The program was licensed to us on a trial basis by Turillion Software Technologies, Inc., so we experienced minimal costs in developing and launching the program.

We also discontinued our Web Hosting product in 2003 after experiencing disappointing sales results.  The service was provided on a trial basis by FortuneCity.com, Inc., so we experienced minimal costs in developing and launching this service as well.

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

Significant recent developments are as follows:

•                  January 2003:      The Company completed a corporate restructuring whereby all of the assets and liabilities of GlobalSCAPE, Inc. were transferred to a newly created, wholly owned operating subsidiary, GlobalSCAPE Texas, LP.  This structure permits the Company to achieve certain tax benefits, and may also provide flexibility in the management and financing of the Company in the future.  The entire interest in the new operating entity, GlobalSCAPE Texas, LP, is owned by GlobalSCAPE, Inc. via its ownership of the entire interest in the two partners comprising GlobalSCAPE Texas, LP.  The management of GlobalSCAPE Texas, LP is under the control of the Board of Directors of GlobalSCAPE, Inc.  The Company reports its financial results and condition on a consolidated basis.

•                  January 2003:      We released PureCMS, our content management solution.

•                  January 2003:      Sandra Poole-Christal was elected to the Board of Directors.

•                  May 2003:             We released Web Survey, our easy-to-use tool for creating online surveys.

•                  July 2003:             We implemented a new pricing and usage scheme for CuteFTP and CuteFTP Pro to give our customers a broader range of choices for these products.  We eliminated the 30-day trial and gave customers the option to purchase these products for 1, 3, 7 or 30 days as well as perpetual licenses.

•                  October 2003:      We released CuteFTP Mac, making our popular FTP client available for the Macintosh operating system.

•                  November 2003:   We released PureCMS Version 2.0, including the Docucomp® document comparison engine, an enhanced Web page editor and other enhancements.

•                  December 2003:  We released CuteHTML Pro, our Professional Web editor.

•                  December 2003:  We re-instituted the 30-day trial for CuteFTP and CuteFTP Pro, eliminating the 1, 3, 7 and 30-day versions.

•                  January 2004:      We announced the availability of PureCMS as a hosted content management service.

•                  January 2004:      The federal General Services Administration approved GlobalSCAPE as a government supplier via the award of a five-year contract under the multiple award schedule program.  This approval enables government agencies to purchase GlobalSCAPE’s software without completing the cumbersome procurement procedures required for non-scheduled suppliers.

•                  February 2004:    Sandra Poole-Christal stepped down as President and Chief Operating Officer and was succeeded as President by Charles R. Poole.  Ms. Poole-Christal will continue to serve as the Company’s Vice President of Marketing.  Ms. Poole-Christal also resigned her seat on the Board of Directors, and Mr. Poole was elected to complete her term by the remaining Board members.  Along with the change in management, the Company laid off 9 employees, approximately 20% of its workforce, as part of an expense control measure.

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

Strategy

Our goal is to be the leading developer of high quality, affordable software that enables organizations and individuals to easily create, move and manage Web and file-based data in a secure, collaborative environment.  We have successfully established a brand in the market for Internet software productivity tools with our file management products, CuteFTP and CuteFTP Pro.  We believe the next phase of our growth will come through the provision of content management solutions that help non-technical professionals manage their organization’s Web sites without reliance on information technology professionals.

Key elements of our strategy are:

Increase sales of PureCMS.  We have invested considerable funds and effort in both the development and marketing of PureCMS, our content management product introduced in January 2003. Although we have been disappointed with our sales of this program to date, we continue to believe that the demand for Web

content management solutions is strong.   We are currently evaluating all aspects of our management of this product, including pricing, ease of installation and use, program functionality, and marketing and sales strategies.  We intend to continue to aggressively pursue sales and distribution of this product.  The product launch and the related selling and development activities for PureCMS consumed a significant portion of our financial resources in 2003 and we will continue to devote significant resources to this effort in 2004.

Continue to enhance security features of our products.  Corporate and individual users are increasingly concerned with security.  We intend to continue enhancing the security features of our programs to satisfy this demand.

Develop a more robust reseller channel.  During 2003 we increased our emphasis on the development of our third party reseller channels, and we intend to continue this effort.  In particular, we wish to reach “value-added” resellers such as Web design consultants.  We believe sales will be significantly enhanced if we are able to recruit numerous resellers who have existing relationships with prospective customers.

Develop our internal sales staff.  During 2003 we devoted significant resources to the development of our internal direct sales force to better sell our more complex products, such as Secure FTP Server and PureCMS.  We intend to continue to develop our sales staff through training and additional hiring as appropriate.

Continue to develop online marketing capabilities.  We believe we have significant expertise in driving online sales via online marketing activities, including product placement on third party sites such as search engines and referral sites, and electronic mail campaigns.  This type of sales activity is particularly well suited to certain of our lower priced products because of the lower cost of sale.  We intend to continue to leverage our established Web presence to drive online sales as well as supporting our direct and reseller sales efforts.

Pursue strategic product opportunities.  In 2003 we added Web Survey, CuteFTP for Mac and CuteHTML Pro to our product portfolio.  We will continue to look for opportunities to acquire or add synergistic products or technologies that enhance the online management of Web and file based data to our portfolio.

Seasonality

We believe our sales are subject to seasonal variations and we experience significantly less sales volume during national holidays and weekends when compared to normal business days.  In 2000, we experienced a decline in software sales from the third to fourth quarter, primarily due to lower December sales.  Third and fourth quarter revenues in 2001 were comparable, however, we believe this was the result of unusually weak demand in September which skewed the comparison.  In 2002, fourth quarter revenues were slightly higher than the third quarter due to a fourth quarter upgrade release of CuteFTP Pro that bolstered revenues for the period.  In 2003, fourth quarter sales were 19% lower than third quarter sales primarily due to weakness in November and December, although it is not clear that the decline was due solely to seasonal factors as turnover in our sales force may also have contributed to the decline in revenues.  We expect that in future periods we will see weakness in the fourth quarter when compared to the third quarter due to the holiday season.

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

For the years 2001, 2002, and 2003 GlobalSCAPE spent approximately $1,177,000, $848,000, and $945,000, respectively, on research and development.  No research and development costs were capitalized in 2001, 2002 or 2003 and all previously capitalized development costs fully amortized at December 31, 2002.

Competition

The file management, content management and Web development software market sectors are intensely competitive, subject to rapid change and are significantly affected by new product introductions and other activities of market participants.  Our primary competitors vary by product and are listed below.

CuteFTP.  CuteFTP exists in a highly competitive environment with several hundred FTP software utilities available on the Internet. We believe our primary competitors are WS_FTP from Ipswitch, Inc. and FTP Voyager by Rhino Software, Inc.  CuteFTP was the second Windows-based FTP client to market and is consistently the most frequently downloaded FTP client on popular download sites.  CuteFTP Mac, our FTP client for the Macintosh platform competes with Fetch, by Fetch Softworks, Interachry, by Stairways Software Pty Ltd., and Transmit FTP, by Panic Inc.

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

GlobalSCAPE Secure FTP Server.  GlobalSCAPE Secure FTP Server (GSFTPS) competes against a limited number of secure Windows-based FTP servers.  We believe our primary competitors are WS_FTP Server and Serve-U.  GSFTPS has the advantage of leveraging the success of CuteFTP Pro through product integration, offering proprietary extensions to the FTP protocol, and cross-marketing efforts to an existing customer base.

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

PureCMS.  The “content management” market is diverse and encompasses the areas of knowledge management, document management, digital asset management and Web content management.  PureCMS is designed for Web content management.  The market for Web content management solutions for Fortune 500 companies and other large organizations is dominated by companies such as Vignette, Interwoven, Documentum, Stellant and Microsoft, each of which offer solutions that can cost hundreds of thousands of dollars.  We do not intend to compete in this market but are focused on small to medium-sized businesses with a simpler, affordably priced solution.  We believe that we have a competitive advantage in that we are better known than some of our competitors among technology professionals who are already familiar with our file management programs, CuteFTP and CuteFTP Pro.

We offer PureCMS both as a packaged solution and as an online service over the Internet.  A “packaged solution” means that we license a copy of the software to the customer for a one-time fee to install and use on their own servers.  If a customer elects to use PureCMS as a service, they access the software on GlobalSCAPE’s servers via the Internet and pay a monthly or other periodic fee.  Our competitors include providers of online solutions, such as Atomz, Crown Peak, and iUpload, and providers of packaged solutions, including Macromedia’s Contribute, Userland, Infosquare and Ektron.  We believe that by offering PureCMS both as a service and a packaged solution we can capture those customers who prefer to have control over the solution rather than an ongoing dependency on a technology provider, as well as those customers who prefer to pay a monthly or other periodic fee rather than a higher one-time license fee.

PureCMS also competes against software that incorporate subsets of Web content management functions in Web authoring programs, such as Microsoft’s FrontPage, and Macromedia’s Dreamweaver and Contribute.

Web Survey.  Competitive products include both applications and services including Zoomerang, WebSurveyor, EZSurvey and SurveyMonkey.  We believe Web Survey has an advantage of a lower total cost of ownership than the competition.

CuteHTML.  CuteHTML exists in a highly competitive environment with approximately one hundred text-based HTML editors. CuteHTML’s competition includes HomeSite from Allaire, Inc. CuteHTML’s advantage is that it doesn’t add extraneous code to Web pages, an attribute preferred by many professional Web masters.

CuteHTML Pro.  CuteHTML Pro faces heavy competition from visual or “WYSIWYG” editors such as Front Page, by Microsoft, Dreamweaver, by Macromedia Inc, and competition from other direct editors, such as Homesite, also by Macromedia Inc.  CuteHTML Pro’s advantage is its appeal to professional Webmasters who typically shun visual editors in favor of the extra features and added control provided by direct editors such as CuteHTML Pro

CuteMAP.  CuteMAP competes against approximately 65 image-mapping utilities, which exist in a niche market.  Primary competitors include CoffeeCup Image Mapper, Ulead Smart Saver and MapEdit. CuteMAP has the advantage of being able to leverage the success of CuteHTML through product integration and cross-marketing efforts to an existing customer base.

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

We currently have registered trademarks for GlobalSCAPE, CuteFTP, CuteFTP Pro, PureCMS, CuteHTML, CuteZIP, CuteMAP and CuteSITE Builder.  We have obtained United States copyright registrations for all but the most recently developed versions of our software applications, and have applied for registration for the most recently developed versions.

For more discussion on the risks associated with our intellectual property, you should read the information under “Risk Factors,” especially “Risks Related to Legal Uncertainty.”

Employees

As of March 15, 2004, we had 35 full-time and part-time employees organized within seven functional areas.  The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	5
Research and Development	4
Quality Assurance	2
Marketing	5
Information Services	4
Sales	11
Customer Support	4

None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Risk Factors

We have described below risks that we are aware of that could have a material adverse effect on your stock ownership and our business.

Risks Related to Operations

GlobalSCAPE depends on two products for a substantial portion of its revenues.

GlobalSCAPE depends on two products, CuteFTP and CuteFTP Pro, for approximately 75% of its revenues.  In addition, GlobalSCAPE’s ability to produce revenues related to other products and new products depends substantially on exploiting the traffic to GlobalSCAPE’s Web site generated by the demand for CuteFTP and CuteFTP Pro.  If GlobalSCAPE is not able to maintain its competitive position with these products, its revenues could decline dramatically and GlobalSCAPE’s plans to expand its business could be substantially impaired.  From 1996 to 2000, sales of licenses for CuteFTP increased significantly year to year.  In 2002, revenues recognized from CuteFTP and CuteFTP Pro declined from the prior year by approximately 7%.  In 2003, revenues recognized from CuteFTP and CuteFTP Pro declined from 2002 by approximately 21%.  This decline was primarily in sales of CuteFTP, which declined 29%.  Sales of CuteFTP Pro declined only 2% year over year.  Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, these products may have reached such a point their lifecycles.

If we do not increase revenues or decrease expenses we will not be able to continue as a going concern.

The Company incurred significant operating losses during the last three years and has continued, in January and February of 2004, to incur significant operating losses.  In January and February 2004, the Company’s operating losses related primarily to disappointing revenue performance.  These results have reduced the Company’s working capital substantially at February 29, 2004.  If we fail to increase our revenues or decrease expenses, we will not be able to continue as a going concern.

GlobalSCAPE’s new product introductions may fail to generate sufficient revenue.

We have invested considerable time and financial resources in the development and marketing of PureCMS, our content management program released in January 2003.  To date we have realized limited revenue from this product and will not recoup the expenses of bringing this product to market unless sales increase dramatically.  We have also experienced disappointing results with our server security product, Protect IIS and our Web hosting service.   If revenues from CuteFTP and CuteFTP Pro continue to decline and our new products fail to generate sufficient revenue to replace the declining revenues, our revenues will continue to decline.

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

GlobalSCAPE has relied heavily on Internet sales in the past.  However, our newer enterprise programs, PureCMS and Secure FTP Server, require a more complex distribution model, including heavy reliance on value-added resellers such as Web development consultants.  In addition, we must develop an internal sales force that is skilled at managing a complex and multi-stage sales process appropriate for these products.  The PureCMS product may not provide sufficient revenue to offset development and marketing costs if we are not able to successfully implement these changes.  We have experienced significant turnover among our internal sales personnel during 2003, possibly as a result of the changing demands we are placing on our sales staff.  This turnover has had an immediate and direct effect on our revenues.  Continued turnover, especially of key personnel, could cause revenues to decline dramatically.

If GlobalSCAPE loses key personnel it may not be able to execute its business plan.

GlobalSCAPE’s future success depends on the continued services of key members of its sales team. GlobalSCAPE has experienced significant turnover in its sales department during 2003, possibly due to changing demands placed on sales personnel as the company works toward development of a larger and more skilled sales staff.  These individuals are difficult to replace because of the intense competition for similarly skilled people.  In addition, new employees in the sales department may not be productive for weeks or months as they learn about GlobalSCAPE’s products.

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

The open source software community develops software technology for free use by anyone.  We have relied on open source technology for the encryption features in our CuteFTP Pro and GlobalSCAPE Secure FTP Server products.  For these products to remain competitive, we must continue to enhance their features, including the encryption features.  If the open source community does not continue to develop and enhance the encryption technologies we rely on, we would have to license this technology.  We may have to pay substantial fees for such a license, and it is possible that we would not be able to license this technology on any acceptable terms.

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

Taxes imposed by foreign governments may decrease demand for our products in those markets.

On July 1, 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU member nations and rates vary by country.  Western European countries account for a substantial portion of our international sales.  These taxes, which vary in rate from 15% to 25%, may decrease demand for our products in these markets.  Expansion in the number of the EU member nations may also decrease demand for our products as these taxes are imposed on more of our customers.

GlobalSCAPE may not be able to compete effectively with larger, better-positioned companies, resulting in lower margins and loss of market share.

GlobalSCAPE competes with a variety of companies who have significantly greater revenues and financial resources than GlobalSCAPE as well as greater personnel and technical resources.   For example, CuteFTP and CuteFTP Pro compete with products offered by Ipswitch, Inc. and Microsoft Corporation, PureCMS competes with Macromedia Inc.’s software, and CuteSite Builder competes with Microsoft and Macromedia software.  Large companies may be able to develop new technologies more quickly than GlobalSCAPE, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements.  For example, Macromedia’s Dreamweaver is one of the most popular Web authoring programs for consumers and small businesses, providing them with a huge established customer base to which they are able to directly market their content management product, Contribute.  Some competitors may also be able to adopt more aggressive pricing strategies.  For example, Ipswitch gives an older version of its file transfer protocol program away for free for non-commercial use, and Microsoft includes file transfer protocol functionality in its Internet browser, which it distributes for free.  Increased competition may result in lower operating margins and loss of market share. Additional competitors may enter the market and may have significantly greater capabilities and resources than GlobalSCAPE.  You should read the information under “Business-Competition” for more information on our competitors.

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

GlobalSCAPE may incur losses as it attempts to expand its business.

GlobalSCAPE intends to expand its business and therefore expects to expend significant additional resources on developing its sales force, developing a more robust reseller program, research and development, marketing and product development.   As a result, GlobalSCAPE may need to expend significant resources to accomplish these goals.  If GlobalSCAPE fails to successfully develop and market new products or improve its direct and channel sales results, it may not be able to achieve the necessary revenue growth and may not be profitable.

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

Almost all of GlobalSCAPE’s current software products can only be used on a Windows-based operating system and are not compatible with other operating systems.  Anything that affects Windows market share negatively could have a material adverse effect on the demand for GlobalSCAPE’s products.

GlobalSCAPE’s internal controls are limited, increasing the risk of employee mismanagement or error.

All of our finance, accounting and SEC disclosure work is managed by a single officer, Daniel P. McRedmond, Vice President of Finance and Operations, Secretary and Treasurer.  Mr. McRedmond has an accounting staff of one person.   Due to limited resources, we do not plan to add employees to our accounting staff in the next fiscal year.   Without an increase in staffing, it may be difficult for us to implement the types of internal controls that are common to larger corporations, and we therefore face a greater risk of mismanagement or error in these areas.

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

GlobalSCAPE may undergo a change of control in connection with the pledge by our majority shareholder of approximately 70% of our stock to secure a loan to the shareholder.

In June 2002, ATSI Communications, Inc. sold its interest in GlobalSCAPE to Brown and Mann – GlobalSCAPE Joint Venture, a Texas general partnership.  A portion of the purchase money was borrowed from a bank, and the purchased stock secures that loan.  If the partnership defaults on the loan, the bank may take control of GlobalSCAPE or may dispose of the stock in a public or private sale.  A sale of the stock in this way would tend to depress the value of the stock in general.  In addition, control of GlobalSCAPE could be assumed by persons having insufficient management experience and expertise to execute GlobalSCAPE’s business plan.

Our principal shareholder may control our management decisions.

Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership, owns approximately 70% of our outstanding common stock.  Therefore, Brown and Mann-GlobalSCAPE Joint Venture is able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may delay or prevent a change of control of GlobalSCAPE or discourage a potential acquirer from attempting to obtain control of GlobalSCAPE, either of which could have an adverse effect on the value of our common stock.

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

There are options for 1,856,171 shares currently outstanding under GlobalSCAPE’s employee stock option plans as of the date of this report.   Of the 1,856,171 options, 1,788,338 are vested.   We have filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well.  If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act.  The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

GlobalSCAPE’s software code, and trade and service marks are some of GlobalSCAPE’s most valuable assets.  Given the global nature of the Internet and GlobalSCAPE’s business, GlobalSCAPE is vulnerable to the misappropriation of this intellectual property, particularly in foreign markets, such as China and Eastern Europe, where laws or law enforcement practices are less developed.  The global nature of the Internet makes it difficult to control the ultimate destination or security of GlobalSCAPE’s software making it more likely that unauthorized third parties will copy certain portions of GlobalSCAPE’s proprietary information or reverse engineer the proprietary information used in its programs.  If GlobalSCAPE’s proprietary rights were infringed by a third-party, and GlobalSCAPE did not have adequate legal recourse, GlobalSCAPE’s ability to earn profits, which are highly dependent on those rights, would be severely diminished.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4A.  Information Regarding Executive Officers

Charles R. Poole.  Mr. Poole has served as GlobalSCAPE’s President since February 2004.  From September 2003 until February 2004, he served as the company’s Vice President of Sales and Marketing.  Mr. Poole has over twenty years of experience in senior management and sales with telecommunications companies, most recently as the President of GlobalSCAPE’s former parent company, ATSI Communications, Inc., from 1998 – 2001.  Mr. Poole has served as a Senior Vice President for A+ Communications, responsible for paging, cellular and telemessaging sales from 1995 – 1997, as General Manager of American Paging, Texas from 1994 – 1995, as a Division Manager of Data Documents, Inc. of Omaha, Nebraska from 1992 – 1994, as President of GeoCom Partners, a satellite-based telecommunications company from 1989 – 1992, as Senior Vice President of MobileComm (a BellSouth Company) from 1984-1989, and as Regional Vice President of Burroughs Corp (now Unisys) from 1966-1984.

Sandra Poole-Christal.  Ms. Poole-Christal has served as the company’s Vice President of Marketing since February 2004.  Ms. Poole-Christal launched GlobalSCAPE in April 1996 as a spin off from ATSI Communications, Inc. and served as its President and Chief Operating officer from inception until February 2004.   A 13-year veteran of the communications and software industries, Poole-Christal received the 2001 San Antonio Business Journal’s “Forty Under Forty Rising Stars” award, which honors young executives for their outstanding accomplishments. Prior to founding GlobalSCAPE, Inc., Poole-Christal held key sales and marketing positions for ATSI Communications and Geo Communications.   During her tenure as President of GlobalSCAPE, Poole-Christal was responsible for strategic planning, daily operations and achievement of growth and profitability goals set by the board of directors, of which she was a member. She holds a B.A. in communications from Baylor University.

Daniel McRedmond.  Mr. McRedmond serves as GlobalSCAPE’s Treasurer, Secretary, and Vice President of Finance and Operations.  He is responsible for all finance and accounting functions as well as information systems, quality assurance and human resource management.  Mr. McRedmond joined GlobalSCAPE in July 1999 after serving as Treasurer for GlobalSCAPE’s former parent, ATSI Communications Inc.  Prior to his role as Treasurer for ATSI, he served as Budgeting Director and other management positions for Metrocall Inc.’s Southeast region.  Mr. McRedmond holds a B.B.A. and M.S. in Finance from Texas A&M University.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NASD’s OTC Bulletin Board under the symbol GSCP. As of March 19th, 2004, there were 2,620 holders of record of our common stock representing approximately 9,000 beneficial owners.  GlobalSCAPE stock began trading on February 15th, 2002.   The table below sets forth the quarterly high and low bid prices for our common stock for the Company’s last two fiscal years.

Common Stock Price

	2002		2003
Fiscal Year ended December 31,	High	Low	High	Low
Annual	$1.05	$0.10	$0.36	$0.10
First Quarter (ending March 31	$1.05	$0.15	$0.13	$0.10
Second Quarter (ending June 30)	$0.30	$0.15	$0.36	$0.11
Third Quarter (ending September 30)	$0.26	$0.12	$0.23	$0.12
Fourth Quarter (ending December 31)	$0.15	$0.10	$0.16	$0.13

The closing bid price on March 18, 2004 was $0.20.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

We have never paid a cash dividend, and do not expect to do so in the foreseeable future.  We expect to reinvest all of our earnings in the further growth of the business.

The information required to be disclosed by Item 201(d) of Regulation S-K is disclosed in Item 12 of this annual report.

Item 6.  Selected Financial Data

The selected financial data presented below for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 are derived from our audited financial statements.

	Years ended December 31,
	1999	2000	2001	2002	2003
Revenues:
Software product revenues	$2,922,141	$5,165,668	$5,259,148	$5,269,503	$4,847,119
Advertising revenues	328,895	570,008	38,540	—	—
Total revenues	3,251,036	5,735,676	5,297,688	5,269,503	4,847,119
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	105,026	200,118	323,309	353,918	532,910
Selling, general and administrative	1,625,004	3,463,044	3,551,498	3,580,361	3,613,759
Research and development	139,953	961,002	1,176,714	848,212	945,395
Depreciation and amortization	253,896	430,221	546,017	544,063	390,154
Settlement with ATSI Comm. Inc.	—	—	—	392,905	—
Total operating expenses	2,123,879	5,054,385	5,597,538	5,719,459	5,482,218
Income (loss) from operations	1,127,157	681,291	(299,850)	(449,956)	(635,099)
Interest expense, net	(56,847)	(42,839)	4,420	11,783	(5,016)
Gain (loss) on sale of assets	—	(13,687)	—	—	(1,486)
Income (loss) before provision for income taxes	1,070,310	624,765	(295,430)	(438,173)	(641,601)
Income tax provision (benefit):
Current
Federal income taxes	372,532	329,215	30,952	—	—
State income taxes	51,629	22,532	(166)	15,040	1,400
Deferred
Federal income taxes	(24,353)	(38,246)	(75,861)	146,932	—
State income taxes	(3,375)	(3,375)	6,780	13,230	—
Total income tax provision (benefit)	396,433	310,126	(38,295)	175,202	1,400
Net income (loss)	$673,877	$314,639	$(257,135)	$(613,375)	$(643,001)
Net income (loss) per common share - basic	$0.05	$0.02	$(0.02)	$(0.05)	$(0.05)
Net income (loss) per common share -assuming dilution	$0.05	$0.02	$(0.02)	$(0.05)	$(0.05)

	December 31,
	1999	2000	2001	2002	2003

Cash	$16,361	$113,591	$134,537	$480,609	$342,433
Working capital (deficit)	(160,171)	161,939	498,134	368,567	19,203
Total assets	1,471,299	2,122,094	2,009,806	1,412,042	918,278
Long term debt including capital lease obligations, less current portion	56,924	149,074	77,080	15,477	—
Cash dividends per common share	$—	$—	$—	$—	$—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

GlobalSCAPE develops and distributes Internet related software including file management, content management and Web development tools.  We distribute our software primarily via download from our Internet website.  During 2003, approximately 65% of our revenues were generated from customers within the United States, with the remaining 35% concentrated mostly in Western Europe, Canada and Australia. CuteFTP and CuteFTP Pro accounted for approximately 85% and 75% of total revenues in 2002 and 2003, respectively.  Combined sales of these two products declined approximately 21% from the 2002 to 2003.  This decline was primarily in sales of CuteFTP, which declined approximately 29%.  Sales of CuteFTP Pro declined only 2% year over year and sales of Secure Server, a companion product to CuteFTP Pro, increased 58%.  However, Secure Server only accounted for approximately 7% of total revenues.

Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, CuteFTP and CuteFTP Pro may have reached such a point their lifecycles.  Management believes that the market for stand-alone FTP clients for home consumers may be declining.  However, we have not seen the same decline in the market for secure FTP clients and servers such as CuteFTP Pro and Secure Server which we believe better target the needs of businesses.

Our strategy is to continue to introduce new products while enhancing the features of our current product line.  We have dedicated considerable resources in the fourth quarter of 2002 and in 2003 to the development and market launch of PureCMS, our content management product.  To date, we have not been as successful in selling this product as we had anticipated.  We laid out a plan in our 2002 Annual Report to address the liquidity issues caused by the expense of the PureCMS market launch and disappointing revenue figures in the first quarter of 2003.  We successfully executed the plan and produced positive net income in both the second and third quarters.  We fell short of our revenue expectations in the fourth quarter of 2003 and again addressed the liquidity issues caused by this shortfall.  We laid off 9 of 45 employees on February 12, 2004 in order to bring our expenses in line with our current operating performance.  We have the ability to make further cuts in external development, capital expenditures and, if necessary, in employees in order to manage the financial health of GlobalSCAPE.

Our success in 2004 is, to a great extent, dependent on our ability to market and sell the PureCMS product effectively as well as our ability to maintain the revenues generated by CuteFTP and CuteFTP Pro.  In general, our success depends on our ability to introduce new products and the market’s acceptance of these products.  We intend to release new versions of CuteFTP, CuteFTP Pro and Secure Server early in 2004 and we believe we can slow the decline in sales of CuteFTP and improve sales of CuteFTP Pro and Secure Server.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2001, 2002 and 2003 and related notes included elsewhere in this document.

Liquidity and Capital Resources

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP and CuteFTP Pro, which accounted for 85% and 75% of our revenues in 2002 and 2003, respectively.  Anything that has a negative impact on these products will negatively impact our cash flow from operations and our ability to meet our commitments.  Demand for our products could be affected by many factors including rapid technological obsolescence.  For more discussion on the risks that might affect demand for our products, you should read the information under “Risk Factors” in this Annual Report.

We incurred significant operating losses during the years ended December 31, 2002 and 2003 and continued, in January and February of 2004, to incur significant operating losses.  In February 2004 we reduced our workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the organization.  We had anticipated stronger revenue performance in January and February after poorer than expected sales in the fourth quarter and had maintained staffing levels with this objective.  These higher revenue targets were not met, further reducing the Company’s liquidity position.

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence.  Sales from these two products, which represented 75% of the Company’s revenues in 2003, declined 21% from the previous year.  This decline was primarily in sales of CuteFTP, which declined 29%.  Sales of CuteFTP Pro declined only 2% year over year and sales of Secure Server, the companion product to CuteFTP Pro, increased 58%.  Secure Server accounted for approximately 7% of total revenues.  Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, these products may have reached such a point their lifecycles.  Management believes that the market for stand-alone FTP clients for home consumers may be declining.  However, we have not seen the same decline in the market for secure FTP clients and servers such as CuteFTP Pro and Secure Server which we believe better target the needs of businesses.

The Company’s liquidity could be further reduced in 2004 if sales of CuteFTP continue to decline and the Company is unable to successfully introduce new products or increase sales of existing products.

If sales continue to decline or the Company’s reduced liquidity otherwise requires, management has the intent and ability to substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures.

In addition, the Company could draw on its $250,000 line of credit, if necessary.  This line of credit, which originally matured in March 2004, has been extended through June 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The rate is 6.00%.  In connection with the line of credit, GlobalSCAPE entered into a commercial security agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The Company borrowed $100,000 on September 11, 2003 under this agreement.  This amount remained outstanding as of December 31, 2003 but was repaid in February 2004.  The credit facility is available to the Company at any point during its term.

The Company’s flexibility in reacting to changes in the operating environment and to changing economic conditions may be limited by the Company’s current liquidity position.  However, management believes that, if required, it will be able to effect some or all of the components of the plan set forth above, which are sufficient in the aggregate to enable the Company to continue as a going concern through at least December 31, 2004.  Accordingly, the financial statements of the Company do not include any adjustments to reflect the possible future effects or the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company cannot improve its working capital position.

Net cash provided (used) by operating activities was $676,970, $483,077 and ($105,548) in 2001, 2002 and 2003, respectively.  In 2001, operating cash flow resulted from adjustments related to depreciation and amortization as well as non-cash compensation charges, offset by a loss from operations, increased deferred tax assets and decreased accounts payable.  Net cash provided by operating activities in 2002 was primarily due to adjustments related to depreciation and amortization and the settlement with ATSI, offset by the loss for the period.  Net cash used in operating activities in 2003 was primarily the result of the net loss for the period offset somewhat by depreciation and amortization charges for the period.

Net cash used in investing activities for 2001, 2002 and 2003 was $545,801, $87,822 and $73,027, respectively.  In 2001, we capitalized $205,801 related to the purchase of software, computer equipment, furniture and leasehold improvements and loaned $340,000 to our former parent, ATSI.  In 2002, we loaned an additional $200,000 to ATSI but received $200,000 in cash as part of the settlement agreement.  In addition, we purchased $87,822 in computer hardware and software in 2002.  In 2003, we capitalized the purchase of $73,027 in equipment and software.

Net cash provided (used) in financing activities during 2001, 2002 and 2003 was ($110,223), ($49,183) and $40,399, respectively.  In 2001, we made principal payments of $47,108 on notes payable and $71,715 on capital lease obligations.  In 2002, we made principal payments of $71,321 on capital lease obligations and received $22,138 for the exercise of stock options.  In 2003, we made principal payments of $61,317 on capital lease obligations and borrowed $100,000 under our line of credit.  We did not enter any new capital leases in 2003.

As of December 31, 2003, we had $342,433 in cash, current assets of $629,476 and current liabilities of $610,273, resulting in working capital of $19,203.  Our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties.  The commitments related to royalty agreements are not fixed, rather they are contingent on sales.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We expect that operating expenses will continue to be a material use of our cash resources as well but will manage the business based on the immediately foreseeable operating cash flows.  The facility that we currently occupy is expected to be sufficient for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2004.

The following table summarizes our contractual obligations at December 31, 2003, consisting of future minimum capital lease payments and future minimum payments under operating leases:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital lease obligations	15,477	15,477	—	—	—
Operating lease obligations	857,965	190,659	381,318	285,988
Total	$873,259	$205,953	$381,318	$285,988	$—

Critical Accounting Policies

Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the Unites States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts receivable, long-lived and intangible assets, income taxes and contingencies.  Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances.  Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent form other sources.  Actual results may differ from the estimates under different assumptions or conditions.

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

Revenues from the sale of software products are recognized and completely earned upon shipment or electronic delivery of the product provided that persuasive evidence of an arrangement exists, collection is probable, payment terms are fixed and determinable and no significant obligations remain.  The majority of our sales are delivered electronically via email.

We also sell technical support and maintenance agreements (post contract customer support “PCS”), which are sometimes bundled with the software.  When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately.  In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable.  Revenue allocated to PCS is recognized ratably over the contractual term, typically one year.  We sometimes sell installation and training services with our PureCMS product.  Revenue for installation and training is recognized when performed.

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002 and remained relatively flat, ending 2003 with a balance of approximately $140,000.  The rate of growth in deferred revenue in 2002 was due primarily to the rapid growth in the sale of technical support and maintenance agreements in the fourth quarter of 2002.  Sales of these agreements continued to grow into the first quarter of 2003 but have flattened out since that time, resulting in relatively little change year over year in the amount of deferred revenue.  Growth in the sales of maintenance and support agreements may result in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in 2001, 2002 or 2003.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2001, 2002 or 2003.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans, which are described in Note 8.  Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company chose to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.  On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 148, Accounting for Stock Based Compensation - Transition and Disclosure (SFAS 148), which amends SFAS 123.  SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.  The pro forma disclosure requirements prescribed by SFAS 123, as amended by SFAS 148 are included in Note 1 to the Financial Statements.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2001, 2002 and 2003, we spent approximately $1,177,000, $848,000 and $945,000, respectively, on research and development.  No research and development expenses were capitalized in 2001, 2002 or 2003 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.  Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.   Although we have generated pre-tax income in previous years, unusual or infrequently occurring transactions resulted in pre-tax losses in 2001 and 2002 (compensation charges in 2001 and the settlement with ATSI and termination of CEO in 2002).  It is our judgment that we cannot predict with reasonable certainty that the tax assets resulting from these losses and the loss incurred in 2003 will be fully realized in future periods.  Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management determined that a $540,350 valuation allowance at December 31, 2003 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current year is a net increase of $216,515.  At December 31, 2003, GlobalSCAPE has available net operating loss carryforwards of approximately $1,266,351, which expire beginning in the year 2020.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenue.  We derive our revenues primarily from software sales.  Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements.  Revenues declined approximately 8% from 2002 to 2003, from $5,269,503 in 2002 to $4,847,119 in 2003.  Unit volume was relatively flat with approximately 172,000 sold in 2002 versus 175,000 in 2003.  The decline in revenues was pronounced in the first and fourth quarters when compared to the same periods in 2002.  We believe the economic uncertainty in the first quarter of 2003 contributed to that period’s poor performance and the turnover in our sales force contributed to the weaker than expected performance in the fourth quarter of 2003.

In 2002 and 2003, approximately 85% and 75%, respectively, of our revenues were generated from sales of CuteFTP and CuteFTP Pro.  Combined sales of these products declined approximately 21% year over year.  Sales of CuteFTP declined approximately 29% while sales of CuteFTP Pro declined approximately 2%.  Our reliance on these products may negatively impact future results from operations if we are unable to maintain revenues from these products or successfully introduce new product offerings.  (For more information, you should read the section titled Risks Related to Operations.)

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products. Cost of revenues increased approximately 51% between periods from $353,918 in 2002 to $532,910 in 2003 due to an increase in royalty expenses related to our software distribution agreements with third parties.  Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Turillion Software Technologies.  The GlobalSCAPE software products associated with each of the companies are PureCMS, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro and Protect IIS, respectively.  GlobalSCAPE no longer distributes the Protect IIS product and expensed prepaid royalties of approximately $15,000 in December 2003.  GlobalSCAPE’s agreement with Hannon Hill Corp. required a minimum royalty of $16,667 per month, as prepayment of royalties, for 12 months beginning in December 2002.  These payments were expensed as paid because the lower than expected sales of PureCMS raised doubt as to the realization of benefit from these prepayments.  The total amount expensed in 2003 relating to these prepayments was $183,337.  As a result of, we expect the cost of revenues to decline both as a percentage of sales and in gross terms in 2004 when compared to 2003.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees. Selling, general and administrative expenses grew approximately one percent year over year from $3,580,361 in 2002 to $3,613,759 in 2003. The number of persons employed by GlobalSCAPE grew from 39 at the end of 2002 to 45 by December 2003.

For comparative purposes, selling, general and administrative expenses for 2002 includes reductions to SG&A expense of $62,396 for non-cash charges related to stock options and $190,000 in severance payments to our former CEO, Tim Nicolaou, which were not incurred in 2003. Selling, general and administrative expenses also include approximately $300,000 in advertising expenses in 2002, which increased to $540,000 in 2003, both of which relate primarily to the launch of the PureCMS product.

Research and Development.  Research and development expenses increased approximately 11% from $848,212 in 2002 to $945,395 due to increased expenditures on both internal and external product development resources.  We increased spending substantially in the fourth quarter of 2003 on external development resources as part of the planned 2004 releases of new versions of CuteFTP, CuteFTP Pro and Secure FTP Server.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and the amortization of the trademark associated with our purchase of CuteFTP in 1998.  Depreciation and amortization expense declined $153,909 or approximately 28% year over year.  This decrease was due primarily to a reduction in amortization expense.  Previously capitalized software development costs were fully amortized at December 31, 2002 and the purchase of CuteFTP was fully amortized as of September 20, 2003.  In addition, depreciation expense has declined due to a slowdown in additions to fixed assets in current periods relative to prior periods.

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

Interest Expense, Net.  In 2002, we had interest expense of $8,973 related to capital leases and interest income of $20,756 from loans made to ATSI prior to our separation and settlement of the balance owed to GlobalSCAPE by ATSI.  In 2003, we had interest expense of $5,016 related primarily to capital leases.  We do not expect to generate interest income in future periods.

Income Taxes.  The provision for federal income taxes was $146,932 for 2002.  The provision for state income taxes was $28,270 for the same period.  GlobalSCAPE’s effective income tax rate was negative 40% in 2002 and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets.  The provision for state income taxes in 2003 was $1,400 and there was no provision for federal income taxes in 2003.  GlobalSCAPE’s effective income tax rate was negative 0.2% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets.

Net Income.  In 2002, the net loss was a result of both the settlement with ATSI and the termination of our former CEO.  These two events combined for more than $580,000 in expenses whereas our loss from operations was about $450,000.  In 2003, the net loss was primarily the result of disappointing revenue performance in the first and fourth quarters exacerbated by the product launch expenses related to PureCMS.

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

Net Income.  The net loss in 2001 was caused by the recognition of $434,499 in non-cash compensation charges.  In addition, these compensation charges did not reduce our tax liability, as they are not deductible for federal income tax purposes.  In 2002, the net loss was a result of both the settlement with ATSI and the termination of our former CEO.  These two events combined for more than $580,000 in expenses whereas our operating loss was about $450,000.

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

In 2003, approximately 35% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, as of July 1, 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of any currency translation involved in the remittance of VAT taxes will not be material to our business.

Item 8.  Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2001, 2002 and 2003

Report of Independent Auditors

To the Board of Directors

GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. as of December 31, 2002 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. as of December 31, 2002 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

San Antonio, Texas

February 27, 2004, except for Notes 5 and 10, as to which the date is March 30, 2004.

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,
	2002	2003
Assets
Current assets:
Cash	$480,609	$342,433
Accounts receivable (net of allowance for doubtful accounts of $58,427 and $43,581 in 2002 and 2003, respectively)	251,769	240,615
Prepaid expenses	72,249	46,428
Total current assets	804,627	629,476

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	221,196	235,436
Equipment	600,970	590,019
Leasehold improvements	154,376	154,376
	1,309,462	1,312,751
Accumulated depreciation and amortization	848,873	1,035,830
Net property and equipment	460,589	276,921

Other assets:
Core software technology (net of accumulated amortization of $763,998 and $898,943 in 2002 and 2003, respectively	134,945	—
Other	11,881	11,881
Total other assets	146,826	11,881
Total assets	$1,412,042	$918,278

	December 31,
	2002	2003
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$124,895	$180,555
Accrued expenses	108,495	173,935
Deferred revenue	141,536	140,489
Notes payable	—	100,000
Current portion of capital lease obligation	61,134	15,294
Total current liabilities	436,060	610,273

Long-term liabilities:
Capital lease obligations, less current portion	15,477	—
Other long-term liabilities	50,468	39,253
Total long-term liabilities	65,945	39,253

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,358,619 and 13,488,619 shares issued and outstanding at December 31, 2002 and 2003, respectively	13,359	13,489
Additional paid-in capital	670,307	671,893
Retained earnings (deficit)	226,371	(416,630)
Total stockholders’ equity	910,037	268,752
Total liabilities and stockholders’ equity	$1,412,042	$918,278

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

	For the Years ended December 31,
	2001	2002	2003
Operating revenues:
Software product revenues	$5,259,148	$5,269,503	$4,847,119
Advertising revenues	38,540	—	—
Total revenues	5,297,688	5,269,503	4,847,119

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	323,309	353,918	532,910
Selling, general and administrative expenses	3,551,498	3,580,361	3,613,759
Research and development expenses	1,176,714	848,212	945,395
Depreciation and amortization	546,017	544,063	390,154
Settlement with ATSI Comm. Inc.	—	392,905	—
Total operating expense	5,597,538	5,719,459	5,482,218
Loss from operations	(299,850)	(449,956)	(635,099)

Other income (expense):
Interest expense	(15,640)	(8,973)	(5,016)
Interest income	20,060	20,756	—
(Loss) on sale of assets	—	—	(1,486)
Total other income (expense)	4,420	11,783	(6,502)
Loss before income taxes	(295,430)	(438,173)	(641,601)

Income tax provision (benefit):
Current:
Federal	30,952	—	—
State	(166)	15,040	1,400
Deferred:
Federal	(75,861)	146,932	—
State	6,780	13,230	—
Total income tax provision (benefit)	(38,295)	175,202	1,400

Net loss	$(257,135)	$(613,375)	$(643,001)

Net loss per common share – basic	$(0.02)	$(0.05)	$(0.05)
Net loss per common share – assuming dilution	$(0.02)	$(0.05)	$(0.05)

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Stockholders’ Equity

			Additional paid in Capital	Retained Earnings (Deficit)	Total
	Common Stock
	Shares	Amount
Balances at December 31, 2000	12,936,190	12,936	264,889	1,096,881	1,374,706
Net loss	—	—	—	(257,135)	(257,135)
Exercise of options	86,000	86	8,514	—	8,600
Value of stock options granted	—	—	434,499	—	434,499
Balances at December 31, 2001	13,022,190	13,022	707,902	839,746	1,560,670
Net loss	—	—	—	(613,375)	(613,375)
Exercise of stock options	326,429	327	21,811	—	22,138
Issuance of common stock	10,000	10	2,990	—	3,000
Charges related to stock options subject to variable accounting	—	—	(33,690)	—	(33,690)
Exercise of stock options for which compensation expense had previously been recognized	—	—	(28,706)	—	(28,706)
Balances at December 31, 2002	13,358,619	13,359	670,307	226,371	910,037
Net loss	—	—	—	(643,001)	(643,001)
Exercise of options	130,000	130	1,586	—	1,716
Balances at December 31, 2003	13,488,619	$13,489	$671,893	$(416,630)	$268,752

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

	For the Years ended December 31,
	2001	2002	2003
Operating Activities:
Net Loss	$(257,135)	$(613,375)	$(643,001)
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	99,114	102,261	14,508
Depreciation and amortization	546,017	544,063	390,154
Non-cash compensation	434,499	(59,396)	—
Loss on disposition of assets	—	—	1,486
Deferred taxes	(69,081)	146,932	—
Changes in operating assets and liabilities:
Accounts receivable	(41,588)	(170,234)	(3,354)
Due from ATSI, Comm. Inc.	144,561	461,124	—
Prepaid expenses	(7,596)	(52,488)	25,821
Other long term assets	7,608	—	—
Accounts payable	(178,907)	61,181	55,660
Accrued expenses	2,444	(56,197)	65,440
Deferred revenue	11,114	130,422	(1,047)
Other long-term liabilities	(14,080)	(11,216)	(11,215)
Net cash provided (used) by operating activities	676,970	483,077	(105,548)
Investing Activities:
Loans to ATSI Comm. Inc.	(340,000)	(200,000)	—
Settlement with ATSI Comm. Inc.	—	200,000	—
Purchase of property and equipment	(205,801)	(87,822)	(73,027)
Net cash used in investing activities	(545,801)	(87,822)	(73,027)
Financing Activities:
Issuance of common stock	8,600	22,138	1,716
Borrowings under notes payable	—	—	100,000
Principal payments on notes payable	(47,108)	—	—
Principal payments on capital lease obligations	(71,715)	(71,321)	(61,317)
Net cash provided (used) in financing activities	(110,223)	(49,183)	40,399
Net increase (decrease) in cash and cash equivalents	20,946	346,072	(138,176)
Cash at beginning of period	113,591	134,537	480,609
Cash at end of period	$134,537	$480,609	$342,433
Supplemental disclosure of cash flows information:
Cash paid during the year for:
Interest	$15,640	$8,973	$4,852
Income taxes paid	28,366	21,121	1,400

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

December 31, 2002 and 2003

1.                                      Significant Accounting Policies

Corporate Structure

All of the Company’s operations are conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.  GlobalSCAPE, Inc. is approximately 70% owned by the Brown and Mann-GlobalSCAPE Joint Venture, with the remainder held publicly.  GlobalSCAPE, Inc. is a holding company and conducts no operations, but the stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board.  References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

Nature of Business

GlobalSCAPE, founded in April 1996, develops and distributes Internet related software.  The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP and CuteFTP Pro accounted for 85% and 75% of total revenues in 2002 and 2003, respectively.  The Company is organized and operates as one operating segment, the provision of Internet-based software, and markets its products primarily over the Internet.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include all subsidiaries.  All inter-company transactions and balances have been eliminated.

Liquidity

The Company incurred significant operating losses during the last three years and continued, in January and February of 2004, to incur significant operating losses.  In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the organization.  The Company had anticipated stronger revenue performance in January and February after poorer than expected sales in the fourth quarter and had maintained staffing levels with this objective.  These higher revenue targets were not met, further reducing the Company’s liquidity position.

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence.  Sales from these two products, which represented 75% of the Company’s revenues in 2003, declined 21% from the previous year.  This decline was primarily in sales of CuteFTP, which declined 29%.  Sales of CuteFTP Pro declined only 2% year over year and sales of Secure Server, the companion product to CuteFTP Pro, increased 58%.  Secure Server accounted for approximately 7% of total revenues.  Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, these products may have reached such a point their lifecycles.  Management believes that the market for stand-alone FTP clients for home consumers may be declining.  However, we have not seen the same decline in the market for secure FTP clients and servers such as CuteFTP Pro and Secure Server which we believe better target the needs of businesses.

The Company’s liquidity could be further reduced in 2004 if sales of CuteFTP continue to decline and the Company is unable to successfully introduce new products or increase sales of existing products.

If sales continue to decline or the Company’s reduced liquidity otherwise requires, management has the intent and ability to substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures.

In addition, the Company could draw on its $250,000 line of credit, if necessary.  This line of credit, which originally matured in March 2004, has been extended through June 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The rate is 6.00%.  In connection with the line of credit, GlobalSCAPE entered into a commercial security agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The Company borrowed $100,000 on September 11, 2003 under this agreement.  This amount remained outstanding as of December 31, 2003 but was repaid in February 2004.  The credit facility is available to the Company at any point during its term.

The Company’s flexibility in reacting to changes in the operating environment and to changing economic conditions may be limited by the Company’s current liquidity position.  However, management believes that, if required, it will be able to effect some or all of the components of the plan set forth above, which are sufficient in the aggregate to enable the Company to continue as a going concern through at least December 31, 2004.  Accordingly, the financial statements of the Company do not include any adjustments to reflect the possible future effects or the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company cannot improve its working capital position.

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

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002 and remained relatively flat, ending 2003 with a balance of approximately $140,000.  The rate of growth in deferred revenue in 2002 was due primarily to the rapid growth in the sale of technical support and maintenance agreements in the fourth quarter of 2002.  Sales of these agreements continued to grow into the first quarter of 2003 but have flattened out since that time, resulting in relatively little change year over year in the amount of deferred revenue.  Growth in the sales of maintenance and support agreements may result in the deferred recognition of a significant amount of revenue in future periods.

The outbound shipping charges charged to the customer are included in software product revenues and amounted to $25,000, $57,000 and $58,000 in 2001, 2002 and 2003, respectively.  The costs associated with these shipping charges are included in the software products cost of revenue.

In periods in which advertising revenue was recognized, it was recognized as it was earned, net of any fees paid to third-party advertising agents.  Advertising was earned in the period in which the advertisements were displayed.  The Company’s current product line does not include products containing the modules necessary to generate advertising space.  Advertising will not be a material source of revenue in future periods.

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Turillion Software Technologies.  The GlobalSCAPE software products associated with each of the companies are PureCMS, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro and Protect IIS, respectively.  GlobalSCAPE no longer distributes the Protect IIS product and expensed prepaid royalties of approximately $15,000 in December 2003.  GlobalSCAPE’s agreement with Hannon Hill Corp. required a minimum royalty of $16,667 per month, as prepayment of royalties, for 12 months beginning in December 2002.  These payments were expensed as paid because the lower than expected sales of PureCMS raised doubt as to the realization of benefit from these prepayments.  The total amount expensed in 2003 relating to these prepayments was $183,337.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk.  The Company requires no collateral from its customers.  Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.  No single customer accounted for more than 2% of revenues in 2001, 2002 or 2003.

Other Concentrations

Sales in Foreign Markets.  In 2001, 2002 and 2003, approximately 38%, 38% and 35%, respectively, of the Company’s revenues were generated from sales to customers who provided addresses in foreign countries.  However, all revenues are received in U.S. dollars so there is no exchange rate risk with respect to the sale of our products.  These sales were concentrated mostly in Western Europe, Canada, and Australia.  In 2001, 2002 and 2003, the UK accounted for approximately 11.5%, 11.4% and 11.1%, respectively, of total revenues.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations for the years ended December 31, 2001, 2002 and 2003 were approximately $138,000, $300,000 and

$542,000, respectively, and are included in selling, general and administrative expenses.  The advertising expenses in 2002 and 2003 relate primarily to the PureCMS product launch.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.  Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.   Although GlobalSCAPE has generated pre-tax income in previous years, unusual or infrequently occurring transactions resulted in pre-tax losses in 2001 and 2002 (compensation charges in 2001 and the settlement with ATSI and termination of CEO in 2002).  It is our judgment that we cannot predict with reasonable certainty that the tax assets resulting from these losses and the loss incurred in 2003 will be fully realized in future periods.  Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all of the evidence, both positive and negative, management determined that a $540,350 valuation allowance at December 31, 2003 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current year is a net increase of $216,515.  At December 31, 2003, the Company has available net operating loss carryforwards of approximately $1,266,351, which expire beginning in the year 2020.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2001, 2002 and 2003, we spent approximately $1,177,000, $848,000 and $945,000, respectively, on research and development.  No research and development expenses were capitalized in 2001, 2002 or 2003 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for 2001, 2002 and 2003 follows:

	Years ended December 31,
	2001	2002	2003
Net income (loss), as reported	$(257,135)	$(613,375)	$(643,001)
Stock based compensation included in the determination of net income (loss) as reported, net of related tax effects	434,499	(59,396)	—
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(585,051)	(103,923)	(48,057)
Pro forma net income (loss)	$(407,687)	$(776,694)	$(691,058)

Earnings (loss) per share:
Basic- as reported	$(0.02)	$(0.05)	$(0.05)
Basic- pro forma	$(0.03)	$(0.06)	$(0.05)

Diluted- as reported	$(0.02)	$(0.05)	$(0.05)
Diluted- pro forma	$(0.03)	$(0.06)	$(0.05)

The weighted average fair value of the individual stock options granted during 2001, 2002, and 2003 is estimated at $0.24, $0.13 and $0.20, respectively, on the date of grant.  The fair values were determined using a minimum value options-pricing model with the following assumptions:

	2001	2002	2003

Dividend yield	None	None	None

Expected volatility	n/a	2.45	2.23

Risk-free interest rate	4.99%	1.82%	3.21%

Expected life	5.0	5.0	5.0

Cash

Cash includes all cash and highly liquid investments with original maturities of three months or less.

Property and Equipment

Property and equipment is comprised of furniture and fixtures, software, computer equipment and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives.  Expenditures for maintenance and repairs are charged to operations as incurred.  Property and equipment acquired under capital leases are depreciated over their useful lives or the respective lease term, if shorter.  Depreciation periods used for property and equipment range from three to five years.

Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.

Sale / Disposal of Assets

During 2003 the Company disposed of equipment and software with an original purchase price of $69,738 and accumulated depreciation of $68,252.  GlobalSCAPE recognized a loss of $1,486 related to the disposal of these assets.  There were no disposals of fixed assets during 2001 or 2002.

Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.  Amortization expense for these costs amounted to approximately $53,000 and $51,000 in 2001 and 2002, respectively.  These software development costs were amortized using the straight-line method over a three-year period and are only those costs incurred in the development of products that are sold to external customers and not used for internal purposes. These software development costs are not related to those costs incurred for the acquisition of software products or titles reflected in Other Assets as Core Software Technology.  For the years 2001, 2002 and 2003, we spent approximately $1,177,000, $848,000 and $945,000, respectively, on research and development.  No research and development expenses were capitalized in 2001, 2002 or 2003 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Other Long-Term Assets

Costs incurred for acquisition of CuteFTP were capitalized and amortized over the estimated useful life of five years using the straight-line method.  The Core Software Technology on the balance sheet represents the purchase of the source code and related trademark for CuteFTP and the related amortization of these costs.  GlobalSCAPE recognized amortization expense related to CuteFTP of approximately $178,000, $180,000 and $135,000 in 2001, 2002 and 2003, respectively.  The asset was fully amortized at December 31, 2003.

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

	Year ended December 31,
	2001 (1)	2002 (2)	2003 (3)
Numerators
Numerator for basic and diluted earnings per share:
Net loss	$(257,135)	$(613,375)	$(643,001)
Denominators
Denominators for basic earnings per share:
Weighed average shares outstanding-Basic	12,938,782	13,279,263	13,361,706
Dilutive potential common shares:
Stock Options	—	—	—
Denominator for dilutive earnings per share	12,938,782	13,279,263	13,361,706
Net loss per common share	$(0.02)	$(0.05)	$(0.05)
Net loss per commons share – assuming dilution	$(0.02)	$(0.05)	$(0.05)

(1)          For the year ended December 31, 2001, 3,557,480 options have not been included in dilutive shares as the effect would be anti-dilutive.

(2)          For the year ended December 31, 2002, 2,965,671 options have not been included in dilutive shares as the effect would be anti-dilutive.

(3)          For the year ended December 31, 2003, 1,856,171 options have not been included in dilutive shares as the effect would be anti-dilutive.

Recent Accounting Pronouncements

Variable Interest Entities

On January 1, 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 addresses consolidation of business enterprises of variable interest entities.  FIN 46 is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after December 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has no variable interest entities, therefore, adoption of this statement did not impact the Company’s financial position or results of operations.

2.                                      Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts.  The activity of the Company’s allowance for doubtful accounts for the years ended December 31, 2001, 2002 and 2003 is presented in the following table:

Balance at		Charged to		Balance at
Year Ended December 31	Beginning of Period	Income or Expense	Deductions (1)	End of Period

2001	$80,719	$99,114	$(154,729)	$25,104
2002	25,104	102,261	(68,938)	58,427
2003	58,427	14,508	(29,354)	43,581

(1)  Represents amounts written off as uncollectible accounts receivable.

3.                                      Debt

The Company obtained a 90-day extension of its $250,000 revolving line of credit agreement with a commercial bank, extending the line through June 2004.  The line is due on demand, but if no demand is made, then in June 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The rate at December 31, 2003 was 6.00%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The Company borrowed $100,000 on September 11, 2003 under this agreement.  This amount remained outstanding as of December 31, 2003 but was repaid in February 2004.

4.                                      Commitments and Contingencies

Capital Leases

The Company has financed the acquisition of certain fixed assets through capital lease obligations.  These obligations are classified as capital leases due to the bargain purchase option contained therein.  The present value of the future minimum lease payments for these leases at December 31, 2003 is as follows:

Year ended December 31:
2004	15,477
Total minimum lease payments	15,477
Less amount representing interest	183
Present value of minimum lease payments	15,294
Less current portion	15,294
Capital lease obligation, less current portion	$—

Property and equipment at December 31, 2002 and 2003 includes $227,000 for assets held under capital leases, less associated accumulated depreciation of $146,000 and $203,000, respectively.  Depreciation for assets held under capital leases is included in depreciation and amortization expense.

Operating Leases

Minimum future lease payments on non-cancelable operating leases for office facilities are as follows for the years ending December 31:

2004	190,659
2005	190,659
2006	190,659
2007	190,659
Thereafter	95,329
$857,965

This lease provides the Company with two successive 5-year renewal options.  Operating lease expense amounted to approximately $180,000 in each of 2001, 2002 and 2003.

Contingencies

There are no pending claims against the Company that would have a material adverse effect on the financial statements of the Company.

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

During the year ended December 31, 2000 and for the period from January 1, 2002 to June 11, 2002, ATSI incurred various expenses for the joint benefit of ATSI and GlobalSCAPE such as premiums for health and general business insurance.  ATSI allocated a portion of these expenses to GlobalSCAPE based on GlobalSCAPE’s proportionate use of the services.  The amounts allocated to GlobalSCAPE were not necessarily indicative of the amounts that would have been incurred if GlobalSCAPE had acquired these services on its own, nor of the amounts that will be charged in the future.  However, management believes the method of allocation is reasonable.  Expenses for these services in the amount of $190,000 for the year ended December 31, 2001 and $40,131 for the period beginning January 1, 2002 and ending June 11, 2002 were charged to GlobalSCAPE by ATSI and are reflected in the statement of operations.  Also during 2001 and 2002, the Company made various loans to ATSI with interest of 12% per annum.

On June 21, 2002, GlobalSCAPE, Inc. announced the termination of its CEO, Tim Nicolaou.  Mr. Nicolaou resigned from the Board of Directors and received $190,000 in severance payments as provided by his employment agreement and will continue to receive health benefits paid by the Company for a period not to exceed twelve months, the cost of which was expensed in 2002.

On March 30, 2004, the Company obtained a $200,000 line of credit with the Brown and Mann-GlobalSCAPE Joint Venture.  The line of credit is available after June 21, 2004 if the Company fails to extend a line of credit with a bank and matures on December 31, 2004.  The interest rate is subject to change and is indexed to the prime rate published in the Wall Street Journal.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the Brown and Mann-GlobalSCAPE Joint Venture whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The Brown and Mann-GlobalSCAPE Joint Venture is 70% owned by Thomas W. Brown and 30% owned by David L. Mann, both of whom are members of GlobalSCAPE’s Board of Directors.

6.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2002	2003
Total deferred tax liabilities	$—	$—

Deferred tax assets:
Accrued expenses	15,566	29,292
Allowance for doubtful accounts	20,618	15,428
Deferred revenue	48,122	47,766
Depreciation and amortization…………	—	17,305
Net operating loss carryforwards	239,529	430,559
Total deferred tax assets	323,835	540,350
Valuation allowance for deferred tax assets	323,835	540,350
Net deferred tax assets	$—	$—

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	2001	2002	2003
Taxes computed at federal statutory rate	$(100,446)	$(148,986)	$(218,620)
Increases (decreases) in taxes resulting from:
State taxes, net of federal benefit	4,366	18,658	924
Non-deductible incentive stock option compensation charges	147,730	(21,215)	—
Other non-deductible expenses	2,684	2,800	2,581
Change in valuation allowance	(92,629)	323,835	216,515
Other	—	110	—
Total	$(38,295)	$175,202	$1,400

At December 31, 2003, the Company has available net operating loss carryforwards of approximately $1,266,351, which expire beginning in the year 2020.

7.                                      Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees with at least six months of service.  Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations.  The plan provides for employer matching and discretionary contributions, the amount of which are to be determined annually by the Board of Directors.  The Company made contributions to the plan of $7,939, $7,347 and $7,533 for the years ended December 31, 2001, 2002 and 2003, respectively.

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

In May 2000, the Board of Directors approved the 2000 stock option plan (the “2000 Plan”) for key employees, non-employee directors, and advisors of the Company.  Under the terms of the 2000 Plan, up to 3,660,000 shares of the Company’s common stock may be granted in the form of incentive stock options or non-qualified stock options.  The maximum aggregate number of shares of common stock that may be granted to any optionee during the term of the 2000 Plan may not exceed 2,000,000.  The 2000 Plan provides that the purchase price per share for incentive stock options and non-qualified stock options shall not be less than the fair market value of the common stock on the date of grant.  The maximum term for an option granted is ten years from the date of grant.

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), and elected to use the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.  No options were issued below fair value for the years ended December 31, 2002 and 2003.

During the third quarter of 2003, 56,000 options were granted to various employees at an average exercise price of $0.20 per share.

Supplemental Disclosures for Stock Options

The following table shows the number of options granted, cancelled and exercised for all option plans for the three years ending December 31, 2002.

	Number of Shares	Weighted Avg. Exercise Price
2001
Outstanding December 31, 2000	1,566,409	$0.54
Granted	2,184,571	0.30
Expired	107,500	0.46
Exercised	86,000	0.10
Outstanding December 31, 2001	3,557,480

2002
Granted	24,000	0.13
Expired	289,380	0.79
Exercised	326,429	0.07
Outstanding December 31, 2002	2,965,671

2003
Granted	56,000	0.20
Expired	1,035,500	0.72
Exercised	130,000	0.0132
Outstanding December 31, 2003	1,856,171

The following table shows information about outstanding stock options at December 31, 2003.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.0132	850,171	6.95	$0.0132	850,171	$0.0132
$ 0.11 - $0.22	78,500	9.32	0.178	10,667	0.151
$ 0.464	927,500	7.29	0.464	927,500	0.464
$ 0.0132 - $1.00	1,856,171	7.22	$0.2454	1,788,338	$0.2478

9.                                      Quarterly Financial Information (unaudited)

	Fiscal Year 2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,305,902	$1,349,537	$1,291,169	$1,322,895
Total operating expenses	1,191,343	1,817,435	1,223,609	1,487,072
Net income (loss) before provision for income taxes	122,610	(460,540)	66,652	(166,895)
Net income (loss)	88,607	(280,108)	41,726	(463,600)

Net income (loss) per share:
Basic	$0.01	$(0.02)	$0.00	$(0.03)
Diluted	$0.01	$(0.02)	$0.00	$(0.03)
Weighted average shares outstanding:
Basic	13,071,357	13,324,427	13,358,619	13,358,619
Diluted	14,207,739	13,324,427	14,277,122	13,358,619

	Fiscal Year 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,120,186	$1,309,708	$1,336,682	$1,080,543
Total operating expenses	1,727,968	1,207,219	1,251,682	1,295,349
Net income (loss) before provision for income taxes	(610,416)	101,582	83,984	(216,751)
Net income (loss)	(610,416)	101,582	82,584	(216,751)

Net income (loss) per share:
Basic	$(0.05)	$0.01	$0.01	$(0.02)
Diluted	$(0.05)	$0.01	$0.01	$(0.02)
Weighted average shares outstanding:
Basic	13,358,619	13,358,619	13,358,619	13,370,902
Diluted	13,358,619	14,284,107	14,275,292	13,370,902

The Company recognized $392,905 and $190,000 in charges related to the settlement with ATSI and in compensation expense related to the termination of its former CEO, respectively, in the second quarter of 2002.  In the fourth quarter of 2002, GlobalSCAPE spent approximately $240,000 on marketing related activity related to the launch of PureCMS.  GlobalSCAPE also posted a valuation allowance against deferred tax assets during the fourth quarter of 2002 of $323,835.  In the first quarter of 2003, GlobalSCAPE spent approximately $460,000 on the PureCMS product launch.  In the fourth quarter of 2003, revenues were approximately $242,000, or 18%, lower than the same quarter in the previous year.  Comparisons of GlobalSCAPE’s quarterly results from operations should take these items into consideration.

10.                               Subsequent Events (unaudited)

On March 12, 2004, the Company executed an agreement, extending its line of credit with a bank for 90 days to June 2004.  The line of credit had an original expiration of March 2004 and is in the amount of $250,000.

On March 30, 2004, the Company obtained a $200,000 line of credit with the Brown and Mann-GlobalSCAPE Joint Venture.  The line of credit is available after June 21, 2004 if the Company fails to extend a line of credit with a bank and matures on December 31, 2004.  The interest rate is subject to change and is indexed to the prime rate published in the Wall Street Journal.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the Brown and Mann-GlobalSCAPE Joint Venture whereby GlobalSCAPE granted a security interest in all its accounts and equipment.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report, our President and Vice President of Finance and Operations carried out an evaluation of the effectiveness of GlobalSCAPE’s disclosure controls and procedures (as defined SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) and concluded that the controls and procedures are effective in recording, processing, summarizing and reporting the information required to be disclosed by GlobalSCAPE in the reports it files with the SEC under the Exchange Act within the time periods specified in the SEC’s rules and forms.  There were no changes in our internal controls that could materially affect, or are reasonably likely to materially affect our financial reporting.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K as to Directors is incorporated herein by reference to such information included in our Proxy Statement for the 2004 Annual Meeting of Stockholders.  The information called for by Item 10 of Form 10-K as to Executive Officers appears in Part I of this Form 10-K.  The information called for by Item 10 of Form 10-K as to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to such information included in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President (its chief executive officer) and its Vice President of Finance and Operations (its chief financial officer).  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

Daniel P. McRedmond

Vice President Finance and Operations

GlobalSCAPE, Inc.

6000 Northwest Parkway, Suite 100

San Antonio, Texas 78249

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2004 Annual Meeting of Stockholders, except for those parts under the captions “Board Report on Executive Compensation” and “Report on Repricing of Options”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement of the 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information call for by Item 14 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement of the 2004 Annual Meeting of Stockholders

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1)                    Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

•                  Consolidated balance sheets – December 31, 2002 and 2003

•                  Consolidated statements of operations – Years ended December 31, 2001, 2002 and 2003

•                  Consolidated statements of stockholders’ equity – Years ended December 31, 2001, 2002 and 2003

•                  Consolidated statements of cash flows – Years ended December 31, 2001, 2002 and 2003

•                  Notes to consolidated financial statements – December 31, 2003

(2)                      Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)                      Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company dated April 17, 1996 (Filed as Exhibit 3.1 to Form 10 filed May 12, 2000).
3.2	Certificate of Renewal and Revival of Certificate of Incorporation for the Company dated February 16, 1999 (Filed as Exhibit 3.2 to Form 10 filed May 12, 2000).
3.3	Certificate of Amendment to Certificate of Incorporation dated May 11, 2000 (Filed as Exhibit 3.3 to Form 10 filed May 12, 2000).
3.4	Certificate of Amendment to Certificate of Incorporation dated September 5, 2000 (Filed as Exhibit 3.5 to Form 10, Amendment No. 2, filed September 12, 2000)
3.5	Bylaws of the Company (Filed as Exhibit 3.4 to Form 10 filed May 12, 2000).
3.6	Amended and Restated Bylaws of the Company effective as of September 1, 2000 (Filed as Exhibit 3.6 to Form 10, Amendment No. 2, filed September 12 2000).
3.7	Amended and Restated Bylaws of GlobalSCAPE effective as of October 10, 2000 (Filed as Exhibit to Form 8-K filed October 10, 2000).
3.8	Amended and Restated Bylaws of GlobalSCAPE effective as of January 30, 2003 (Filed as Exhibit 3.8 to Annual Report on Form 10-K filed March 31, 2003).
4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Annual Report on Form 10-K filed April 2, 2001).
*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10 filed May 12, 2000).
*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10 filed May 12, 2000).
*10.3

Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).
*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

Exhibit Number	Description
*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).
*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).
*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Annual Report on Form 10-K filed April 2, 2001).
10.9	Commercial Lease Agreement between ACLP University Park S.A. II, L.P. and the Company dated April 13, 1999 (Filed as Exhibit 10.1 to Form 10 filed May 12, 2000).
*10.10	Release and Indemnity Agreement between GlobalSCAPE, Inc. and Sandra Poole-Christal dated April 2, 2001 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 1, 2002).
*10.11

Granting letter for 808,571 options to Sandra Poole-Christal under GlobalSCAPE, Inc. 1998 Stock Option Plan dated April 20, 2001 (Filed as Exhibit 10.18 to Annual Report on Form 10-K filed April 1, 2002).

*10.12	Bonus letter for Sandra Poole-Christal in connection with grant of 808,571 options under 1998 Stock Option Plan (Filed as Exhibit 10.19 to Annual Report on Form 10-K filed April 1, 2002).
*10.13	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Sandra Poole Christal dated April 20, 2001 (Filed as Exhibit 10.20 to Annual Report on Form 10-K filed April 1, 2002).
*10.14	Form of granting letter to GlobalSCAPE, Inc. employees under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Annual Report on Form 10-K filed April 1, 2002).
21	Subsidiaries (filed herewith).
23.1	Consent of Ernst & Young LLP (filed herewith).
31.1	Rule 13a-14(a)/15d – 14(a) Certification of Charles R. Poole, President and Chief Operating Officer of GlobalSCAPE, Inc. (filed herewith).
31.2	Rule 13a-14(a)/15d – 14(a) Certification of Daniel P. McRedmond, Vice President Finance and Operations (filed herewith).
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

* Management Compensatory Plan or Agreement

(b) Reports on Form 8-K.  No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 30, 2004.

GlobalSCAPE, Inc.

By:	/s/ Charles R. Poole
Charles R. Poole
President and Chief Operating Officer

By:	/s/ Daniel McRedmond
Daniel McRedmond
Vice President of Finance and Operations

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2004.

Signature	Title

/s/ Charles R. Poole	President, COO and Director
Charles R. Poole	(Principal Executive Officer)

/s/ Thomas W. Brown	Chairman of the Board and Director
Thomas W. Brown

/s/ David L. Mann	Director
David L. Mann

/s/ Daniel McRedmond	Vice President of Finance and Operations,
Daniel McRedmond	Treasurer, Secretary
(Principal Accounting and Financial Officer)