Form 10-Q
period 2004-03-31
GLOBALSCAPE INC
filed 2004-05-17
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
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

The number of shares outstanding of the registrant’s common stock at May 13, 2004 was 13,738,619.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2004

GlobalSCAPE®, PureCMS®, CuteFTP Pro®, CuteFTP®, CuteZIP®, CuteHTML®, CuteMAP® and CuteSITE Builder® are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, WebSurvey, and GlobalSCAPE Transfer Engine are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31, 2003	March 31, 2004
		(unaudited)
Assets
Current assets:
Cash	$342,433	$162,444
Accounts receivable (net of allowance for doubtful accounts of $43,581 and $27,215 at December 31, 2003 and March 31, 2004, respectively)	240,615	223,121
Prepaid expenses	46,428	32,552
Total current assets	629,476	418,117

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	235,436	236,513
Equipment	590,019	597,263
Leasehold improvements	154,376	154,376
	1,312,751	1,321,072
Accumulated depreciation and amortization	1,035,830	1,091,624
Net property and equipment	276,921	229,448

Other assets:
Other	11,881	11,881

Total assets	$918,278	$659,446

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31, 2003	March 31, 2004
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$180,555	$175,772
Accrued expenses	173,935	237,474
Deferred revenue	140,489	146,599
Notes payable	100,000	—
Current portion of capital lease obligation	15,294	—
Total current liabilities	610,273	559,845

Long-term liabilities:
Other long-term liabilities	39,253	36,449
Total long-term liabilities	39,253	36,449

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,488,619 and 13,488,619 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	13,489	13,489
Additional paid-in capital	671,893	671,893
Retained earnings (deficit)	(416,630)	(622,230)
Total stockholders’ equity	268,752	63,152
Total liabilities and stockholders’ equity	$918,278	$659,446

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2003	2004
Operating revenues:
Software product revenues	$1,120,186	$1,172,137

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	141,990	98,678
Selling, general and administrative expenses	1,251,720	976,914
Research and development expenses	217,218	245,631
Depreciation and amortization	117,040	55,794
Total operating expense	1,727,968	1,377,017
Loss from operations	(607,782)	(204,880)

Other income (expense):
Interest expense	(1,148)	(720)
Loss on disposition of assets	(1,486)	—
Total other income (expense)	(2,634)	(720)
Loss before income taxes	(610,416)	(205,600)

Income tax expense (benefit):
Current:
Federal	—	—
State	—	—
Deferred:
Federal	—	—
State	—	—
Total income tax provision (benefit)	—	—

Net loss	$(610,416)	$(205,600)

Net loss per common share- basic	$(0.05)	$(0.02)
Net loss per common share- assuming dilution	$(0.05)	$(0.02)
Average shares outstanding:
Basic	13,358,619	13,488,619
Diluted	13,358,619	13,488,619

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2003	2004
Operating Activities:
Net loss	$(610,416)	$(205,600)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	789	(7,258)
Depreciation and amortization	117,040	55,794
Loss on sale of assets	1,486	—
Changes in operating assets and liabilities:
Accounts receivable	30,732	24,752
Prepaid expenses	45,690	13,876
Accounts payable	171,454	(4,783)
Accrued expenses	35,993	63,539
Deferred revenues	76,296	6,110
Other long-term liabilities	(2,803)	(2,804)
Net cash used by operating activities	(133,739)	(56,374)
Investing Activities:
Purchase of property and equipment	(6,809)	(8,321)
Net cash used in investing activities	(6,809)	(8,321)
Financing Activities:
Principal payments on notes payable	—	(100,000)
Principal payments on capital lease obligations	(14,963)	(15,294)
Net cash used in financing activities	(14,963)	(115,294)
Net decrease in cash	(155,511)	(179,989)
Cash at beginning of period	480,609	342,433
Cash at end of period	$325,098	$162,444

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

Nature of Business

GlobalSCAPE, founded in April 1996, develops, distributes and supports Internet related software including content management, file management and Web development solutions.  The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP and CuteFTP Pro accounted for approximately 75% and 71% of total revenues in 2003 and the first three months of 2004, respectively.  The Company is organized and operates as one segment and markets its products through the Internet, an internal sales force and through resellers.

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

The Balance Sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes included in GlobalSCAPE’s Annual Report on Form 10-K for the year ended December 31, 2003.

Principles of Consolidation

The consolidated financial statements include all subsidiaries.  All inter-company transactions and balances have been eliminated.

Liquidity

The Company incurred significant operating losses during the last three years and in the first quarter of 2004.  In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the organization.  The Company had anticipated stronger revenue performance in the first quarter of 2004 after poorer than expected sales in the fourth quarter of 2003 and had maintained staffing levels with this objective.  These higher revenue targets were not met, further reducing the Company’s liquidity position.

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence.  Sales of these two products, which represented 71% of the Company’s revenues in the first quarter of 2004, declined approximately 13% from the same quarter in the previous year.  This decline in combined sales was due to a 27% decline in sales of CuteFTP.  Sales of CuteFTP Pro increased approximately 15% from the first quarter of 2003 to the first quarter of 2004.  The combined sales of CuteFTP and CuteFTP Pro increased approximately 6% from the fourth quarter of 2003 to the first quarter of 2004.  Individually, sales of CuteFTP fell 5% between these periods and sales of CuteFTP Pro increased approximately 25%.  Sales of Secure Server, the companion product to CuteFTP Pro, increased approximately 7.5% from the fourth quarter of 2003 to the first quarter of 2004 and 63% from the first quarter of 2003 to the first quarter of 2004.  Sales of Secure Server accounted for approximately 9% of total revenues in the first quarter of 2004.

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

If sales decline or the Company’s liquidity position otherwise requires, management has the intent and ability to substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures.

In addition, the Company could draw on its $250,000 line of credit, if necessary.  This line of credit, which originally matured in March 2004, has been extended through June 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  In connection with the line of credit, GlobalSCAPE entered into a commercial security agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The Company borrowed $100,000 on September 11, 2003 under this agreement.  This amount was repaid in February 2004.  The credit facility is available to the Company at any point during its term.

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

Accrued Expenses

Accrued expenses increased approximately $64,000 from December 31, 2003 to March 31, 2004.  This increase is due primarily to increased accruals for salaries, commissions and bonuses.

Stock-Based Compensation

Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company chose to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 148, Accounting for Stock Based Compensation - Transition and Disclosure (SFAS 148), which amends SFAS 123.  SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for the three months ended March 31, 2003 and 2004 follows:

	Three months ended March 31,
	2003	2004
Net loss, as reported	$(610,416)	$(205,600)
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(22,296)	(8,886)
Pro forma net loss	$(632,712)	$(214,486)

Loss per share:
Basic- as reported	$(0.05)	$(0.02)
Basic- pro forma	$(0.05)	$(0.02)

Diluted- as reported	$(0.05)	$(0.02)
Diluted- pro forma	$(0.05)	$(0.02)

During the first quarter of 2004, no options were granted, none were forfeited and none expired.

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

	Three months ended March 31,
	2003	2004
Numerators
Numerators for basic and diluted earnings per share:
Net loss	$(610,416)	$(205,600)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	13,358,619	13,488,619

Dilutive potential common shares
Stock options (1)	—	—
Denominator for dilutive earnings per share	13,358,619	13,488,619

Net loss per common share	$(0.05)	$(0.02)
Net loss per common share - assuming dilution	$(0.05)	$(0.02)

(1)          For the three months ended March 31, 2003, 1,965,671 options have not been included in dilutive shares, as the effect would be anti-dilutive.  For the three months ended March 31, 2004, 1,856,171 options have not been included in dilutive shares, as the effect would be anti-dilutive.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

GlobalSCAPE develops and distributes Internet related software including file management, content management and Web development tools.  We distribute our software primarily via download from our Internet website.  During 2003 and the first three months of 2004, approximately 65% and 63% of our revenues, respectively, were generated from customers within the United States, with the remaining 35% and 37% concentrated mostly in Western Europe, Canada and Australia.

CuteFTP and CuteFTP Pro accounted for approximately 75% and 71% of total revenues in 2003 and in the first quarter of 2004, respectively.  Sales of these products declined approximately 13% when comparing the first quarter of 2003 to the first quarter of 2004.  This decline in combined sales was due to a 27% decline in sales of CuteFTP. However, sales of CuteFTP Pro increased approximately 15% over the same periods.  Total revenues increased almost 5% from the first quarter of 2003 to the first quarter of 2004 due to stronger sales of PureCMS and Secure Server and the introduction of Web Survey, CuteHTML Pro, and a Mac version of CuteFTP.

The combined sales of CuteFTP and CuteFTP Pro increased approximately 6% from the fourth quarter of 2003 to the first quarter of 2004.  Individually, sales of CuteFTP fell 5% during these periods and sales of CuteFTP Pro increased approximately 25%.  Sales of Secure Server, the companion product to CuteFTP Pro, increased approximately 7.5% from the fourth quarter of 2003 to the first quarter of 2004 and 63% from the first quarter of 2003 to the first quarter of 2004.  Sales of Secure Server accounted for approximately 9% of total revenues in the first quarter of 2004.

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

Our strategy is to continue to introduce new products while enhancing the features of our current product line.  We dedicated considerable resources in the fourth quarter of 2002 and in 2003 to the development and market launch of PureCMS, our content management product.  To date, we have not been as successful in selling this product as we had anticipated.  We laid out a plan in our 2002 Annual Report to address the liquidity issues caused by the expense of the PureCMS market launch and disappointing revenue figures in the first quarter of 2003.  We successfully executed the plan and produced positive net income in both the second and third quarters.  We fell short of our revenue expectations in the fourth quarter of 2003 and again addressed the liquidity issues caused by this shortfall.  We laid off 9 of 45 employees on February 12, 2004 in order to bring our expenses in line with our current operating performance.  We have the ability to make further cuts in external development, capital expenditures and, if necessary, in employees in order to manage the financial health of GlobalSCAPE.

Our success in 2004 is, to a great extent, dependent on our ability to market and sell our content management products effectively as well as our ability to maintain the revenues generated by CuteFTP.  We also believe that we have an opportunity to increase sales of CuteFTP Pro and Secure Server.  In general, our success depends on our ability to introduce new products and the market’s acceptance of these products.  We released new versions of CuteFTP, CuteFTP Pro and Secure Server early in 2004 and we believe we can slow the decline in sales of CuteFTP and improve sales of CuteFTP Pro and Secure Server.

Our current products include:

•                  PureCMS, a content management product targeting companies with small to medium-size Web site development teams.  Content management solutions permit contributors from various disciplines within a company to directly control designated content on the company’s Web site, more efficiently manage resources and reduce maintenance costs;

•                  Publish XML, an enterprise content management (ECM) solution designed around XML. PublishXML enables distributed content creation and publication, while streamlining the process of repurposing content to multiple formats;

•                  GlobalSCAPE Secure FTP Server, a secure file server solution for technology professionals, complementing the CuteFTP Pro client application;

•                  CuteFTP Home, an easy-to-use file transfer application that allows users to quickly transfer files between computers, available for both Windows and Macintosh operating systems;

•                  CuteFTP Professional, a business class secure file transfer application for security-conscious professionals.  The GlobalSCAPE transfer engine technology used in the product is also available as a software developers kit (SDK) allowing developers to incorporate the technology in their own applications;

•                  CuteZIP, an easy-to-use compression utility that allows users to shrink and encrypt files for secure transfer and storage;

•                  CuteSITE Builder, an easy-to-use WYSIWIG (What You See Is What You Get) Web site building tool targeting the novice user;

•                  CuteHTML Pro, CuteHTML and CuteMAP, productivity enhancing tools for Web site development;

•                  Web Survey, an easy way to create, manage and analyze Web site surveys;

Liquidity and Capital Resources

The Company incurred significant operating losses during the last three years and in the first quarter of 2004.  In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the organization.  The Company had anticipated stronger revenue performance in the first quarter of 2004 after poorer than expected sales in the fourth quarter of 2003 and had maintained staffing levels with this objective.  These higher revenue targets were not met, further reducing the Company’s liquidity position.

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence.  Sales of these two products, which represented 71% of the Company’s revenues in the first quarter of 2004, declined approximately 13% from the same quarter in the previous year and the combined sales of these products have declined each of the last several years.

The Company’s liquidity could be further reduced in 2004 if sales of CuteFTP continue to decline and the Company is unable to successfully introduce new products or increase sales of existing products.

If sales continue to decline or the Company’s liquidity position otherwise requires, management has the intent and ability to substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures.

In addition, the Company could draw on its $250,000 line of credit, if necessary.  This line of credit, which originally matured in March 2004, has been extended through June 2004.  The interest rate is subject to change and is indexed to the bank’s prime rate.  In connection with the line of credit, GlobalSCAPE entered into a commercial security agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The Company borrowed $100,000 on September 11, 2003 under this agreement.  This amount was repaid in February 2004.  The credit facility is available to the Company at any point during its term.

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

Net cash used by operating activities was $133,739 and $56,374 in three months ended March 31, 2003 and 2004, respectively.  For the three months ended March 31, 2003, negative operating cash flow was the result of the net loss for the period offset somewhat by adjustments related to depreciation and amortization as well as increases in accounts payable and deferred revenues.  Net cash used by operating activities in the three months ended March 31, 2004 was primarily due to the net loss for the period offset by adjustments related to depreciation and an increase in accrued expenses for the period.

Net cash used in investing activities for the three months ended March 31, 2003 and 2004 was $6,809 and $8,321, respectively.  In both periods, the cash used in investing activity was primarily for the purchase of computers and software.

Net cash used in financing activities during the three months ended March 31, 2003 and 2004 was $14,963 and $115,294, respectively.  We made principal payments of $14,963 and $15,294 on capital lease obligations during the three months ended March 31, 2003 and 2004, respectively.  In addition, we made a principal payment of $100,000 on our line of credit in February of 2004, eliminating the balance.

As of March 31, 2004, we had $162,444 in cash, current assets of $418,117 and current liabilities of $559,845, resulting in a working capital deficit of $141,728.  Our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties.  The commitments related to royalty agreements are not fixed, rather they are contingent on sales.  We expect that operating expenses will continue to be a material use of our cash resources and will manage the business based on the immediately foreseeable operating cash flows.  The facility that we currently occupy is expected to be sufficient for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2004.

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

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002 and has remained relatively flat, with a balance of approximately $147,000 at March 31, 2004.  The rate of growth in deferred revenue in 2002 was due primarily to the rapid growth in the sale of technical support and maintenance agreements in the fourth quarter of 2002.  Sales of these agreements continued to grow into the first quarter of 2003 but have flattened out since that time, resulting in relatively little change year over year in the amount of deferred revenue.  Growth in the sales of maintenance and support agreements may result in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2.5% of net revenues in 2003 or the first three months of 2004.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2003 or the first three months of 2004.

Stock-Based Compensation

Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company chose to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.  In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 148, Accounting for Stock Based Compensation - Transition and Disclosure (SFAS 148), which amends SFAS 123.  SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company will continue to account for its stock-based compensation according to the provisions of APB Opinion No. 25.  The pro forma disclosure requirements prescribed by SFAS 123, as amended by SFAS 148 are included in the Notes to the Financial Statements.

In the first quarter of 2004, no options were granted, none were forfeited and none expired.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the three months ended March 31, 2003 and 2004, we spent approximately $217,218 and $245,631, respectively, on research and development.  No research and development expenses were capitalized in either period and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

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

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on these criteria, management has concluded that no income tax benefits are to be recorded related to the net loss for the three months ended March 31, 2004, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating losses.

Comparison of the Three Months ended March 31, 2003 and 2004

Revenue.  For the three months ended March 31, 2003 and 2004, total revenues increased $51,951 or approximately 5% from $1,120,186 to $1,172,137 due to an increase in sales of PureCMS and Secure Server and the introduction of CuteFTP Mac, Web Survey and CuteHTML Pro subsequent to the first quarter of 2003.  Combined revenues from CuteFTP and CuteFTP Pro declined approximately 13% over the comparable periods and accounted for approximately 71% of total revenues for the three months ended March 31, 2004.  Sales of CuteFTP fell approximately 27% between periods while sales of CuteFTP Pro increased approximately 15%.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues decreased $43,312 or 31% between periods from $141,990 for the three months ended March 31, 2003 to $98,678 for the three months ended March 31, 2004.  Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH.  The GlobalSCAPE software products associated with each of the companies are PureCMS / Publish XML, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro, and Mac FTP Pro, respectively.  GlobalSCAPE’s agreement with Hannon Hill Corp. required a minimum royalty of $16,667 per month, as prepayment of royalties, for 12 months beginning in December 2002.  These payments were expensed as paid because the lower than expected sales of PureCMS raised doubt as to the realization of benefit from these prepayments.  The total amount expensed in 2003 relating to these prepayments was $183,337.  As a result, we expect the cost of revenues to decline both as a percentage of sales and in gross terms in 2004 when compared to 2003 as we recover benefit from these minimum royalties.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the three months ended March 31, 2003 and 2004, selling, general and administrative expenses were $1,251,720 and $976,914, respectively, a decrease of $274,806 or 22%. In the first quarter of 2003, we incurred approximately $460,000 in product launch expenses related to PureCMS. We spent considerably less on advertising and promotional activity in the first quarter of 2004 but these savings were offset somewhat by increased salaries and related costs such as bonuses, payroll taxes and healthcare costs.  The number of persons employed on March 31, 2003 and 2004 declined slightly over the comparable periods from 38 to 35, respectively.

Research and Development.  Research and development expenses increased $28,413 or 13% between periods, from $217,218 to $245,631.  The increase was due to greater expenditures for external development resources as part of the development of new versions of CuteFTP, CuteFTP Pro and Secure Server.  These increased external development expenses were offset somewhat by lower costs for internal staff.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of the trademark associated with our purchase of CuteFTP.  Depreciation and amortization expense decreased from $117,040 to $55,794, a decline of approximately 52%.  This decrease was due primarily to a reduction in amortization expense.  The purchase of CuteFTP was fully amortized as of September 30, 2003.  In addition, depreciation expense has declined due to a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the three months ended March 31, 2003 and 2004, interest expense decreased from $1,148 to $720, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During the three months ended March 31, 2003, we incurred charges of $1,486 related to the disposition of certain fixed assets.

Income Taxes.  We recognized no benefit related to the net loss in the first three months ended March 31, 2003 and 2004 because we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net Loss.  GlobalSCAPE incurred a net loss of $610,416 in the first quarter of 2003 and a net loss of $205,600 in the first quarter of 2004.  The improvement in operating performance over the respective periods was due to an approximate 5% increase in revenues and an approximate 20% improvement in overall operating expenses.

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

In the three months ended March 31, 2004, approximately 37% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.  We expect that the impact of this currency translation will not be material to our business.

Item 4.  Controls and Procedures

a)              Evaluation of disclosure controls and procedures.  Within the 90 days prior to the filing date of this report, our President and Vice President of Finance and Operations carried out an evaluation of GlobalSCAPE’s disclosure controls and procedures (as defined SEC Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) and concluded that the controls and procedures are effective in recording, processing, summarizing and reporting the information required to be disclosed by GlobalSCAPE in the reports it files with the SEC under the Exchange Act within the time periods specified in the SEC’s rules and forms.

b)             Changes in internal controls.  There were no material changes in GlobalSCAPE’s internal controls subsequent to the evaluation described above.

Part II.  Other Information

Item 1.    Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

None in the first quarter of 2004.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

None in the first quarter of 2004.

Item 5.    Other Information

None in the first quarter of 2004.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

1.         Form 8-K dated February 13, 2004 announcing the resignation of Sandra Poole-Christal from her position as President and Chief Operating Officer as well as her position on the Board of Directors and the election of Charles R. Poole to the open Director position and his appointment as President and Chief Operating Officer.  In addition, a workforce reduction of approximately 20% was announced.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

May 17, 2004	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Operating Officer

May 17, 2004	By:	/s/ Daniel McRedmond
Date		Daniel McRedmond
Vice President of Finance & Operations
(Principal Accounting & Financial Officer)