Form 10-Q
period 2004-06-30
GLOBALSCAPE INC
filed 2004-08-13
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s common stock at August 13, 2004 was 13,773,219.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2004

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML and SnapEdit are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2003	June 30, 2004
		(unaudited)
Assets
Current assets:
Cash	$342,433	$231,355
Accounts receivable (net of allowance for doubtful accounts of $43,581 and $16,460 at December 31, 2003 and June 30, 2004, respectively)	240,615	219,821
Prepaid expenses	46,428	42,540
Total current assets	629,476	493,716

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	235,436	240,572
Equipment	590,019	601,122
Leasehold improvements	154,376	167,762
	1,312,751	1,342,376
Accumulated depreciation and amortization	1,035,830	1,141,844
Net property and equipment	276,921	200,532

Other assets:
Other	11,881	11,881
Total other assets	11,881	11,881
Total assets	$918,278	$706,129

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2003	June 30, 2004
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$180,555	$32,239
Accrued expenses	173,935	197,334
Deferred revenue	140,489	171,801
Notes Payable	100,000	—
Current portion of capital lease obligation	15,294	—
Total current liabilities	610,273	401,374

Long-term liabilities:
Other long-term liabilities	39,253	33,646
Total long-term liabilities	39,253	33,646

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,488,619 and 13,773,219 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	13,489	13,773
Additional paid-in capital	671,893	675,365
Retained earnings (deficit)	(416,630)	(418,029)
Total stockholders’ equity	268,752	271,109
Total liabilities and stockholders’ equity	$918,278	$706,129

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Operating revenues:
Software product revenues	$1,309,708	$1,287,797	$2,429,894	$2,459,934

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	131,351	93,837	273,341	192,515
Selling, general and administrative expenses	762,697	798,436	2,014,417	1,775,351
Research and development expenses	203,874	141,102	421,092	386,733
Depreciation and amortization	109,297	50,220	226,337	106,014
Total operating expense	1,207,219	1,083,595	2,935,187	2,460,613
Income (loss) from operations	102,489	204,202	(505,293)	(679)

Other income (expense):
Interest expense	(907)	—	(2,055)	(720)
Gain (loss) on sale of assets	—	—	(1,486)	—
Total other income (expense)	(907)	—	(3,541)	(720)
Income (loss) before income taxes	101,582	204,202	(508,834)	(1,399)

Income tax expense (benefit):
Current:
Federal	—	—	—	—
State	—	—	—	—
Deferred:
Federal	—	—	—	—
State	—	—	—	—
Total income tax provision (benefit)	—	—	—	—

Net income (loss)	$101,582	$204,202	$(508,834)	$(1,399)

Net income (loss) per common share- basic	$0.01	$0.01	$(0.04)	$0.00
Net income (loss) per common share- assuming dilution	$0.01	$0.01	$(0.04)	$0.00
Weighted average shares outstanding:
Basic	13,358,619	13,638,995	13,358,619	13,638,995
Diluted	14,284,107	14,154,174	13,358,619	13,638,995

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2003	2004
Operating Activities:
Net income (loss)	$(508,834)	$(1,399)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	4,277	(11,324)
Depreciation and amortization	226,337	106,014
Loss on sale of assets	1,486	—
Changes in operating assets and liabilities:
Accounts receivable	(37,728)	32,118
Prepaid expenses	36,903	3,888
Accounts payable	(20,947)	(148,316)
Accrued expenses	36,041	23,399
Deferred revenues	59,758	31,312
Other long-term liabilities	(5,607)	(5,607)
Net cash provided (used) by operating activities	(208,314)	30,085
Investing Activities:
Purchase of property and equipment	(23,837)	(29,625)
Net cash used in investing activities	(23,837)	(29,625)
Financing Activities:
Issuance of common stock	—	3,756
Repayment of notes payable	—	(100,000)
Principal payments on capital lease obligations	(30,168)	(15,294)
Net cash used in financing activities	(30,168)	(111,538)
Net increase (decrease) in cash	(262,319)	(111,078)
Cash at beginning of period	480,609	342,433
Cash at end of period	$218,290	$231,355

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

GlobalSCAPE, founded in April 1996, develops and distributes Internet related software.  The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP Home and CuteFTP Professional accounted for approximately 77% and 70% of total revenues in 2003 and the first six months of 2004, respectively.  The Company is organized and operates as one operating segment, Internet-based software distribution, and markets its products primarily over the Internet.

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

Liquidity

The Company returned to a positive working capital position as of June 30, 2004 through a combination of revenue growth and expense reductions.  The Company incurred significant operating losses during the year ended December 31, 2003 and the quarter ended March 31, 2004 but returned to profitability for the quarter ended June 30, 2004.  In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the organization.  The Company had anticipated stronger revenue performance in the first quarter of 2004 after poorer than expected sales in the fourth quarter of 2003 and had maintained staffing levels with this objective.  These higher revenue targets were not met in the first quarter of 2004. GlobalSCAPE reduced selling, general and administrative expenses by approximately $178,478 and research and development expenses by approximately $104,529 from the first quarter of 2004, primarily by the reduction in salaries and related expenses and by use of less outside development sources.

The Company is highly dependent on the sale of two software products, CuteFTP Home and CuteFTP Professional, which may be subject to technological and competitive obsolescence.  Sales of these two products, which represented 71% of the Company’s revenues in the second quarter of 2004, declined approximately 6% from the same quarter in the previous year. Total revenues declined only 2% when comparing the second quarter of 2004 to the same period in 2003 and sales of CuteFTP Home and CuteFTP Professional increased approximately 9% from the first to second quarters of 2004.

On March 30, 2004, the Company obtained a $200,000 line of credit with the Brown and Mann-GlobalSCAPE Joint Venture.  The line of credit is available after June 21, 2004 if the Company fails to extend a line of credit with a bank and matures on December 31, 2004. GlobalSCAPE has applied for a line of credit with a bank, as of this report the bank line of credit has not been granted. The interest rate is subject to change and is indexed to the prime rate published in the Wall Street Journal.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the Brown and Mann-GlobalSCAPE Joint Venture whereby GlobalSCAPE granted a security interest in all its accounts and equipment.

The Company’s flexibility in reacting to changes in the operating environment and to changing economic conditions may be limited by the Company’s current liquidity position.  However, management believes that, if required, it will be able to effect some or all of the components of the plan set forth above, which are sufficient in the aggregate to enable the Company to continue as a going concern through at least December 31, 2004.  Accordingly, the financial statements of the Company do not include any adjustments to reflect the possible future effects or the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company cannot continue to improve its working capital position.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Sale / Disposal of Assets

During the first and second quarters of 2004, the Company did not sell or dispose of any fixed assets.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for the three months ended June 30, 2003 and 2004 follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net Income, as reported	$101,582	$204,202	$(508,834)	$(1,399)
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(8,184)	(3,289)	(30,480)	(12,175)
Pro forma net income (loss)	$93,398	$200,913	$(539,314)	$(13,574)

Income (Loss) per share:
Basic- as reported	$0.01	$0.01	$(0.04)	$0.00
Basic- pro forma	$0.01	$0.01	$(0.04)	$0.00

Diluted- as reported	$0.01	$0.01	$(0.04)	$0.00
Diluted- pro forma	$0.01	$0.01	$(0.04)	$0.00

During the second quarter ended June 30, 2004, 261,000 options were granted to various employees at an average exercise price of $0.16 per share. During the second quarter of 2004, 284,600 options were exercised at a price of  $0.0132 per share, by employees. Additionally, 74,000 stock options were forfeited in the second quarter 2004.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$101,582	$204,202	$(508,834)	$(1,399)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	13,358,619	13,638,995	13,358,619	13,638,995

Dilutive potential common shares
Stock options (1)	925,488	515,179	—	—
Denominator for dilutive earnings per share	14,284,107	14,154,174	13,358,619	13,638,995

Net income (loss) per common share	$0.01	$0.01	$(0.04)	$(0.00)
Net income (loss) per common share - assuming dilution	$0.01	$0.01	$(0.04)	$(0.00)

(1)   For the three and six months ended June 30, 2003, 935,500 and 1,935,671 options have not been included in dilutive shares, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2004, 1,193,000 and 1,758,571 options, respectively, have not been included in dilutive shares, as the effect would be anti-dilutive.

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

Overview

GlobalSCAPE develops and distributes Internet related software including File Management, Content Management and Web Development Tools.  We distribute our software primarily via download from our Internet website.  During 2003 and the second quarter of 2004, approximately 65% of our revenues were generated from customers within the United States, with the remaining 35% concentrated mostly in Western Europe, Canada and Australia.

•      Content Management Products – Our Content Management Products help non-technical business users update and manage Web Site content without excessive training. The product line includes PublishXML, PureCMS and SnapEdit.

•      File Management Products – Our File Management products are best known for the “CuteFTP” product line. They primarily consist of products that help users move and copy files on the Internet. A substantial portion of our revenues are derived from licensing our File Management products. Some of our products encrypt the transfers for security using technology similar to a Web browser. Our File Management product line includes CuteFTP Home, Cute FTP Professional, SecureFTP Server and CuteZIP.

•      Web Development Products – Our Web Development Products help Web developers create Web sites. They provide a wide range of capabilities such as creating Web sites from a template, direct editing of Web based computer code and creating Web surveys.

Our Web Development product line includes CuteSITE Builder, CuteHTML, CuteMAP and Web Survey.

CuteFTP Home and CuteFTP Professional accounted for approximately 74% and 71% of total revenues in the quarters ended June 30, 2003 and 2004, respectively.  Sales of these products declined approximately 6% when comparing the second quarter of 2003 to the second quarter of 2004.  This decline in combined sales was due to a 37% decline in sales of CuteFTP Home. However, sales of CuteFTP Professional increased approximately 45% over the same periods.  Total revenues decreased approximately 2% from the second quarter of 2003 to the second quarter of 2004, Secure Server sales increased approximately 153% over the same period and accounted for 16% of sales in the quarter ended June 30, 2004.

Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, CuteFTP Home and CuteFTP Professional may have reached such a point in their lifecycles.  Management believes that the market for stand-alone FTP clients for home consumers may be declining.  However, we have not seen the same decline in the market for secure FTP clients and servers such as CuteFTP Professional and Secure Server which we believe better target the needs of businesses.

Our success in 2004 is, to a great extent, dependent on our ability to market and sell our content management products effectively as well as our ability to maintain the revenues generated by CuteFTP products.  We also believe that we have an opportunity to increase sales of CuteFTP Professional and Secure Server.  In general, our success depends on our ability to introduce new products and the market’s acceptance of these products.  We released new versions of CuteFTP Home, CuteFTP Professional and Secure Server early in 2004 and we believe we can slow the decline in sales of CuteFTP Home and improve sales of CuteFTP Professional and Secure Server.

Liquidity and Capital Resources

 The Company returned to a positive working capital position as of June 30, 2004 through a combination of revenue growth and expense reductions.  The Company incurred significant operating losses during the last three years and in the first quarter of 2004.  In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the organization.

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP Home and CuteFTP Professional, which accounted for 79% and 71% of our revenues in the six months ended June 30, 2003 and 2004 respectively.  Much of the decline in revenues from the sale of these two products was offset by sales of newer products in the second quarter of 2004, namely, Secure Server, CuteHTML PRO, FTP for MAC, FTP for MAC PRO and PureCMS.  Total revenues increased 1.2% when comparing the second quarter of 2004 to the same period in 2003.

The Company’s liquidity could be further reduced in 2004 if sales of CuteFTP Home continue to decline and the Company is unable to successfully introduce new products or increase sales of existing products.

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

Net cash provided by operating activities was $30,084 for the six months ended June 30, 2004 as compared to $208,314 used in the six months ended June 30, 2003.  Cash provided in operations for the six months ended June 30, 2004, was the result of depreciation and amortization, accounts receivable, accrued expenses, and deferred revenue offset by accounts payable.

Net cash used in investing activities for the six months ended June 30, 2003 and 2004 was $23,837 and $29,625, respectively.  The net cash used in both periods was mainly for the purchase of computer hardware and software.

Net cash used in financing activities during the six months ended June 30, 2003 and 2004 was $30,168 and $111,537, respectively.  Net cash used in financing activities for the period ended June 30, 2003 consisted of $30,168 in principal payments on capital lease obligations. The financing activity in the six months ended June 30, 2004 was related to $15,294 in principal payments on capital lease obligations, a $100,000 repayment of a bank loan and $3,757 in receipts related to the exercise of stock options.

As of June 30, 2004 we had $231,355 in cash, current assets of $493,716 and current liabilities of $401,373, resulting in working capital of $92,343, a $234,071 improvement over the working capital deficit of $141,728 at March 31, 2004.  Our principal commitments consisted of obligations outstanding under capital and operating leases as well as royalty agreements with third parties and trade accounts payable.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We expect that operating expenses will continue to be a material use of our cash resources as well.  The facility that we currently occupy is expected to be sufficient for our growth for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2004.

Critical Accounting Policies

Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the Unites States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts receivable, long-lived and intangible assets, income taxes, contingencies and litigation.  Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances.  Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from the estimates under different assumptions or conditions.

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

The Company sells technical support and maintenance services for some of its software products.  Deferred revenue grew to a balance of approximately $140,489 at December 31, 2003 and $171,801at June 30, 2004.  The deferred revenue is due primarily to the sale of technical support and maintenance agreements.  If the level of sales of technical support and maintenance agreements remains the same or declines, the balance of deferred revenues will stabilize or decline.  However, if sales grow, this balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in 2003 or the first six months of 2004.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2003 or the first six months of 2004.

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

During the second quarter ended June 30, 2004, 261,000 options were granted to various employees at an average exercise price of $0.16 per share. During the second quarter of 2004, 284,600 options were exercised at a price of  $0.0132 per share, by employees. Additionally, 74,000 stock options were forfeited in the second quarter 2004.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the six months ended June 30, 2003 and 2004, we spent approximately $421,092 and $386,733, respectively, on research and development.  No research and development expenses were capitalized in either of these periods and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

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

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on these criteria, management has concluded that no income tax benefits are to be recorded related to the net loss for the six months ended June 30, 2004, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating losses.

Comparison of the Three Months ended June 30, 2003 and 2004

Revenue.  For the three months ended June 30, 2003 and 2004, total revenues decreased $21,911 or 2% from $1,309,708 to $1,287,797  Revenues from CuteFTP Home and CuteFTP Professional declined 6% over the comparable periods.  However, revenues from these products were up 9% in the second quarter of 2004 over the first quarter of 2004.  CuteFTP Home and CuteFTP Professional accounted for 71% of total revenues for the three months ended June 30, 2004.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues decreased $37,514 or 29% between periods from $131,351 for the three months ended June 30, 2003 to $93,837 for the three months ended June 30, 2004 due to decreased royalty expenses related to our technology licensing agreement for the PureCMS product.  Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH.  The GlobalSCAPE software products associated with each of the companies are PureCMS / Publish XML, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro, and Mac FTP Pro, respectively.  GlobalSCAPE’s agreement with Hannon Hill Corp. required a minimum royalty of $16,667 per month, as prepayment of royalties, for 12 months beginning in December 2002.  These payments were expensed as paid because the lower than expected sales of PureCMS raised doubt as to the realization of benefit from these prepayments.  The total amount expensed in 2003 relating to these prepayments was $183,337.  As a result, we expect the cost of revenues to decline both as a percentage of sales and in gross terms in 2004 when compared to 2003 as we recover benefit from these minimum royalties.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the three months ended June 30, 2003 and 2004 selling, general and administrative expenses were $762,697 and $798,436, respectively, an increase of $35,739 or 5%. For the three months ended June 30, 2004, selling, general and administrative expenses decreased $178,478 over the quarter ended March 31, 2004.  Most of the decrease was due to the expense reductions in salaries, commissions, payroll taxes and health care costs due to the layoff of 9 people in the first quarter of 2004.

Research and Development.  Research and development expenses decreased $62,772 or 31% for the three months ended June 30, 2003 and 2004, from $203,874 to $141,102.  The decrease was due primarily to slightly lower personnel costs and reduction in use of outside development sources.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $109,297 to $50,220, a decrease of 54% for the three month period ended June 30, 2003 and 2004.  This decrease was due to a reduction in depreciation expense as fixed assets come to the end of their depreciable life and because the purchase of CuteFTP was fully amortized as of September 30, 2003.

Other Income, Expense.  For the three months ended June 30, 2003 and 2004, interest expense decreased from $907 to $0, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  A note payable and capital lease obligation were both paid off in the first quarter of 2004.

Income Taxes.  Although we recorded net income for the three months ended June 30, 2003 and 2004, we did not recognize a tax liability due to the net loss for the six months ended June 30, 2003 and 2004.  We cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net Income (Loss).  GlobalSCAPE recorded net income of $101,582 in the second quarter of 2003 compared to net income of $204,202 in the second quarter of 2004.  The positive results in the second quarter of 2004 were largely the result of reductions to operating costs discussed above.

Comparison of the Six Months ended June 30, 2003 and 2004

Revenue.  For the six months ended June 30, 2003 and 2004, total revenues increased $30,040 or 1.2% from $2,429,894 to $2,459,934 respectively.  Revenues from CuteFTP Home and CuteFTP Professional declined 9% between periods but increased 9% from the first to second quarter of 2004.   Total revenues were helped somewhat by increased sales of some of our newer products such as CuteSITE Builder, Secure Server, PureCMS, FTP for MAC, FTP for MAC PRO, CuteHTML PRO, Web Survey and PublishXML.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues decreased $80,826 or 30% between periods from $273,341 for the six months ended June 30, 2003 to $192,515 for the six months ended June 30, 2004 due to decreased royalty expenses related to our technology licensing agreement for the PureCMS product and lower production packaging and shipping costs.  We expect cost of revenues to decrease both as a percentage of sales and in gross terms in future periods due to royalty agreements.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the six months ended June 30, 2003 and 2004 selling, general and administrative expenses were $2,014,417 and $1,775,351, respectively, a decrease of $239,066 or 12%.  The decrease was due to approximately $460,000 in product launch expenses related to PureCMS in thethe period ending June 30, 2003 offset by the increase in sales commissions, health insurance costs, software maintenance and professional fees.

Research and Development.  Research and development expenses decreased $34,359 or 8% between periods, from $421,092 to $386,733.  The decrease was due primarily to slightly lower personnel costs for internal staff, and reduction of outside development costs.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $226,337 to $106,014 a decrease of 53%.  This decrease was due to a reduction in amortization expense because many fixed assets are nearing the end of their depreciable lives as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the six months ended June 30, 2003 and 2004, interest expense decreased from $2,055 to $720, respectively.  The majority of interest expense incurred during these periods was related to capital leases and borrowings from a bank.  During the six months ended June 30, 2003, we recognized a loss on the disposal of fixed assets in the amount of $1,486, and no disposals of fixed assets in the same period in 2004..

Income Taxes.  We recognized no benefit related to the net loss in the first six months ended June 30, 2003 and 2004 because we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net Income (Loss).  GlobalSCAPE incurred net losses of $(508,834) and $(1,399) for the six months ended June 30, 2003 and 2004, respectively.  The net loss in the six months ended June 30, 2003  was due to the approximately $460,000 in product launch expenses related to PureCMS and the near $186,000 decline in revenues over the same quarter in the prior year.  The net loss for the six months ended June 30, 2004 was an improvement over the same period in 2003 as a result of expense cuts made in the first quarter of 2004 and realized in the second quarter of 2004.

Seasonality

We believe our sales are subject to seasonal variations.  We experience significantly less sales volume during national holidays and weekends when compared to normal business days.  We expect that in future periods we will see weakness in the fourth quarter when compared to the third quarter due to the holiday season

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

In the three months ended June 30, 2004, approximately 35% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of this currency translation will not be material to our business.

Item 4.  Controls and Procedures

a)     Evaluation of disclosure controls and procedures.  Within the 90 days prior to the filing date of this report, our President and former Vice President of Finance and Administration carried out an evaluation of GlobalSCAPE’s disclosure controls and procedures (as defined SEC Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) and concluded that the controls and procedures are effective in recording, processing, summarizing and reporting the information required to be disclosed by GlobalSCAPE in the reports it files with the SEC under the Exchange Act within the time periods specified in the SEC’s rules and forms.

b)    Changes in internal controls.  There were no material changes in GlobalSCAPE’s internal controls subsequent to the evaluation described above.

Part II.  Other Information.

Item 1.  Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2.  Changes in Securities and Use of Proceeds

None in the second quarter of 2004.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 1, 2004.

A proposal to elect three (3) nominees for membership on the Company’s Board of Directors, each to serve until the next Annual Meeting of Stockholders, and until their successors are duly elected and qualified.  The nominees received the following votes:

Name:	Votes for:	Votes Withheld:
Thomas W. Brown	12,623,000	9,087
David L. Mann	12,623,000	9,087
Charles R. Poole	12,623,000	9,087

In addition, stockholders ratified the appointment of Ernst & Young, LLP as the Company’s independent certified public accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2004.  This proposal received the following votes:

For:	12,622,483
Against:	6,251
Abstain:	3,353

Item 5.  Other Information

Thomas F. Farar replaced Daniel P. McRedmond as Chief Financial Officer June 28, 2004.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

None in the second quarter of 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

August 13, 2004	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Operating Officer

August 13, 2004	By:	/s/ Thomas F. Farar
Date		Thomas F. Farar
Chief Financial Officer