Form 10-Q
period 2004-09-30
GLOBALSCAPE INC
filed 2004-11-12
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock at November 12, 2004 was 13,773,219.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2004

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML and SnapEdit are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2003	September 30, 2004
		(unaudited)
Assets
Current assets:
Cash	$342,433	$456,491
Accounts receivable (net of allowance for doubtful accounts of $43,581 and $15,442 at December 31, 2003 and September 30, 2004, respectively)	240,615	176,163
Prepaid expenses	46,428	91,687
Total current assets	629,476	724,341

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	235,436	240,572
Equipment	590,019	604,488
Leasehold improvements	154,376	167,762
	1,312,751	1,345,742
Accumulated depreciation and amortization	1,035,830	1,175,612
Net property and equipment	267,921	170,130

Other assets:
Other	11,881	11,881
Total other assets	11,881	11,881
Total assets	$918,278	$906,352

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2003	September 30, 2004
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$180,555	$98,660
Accrued expenses	173,935	201,332
Notes payable	100,000	—
Deferred revenue	140,489	169,438
Current portion of capital lease obligation	15,294	—
Total current liabilities	610,273	469,430

Long-term liabilities:
Other long-term liabilities	39,253	30,842
Total long-term liabilities	39,253	30,842

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,488,619 and 13,773,219 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	13,489	13,773
Additional paid-in capital	671,893	675,365
Retained earnings (deficit)	(416,630)	(283,058)
Total stockholders’ equity	268,752	406,080
Total liabilities and stockholders’ equity	$918,278	$906,352

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Operating revenues:
Software product revenues	$1,336,682	$1,270,223	$3,766,576	$3,730,158

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	128,404	111,556	401,745	304,071
Selling, general and administrative expenses	790,200	823,813	2,804,617	2,599,165
Research and development expenses	226,567	165,743	647,659	552,477
Depreciation and amortization	106,511	33,769	332,848	139,782
Total operating expense	1,251,682	1,134,881	4,186,869	3,595,495
Income (loss) from operations	85,000	135,342	(420,293)	134,663

Other income (expense):
Interest expense	(1,016)	(371)	(3,071)	(1,091)
Loss on disposal of assets	—	—	(1,486)	—
Total other income (expense)	(1,016)	(371)	(4,557)	(1,091)
Income (loss) before income taxes	83,984	134,971	(424,850)	133,572

Income tax expense (benefit):
Current:
Federal	—	—	—	—
State	1,400	—	1,400	—
Deferred:
Federal	—	—	—	—
State	—	—	—	—
Total income tax provision (benefit)	1,400	—	1,400	—

Net income (loss)	$82,584	$134,971	$(426,250)	$133,572

Net income (loss) per common share- basic	$0.01	$0.01	$(0.03)	$0.01
Net income (loss) per common share- assuming dilution	$0.01	$0.01	$(0.03)	$0.01
Average shares outstanding:
Basic	13,358,619	13,773,219	13,358,619	13,633,611
Diluted	14,275,592	14,303,786	13,358,619	14,164,178

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2003	2004
Operating Activities:
Net income (loss)	$(426,250)	$133,572
Adjustments to reconcile net loss to net cash provided by operating activities:
Bad debt expense	9,277	(11,504)
Depreciation and amortization	332,848	139,782
Loss on disposal of assets	1,486	—
Changes in operating assets and liabilities:
Accounts receivable	(38,628)	75,956
Prepaid expenses	1,710	(45,259)
Accounts payable	(40,786)	(81,895)
Accrued expenses	125,931	27,397
Deferred revenues	29,439	28,949
Other long-term liabilities	(8,411)	(8,411)
Net cash provided (used) by operating activities	(13,384)	258,587
Investing Activities:
Purchase of property and equipment	(47,543)	(32,991)
Net cash used in investing activities	(47,543)	(32,991)
Financing Activities:
Issuance of common stock	—	3,756
Bank borrowing (repayment)	100,000	(100,000)
Principal payments on capital lease obligations	(45,617)	(15,294)
Net cash provided (used in) financing activities	54,383	(111,538)
Net increase (decrease) in cash	(6,544)	114,058
Cash at beginning of period	480,609	342,433
Cash at end of period	$474,065	$456,491

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

GlobalSCAPE, Inc. (collectively referred to as “GlobalSCAPE” or “the Company”), founded in April 1996, develops and distributes Internet related software. The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP and CuteFTP Pro accounted for approximately 75% and 70% of total revenues in 2003 and the first nine months of 2004 respectively.  The Company is organized and operates as one segment and markets its products primarily through the Internet, additionally with an internal sales force and through resellers.

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

Liquidity

The Company maintained its positive working capital position through the third quarter of 2004 through a combination of revenue growth and continued expense control.  The Company incurred significant operating losses during the year ended December 31, 2003 and the quarter ended March 31, 2004 but returned to profitability for both the second and third quarters of 2004. In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the Company. GlobalSCAPE reduced total operating expenses by approximately $591,375 for the nine months ended September 30, 2004 over the same period in 2003, while sales declined $36,418 over the same periods.

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which may be subject to technological and competitive obsolescence.  Revenues from these two products declined approximately 9% when comparing the first nine months of 2003 to the same period in

2004.  However, the decline in revenues from the sale of these two products was offset by sales of newer products such as Secure FTP Server, FTP for Mac and Publish XML.  Total revenues declined only 1% when comparing the first nine months of 2003 to 2004.

On March 30, 2004, the Company obtained a $200,000 line of credit with the Brown and Mann-GlobalSCAPE Joint Venture.  The line of credit is available after June 21, 2004 if the Company fails to extend a line of credit with a bank and matures on December 31, 2004. The interest rate is subject to change and is indexed to the prime rate published in the Wall Street Journal.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the Brown and Mann-GlobalSCAPE Joint Venture whereby GlobalSCAPE granted a security interest in all its accounts and equipment. The Company does not expect to extend this line of credit upon maturity.

The Company renewed a $250,000 revolving line of credit agreement with a commercial bank on August 12, 2004 which is due on demand, but if no demand is made, then on December 21, 2004.  The interest rate is subject to change and is indexed to the Wall Street Journal prime rate.  The initial rate is 6.00%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts receivable and equipment.  The Company has not borrowed against the line of credit since the renewal. GlobalSCAPE expects to extend the line of credit with the bank when it matures in December 2004.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Sale / Disposal of Assets

During the first three quarters of 2004, the Company did not sell or dispose of any fixed assets.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for the three and nine months ended September 30, 2003 and 2004 follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Net Income, as reported	$82,584	$134,971	$(426,250)	$133,572
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(8,634)	(3,554)	(39,114)	(15,729)
Pro forma net income (loss)	$73,950	$131,417	$(465,364)	$117,843

Income (Loss) per share:
Basic- as reported	$0.01	$0.01	$(0.03)	$0.01
Basic- pro forma	$0.01	$0.01	$(0.03)	$0.01

Diluted- as reported	$0.01	$0.01	$(0.03)	$0.01
Diluted- pro forma	$0.01	$0.01	$(0.03)	$0.01

During the third quarter ended September 30, 2004, 105,000 options were granted to various employees at an average exercise price of $0.1225 per share. There were no options exercised by employees during the third quarter of 2004. Additionally, 45,000 stock options were forfeited in the third quarter 2004.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2004	2003	2004
Numerators

Numerators for basic and diluted earnings per share:
Net income (loss)	$82,584	$134,971	$(426,250)	$133,572

Denominators

Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	13,358,619	13,773,219	13,358,619	13,633,611

Dilutive potential common shares

Stock options (1)	916,673	530,567	—	530,567
Denominator for dilutive earnings per share	14,275,292	14,303,786	13,358,619	14,164,178
Net income (loss) per common share	$0.01	$0.01	$(0.03)	$0.01
Net income (loss) per common share – assuming dilution	$0.01	$0.01	$(0.03)	$0.01

(1)          For the three and nine months ended September 30, 2004, 1,288,004 options have not been included in dilutive shares, as the effect would be anti-dilutive.  For the three and nine months ended September 30, 2003, 1,074,998 and 1,991,671 options have not been included in dilutive shares respectively, as the effect would be anti-dilutive.

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

Overview

GlobalSCAPE develops and distributes Internet related software including File Management, Content Management and Web Development Tools.  We distribute our software primarily via download from our Internet website.  During 2003 and the third quarter of 2004, approximately 66% of our revenues were generated from customers within the United States, with the remaining 34% concentrated mostly in Western Europe, Canada and Australia.

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

CuteFTP Home and CuteFTP Professional accounted for approximately 76% and 70% of total revenues in the quarters ended September 30, 2003 and 2004, respectively.  Sales of these products declined approximately 9% when comparing the third quarter of 2003 to the third quarter of 2004.  This decline in combined sales was due to a 34% decline in sales of CuteFTP Home. However, sales of CuteFTP Professional increased approximately 32% over the same periods.  Total revenues decreased approximately 1% from the third quarter of 2003 to the third quarter of 2004, Secure Server sales increased approximately 118% over the same period and accounted for 13.6% of sales in the quarter ended September 30, 2004.

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

Our success in 2004 is, to a great extent, dependent on our ability to market and sell our content management products effectively as well as our ability to maintain the revenues generated by CuteFTP products.  We also believe that we have an opportunity to increase sales of CuteFTP Professional and Secure Server.  In general, our success depends on our ability to introduce new products and the market’s acceptance of these products.  We released new versions of CuteFTP Home, CuteFTP Professional and Secure Server early in 2004 and we believe we can slow the decline in sales of CuteFTP Home and improve sales of CuteFTP Professional and Secure Server.  In the third quarter, GlobalSCAPE released new products CuteFTP Server and SnapEDIT, along with a new version of PureCMS.

Liquidity and Capital Resources

The Company maintained a positive working capital position as of September 30, 2004 through a combination of revenue growth and expense reductions.  The Company incurred significant operating losses during the last three years and in the first quarter of 2004.  In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the organization.

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP Home and CuteFTP Professional, which accounted for 76% and 70% of our revenues in the nine months ended September 30, 2003 and 2004 respectively.  Much of the decline in revenues from the sale of these two products was offset by sales of newer products in the third quarter of 2004, namely, Secure Server, CuteHTML PRO, FTP for MAC, FTP for MAC PRO and PublishXML.  Total revenues decreased 1% when comparing the third quarter of 2004 to the same period in 2003.

The Company’s liquidity could be reduced in 2004 if sales of CuteFTP Home continue to decline and the Company is unable to successfully introduce new products or increase sales of existing products.

If sales continue to decline or the Company’s liquidity position otherwise requires, management has the intent and ability to substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures.

On March 30, 2004, the Company obtained a $200,000 line of credit with the Brown and Mann-GlobalSCAPE Joint Venture.  The line of credit is available after June 21, 2004 if the Company fails to extend a line of credit with a bank and matures on December 31, 2004.  The interest rate is subject to change and is indexed to the prime rate published in the Wall Street Journal.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the Brown and Mann-GlobalSCAPE Joint Venture whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The company has renewed their line of credit with a bank in the amount of $250,000 and it matures on December 21, 2004, no borrowings have been made on these instruments in the third quarter of 2004. The company expects to renew only the line of credit with the bank upon maturity in December 2004.

Net cash provided by operating activities was $258,587 for the nine months ended September 30, 2004 as compared to $13,384 used in the nine months ended September 30, 2003.  Cash provided in operations for the nine months ended September 30, 2004, was primarily the result of net income and depreciation and amortization, and to a lesser extent decreases in accounts receivable, accrued expenses, and deferred revenue offset by a decrease in accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2003 and 2004 was $47,543 and $32,991, respectively.  The net cash used in both periods was mainly for the purchase of computer hardware and software.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2003 and 2004 was $54,383 and $(111,538), respectively. Net cash provided by financing activities for the period ended September 30, 2003 consisted of $45,617 in principal payments on capital lease obligations, and $100,000 borrowing on a bank line of credit. The financing activity in the nine months ended September 30, 2004 was related to $15,294 in principal payments on capital lease obligations, a $100,000 repayment of a bank loan and $3,756 in receipts related to the exercise of stock options.

As of September 30, 2004 we had $456,491 in cash, total current assets of $724,341 and current liabilities of $469,430, resulting in working capital of $254,911, a $235,698 improvement over the working capital of $19,203 at June 30, 2004.  Our principal commitments consisted of obligations outstanding under  operating leases as well as royalty agreements with third parties and trade accounts payable.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We expect that operating expenses will continue to be a material use of our cash resources as well.  The facility that we currently occupy is expected to be sufficient for our growth for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2004.

The following table sets forth the future minimum payments required under contractual commitments at September 30, 2004:

	Payments Due by Fiscal Year
	2004 (1)	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations
Operating Lease	$47,665	$190,659	$190,659	$190,659	$95,330	—	$714,972
Equipment Leases	1,564	6,257	6,257	3,105	—	—	17,183
Total Cash Obligations	$49,229	$196,916	$196,916	$193,764	$95,330	—	$732,155

(1)          Amounts for 2004 reflect the future minimum payments for the remaining three months of the fiscal year.

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

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $140,000 at December 31, 2003 and $171,000 at September 30, 2003 and $169,000 at September 30, 2004.  The rate of growth in deferred revenue was due primarily to the rapid growth in the sale of technical support and maintenance agreements in the fourth quarter of 2002 and the first quarter of 2003.  However, sales of maintenance and support contracts declined in second and third quarters of 2003 when compared to the first quarter even as total sales increased.  If the level of sales of technical support and maintenance agreements remains the same or declines, the balance of deferred revenues will stabilize or decline.  However, if sales grow, this balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of revenues in 2003 or the first nine months of 2004.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2003 or the first nine months of 2004.

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

During the third quarter of 2004, 105,000 options were granted to various employees at an average exercise price of $0.125 per share.  During the nine months ended September 30, 2004, 284,600 options were exercised at an average price of $0.0132 per share, by employees.  Additionally, 119,000 shares were foreited and grants of  366,000 options were issued.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the nine months ended September 30, 2003 and 2004, we spent approximately $648,000 and $552,000, respectively, on research and development.  No research and development expenses were capitalized in either of these periods and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

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

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on these criteria, management has concluded that no income tax benefits are to be recorded related to the net income for the nine months ended September 30, 2004, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating losses.

Comparison of the Three Months ended September 30, 2003 and 2004

Revenue.  For the three months ended September 30, 2003 and 2004, total revenues decreased $66,459 or 5% from $1,336,682 to $1,270,223 largely due to the $74,681 decrease in the sales of Cute FTP and CuteFTP Pro from $942,658 to $867,977 between the respective periods.  Reveues from Cute FTP declined approximately 39% and CuteFTP Pro increased approximately 34%. Combined revenues from CuteFTP and CuteFTP Pro declined approximately 8% over the comparable periods and accounted for approximately 68% of total revenues for the three months ended September 30, 2004.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues decreased $16,847 or 13% between periods from $128,404 for the three months ended September 30, 2003 to $111,556 for the three months ended September 30, 2004 due to decreased royalty expenses and an increase in outside professional services.  Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH.  The GlobalSCAPE software products associated with each of the companies are PureCMS / Publish XML, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro, and Mac FTP Pro, respectively.  GlobalSCAPE’s agreement with Hannon Hill Corp. required a minimum royalty of $16,667 per month, as prepayment of royalties, for 12 months beginning in December 2002.  These payments were expensed as paid because the lower than expected sales of PureCMS raised doubt as to the realization of benefit from these prepayments.  The total amount expensed in 2003 relating to these prepayments was $183,337.  As a result, we expect the cost of revenues to decline both as a percentage of sales and in gross terms in 2004 when compared to 2003 as we recover benefit from these minimum royalties.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended September 30, 2003 and 2004, selling, general and administrative expenses were $790,200 and $823,813, respectively, an increase of $33,613 or 4%.

Research and Development.  Research and development expenses decreased $60,824 or 27% between periods, from $226,567 to $165,743.  The increase was due to decreased expenditures for external development resources as well as lower personnel costs for internal staff.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $106,511 to $33,769, a decrease of 68%.  This decrease was due to a reduction in depreciation expense as fixed assets come to the end of their depreciable lives as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the three months ended September 30, 2003 and 2004, interest expense decreased from $1,016 to $371, respectively.  The majority of interest expense incurred during these periods was related to capital leases.

Income Taxes.  Although we recorded net income for the three months ended September 30, 2003 and 2004, we did not recognize a tax liability related to this net income. The amount of current tax expense generated from quarterly taxable income was offset by a reduction in the valuation allowance posted in prior periods against deferred tax assets.   As discussed in our Annual Report on Form 10K, we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

 Net Income (Loss).  GlobalSCAPE recorded net income of $82,584 and $134,971 for the three months ended September 30, 2003 and 2004, respectively. The positive results in the third quarter 2004 were largely the result of reductions to operating costs discussed above.

Comparison of the Nine Months ended September 30, 2003 and 2004

Revenue.  For the nine months ended September 30, 2003 and 2004, total revenues decreased $36,418 or 1% from $3,766,576 to $3,730,158. Revenues from CuteFTP Home and CuteFTP Professional  declined 9% between periods.  Total revenues were helped somewhat by increased sales of some of our newer products such as CuteSITE Builder, Secure Server, PureCMS, FTP for MAC, FTP for MAC PRO, CuteHTML PRO, Web Survey and PublishXML.

 Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues decreased $97,674 or 24% between periods from $401,475 to $304,071 for the nine months ending September  30, 2003 and 2004, respectively, due to decreased royalty expenses related to our technology licensing agreement for the PureCMS product.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the nine months ended September 30, 2003 and 2004, selling, general and administrative expenses decreased $205,453 or 7%.  The decrease is largely due to the decrease in expenditures for the PureCMS product launch in 2003 and offset by increases in sales commissions, health insurance costs, software maintenance and professional fees in 2004.

Research and Development.  Research and development expenses decreased $95,182 or 15% between periods, from $647,659 to $552,477.  The decrease was due to slightly lower personnel costs for internal staff and the reduction of outside development resources.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $332,848 to $139,782, a decrease of 58%.  This decrease was mainly due to the purchase of CuteFTP being fully amortized as of September 30, 2003 and due to a reduction in depreciation expense as fixed assets come to the end of their depreciable lives.

Other Income, Expense.  For the nine months ended September 30, 2003 and 2004, interest expense decreased from $3,071 to $1,091, respectively.  The majority of interest expense incurred during these periods was related to capital leases.  During the nine months ended September 30, 2003, we recognized a loss on the disposal of fixed assets in the amount of $1,486.

Income Taxes.  We recognized no benefit related to the net income in the first nine months of 2003 because we cannot be certain of the future period recoverability of tax assets generated from available net operating losses. The provision for state income taxes in 2003 was $1,400 and no provision for federal income taxes in 2003.

Although we recorded net income for the nine months ended September 30, 2004, we did not recognize a tax liability related to this net income. The amount of current tax expense generated for the nine months ending September 30, 2004 was offset by a reduction in the valuation allowance posted in prior periods against deferred tax assets.   As discussed in our Annual Report on Form 10K, we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net Income (Loss).  GlobalSCAPE incurred a net loss of $426,250 and  net income of $133,573 for the nine months ended September 30, 2003 and 2004, respectively.  The net loss in the nine months ended September 30, 2003 was due to the approximately $460,000 in product launch expenses in the first quarter of 2003. The net income in the nine months ended September 30, 2004 was largely due to the layoff of 9 people in February  2004, lower depreciation and amortization expense and the result of expense cuts in the first quarter of 2004 and realized in the second and third quarters of 2004. The net income for the nine months ended September 30, 2004 is an improvement of approximately $558,423 over the same period in 2003.

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

In the nine months ended September 30, 2004, approximately 34% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, as of July 1, 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of this currency translation will not be material to our business.

Item 4.  Controls and Procedures

a)            Evaluation of disclosure controls and procedures.  Within the 90 days prior to the filing date of this report, our President and Chief Financial Officer carried out an evaluation of GlobalSCAPE’s disclosure controls and procedures (as defined SEC Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) and concluded that the controls and procedures are effective in recording, processing, summarizing and reporting the information required to be disclosed by GlobalSCAPE in the reports it files with the SEC under the Exchange Act within the time periods specified in the SEC’s rules and forms.

b)           Changes in internal controls.  There were no material changes in GlobalSCAPE’s internal controls subsequent to the evaluation described above.

Part II.  Other Information.

Item 1.         Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2.         Changes in Securities and Use of Proceeds

None in the third quarter of 2004.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

None in the third quarter of 2004.

Item 5.         Other Information

Stefan Lagmark was named Vice President of Sales and Marketing effective August 16, 2004 replacing Jeffrey Gehring who served as Vice President of Sales until July 30, 2004.

Item 6.         Exhibits and Reports on Form 8-K

(a)                                Exhibits

31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                Reports on Form 8-K

A Form 8-K was filed on September 21, 2004, under Item 4.01, relating to a Change in Accountants on September 16, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

November 12, 2004	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Operating Officer

November 12, 2004	By:	/s/ Thomas F. Farar
Date		Thomas F. Farar
Chief Financial Officer