Form 10-K
period 2004-12-31
GLOBALSCAPE INC
filed 2005-03-24
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

☐  Yes    ☒  No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $396,321 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $0.11 per share on such date on the NASD’s OTC Bulletin Board.  As of March 8, 2005 there were 13,773,219 common shares outstanding, of which 3,602,909 were held by non-affiliates.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held in June 2005, are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 4A.	Executive Officers of the Company

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedule

Signatures and Certifications

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML and SnapEdit are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this Annual Reportt are the property of their respective owners.

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

PART I

Item 1. Business

Company Overview

GlobalSCAPE develops and distributes Internet related software, including file management, content management and Web development tools.  We started in 1996 with the distribution of CuteFTP and have achieved significant success and popularity with this product.  We built on this success by steadily adding complementary products and believe we now have a reputation as a provider of easy-to use, affordable software.  Since 2000 we have focused on enhancing our portfolio of products to meet the increasing demand for data security, and for solutions that permit non-technical personnel to contribute content to their organizations’ Web sites.  Our software is used worldwide across a wide range of industries.  We have sold approximately 1,200,000 software licenses to date and our customer base includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

We distribute our software primarily via download from our Web site, www.globalscape.com. Prospective buyers may use our software products for free for a thirty-day evaluation period.  The programs are automatically disabled if a license is not purchased by the end of the trial period.  Our current products range in price from $19.95 to $25,000 per license.  Historically, the majority of software purchases have been made online using a credit card.  During 2003 and 2004 we increased our emphasis on developing our internal sales staff and reseller channels to capture those sales that require personal attention, such as sales of our more complex products and sales to larger enterprises.  Our software is also available for download from a variety of independent Internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia.  We distribute a limited number of copies on CD in Fry’s and Micro Center stores in the United States and through numerous international resellers.  We provide free customer support via a searchable knowledge base on our Web site and sell “live” support and maintenance packages.

During 2004 approximately 64% of our revenues were generated from customers within the United States, with the remaining 36% concentrated mostly in Western Europe, Canada and Australia.  Virtually all of our 2004 revenues were derived from sales of software licenses and support agreements.  The combined sales of CuteFTP and CuteFTP Pro accounted for 75% and 69% of our revenues in 2003 and 2004, respectively.

Products

Our current products include Windows®-based, browser-based and server software applications.

CuteFTP.  CuteFTP is a file transfer protocol, or “FTP”, client.  Although the term “FTP” is not a household word, the protocol is well known and heavily used in the information technology world.  Like the more widely known “HTTP” that underlies the World Wide Web, FTP is simply a protocol that allows computers to exchange information over the Internet or other networks.  CuteFTP is a “client-side” program, meaning that it permits a user to request a file from or send a file to an FTP server or host computer.  The user base for this program ranges from corporate MIS professionals who use it to transfer data between locations via the Internet, to individual Web site operators who use it to upload their Web pages to their Web hosting provider.  CuteFTP simplifies use of file transfer protocol by hiding the technical processes behind a user-friendly, graphical interface, which allows users to “drag `n drop” files between computers.  It includes an automatic reconnection feature that resumes broken transfers, a transfer queue and a built in HTML editor that allows remote editing of Web pages.  CuteFTP has won several awards, including the CNet Editors’ Choice award, and has been favorably reviewed in leading online and print trade journals such as PC Magazine, WindowsNT, Yahoo Internet Life, CNet’s Download.com and Tucows, as being the most powerful, easy-to-use file transfer protocol program available.  We offer CuteFTP in German, French, Spanish, Japanese and Traditional and Simplified Chinese.  CuteFTP was first released in February 1995 by its original author, and was first distributed as a commercial product by GlobalSCAPE in April 1996.  In October 2003 GlobalSCAPE released CuteFTP Mac, our easy-to use ftp client for the Macintosh operating system.  CuteFTP Mac incorporates many of the popular features of CuteFTP for Windows, while adhering to Apple’s Aqua® interface and usability guidelines.

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

Secure FTP Server.  Secure FTP Server complements CuteFTP Pro and other professional FTP clients by enabling encrypted transfers using Secure Socket Layer (SSL), Secure Shell (SSH2) and advanced S/KEY password encryption.  When used with CuteFTP Pro, Secure FTP Server offers a complete digital certificate management system, giving system administrators the ability to create, sign, import, export and add digital certificates, as well as kick off back-end processes. The latter functionality can be used as a partial or total replacement for more complex enterprise-level electronic data interchange systems (EDI).  Additional features include full remote management capability, the ability to operate multiple FTP sites with unique directory structures from a single server and manage user accounts with advanced restriction settings for maximum security and control.  Secure FTP Server has been favorably reviewed by leading online publications including Server Watch and File Forum. GlobalSCAPE Secure FTP Server was first released in January 2002.

Enhanced File Transfer Server. Enhanced File Transfer Server is a hardened file server for enterprise-level solutions. Building on Secure FTP Server with digital certificate management, Secure Socket Layer (SSL) and S/KEY password encryption, remote administration, multiple site hosting and management, and extensive automation with a full featured event rule library and Component Object Model (COM) extensions, Enhanced File Transfer Server adds repository encryption, additional protocol support, SSH security, data offload capabilities, and automated notification. Enhanced File Transfer Server was first released by GlobalSCAPE in November 2004.

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

SnapEdit.  SnapEdit is the easiest, most affordable way to enable non-technical users to create and publish information to a Web site, in real-time. This simplified Web content management (WCM) system works with any shared or dedicated hosting environment and can be installed quickly by Web site administrators.  End users simply browse to the Web site and create or edit any type of information imaginable including tables, images and media files through SnapEdit’s What-You-See-Is-What-You-Get (WYSIWYG) editor and file manager. Plus, with SnapEdit’s automatic backups and protective editing features, you won’t worry about losing content or unauthorized content being changed. SnapEdit was first released by GlobalSCAPE in July 2004.

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

•                  March 2004:  We released our Secure FTP Server 2.0 an enterprise-class FTP server for the secure transfer and management of critical business data.

•                  March 2004:  We released new CuteFTP 6.0 Home and Professional versions.

•                  April 2004:  We announced the availability of PublishXML, which offers businesses a way to manage Web content with sophisticated, enterprise class features.

•                  April 2004:  We announced new channel partner program including lead generation, sales and marketing support, technical training, partner discounts and access to online resources.

•                  June 2004:  Daniel McRedmond resigned his position as Vice President of Finance and Operations and was replaced by Thomas F. Farar as Chief Financial Officer.

•                  July 2004:  We released PureCMS 3.0, our mid-market browser based content management software.

•                  July 2004:  We announced the availability of SnapEdit, an entry level content management software tool, adding to our  existing line of content management products.

•                  August 2004:  We announced the availability of CuteFTP Server, allowing individuals to host their own FTP server from home.

•                  November 2004:  We announced availability of our Enhanced File Transfer (EFT) solution providing increased security, reliability and automation for improved enterprise information management.

•                  February 2005:  We announced availability of our EFT product at the HIMMS trade show for healthcare organizations.

Industry Background

The Internet has become an integral part of operations for companies of all sizes, not only for e-commerce, but also as a means of managing information between central and remote locations and with employees, partners and suppliers.  We believe that the Internet will continue to grow and that this growth will continue to create demand for our products.  As corporate Web operations mature, we believe we will see an increasing demand for solutions to facilitate secure file transfers on the internet and for solutions that streamline the management of Web content.

Strategy

Our goal is to build upon our successful market position in FTP (file transfer protocol) for the past 9 years in order to provide large users with very secure solutions to their growing file transfer needs. We continue to enhance high quality, affordable software that enables organizations and individuals to easily create, move and manage Web and file-based data in a secure, collaborative environment.  We have successfully established a brand in the market for Internet software productivity tools with our file management products, CuteFTP and CuteFTP Pro.  We believe the next phase of our growth will come through the provision of our products involving secure file transfer to meet the growing demand for file security when transferring information across the internet due to changes in regulations in various industries and content management solutions that help non-technical professionals manage their organization’s Web sites without reliance on information technology professionals.

Key elements of our strategy are:

Continue to enhance and develop security features of our products.  Corporate and individual users are increasingly concerned with security.  We have added the Enhanced File Transfer (EFT) enterprise solution to our product line as a solution for businesses to meet the needs of security issues when transferring files in and out of their servers across the internet. We will continue to develop and add features throughout 2005 to meet the demand for file transfer security in EFT and our other well known FTP products, CuteFTP Home and CuteFTP Professional. We intend to make the FTP and EFT lines of business our main focus in 2005.

Continue  sales of PureCMS.  We have invested considerable funds and effort in both the development and marketing of PureCMS, our content management product introduced in January 2003. Although we have been disappointed with our sales of this program to date, we continue to believe that the demand for Web content management solutions is strong.  We have released new versions of this product and continue to evaluate all aspects of our management of this product, including pricing, ease of installation and use, program functionality, and marketing and sales strategies.  We intend to continue to  pursue sales and distribution of this product.  The product launch and the related selling and development activities for PureCMS consumed a significant portion of our financial resources in 2003. In 2004 we continued to develop and market this product with significantly less expenditures.

Develop a more robust reseller channel.  During 2004 we continued our emphasis on the development of our third party reseller channels, and we are continually working on this effort. In particular, we wish to reach “value-added” resellers such as Web design consultants.  We believe sales will be significantly enhanced if we are able to recruit numerous resellers who have existing relationships with prospective customers.

Develop our internal sales staff.  During 2004 we continued the development of our internal direct sales force to better sell our more complex products, such as Enhanced File Transfer, PureCMS, Secure FTP Server and PublishXML. We intend to continue to develop our sales staff through further training and certification.

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

Pursue strategic product opportunities.  In 2004 we added PublishXML, SnapEdit and Enhanced File Transfer to our product portfolio.  We will continue to look for opportunities to acquire or add synergistic products or technologies that enhance the online management of Web and file based data to our portfolio.

Seasonality

We believe our sales are subject to seasonal variations and we experience significantly less sales volume during national holidays and weekends when compared to normal business days.  In 2000, we experienced a decline in software sales from the third to fourth quarter, primarily due to lower December sales.  Third and fourth quarter revenues in 2001 were comparable, however, we believe this was the result of unusually weak demand in September which skewed the comparison.  In 2002, fourth quarter revenues were slightly higher than the third quarter due to a fourth quarter upgrade release of CuteFTP Pro that bolstered revenues for the period.  In 2003, fourth quarter sales were 19% lower than third quarter sales primarily due to weakness in November and December, although it is not clear that the decline was due solely to seasonal factors as turnover in our sales force may also have contributed to the decline in revenues.  In the fourth quarter of 2004, our sales revenues increased approximately 11% over the same period in 2003, as a result of new product releases and our sales force development. Sales did decline from November 2004 to December 2004. We expect that in future periods we will see weakness in the fourth quarter when compared to the third quarter due to the holiday season.

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

For the years 2002, 2003 and 2004 GlobalSCAPE spent approximately $848,000, $945,000 and $728,000 respectively, on research and development.  No research and development costs were capitalized in 2002, 2003 or 2004 and all previously capitalized development costs were fully amortized at December 31, 2002.

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

CuteFTP Pro.  CuteFTP Professional competes in the higher end of the same market as CuteFTP, targeting the security minded IT professional.  CuteFTP Professional is positioned as one of the only secure

FTP clients that support a wide range of security standards related to the FTP protocol.  Competitors in the general FTP market offer products that support a smaller subset of these security standards and address a narrower segment of the secure FTP market.  Competitors include Van Dyke, Inc., Ipswitch, Inc., and Rhino Software, Inc.

Secure FTP Server.  Secure FTP Server competes against a limited number of secure Windows-based FTP servers.  We believe our primary competitors are WS_FTP Server and Serve-U.  Secure FTP Server has the advantage of leveraging the success of CuteFTP Pro through product integration, offering proprietary extensions to the FTP protocol, and cross-marketing efforts to an existing customer base.

Enhanced File Transfer Server. Enhanced File Transfer Server competes in the managed file transfer server market. We believe our primary competitors are Tumbleweed, Sterling, Proginet, and SSH’s Tectia. Enhanced File Transfer Server has the advantage of being very cost effective in its market while leveraging and extending the security and file management features of our other FTP products.

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

PureCMS.  The “content management” market is diverse and encompasses the areas of knowledge management, document management, digital asset management and Web content management.  PureCMS is designed for Web content management.  The market for Web content management solutions for Fortune 500 companies and other large organizations is dominated by companies such as Vignette, Interwoven, Documentum, Stellant and Microsoft, each of which offers solutions that can cost hundreds of thousands of dollars.  We do not intend to compete in this market but are focused on small to medium-sized businesses with a simpler, affordably priced solution.  We believe that we have a competitive advantage in that we are better known than some of our competitors among technology professionals who are already familiar with our file management programs, CuteFTP and CuteFTP Pro.

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

Employees

As of February 22, 2005, we had 39 full-time and part-time employees organized within seven functional areas.  The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	6
Research and Development	3
Quality Assurance	2
Marketing	8
Information Services	4
Sales	10
Customer Support	6

None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Risk Factors

We have described below risks that we are aware of that could have a material adverse effect on your stock ownership and our business.

Risks Related to Operations

GlobalSCAPE depends on two products for a substantial portion of its revenues.

GlobalSCAPE depends on two products, CuteFTP and CuteFTP Pro, for approximately 69% of its revenues.  In addition, GlobalSCAPE’s ability to produce revenues related to other products and new products depends substantially on exploiting the traffic to GlobalSCAPE’s Web site generated by the demand for CuteFTP and CuteFTP Pro.  If GlobalSCAPE is not able to maintain its competitive position with these products, its revenues could decline dramatically and GlobalSCAPE’s plans to expand its business could be substantially impaired.  From 1996 to 2000, sales of licenses for CuteFTP increased significantly year to year.  In 2002, revenues recognized from CuteFTP and CuteFTP Pro declined from the prior year by approximately 7%.  In 2003, revenues recognized from CuteFTP and CuteFTP Pro declined from 2002 by approximately 21%.  In 2004, revenues recognized from CuteFTP and CuteFTP Pro declined from 2003 by approximately 7%. This decline was primarily in sales of CuteFTP, which declined 36%.  Sales of CuteFTP Pro increased by approximately 41% year over year.  Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, these products may have reached such a point in their lifecycles.

If we do not increase revenues or decrease expenses we will not be able to continue as a going concern.

The Company incurred significant operating losses during the three years ending 2003. In January, February and March of 2004, it continued to incur significant operating losses. In February 2004, GlobalSCAPE laid off 9 of the company’s 45 employees to decrease expenses. The Company has improved  its working capital since that time and operated at a profit for the year ended 2004.  If we fail to increase our revenues or decrease expenses, we may not be able to continue as a going concern.

GlobalSCAPE’s new product introductions may fail to generate sufficient revenue.

We have invested considerable time and financial resources in the development and marketing of PureCMS, our content management program released in January 2003.  To date we have realized limited revenue from this product and will not recoup the expenses of bringing this product to market unless sales increase dramatically.  We have also experienced disappointing results with our Web hosting service for PureCMS.  If revenues from CuteFTP and CuteFTP Pro continue to decline and our new products fail to generate sufficient revenue to replace the declining revenues, our revenues will decline.

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

GlobalSCAPE has relied heavily on Internet sales in the past.  However, our newer enterprise programs, PureCMS, Secure FTP Server, PublishXML and Enhanced File Transfer (EFT) require a more complex distribution model, including heavy reliance on value-added resellers such as Web development consultants.  In addition, we must develop an internal sales force that is skilled at managing a complex and multi-stage sales process appropriate for these products.  The PureCMS product may not provide sufficient revenue to offset development and marketing from prior years costs if we are not able to successfully implement these changes.  We have experienced significant turnover among our internal sales personnel during 2004, possibly as a result of the changing demands we are placing on our sales staff.  This turnover has had an immediate and direct effect on our revenues.  Continued turnover, especially of key personnel, could cause revenues to decline dramatically.

If GlobalSCAPE loses key personnel it may not be able to execute its business plan.

GlobalSCAPE’s future success depends on the continued services of key members of its sales team. GlobalSCAPE has experienced significant turnover in its sales department during 2004, possibly due to changing demands placed on sales personnel as the company works toward development of a larger and more skilled sales staff.  These individuals are difficult to replace because of the intense competition for similarly skilled people.  In addition, new employees in the sales department may not be productive for weeks or months as they learn about GlobalSCAPE’s products.

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

All of our finance, accounting and SEC disclosure work is managed by a single officer, Thomas F. Farar, Chief Financial Officer, Secretary and Treasurer.  Mr. Farar has an accounting staff of two persons. Without an increase in staffing, it may still be difficult for us to implement the types of internal controls that are common to larger corporations, and we therefore face a greater risk of mismanagement or error in these areas.

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

Our principal shareholders may control our management decisions.

Thomas Brown and David Mann, own approximately 70% of our outstanding common stock.  Therefore, Mr. Brown and Mr. Mann are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may delay or prevent a change of control of GlobalSCAPE or discourage a potential acquirer from attempting to obtain control of GlobalSCAPE, either of which could have an adverse effect on the value of our common stock.

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

There are options for 1,970,071 shares currently outstanding under GlobalSCAPE’s employee stock option plans as of the date of this report.  Of the 1,970,071 options, 1,430,151 are vested.  We have filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well.  If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act.  The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

None.

Item 4A.  Executive Officers of the Company

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

Thomas F. Farar.  Mr. Farar serves as GlobalSCAPE’s Treasurer, Secretary, and Chief Financial Officer.  He is responsible for all finance and accounting functions. Mr. Farar joined GlobalSCAPE in June 2004. Prior to joining GlobalSCAPE, Mr. Farar served as Senior Accounting Manager (1999-2003) and Controller (2003-2004) for UDP, Ltd., a telecommunications service bureau. Mr. Farar also served as Disbursements Supervisor for PG&E Gas Transmission – Texas in 1999. Mr. Farar was Controller and Treasurer of CDH Feeders, Inc., an agricultural operation of cattle feedlots, and affiliated companies from 1991-1998. Mr. Farar holds a B.B.A. in Accounting from The University of Texas at San Antonio.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NASD’s OTC Bulletin Board under the symbol GSCP. As of March 19, 2004, there were 2,620 holders of record of our common stock representing approximately 9,000 beneficial owners.  GlobalSCAPE stock began trading on February 15, 2002.  The table below sets forth the quarterly high and low bid prices for our common stock for the Company’s last two fiscal years.

Common Stock Price

	2003		2004
Fiscal Year ended December 31,	High	Low	High	Low
Annual	$0.36	$0.10	$0.27	$0.10
First Quarter (ending March 31)	$0.13	$0.10	$0.27	$0.16
Second Quarter (ending June 30)	$0.36	$0.11	$0.18	$0.10
Third Quarter (ending September 30)	$0.23	$0.12	$0.18	$0.10
Fourth Quarter (ending December 31)	$0.16	$0.13	$0.21	$0.13

The closing bid price on March 2, 2005 was $0.20.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

We have never paid a cash dividend, and do not expect to do so in the foreseeable future.  We expect to reinvest all of our earnings in the further growth of the business.

The information required to be disclosed in this Item regarding equity compensation plans is disclosed in Item 12 of this Annual Report.

Item 6.  Selected Financial Data

The selected financial data presented below for the years ended December 31, 2000, 2001, 2002, 2003 and 2004 are derived from our audited financial statements.

	Years ended December 31,
	2000	2001	2002	2003	2004
Revenues:
Software product revenues	$5,165,668	$5,259,148	$5,269,503	$4,847,119	$4,930,660
Advertising revenues	570,008	38,540	—	—	—
Total revenues	5,735,676	5,297,688	5,269,503	4,847,119	4,930,660
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	200,118	323,309	353,918	532,910	371,242
Selling, general and administrative	3,463,044	3,551,498	3,580,361	3,613,759	3,456,598
Research and development	961,002	1,176,714	848,212	945,395	727,423
Depreciation and amortization	430,221	546,017	544,063	390,154	171,834
Settlement with ATSI Comm. Inc.	—	—	392,905	—	—
Total operating expenses	5,054,385	5,597,538	5,719,459	5,482,218	4,727,097
Income (loss) from operations	681,291	(299,850)	(449,956)	(635,099)	203,563
Interest expense, net	(42,839)	4,420	11,783	(5,016)	(1,651)
Gain (loss) on sale of assets	(13,687)	—	—	(1,486)	—
Income (loss) before provision for income taxes	624,765	(295,430)	(438,173)	(641,601)	201,912
Total income tax provision (benefit)	310,126	(38,295)	175,202	1,400	1,498
Net income (loss)	$314,639	$(257,135)	$(613,375)	$(643,001)	200,423
Net income (loss) per common share - basic	$0.02	$(0.02)	$(0.05)	$(0.05)	$0.01
Net income (loss) per common share -assuming dilution	$0.02	$(0.02)	$(0.05)	$(0.05)	$0.01

	December 31,
	2000	2001	2002	2003	2004

Cash	$113,591	$134,537	$480,609	$342,433	$572,959
Working capital (deficit)	161,939	498,134	368,567	19,203	341,749
Total assets	2,122,094	2,009,806	1,412,042	918,278	971,857
Long term debt including capital lease obligations, less current portion	149,074	77,080	15,477	—	—
Cash dividends per common share	$—	$—	$—	$—	$—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

GlobalSCAPE develops and distributes Internet related software including file management, content management and Web development tools.  We distribute our software primarily via download from our Internet website.  During 2004, approximately 64% of our revenues were generated from customers within the United States, with the remaining 36% concentrated mostly in Western Europe, Canada and Australia. CuteFTP and CuteFTP Pro accounted for approximately 75% and 69% of total revenues in 2003 and 2004 respectively.  Combined sales of these two products declined approximately 7% from 2003 to 2004.  This decline was primarily in sales of CuteFTP, which declined approximately 36%.  Sales of CuteFTP Pro increased by approximately 41% year over year and sales of Secure Server, a companion product to CuteFTP Pro, increased 107%.  Secure Server accounted for approximately 14% of total revenues in 2004, increasing from 7% of total revenues in 2003.

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

Our strategy is to continue enhancing our file transfer products across the board to meet the demands of both individual and enterprise users, while improving the security features of our current product line.  We dedicated considerable resources in the fourth quarter of 2002 and in 2003 to the development and market launch of PureCMS, our content management product.  To date, we have not been as successful in selling this product as we had anticipated.  We laid off 9 of 45 employees on February 12, 2004 in order to bring our expenses in line with our current operating performance.

 We are encouraged with the interest we see in our new enhanced file transfer offerings so far in 2005. We will continue to address security issues for our customers. We intend to release new versions of CuteFTP, CuteFTP Pro and Secure Server early in 2005 and we believe we can slow the decline in sales of CuteFTP and improve sales of CuteFTP Pro and Secure Server.  We plan on releasing additional versions of EFT throughout 2005.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2002, 2003 and 2004 and related notes included elsewhere in this document.

Liquidity and Capital Resources

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP and CuteFTP Pro, which accounted for 75% and 69% of our revenues in 2003 and 2004, respectively.  Anything that has a negative impact on these products will negatively impact our cash flow from operations and our ability to meet our commitments.  Demand for our products could be affected by many factors including rapid technological obsolescence.  For more discussion on the risks that might affect demand for our products, you should read the information under “Risk Factors” in this Annual Report.

We incurred significant operating losses during the years ended December 31, 2002 and 2003 and continued, in January, February and March of 2004, to incur significant operating losses.  In February 2004 we reduced our workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the organization.  We had anticipated stronger revenue performance in January and February after poorer than expected sales in the fourth quarter of 2003 and had maintained staffing levels with this objective.  These higher revenue targets were not met, further reducing the Company’s liquidity position.

The Company’s liquidity could be further reduced in 2005 if sales of CuteFTP continue to decline and the Company is unable to successfully introduce new products or increase sales of existing products.

If sales continue to decline or the Company’s liquidity otherwise requires, management has the intent and ability to substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures.

In addition, the Company could draw on its $250,000 line of credit, if necessary.  This line of credit, which matured in December 2004, has been renewed through March 2006.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 7.25%.  In connection with the line of credit, GlobalSCAPE entered into a commercial security agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The Company borrowed $100,000 on September 11, 2003 under this agreement.  This amount was repaid in February 2004.  The credit facility is available to the Company at any point during its term.

The Company’s flexibility in reacting to changes in the operating environment and to changing economic conditions may be limited by the Company’s current liquidity position.  However, management believes that, if required, it will be able to effect some or all of the components of the plan set forth above, which are sufficient in the aggregate to enable the Company to continue as a going concern through at least December 31, 2005.  Accordingly, the financial statements of the Company do not include any adjustments to reflect the possible future effects or the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company cannot improve its working capital position additionally.

Net cash provided (used) by operating activities was $483,077, ($105,548) and $384,314 in 2002, 2003 and 2004, respectively.  Net cash provided by operating activities in 2002 was primarily due to adjustments related to depreciation and amortization and the settlement with ATSI, offset by the loss for the period.  Net cash used in operating activities in 2003 was primarily the result of the net loss for the period offset somewhat by depreciation and amortization charges for the period. In 2004, net cash provided resulted from net income, adjustments related to depreciation and amortization as well as decreased accounts receivable.

Net cash used in investing activities for 2002, 2003 and 2004 was $87,822, $73,027, and $42,250 respectively.  In 2002, we loaned $200,000 to ATSI, our parent company, but received $200,000 in cash as part of the settlement agreement.  In addition, we purchased $87,822 in computer hardware and software in 2002.  In 2003, we capitalized the purchase of $73,027 in equipment and software. In 2004, we capitalized the purchase of $42,250 in equipment and software.

Net cash provided (used) in financing activities during 2002, 2003 and 2004 was ($ 49,183), $40,399 and ($111,538), respectively.  In 2002, we made principal payments of $71,321 on capital lease obligations and received $22,138 for the exercise of stock options.  In 2003, we made principal payments of $61,317 on capital lease obligations and borrowed $100,000 under our line of credit and received $1,716 for the exercise of stock options.  In 2004, we made principal payments on notes payable of $100,000 and made principal payments of $15,294 on capital lease obligations and received $3,756 for the exercise of stock options. We did not enter any new capital leases in 2004.

As of December 31, 2004, we had $572,959 in cash, current assets of $812,637 and current liabilities of $470,888, resulting in working capital of $341,749.  This resulted in a working capital improvement of $322,546 over December 31, 2003. Our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties.  The commitments related to royalty agreements are not fixed, rather they are contingent on sales.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We expect that operating expenses will continue to be a material use of our cash resources as well, but will manage the business based on the immediately foreseeable operating cash flows.  The facility that we currently occupy is expected to be sufficient for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2005.

The following table summarizes our contractual obligations at December 31, 2004, consisting of future minimum capital lease payments and future minimum payments under operating leases:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$667,306	$190,659	$381,318	$95,329	$—
Total	$667,306	$190,659	$381,318	$95,329	$—

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

We also sell technical support and maintenance agreements (post contract customer support “PCS”), which are sometimes bundled with the software.  When vendor specific objective evidence

(“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately.  In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable.  Revenue allocated to PCS is recognized ratably over the contractual term, typically one year.  We sometimes sell installation and training services with our PureCMS and EFT products.  Revenue for installation and training is recognized when performed.

The Company began selling technical support and maintenance services for some of its software products in 2001.  Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002 and remained relatively flat, ending 2003 with a balance of approximately $140,000.  Sales of these agreements continued to grow in 2004 with higher priced support and maintenance for our enterprise class software products and our efforts to renew agreements upon their expiration.  Growth in the sales of maintenance and support agreements may result in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in 2002, 2003 or 2004.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2002, 2003 or 2004.

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

See note 1 to the financial statements on page 43 under the heading Stock Options.  The Company will adopt the fair value method of accounting for stock options during the third quarter of 2005.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2002, 2003 and 2004, we spent approximately $848,000, $945,000 and $728,000 respectively, on research and development.  No research and development expenses were capitalized in 2002, 2003 or 2004 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.  Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.   Although we have generated pre-tax income in previous years, unusual or infrequently occurring transactions resulted in pre-tax losses in 2001 and 2002 (compensation charges in 2001 and the settlement with ATSI and termination of CEO in 2002).  It is our judgment that we cannot predict with reasonable certainty that the tax assets resulting from these losses and the loss incurred in 2003 will be fully realized in future periods.  Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management determined that a $540,350 valuation allowance at December 31, 2003 and $484,853 valuation allowance at December 31, 2004, was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current year is a net decrease of $55,497.  At December 31, 2004, GlobalSCAPE has available net operating loss carryforwards of approximately $1,249,000, which expire beginning in the year 2020.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenue.  We derive our revenues primarily from software sales.  Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements.  Revenues increased approximately 2% from 2003 to 2004, from $4,847,119 in 2003 to $4,930,660 in 2004.  Unit volume was relatively flat with approximately 175,000 sold in 2003 versus 170,000 in 2004.  The increase in revenues was pronounced in the fourth quarter when compared to the same periods in 2003.  We believe the economic uncertainty in the first three quarters of 2004 contributed to those periods’ poor performance along with the turnover in our sales force. Our fourth quarter revenues increased approximately 11% over the same quarter in 2003.

In 2003 and 2004, approximately 75% and 69%, respectively, of our revenues were generated from sales of CuteFTP and CuteFTP Pro.  Combined sales of these products declined approximately 7% year over year.  Sales of CuteFTP declined approximately 36% while sales of CuteFTP Pro increased approximately 41%.  Our reliance on these products may negatively impact future results from operations if we are unable to maintain revenues from these products or successfully introduce new product offerings.  (For more information, you should read the section titled Risks Related to Operations.)

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products. Cost of revenues decreased approximately 30% between periods from $532,910 in 2003 to $371,242 in 2004 due to a decrease in royalty expenses related to our software distribution agreements with third parties.  Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Turillion Software Technologies.  The GlobalSCAPE software products associated with each of the companies are PureCMS, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro and Protect IIS, respectively.  GlobalSCAPE no longer distributes the Protect IIS product and expensed prepaid royalties of approximately $15,000 in December 2003.  GlobalSCAPE’s agreement with Hannon Hill Corp. required a minimum royalty of $16,667 per month, as prepayment of royalties, for 12 months beginning in December 2002.  These payments were expensed as paid because the lower than expected sales of PureCMS raised doubt as to the realization of benefit from these prepayments.  The total amount expensed in 2003 relating to these prepayments was $183,337.  As a result of, we expect the cost of revenues to remain consistent both as a percentage of sales and in gross terms in 2005 when compared to 2004.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees. Selling, general and administrative expenses decreased approximately 4%  a year from $3,613,759 in 2003 to $3,456,598 in 2004. The number of persons employed by GlobalSCAPE was reduced from 45 to 36 in February 2004. As of March 3, 2005 the number of employees was 39.

For comparative purposes, selling, general and administrative expenses for 2003 includes approximately $540,000 in advertising expenses, relating primarily to the launch of the PureCMS product, as compared to $205,000 in 2004. Selling, general and administrative expenses also include approximately $134,900 in amortization of the CuteFTP trademark in 2003, when it was fully amortized.

Research and Development.  Research and development expenses decreased approximately 23% from $945,395 in 2003 to $727,423 due to layoff of employees in February 2004 and related salaries, payroll taxes and benefits costs. External development costs increased approximately 11% from 2003 to 2004. External development was increased to offset the loss of internal labor due to the layoff in order to maintain the scheduled releases of CuteFTP, CuteFTP Pro, Secure FTP Server, PureCMS and EFT.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and the amortization of the trademark associated with our purchase of CuteFTP in 1998.  Depreciation and amortization expense declined $218,320 or approximately 56% year over year.  This decrease was due primarily to a reduction in amortization expense.  The purchase of CuteFTP was fully amortized as of September 20, 2003.  In addition, depreciation expense has declined due to a slowdown in additions to fixed assets in current periods relative to prior periods.

Interest Expense, Net.  In 2003, we had interest expense of $5,016 related primarily to capital leases.  In 2004, we had interest expense of $1,651 related primarily to an advance on our line of credit and financing of insurance premiums.

Income Taxes.  The provision for state income taxes in 2003 was $1,400 and there was no provision for federal income taxes in 2003.  GlobalSCAPE’s effective income tax rate was negative 0.2% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets.  The provision for state income taxes in 2004 was $1,489 and there was no provison for federal income taxes in 2004. GlobalSCAPE’s effective income tax rate is 0.7% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets.

Net Income.  In 2003, the net loss was primarily the result of disappointing revenue performance in the first and fourth quarters exacerbated by the product launch expenses related to PureCMS. In 2004, the net income was primarily the result of a slight increase in revenue, a decrease in the cost of revenues, SG&A, research and development and depreciation costs. Significant effort was put in to controlling expenses in 2004, including the layoff of 9 employees.

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

In 2004 approximately 36% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, as of July 1, 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of any currency translation involved in the remittance of VAT taxes will not be material to our business.

Item 8.  Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2002, 2003 and 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GlobalSCAPE, Inc.:

We have audited the accompanying consolidated balance sheet of GlobalSCAPE, Inc. (the Company) as of December 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalSCAPE, Inc. as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

Helin, Donovan, Trubee & Wilkinson, LLP

February 25, 2005

Austin, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors

GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheet of GlobalSCAPE, Inc. as of December 31, 2003 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

San Antonio, Texas

February 27, 2004, except for Notes 5 and 10, as to which the date is March 30, 2004.

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2004
Assets
Current assets:
Cash	$342,433	$572,959
Accounts receivable (net of allowance for doubtful accounts of $43,581 and $10,195 in 2003 and 2004, respectively)	240,615	148,534
Prepaid expenses	46,428	91,144
Total current assets	629,476	812,637

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	235,436	245,601
Equipment	590,019	608,718
Leasehold improvements	154,376	167,762
	1,312,751	1,355,001
Accumulated depreciation and amortization	1,035,830	1,207,663
Net property and equipment	276,921	147,338

Other assets:
Other	11,881	11,882
Total other assets	11,881	11,882

Total assets	$918,278	$971,857

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,
	2003	2004
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$180,555	$122,117
Accrued expenses	173,935	170,654
Deferred revenue	140,489	178,117
Notes payable	100,000	—
Current portion of capital lease obligation	15,294	—
Total current liabilities	610,273	470,888

Long-term liabilities:
Other long-term liabilities	39,253	28,038
Total long-term liabilities	39,253	28,038

Total Liabilities	649,526	498,926

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,488,619 and 13,773,219 shares issued and Outstanding at December 31, 2003 and 2004, respectively	13,489	13,773
Additional paid-in capital	671,893	675,365
Retained deficit	(416,630)	(216,207)
Total stockholders’ equity	268,752	472,931
Total liabilities and stockholders’ equity	$918,278	$971,857

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

	For the Years ended December 31,
	2002	2003	2004
Operating revenues:
Software product revenues	$5,269,503	$4,847,119	$4,930,660
Total revenues	5,269,503	4,847,119	4,930,660

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	353,918	532,910	371,242
Selling, general and administrative Expenses	3,580,361	3,613,759	3,456,598
Research and development expenses	848,212	945,395	727,423
Depreciation and amortization	544,063	390,154	171,834
Settlement with ATSI Comm. Inc.	392,905	—	—
Total operating expense	5,719,459	5,482,218	4,727,097
Income (Loss) from operations	(449,956)	(635,099)	203,563

Other income (expense):
Interest expense	(8,973)	(5,016)	(1,651)
Interest income	20,756	—	—
Loss on sale of assets	—	(1,486)	—
Total other income (expense)	11,783	(6,502)	(1,651)
Income (loss) before income taxes	(438,173)	(641,601)	201,912

Income tax provision:
Current:
Federal	—	—	—
State	15,040	1,400	1,489
Deferred:
Federal	146,932	—	—
State	13,230	—	—
Total income tax provision	175,202	1,400	1,489

Net income (loss)	$(613,375)	$(643,001)	$200,423

Net income (loss) per common share – basic	$(0.05)	$(0.05)	$0.01
Net income (loss) per common share - assuming dilution	$(0.05)	$(0.05)	$0.01

Weighted average shares outstanding- basic	13,279,263	13,361,706	13,668,800
Weighted average shares outstanding- assuming dilution	13,279,263	13,361,706	14,262,796

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid in Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balances at December 31, 2001	13,022,190	$13,022	$707,902	$839,746	$1,560,670
Net loss	—	—	—	(613,375)	(613,375)
Exercise of stock options	326,429	327	21,811	—	22,138
Issuance of common stock	10,000	10	2,990	—	3,000
Charges related to stock options subject to variable accounting	—	—	(33,690)	—	(33,690)
Exercise of stock options for which compensation expense had previously been recognized	—	—	(28,706)	—	(28,706)
Balances at December 31, 2002	13,358,619	13,359	670,307	226,371	910,037
Net loss	—	—	—	(643,001)	(643,001)
Exercise of options	130,000	130	1,586	—	1,716
Balances at December 31, 2003	13,488,619	13,489	671,893	(416,630)	268,752
Net Income	—	—	—	200,423	200,423
Exercise of options	284,600	284	3,472	—	3,756
Balances at December 31, 2004	13,773,219	$13,773	$675,365	$(216,207)	$472,931

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

	For the Years ended December 31,
	2002	2003	2004
Operating Activities:
Net Income (Loss)	$(613,375)	$(643,001)	$200,423
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Bad debt expense	102,261	14,508	(17,087)
Depreciation and amortization	544,063	390,154	171,833
Non-cash compensation	(59,396)	—	—
Loss on disposition of assets	—	1,486	—
Deferred taxes	146,932	—	—
Changes in operating assets and liabilities:
Accounts receivable	(170,234)	(3,354)	109,167
Due from ATSI, Comm. Inc.	461,124	—	—
Prepaid expenses	(52,488)	25,821	(44,716)
Accounts payable	61,181	55,660	(58,438)
Accrued expenses	(56,197)	65,440	(3,281)
Deferred revenue	130,422	(1,047)	37,628
Other long-term liabilities	(11,216)	(11,215)	(11,215)
Net cash provided (used) by operating activities	483,077	(105,548)	384,314
Investing Activities:
Loans to ATSI Comm. Inc.	(200,000)	—	—
Settlement with ATSI Comm. Inc.	200,000	—	—
Purchase of property and equipment	(87,822)	(73,027)	(42,250)
Net cash used in investing activities	(87,822)	(73,027)	(42,250)
Financing Activities:
Issuance of common stock	22,138	1,716	3,756
Borrowings under notes payable	—	100,000	—
Principal payments on notes payable	—	—	(100,000)
Principal payments on capital lease obligations	(71,321)	(61,317)	(15,294)
Net cash provided (used) in financing activities	(49,183)	40,399	(111,538)
Net increase (decrease) in cash and cash equivalents	346,072	(138,176)	230,526
Cash at beginning of period	134,537	480,609	342,433
Cash at end of period	$480,609	$342,433	$572,959
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,973	$4,852	$1,651
Income taxes paid	$21,121	$1,400	$1,489

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2004

1.                                      Significant Accounting Policies

Corporate Structure

All of the Company’s operations are conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.  GlobalSCAPE, Inc. was approximately 70% owned by the Brown and Mann-GlobalSCAPE Joint Venture, with the remainder held publicly.  In October 2004, the Brown and Mann-GlobalSCAPE Joint Venture began distribution of its GlobalSCAPE stock to its two partners in their respective percentages. At December 31, 2004 the partnership held 17,586 shares. GlobalSCAPE, Inc. is a holding company and conducts no operations. The stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board.  References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

Nature of Business

GlobalSCAPE, founded in April 1996, develops and distributes Internet related software.  The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP and CuteFTP Pro accounted for 75% and 69% of total revenues in 2003 and 2004, respectively.  The Company is organized and operates as one operating segment, the provision of Internet-based software, and markets its products primarily over the Internet. Secure Server accounted for approximately 14% of total revenues in 2004, increasing from 7% of total revenues in 2003.

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

Liquidity

The Company incurred significant operating losses during 2001, 2002 and 2003 and continued, in January, February and March of 2004, to incur significant operating losses.  In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence.  Sales from these two products, which represented 69% of the Company’s revenues in 2004, declined 7% from the previous year.  This decline was primarily in sales of CuteFTP, which declined 36%.  Sales of CuteFTP Pro increased 41% year over year and sales of Secure Server, the companion product to CuteFTP Pro, increased 106%.  Secure Server accounted for approximately 14% of total revenues.  Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, these products may have reached such a point their lifecycles.  Management believes that the market for stand-alone FTP clients for home consumers may be declining.  However, we have not seen the same decline in the market for secure FTP clients and servers such as CuteFTP Pro and Secure Server which we believe better target the needs of businesses.

The Company’s liquidity could be reduced in 2005 if sales of CuteFTP continue to decline and the Company is unable to successfully introduce new products or increase sales of existing products.

If sales continue to decline or the Company’s liquidity otherwise requires, management has the intent and ability to reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures.

In addition, the Company could draw on its $250,000 line of credit, if necessary.  This line of credit, which matured in December 2004, has been renewed through March 2006.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The rate was 7.25% at December 31, 2004.  In connection with the line of credit, GlobalSCAPE entered into a commercial security agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts receivable and property and equipment.  The Company borrowed $100,000 on September 11, 2003 under this agreement.  This amount remained outstanding as of December 31, 2003 but was repaid in February 2004.  The credit facility is available to the Company at any point during its term.

The Company’s flexibility in reacting to changes in the operating environment and to changing economic conditions may be limited by the Company’s liquidity position.  However, management believes that, if required, it will be able to effect some or all of the components of the plan set forth above, which are sufficient in the aggregate to enable the Company to continue as a going concern through at least December 31, 2005.  Accordingly, the financial statements of the Company do not include any adjustments to reflect the possible future effects or the recoverability and classification of assets or the amounts and classification of liabilities that may result if the Company cannot continue to operate as a going concern.

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

The Company began selling technical support and maintenance services for some of its software products in 2001.  In 2004, sales of enterprise class products resulted in higher maintenance and support agreements sold to customers and as a result deferred revenue at December 31, 2004 was $178,117.

The outbound shipping charges charged to the customer are included in software product revenues and amounted to $57,000, $58,000 and $38,000 in 2002, 2003 and 2004, respectively.  The costs associated with these shipping charges are included in the software products cost of revenue.

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Turillion Software Technologies.  The GlobalSCAPE software products associated with each of the companies are PureCMS, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro and Protect IIS, respectively.  GlobalSCAPE no longer distributes the Protect IIS product and expensed prepaid royalties of approximately $15,000 in December 2003.  GlobalSCAPE’s agreement with Hannon Hill Corp. required a minimum royalty of $16,667 per month, as prepayment of royalties, for 12 months beginning in December 2002.  These payments were expensed as paid because the lower than expected sales of PureCMS raised doubt as to the realization of benefit from these prepayments.  The total amount expensed in 2003 relating to these prepayments was $183,337.  The Company accrued approximately $36,500, $36,000, and $11,000 in royalty expense in 2002, 2003 and 2004, respectively.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.  Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk.  The Company requires no collateral from its customers.  Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.  No single customer accounted for more than 2% of revenues in 2002, 2003 or 2004.

Cash and cash equivalents, accounts receivable, employee advances, accounts payable, accrued expenses and notes payable, related party are reflected in the accompanying financial statements at cost, which approximates fair value because of the short term maturity of these instruments.

Other Concentrations

Sales in Foreign Markets.  In 2002, 2003 and 2004, approximately 38%, 35% and 36%, respectively, of the Company’s revenues were generated from sales to customers who provided addresses in foreign countries.  However, all revenues are received in U.S. dollars so there is no exchange rate risk with respect to the sale of our products.  These sales were concentrated mostly in Western Europe, Canada, and Australia.  In 2002, 2003 and 2004, the UK accounted for approximately 11.4%, 11.1% and 10.9%, respectively, of total revenues.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations for the years ended December 31, 2002, 2003 and 2004 were approximately $300,000, $542,000 and $205,000, respectively, and are included in selling, general and administrative expenses.  The advertising expenses in 2002 and 2003 relate primarily to the PureCMS product launch.  In 2004, the Company incurred advertising cost principally for the purchase of keywords for internet searches, a direct mail campaign for EFT and advertising in various publications.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.  Predicting the ability to realize these assets in future periods requires a great deal of judgment by management.   Although GlobalSCAPE has generated pre-tax income in previous years and in 2004, pre-tax losses occurred in 2001, 2002 and 2003.  It is our judgment that we cannot predict with reasonable certainty that the tax assets resulting from these losses will be fully realized in future periods.  Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all of the evidence, both positive and negative, management determined that a $484,350 valuation allowance at December 31, 2004 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.  The change in the valuation allowance for the current year is a net decrease of $55,497.  At December 31, 2004, the Company has available net operating loss carryforwards of approximately $1,249,000, which expire beginning in the year 2020.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2002, 2003 and 2004, we spent approximately $848,000, $945,000 and $728,000, respectively, on research and development.  Typically technological feasibility is achieved very late in the development cycle and as such no research and development expenses were capitalized in 2002, 2003 or 2004 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Stock-Based Compensation

Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation  (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company chose to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.  On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 148, Accounting for Stock Based Compensation - Transition and Disclosure (SFAS 148), which amends SFAS 123.  SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company has continued to account for its stock-based compensation using the intrinsic value method according to the provisions of APB Opinion No. 25.

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

For purposes of pro forma disclosures, the estimated fair value of the options at the grant date  is amortized to expense over the options’ estimated vesting period.  The Company’s pro forma information for 2002, 2003 and 2004 follows:

	Years ended December 31,
	2002	2003	2004
Net income (loss), as reported	$(613,375)	$(643,001)	$200,423
Stock based compensation included in the determination of net income (loss) as reported, net of related tax effects	(59,396)	—	—
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(103,923)	(48,057)	(19,639)
Pro forma net income (loss)	$(776,694)	$(691,058)	$180,784

Earnings (loss) per share:
Basic- as reported	$(0.05)	$(0.05)	$0.01
Basic- pro forma	$(0.06)	$(0.05)	$0.00

Diluted- as reported	$(0.05)	$(0.05)	$0.01
Diluted- pro forma	$(0.06)	$(0.05)	$0.00

The weighted average fair value of the individual stock options granted during 2002, 2003, and 2004 is estimated at $0.13, $0.20 and $0.15, respectively, on the date of grant.  The fair values were determined using a minimum value options-pricing model with the following assumptions:

	2002	2003	2004
Dividend yield	None	None	None

Expected volatility	2.45	2.23	1.64

Risk-free interest rate	1.82%	3.21%	4.24%

Expected life	5.0	5.0	5.0

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

Sale / Disposal of Assets

During 2004 the Company disposed of equipment and software with an original purchase price of $31,494 and accumulated depreciation of $31,494.  GlobalSCAPE recognized no gain or loss related to the disposal of these assets.  During 2003 the Company disposed of equipment and software with an original purchase price of $69,738 and accumulated depreciation of $68,252.  GlobalSCAPE recognized a loss of $1,486 related to the disposal of these assets. There were no disposals of fixed assets during 2002.

Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.  Amortization expense for these costs amounted to approximately $51,000 in 2002.  These software development costs were amortized using the straight-line method over a three-year period and are only those costs incurred in the development of products that are sold to external customers and not used for internal purposes. These software development costs are not related to those costs incurred for the acquisition of software products or titles.  For the years 2002, 2003 and 2004, we spent approximately $848,000, $945,000 and $728,000, respectively, on research and development.  No research and development expenses were capitalized in 2002, 2003 or 2004 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Other Long-Term Assets

Costs incurred for the acquisition of CuteFTP were capitalized and amortized over the estimated useful life of five years using the straight-line method.  The Core Software Technology on the balance sheet represents the purchase of the source code and related trademark for CuteFTP and the related amortization of these costs.  GlobalSCAPE recognized amortization expense related to CuteFTP of approximately $180,000 and $135,000 in 2002 and 2003, respectively.  The asset was fully amortized at December 31, 2003.

Other assets include deposits for facilities, which are anticipated to be refunded to the Company upon termination of the lease.

Other Long-Term Liabilities

Other long-term liabilities relate to deferred payments of rent expense.  The total amount of base lease payments is being charged to expense on the straight-line method over the term of the lease.

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

	Year ended December 31,
	2002 (1)	2003 (2)	2004 (3)
Numerators

Numerator for basic and diluted earnings per share:

Net income (loss)	$(613,375)	$(643,001)	$200,423

Denominators

Denominators for basic earnings per share:

Weighed average shares outstanding-Basic	13,279,263	13,361,706	13,668,800

Dilutive potential common shares:

Stock Options	—	—	593,996

Denominator for dilutive earnings per share	13,279,263	13,361,706	14,262,796

Net income (loss) per common share	$(0.05)	$(0.05)	$0.01

Net income (loss) per commons share – assuming dilution	$(0.05)	$(0.05)	$0.01

(1)          For the year ended December 31, 2002, 2,965,671 options have not been included in dilutive shares as the effect would be anti-dilutive.

(2)          For the year ended December 31, 2003, 1,856,171 options have not been included in dilutive shares as the effect would be anti-dilutive.

(3)          For the year ended December 31, 2004, 882,000 options have not been included in dilutive shares as the effect would be anti-dilutive.

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

Stock Options

In December 2004, FASB issued Statement No. 123-R, Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments.  Effective in the third quarter of 2005, SFAS 123-R will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations.  The statement also requires that such transactions be accounted for using the fair –value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.  We currently are evaluating the impact of Statement 123-R on our financial condition and results of operations.

2.                                      Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts.  The activity of the Company’s allowance for doubtful accounts for the years ended December 31, 2002, 2003 and 2004 is presented in the following table:

Balance at		Charged to		Balance at
Year Ended	Beginning	Income or		End of
December 31	of Period	Expense	Deductions (1)	Period

2002	$25,104	$102,261	$(68,938)	$58,427
2003	58,427	14,508	(29,354)	43,581
2004	43,581	(17,087)	(16,299)	10,195

(1)  Represents amounts written off as uncollectible accounts receivable.

3.                                      Debt

The Company has obtained a $250,000 revolving line of credit agreement with a commercial bank.  The line of credit expired in December 2004, when it was renewed and extended through March 2006. The line is due on demand, but if no demand then in March 2006.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The rate at December 31, 2004 was 7.25%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts receivable and property and equipment.  The Company borrowed $100,000 on September 11, 2003 under this agreement.  This amount remained outstanding as of December 31, 2003 and was repaid in February 2004.

4.                                      Commitments and Contingencies

Capital Leases

The Company had financed the acquisition of certain fixed assets through capital lease obligations.  These obligations were paid in full in 2004. As of December 31, 2004 GlobalSCAPE had no capital lease obligations.

Property and equipment at December 31, 2003 and 2004 includes $227,000 for assets held under capital leases, less associated accumulated depreciation of $203,000 and $227,000, respectively.  Depreciation for assets held under capital leases is included in depreciation and amortization expense.

Operating Leases

Minimum future lease payments on non-cancelable operating leases for office facilities are as follows for the years ending December 31:

2005	190,659
2006	190,659
2007	190,659
Thereafter	95,329
$667,306

This lease provides the Company with two successive 5-year renewal options.  Operating lease expense amounted to approximately $180,000 in each of 2002, 2003 and 2004.

Contingencies

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. There are no pending claims against the Company that would have a material adverse effect on the financial statements of the Company.

5.                                      Related Party Transactions

On June 11, 2002, ATSI sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann.  Contemporaneously with this transaction, GlobalSCAPE agreed to compromise and settle a $612,304 inter-company balance owed to it by ATSI, which resulted in charges to GlobalSCAPE of  $392,905.  The balance was settled for (i) $200,000 in cash from ATSI; (ii) NTFC Capital Corporation’s release of GlobalSCAPE as a co-borrower on a capital lease executed by ATSI in 1999, and (iii) ATSI’s agreement to provide $50,000 worth of transition support services to GlobalSCAPE over the nine months ending March 11, 2003, including payroll administration and GlobalSCAPE’s continued use of a shared accounting platform.  However, the Company completed its transition from ATSI’s payroll and accounting systems during the third quarter of 2002 and expensed the remainder of the support services, approximately $46,000, during the third quarter of 2002.  In addition, prepaid insurance coverage under a joint policy with ATSI was lost to GlobalSCAPE as a result of the change in control, resulting in a charge against GlobalSCAPE’s prepaid assets of $27,083 during the second quarter of 2002.

During the period from January 1, 2002 to June 11, 2002, ATSI incurred various expenses for the joint benefit of ATSI and GlobalSCAPE such as premiums for health and general business insurance.  ATSI allocated a portion of these expenses to GlobalSCAPE based on GlobalSCAPE’s proportionate use of the services.  The amounts allocated to GlobalSCAPE were not necessarily indicative of the amounts that would have been incurred if GlobalSCAPE had acquired these services on its own, nor of the amounts that will be charged in the future.  However, management believes the method of allocation was reasonable.  Expenses for these services in the amount of $40,131 for the period beginning January 1, 2002 and ending June 11, 2002 were charged to GlobalSCAPE by ATSI and are reflected in the statement of operations.  Also during 2002, the Company made various loans to ATSI with interest of 12% per annum.

On June 21, 2002, GlobalSCAPE, Inc. announced the termination of its CEO, Tim Nicolaou.  Mr. Nicolaou resigned from the Board of Directors and received $190,000 in severance payments as provided by his employment agreement and continued to receive health benefits paid by the Company for a period not to exceed twelve months, the cost of which was expensed in 2002.

On March 30, 2004, the Company obtained a $200,000 line of credit with the Brown and Mann-GlobalSCAPE Joint Venture.  The line of credit was available after June 21, 2004 if the Company failed to extend a line of credit with a bank and matured on December 31, 2004.  The line of credit with the partnership was not renewed.  The interest rate was subject to change and was indexed to the prime rate published in the Wall Street Journal.  In connection with the line of credit, GlobalSCAPE entered into a

Commercial Security Agreement with the Brown and Mann-GlobalSCAPE Joint Venture whereby GlobalSCAPE granted a security interest in all its accounts receivable and property and equipment.   The Brown and Mann-GlobalSCAPE Joint Venture is 70% owned by Thomas W. Brown and 30% owned by David L. Mann, both of whom are members of GlobalSCAPE’s Board of Directors. In October 2004 the Brown and Mann-GlobalSCAPE Joint Venture distributed all shares held by the partnership to its two partners with the exception of 17,856 shares.

6.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2003	2004
Total deferred tax liabilities	$—	$—

Deferred tax assets:
Accrued expenses	29,292	—
Allowance for doubtful accounts	15,428	3,466
Deferred revenue	47,766	—
Depreciation and amortization	17,305	56,696
Net operating loss carryforwards	430,559	424,691
Total deferred tax assets	540,350	484,853
Valuation allowance for deferred tax assets	540,350	484,853
Net deferred tax assets	$—	$—

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	2002	2003	2004
Taxes computed at federal statutory rate	$(148,986)	$(218,620)	$68,655
Increases (decreases) in taxes resulting from:
State taxes, net of federal benefit	18,658	924	983
Non-deductible incentive stock option compensation charges	(21,215)	—	—
Other non-deductible expenses	2,800	2,581	2,368
Change in valuation allowance	323,835	216,515	(55,497)
Other	110	—	(15,020)
Total	$175,202	$1,400	$1,489

At December 31, 2004, the Company has available net operating loss carryforwards of approximately $1,249,000, which expire beginning in the year 2020.

7.                                      Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees with at least six months of service.  Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations.  The plan provides for employer matching and discretionary contributions, the amounts of which are to be determined annually by the Board of Directors.  The Company made contributions to the plan of $7,347, $7,533 and $6,910 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), and elected to use the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.  No options were issued below fair value for the years ended December 31, 2003 and 2004.

During the second, third and fourth quarters of 2004, 261,000, 105,000 and 215,000 options were granted to various employees at an average exercise price of $0.15 per share.

Supplemental Disclosures for Stock Options

The following table shows the number of options granted, cancelled and exercised for all option plans for the three years ending December 31, 2004.

	Number of	Weighted Avg.
	Shares	Exercise Price
2002
Outstanding December 31, 2001	3,557,480	$0.41
Granted	24,000	0.13
Expired	289,380	0.79
Exercised	326,429	0.07
Outstanding December 31, 2002	2,965,671	0.40

2003
Granted	56,000	0.20
Expired	1,035,500	0.72
Exercised	130,000	0.0132
Outstanding December 31, 2003	1,856,171	0.2454

2004
Granted	581,000	0.15
Expired	182,500	0.28
Exercised	284,600	0.0132
Outstanding December 31, 2004	1,970,071	$0.2474

The following table shows information about outstanding stock options at December 31, 2004.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.0132	565,571	5.89	$0.0132	565,571	$0.0132
$ 0.12 - $0.20	548,500	9.59	0.151	8,580	0.200
$ 0.464	856,000	6.29	0.464	856,000	0.464
$ 0.0132 - $0.464	1,970,071	7.09	$0.2474	1,430,151	$0.2841

9.                                      Quarterly Financial Information (unaudited)

	Fiscal Year 2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,120,186	$1,309,708	$1,336,682	$1,080,543
Total operating expenses	1,727,968	1,207,219	1,251,682	1,295,349
Net income (loss) before provision for income taxes	(610,416)	101,582	83,984	(216,751)
Net income (loss)	(610,416)	101,582	82,584	(216,751)

Net income (loss) per share:
Basic	$(0.05)	$0.01	$0.01	$(0.02)
Diluted	$(0.05)	$0.01	$0.01	$(0.02)
Weighted average shares outstanding:
Basic	13,358,619	13,358,619	13,358,619	13,370,902
Diluted	13,358,619	14,284,107	14,275,292	13,370,902

	Fiscal Year 2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,172,137	$1,287,797	$1,270,223	$1,200,502
Total operating expenses	1,377,737	1,083,595	1,135,252	1,133,651
Net income (loss) before provision for income taxes	(205,600)	204,202	134,971	66,851
Net income (loss)	(205,600)	204,202	134,971	66,851

Net income (loss) per share:
Basic	$(0.02)	$0.01	$0.01	$0.00
Diluted	$(0.02)	$0.01	$0.01	$0.00
Weighted average shares outstanding:
Basic	13,488,619	13,638,995	13,773,219	13,773,219
Diluted	13,488,619	14,154,174	14,303,786	14,367,215

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 16, 2004 GlobalSCAPE, Inc. dismissed Ernst & Young LLP as its independent auditor. Also, on September 16, 2004 it named Helin, Donovan, Trubee & Wikinson, LLP as its independent public accountant for the year ended December 31, 2004. Each of these actions was approved by the Company’s Board of Directors

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report, our President and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s disclosure controls and procedures (as defined SEC Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) and concluded that the controls and procedures are effective in recording, processing, summarizing and reporting the information required to be disclosed by GlobalSCAPE in the reports it files with the SEC under the Exchange Act within the time periods specified in the SEC’s rules and forms.  There has been  no change in our internal controls over financial reporting during the most recent fiscal quarter that has  materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K as to Directors is incorporated herein by reference to such information included in our Proxy Statement for the 2005 Annual Meeting of Stockholders. Also see Item 4A of Part I of this Form 10-K.  The information called for by Item 10 of Form 10-K as to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to such information included in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President (its chief executive officer) and its Vice President of Finance and Operations (its chief financial officer).  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

Thomas F. Farar

Chief Financial Officer

GlobalSCAPE, Inc.

6000 Northwest Parkway, Suite 100

San Antonio, Texas  78249

Item 11. Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2005 Annual Meeting of Stockholders, except for those parts under the captions “Board Report on Executive Compensation” and “Report on Repricing of Options”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement of the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information call for by Item 14 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement of the 2005 Annual Meeting of Stockholders

PART IV

Item 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)(1)                    Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

•                  Consolidated balance sheets - December 31, 2003 and 2004

•                  Consolidated statements of operations - Years ended December 31, 2002, 2003 and 2004

•                  Consolidated statements of stockholders’ equity - Years ended December 31, 2002, 2003 and 2004

•                  Consolidated statements of cash flows - Years ended December 31, 2002, 2003 and 2004

•                  Notes to consolidated financial statements - December 31, 2004

(2)                      Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)                      Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company dated April 17, 1996 (Filed as Exhibit 3.1 to Form 10 filed May 12, 2000).
3.2	Certificate of Renewal and Revival of Certificate of Incorporation for the Company dated February 16, 1999 (Filed as Exhibit 3.2 to Form 10 filed May 12, 2000).
3.3	Certificate of Amendment of Certificate of Incorporation dated May 11, 2000 (Filed as Exhibit 3.3 to Form 10 filed May 12, 2000).
3.4	Certificate of Amendment to Certificate of Incorporation dated September 5, 2000 (Filed as Exhibit 3.5 to Form 10, Amendment No. 2, filed September 12, 2000)
3.5	Bylaws of the Company (Filed as Exhibit 3.4 to Form 10 filed May 12, 2000).
3.6	Amended and Restated Bylaws of the Company effective as of September 1, 2000 (Filed as Exhibit 3.6 to Form 10, Amendment No. 2, filed September 12 2000).
3.7	Amended and Restated Bylaws of GlobalSCAPE effective as of October 10, 2000 (Filed as Exhibit 10.1 to Form 8-K filed October 10, 2000).
3.8	Amended and Restated Bylaws of GlobalSCAPE effective as of January 30, 2003 (Filed as Exhibit 3.8 to Annual Report on Form 10-K filed March 31, 2003).
4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Annual Report on Form 10-K filed April 2, 2001).
*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10 filed May 12, 2000).
*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10 filed May 12, 2000).
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

*10.12	Bonus letter for Sandra Poole-Christal in connection with grant of 808,571 options under 1998 Stock Option Plan (Filed as Exhibit 10.19 to Annual Report on Form 10-K filed April 1, 2002).
*10.13	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Sandra Poole Christal dated April 20, 2001 (Filed as Exhibit 10.20 to Annual Report on Form 10-K filed April 1, 2002).
*10.14	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Annual Report on Form 10-K filed April 1, 2002).
21	Subsidiaries (filed herewith).
23.1	Consent of Helin, Donovan, Trubee & Wilkinson, LLP (filed herewith).
23.2	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d - 14(a) Certification of Charles R. Poole, President and Chief Operating Officer of GlobalSCAPE, Inc. (filed herewith).
31.2	Rule 13a-14(a)/15d - 14(a) Certification of Thomas F. Farar, Chief Financial Officer (filed herewith).
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 24, 2005.

GlobalSCAPE, Inc.

By:	/s/ Charles R. Poole
Charles R. Poole
President and Chief Operating Officer

By:	/s/ Thomas F. Farar
Thomas F. Farar
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 24, 2005.

Signature	Title

/s/ Charles R. Poole	President, COO and Director
Charles R. Poole	(Principal Executive Officer)

/s/ Thomas W. Brown	Chairman of the Board and Director
Thomas W. Brown

/s/ David L. Mann	Director
David L. Mann

/s/ Thomas F. Farar	Chief Financial Officer,
Thomas F. Farar	Treasurer, Secretary
(Principal Accounting and Financial Officer)