Form 10-Q
period 2005-03-31
GLOBALSCAPE INC
filed 2005-05-06
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number:               000-30617

GlobalSCAPE, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2785449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6000 Northwest Parkway, Suite 100 San Antonio, TX	78249
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock at May 6, 2005 was 13,773,219.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2005

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® and are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, PublishXML and SnapEdit are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	March 31,
	2004	2005
		(unaudited)
Assets
Current assets:
Cash	$572,959	$716,983
Accounts receivable (net of allowance for doubtful accounts of $10,195 and $9,410 at December 31, 2004 and March 31, 2005, respectively)	148,534	296,627
Prepaid expenses	91,144	48,032
Total current assets	812,637	1,061,642

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	245,601	256,708
Equipment	608,718	601,026
Leasehold improvements	167,762	167,762
	1,355,001	1,358,416
Accumulated depreciation and amortization	1,207,663	1,205,269
Net property and equipment	147,338	153,147

Other assets:
Other	11,882	11,881

Total assets	$971,857	$1,226,670

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	March 31,
	2004	2005
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,117	$116,194
Accrued expenses	170,654	254,296
Deferred revenue	178,117	199,445
Total current liabilities	470,888	569,935

Long-term liabilities:
Other long-term liabilities	28,038	25,234
Total long-term liabilities	28,038	25,234

Total liabilities	498,926	595,169

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,773,219 shares issued and outstanding at December 31, 2004 and March 31, 2005	13,773	13,773
Additional paid-in capital	675,365	675,365

Retained earnings (deficit)	(216,207)	(57,637)

Total stockholders’ equity	472,931	631,501
Total liabilities and stockholders’ equity	$971,857	$1,226,670

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2004	2005
Operating revenues:
Software product revenues	$1,127,219	$1,298,674
Maintenance, support and other revenues (net of deferred revenues)	$44,918	$123,707
Total operating revenues	$1,172,137	$1,422,381

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	98,678	81,558
Selling, general and administrative expenses	976,914	972,995
Research and development expenses	245,631	178,765
Depreciation and amortization	55,794	29,100
Total operating expense	1,377,017	1,262,418
Income (loss) from operations	(204,880)	159,963

Other income (expense):
Interest expense	(720)	(328)
Total other income (expense)	(720)	(328)
Income (loss) before income taxes	(205,600)	159,635

Income tax expense (benefit):
Current:
Federal	—	—
State	—	1,065
Deferred:
Federal	—	—
State	—	—
Total income tax provision (benefit)	—	1,065

Net income (loss)	$(205,600)	$158,570

Net income (loss) per common share-basic	$(0.02)	$0.01
Net income (loss) per common share-assuming dilution	$(0.02)	$0.01

Average shares outstanding:
Basic	13,488,619	13,773,219
Diluted	13,488,619	14,366,506

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2004	2005
Operating Activities:
Net Income (loss)	$(205,600)	$158,570
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Bad debt expense	(7,258)	(299)
Depreciation and amortization	55,794	29,100
Changes in operating assets and liabilities:
Accounts receivable	24,752	(147,794)
Prepaid expenses	13,876	43,112
Accounts payable	(4,783)	(5,923)
Accrued expenses	63,539	83,642
Deferred revenues	6,110	21,328
Other long-term liabilities	(2,804)	(2,804)
Net cash (used in) provided by operating activities	(56,374)	178,932
Investing Activities:
Purchase of property and equipment	(8,321)	(34,908)
Net cash used in investing activities	(8,321)	(34,908)
Financing Activities:
Principal payments on notes payable	(100,000)	—
Principal payments on capital lease obligations	(15,294)	—
Net cash used in financing activities	(115,294)	—
Net increase (decrease) in cash	(179,989)	144,024
Cash at beginning of period	342,433	572,959
Cash at end of period	$162,444	$716,983

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

Nature of Business

GlobalSCAPE, Inc. (collectively referred to as “GlobalSCAPE” or “the Company”), founded in April 1996, develops and distributes and supports Internet related software. The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP and CuteFTP Pro accounted for approximately 69% and 63% of total revenues in 2004 and the first three months of 2005, respectively.  The Company is organized and operates as one segment and markets its products through the Internet, an internal sales force and through resellers.

Corporate Structure

All of the Company’s operations are conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.  GlobalSCAPE Inc. is approximately 71% owned by Thomas Brown and David Mann, individually, with the remainder held publicly.  GlobalSCAPE, Inc. is a holding company and conducts no operations, however, the stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board.  References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

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

The Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes included in GlobalSCAPE’s Annual Report on Form 10-K for the year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements include all subsidiaries.  All inter-company transactions and balances have been eliminated.

Liquidity

The Company has improved its positive working capital position through a combination of revenue growth, expense control and net income over the last 4 quarters, including the quarter ended March 31, 2005. The Company incurred significant operating losses during the year ended December 31, 2003 and the quarter ended March 31, 2004. In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the organization.  The Company is meeting its higher revenue targets, further improving the Company’s liquidity position.

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence.  Sales of these two products, which represented 63% of the Company’s revenues in the first quarter of 2005, declined approximately 8% as a percentage of revenue from the same quarter in the previous year, although revenue for these two products increased approximately 8%.  The increase in combined sales was due to a 39% decline in sales of CuteFTP and a sales increase of CuteFTP Pro of approximately 66% from the first quarter of 2004 to the first quarter of 2005. Sales of Secure Server, the companion product to CuteFTP Pro, increased approximately 16% from the fourth quarter of 2004 to the first quarter of 2005 and 94% from the first quarter of 2004 to the first quarter of 2005.  Sales of Secure Server accounted for approximately 15% and 9% of total revenues in the first quarter of 2005 and 2004, respectively. Total revenues increased approximately 21% when comparing the first 3 months of 2004 to 2005.

The Company renewed a $250,000 revolving line of credit agreement in December 2004, which is due on demand, but if no demand is made, then on March 31, 2006. The interest rate is subject to change and is indexed to the bank’s prime rate. The initial rate is 7.25%. In connection with the line of credit, GlobalSCAPE entered into a commercial security agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts and equipment.  The Company has not borrowed under this agreement in 2005. The credit facility is available to the Company at any point during its term.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Sale / Disposal of Assets

During the first quarter of 2004, the company did not sell or dispose of any fixed assets.  The Company did write-off $31,494 in fully depreciated assets during the first quarter of 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for the three months ended March 31, 2004 and 2005 follows:

	Three months ended March 31,
	2004	2005
Net income(loss), as reported	$(205,600)	$158,570
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(8,886)	(4,047)
Pro forma net loss	$(214,486)	$154,523

Loss per share:
Basic- as reported	$(0.02)	$0.01
Basic- pro forma	$(0.02)	$0.01

Diluted- as reported	$(0.02)	$0.01
Diluted- pro forma	$(0.02)	$0.01

During the first quarter of 2005, no options were granted, 10,000 were forfeited and none expired.

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

	Three months ended March 31,
	2004	2005
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$(205,600)	$158,570

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	13,488,619	13,773,219

Dilutive potential common shares
Stock options (1)	—	593,287
Denominator for dilutive earnings per share	13,488,619	14,366,506

Net income (loss) per common share	$(0.02)	$0.01
Net income (loss) per common share – assuming dilution	$(0.02)	$0.01

(1)          For the three months ended March 31, 2004 1,856,171 options have not been included in dilutive shares, as the effect would be anti-dilutive.  For the three months ended March 31, 2005, 882,000 options have not been included in dilutive shares, as the effect would be anti-dilutive.

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

Overview

GlobalSCAPE develops and distributes Internet related software including File Management, Content Management and Web development tools.  We distribute our software primarily via download from our Internet website.  During 2004 and the first three months of 2005, approximately 64% of our revenues, were generated from customers within the United States, with the remaining 36% concentrated mostly in Western Europe, Canada and Australia.

•                  Content Management Products – Our Content Management Products help non-technical business users update and manage Web Site content without excessive training. The product line includes PublishXML and PureCMS.

•                  File Management Products – Our File Management products are best known for the “CuteFTP” product line. They primarily consist of products that help users move and copy files on the Internet. A substantial portion of our revenues are derived from licensing our File Management products. Some of our products encrypt the transfers for security using technology similar to a Web browser. Our File Management product line includes CuteFTP Home, Cute FTP Professional, SecureFTP Server, Enhanced File Transfer, Cute FTP Server and CuteZIP.

•                  Web Development Products – Our Web Development Products help Web developers create Web sites. They provide a wide range of capabilities such as creating Web sites from a template, direct editing of Web based computer code and creating Web surveys. Our Web Development product line includes CuteSITE Builder, CuteHTML, CuteHTML Pro, CuteMAP and Web Survey.

CuteFTP and CuteFTP Pro accounted for approximately 69% and 63% of total revenues in 2004 and in the first quarter of 2005, respectively.  Sales of these products declined approximately 8% as a percentage of revenue when comparing the first quarter of 2004 to the first quarter of 2005, although revenue for these products increased approximately 8%.  The decline as a percentage of revenue was due to an increase in sales of other products such as SecureFTP Server and Enhanced File Transfer.

GlobalSCAPE’s goal is to continue to enhance our SecureFTP Server and Enhanced File Transfer products to meet the needs of our customers and the enterprise market. Total revenues increased over 21%

from the first quarter of 2004 to the first quarter of 2005 due to stronger sales of CuteFTP Pro, SecureFTP Server and the introduction of PublishXML, Enhanced File Transfer and MacFTP Pro.

Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, CuteFTP may have reached such a point in its lifecycle.  Management believes that the market for stand-alone FTP clients for home consumers may be declining.  However, we have not seen the same decline in the market for secure FTP clients and servers such as CuteFTP Pro, Secure Server and Enhanced File Transfer, which we believe better target the needs of businesses.

Our strategy is to continue enhancing our file transfer products across the board to meet the demands of both individual and enterprise users, while improving our current product line. Our success in 2005 is, to a great extent, dependent on our ability to market and sell our Enhanced File Transfer to enterprise users and continue to enhance our current products. We are continuing to address security issues for our customers for future releases. We plan on releasing additional versions of our Enhanced File Transfer product this year.  In general, our success depends on our ability to introduce new products and the market’s acceptance of these products.  We released new versions of CuteFTP, CuteFTP Pro and Secure Server early in 2005.

Liquidity and Capital Resources

 The Company continues to improve its positive working capital position through a combination of revenue growth and expense reductions, that has resulted in net income over the last four quarters, including the quarter ended March 31, 2005. The Company incurred significant operating losses during the three years ending December 31, 2003 and in the first quarter of 2004.  In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP Home and CuteFTP Professional, which accounted for 71% and 63% of our revenues in the three months ended March 31, 2004 and 2005 respectively.  Although there was a decline in the percentage of revenue for these two products, the revenue from them increased approximately $66,000. Much of the decline in percentage of revenues from the sale of these two products was offset by sales of other products in the first quarter of 2005, namely, SecureFTP Server, CuteHTML PRO, MacFTP Pro, Enhanced File Transfer and PublishXML.  Total revenues increased 21% when comparing the first quarter of 2005 to the same period in 2004.

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

Net cash provided by operating activities was $178,932 for the three months ended March 31, 2005 as compared to $56,374 used in the three months ended March 31, 2004.  Cash provided in operations for the three months ended March 31, 2005, was primarily the result of net income and depreciation and amortization, and to a lesser extent increases, accrued expenses, and deferred revenue offset by a increase in accounts receivable and decrease in accounts payable.  The increase in sales to businesses has resulted in an increase in accounts receivable.

Net cash used in investing activities for the three months ended March 31, 2004 and 2005 was  $8,321 and $34,908, respectively.  In both periods, the cash used in investing activity was primarily for the purchase of computers and software.

Net cash used in financing activities during the three months ended March 31, 2004  was $115,294.  We made principal payments of $15,294 on capital lease obligations and we made a principal payment of $100,000 on a bank line of credit during the three months ended March 31, 2004. We had no cash provided by or used in investing activities during the three months ended March 31, 2005.

As of March 31, 2005, we had $716,983 in cash, current assets of $1,061,642 and current liabilities of $569,935, resulting in working capital of $491,707.  Our principal commitments consisted of obligations outstanding under operating leases, sales bonuses, royalty agreements with third parties and trade accounts payable.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. The facility that we currently occupy is expected to be sufficient for our growth over the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2005.

The following table sets forth the future minimum payments required under contractual commitments at March 31, 2005:

	Payments Due by Fiscal Year
Contractual Obligations	2005 (1)	2006	2007	2008	Thereafter	Total
Operating Lease	$142,994	$190,659	$190,659	$95,330	—	$619,642
Equipment Leases	4,693	6,257	3,105	—	—	14,055
Total Cash Obligations	$147,687	$196,916	$193,764	$95,330	—	$633,697

(1)          Amounts for 2005 reflect the future minimum payments for the remaining nine months of the fiscal year.

Critical Accounting Policies

Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts receivable, long-lived and intangible assets, income taxes and contingencies.  Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances.  Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent form other sources.  Actual results may differ from the estimates under different assumptions or conditions.

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

We also sell technical support and maintenance agreements (post contract customer support “PCS”), which are sometimes bundled with the software.  When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately.  In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable.  Revenue allocated to PCS is recognized ratably over the contractual term, typically one year

The Company began selling technical support and maintenance services for some of its software products in 2001.  Deferred revenue grew to a balance of approximately $140,000 and $178,000 at December 31, 2003 and  2004, respectively. Sales of these agreements continued to grow into the first quarter of 2005 with more deferrals that are due largely to the enterprise type software they are supporting. If the level of sales of technical support and maintenance agreements remains the same or declines, the balance of deferred revenues will stabilize or decline. However if sales grow, the balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in 2004 or the first three months of 2005.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2004 or the first three months of 2005.

Stock-Based Compensation

The company has adopted Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, and elected to use the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price.

In the first quarter of 2005, no options were granted, 10,000 options were forfeited and none expired.

In December 2004, FASB issued Statement No. 123-R, Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments.  Effective in the third quarter of 2005, SFAS 123-R will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations.  The statement also requires that such transactions be accounted for using the fair –value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.  This change in accounting will be required in the third quarter of 2005 and will result in increased compensation expense for stock options over their vesting period.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the three months ended March 31, 2004 and 2005, we spent approximately $245,631 and $178,765, respectively, on research and development.  No research and development expenses were capitalized in either period and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

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

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards at December 31, 2004 and March 31, 2005, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating loss carryforwards.

Comparison of the Three Months ended March 31, 2004 and 2005

	2004	2005	$ Change	% Change
Software product revenues	$1,172,137	$1,422,381	$250,244	21%
Cost of revenues	98,678	81,558	(17,120)	(17)%
Selling, general and administrative Expenses	976,914	972,995	(3,919)	(0.4)%
Research and development expenses	245,631	178,765	(66,866)	(27)%
Depreciation and amortization	55,794	29,100	(26,694)	(48)%
Total operating expense	1,377,017	1,262,418	114,599	(8)%
Income (loss) from operations	(204,880)	159,963	364,843
Interest expense	720	328	(392)	(54)%
Income tax expense	—	1,065	1,065
Net income (loss)	(205,600)	158,570	364,170

Revenue.  For the three months ended March 31, 2004 and 2005, total revenues increased $250,244 or approximately 21% from $1,172,137 to $1,422,381 due to an increase in sales of CuteFTP Pro, SecureFTP Server and the introduction of MacFTP Pro, PublishXML and Enhanced File Transfer. Subsequent to the quarter ended March 31, 2004. Combined revenues from CuteFTP and CuteFTP Pro increased approximately 8% over the comparable periods and accounted for approximately 63% of total revenues for the three months ended March 31, 2005.  Sales of CuteFTP fell approximately 39% between periods while sales of CuteFTP Pro increased approximately 66%.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues decreased $17,120 or 17% between periods from $98,678 for the three months ended March 31, 2004 to $81,558 for the three months ended March 31, 2005.  Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH.  The GlobalSCAPE software products associated with each of the companies are PureCMS / Publish XML, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro, and Mac FTP Pro, respectively.

 Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended March 31, 2004 and 2005, selling, general and administrative expenses were $976,914 and $972,995, respectively, a decrease of less than 1%.

Research and Development.  Research and development expenses decreased $66,866 or 27% between periods, from $245,631 to $178,765. The decrease was due to decreased expenditures for external development resources and reduced internal staffing costs.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs. Depreciation and amortization expense decreased from $55,794  to $29,100, a decline of approximately 48%.  This decrease was due primarily to a reduction in depreciation expense as fixed assets come to the end of their depreciable life as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the three months ended March 31, 2004 and 2005, interest expense decreased from $720 to $328, respectively.  The majority of interest expense incurred during these periods was related to financing of insurance premiums.

Income Taxes.  We recognized no benefit related to the net loss in the first three months of 2004 because we cannot be certain of the future period recoverability of tax assets generated from available net operating losses. There was no provision for state income or federal income taxes in 2004.

Although we recorded net income for the three months ended March 31, 2005, we did not recognize a tax liability related to this net income. The amount of current tax expense generated for the three months ending March 31, 2005 was offset by a reduction in the valuation allowance posted in prior periods against deferred tax assets.   As discussed in our Annual Report on Form 10K, we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net Income (Loss).  GlobalSCAPE incurred a net loss of ($205,600) and net income of $158,570 for the three months ended March 31, 2004 and 2005, respectively. This was a positive turnaround of $364,170 quarter over quarter in net income. The net loss in the three months ended March 31, 2004 was the result of lower than expected revenues and expenses related with the layoff of 9 employees in February

2004. The net income in the three months ended March 31, 2005 was largely due to the approximate 21% increase in revenues, and an approximate 8% improvement in overall operating expenses.

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

In the three months ended March 31, 2005, approximately 36% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of this currency translation will not be material to our business.

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

None in the first quarter of 2005.

Item 3.

Defaults Upon Senior Securities

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

None in the first quarter of 2005.

Item 5.

Other Information

None in the first quarter of 2005.

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1. (b) None filed in the first quarter of 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

May 6, 2005	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Operating Officer

May 6, 2005	By:	/s/ Thomas F. Farar
Date		Thomas F. Farar
Chief Financial Officer