Form 10-Q
period 2005-06-30
GLOBALSCAPE INC
filed 2005-08-02
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the registrant’s common stock at July 29, 2005 was 13,773,219.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2005

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML and SnapEdit are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Balance Sheets

	December 31,	June 30,
	2004	2005
		(unaudited)
Assets
Current assets:
Cash	$572,959	$985,263
Accounts receivable (net of allowance for doubtful accounts of $10,195 and $18,029 at December 31, 2004 and June 30, 2005, respectively)	148,534	574,728
Prepaid expenses	91,144	44,434
Total current assets	812,637	1,604,425

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	245,601	273,197
Equipment	608,718	593,032
Leasehold improvements	167,762	167,761

	1,355,001	1,366,910
Accumulated depreciation and amortization	1,207,663	1,209,234
Net property and equipment	147,338	157,676

Other assets:
Other	11,882	11,882
Total other assets	11,882	11,882
Total assets	$971,857	$1,773,983

GlobalSCAPE, Inc.

Balance Sheets

	December 31,	June 30,
	2004	2005
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,117	$61,099
Accrued expenses	170,654	277,681
Deferred revenue	178,117	255,658
Total current liabilities	470,888	594,438

Long-term liabilities:
Other long-term liabilities	28,038	22,430
Total long-term liabilities	28,038	22,430

Total Liabilities	498,926	616,868

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,773,219 and 13,773,219 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	13,773	13,773
Additional paid-in capital	675,365	675,365
Retained earnings (deficit)	(216,207)	467,977

Total stockholders’ equity	472,931	1,157,115
Total liabilities and stockholders’ equity	$971,857	$1,773,983

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Operating revenues:
Software product revenues	$1,258,209	$1,612,687	$2,377,281	$2,921,553
Maintenance, support and other revenues (net of deferred revenue)	29,588	206,689	82,653	320,204
Total operating revenues	1,287,797	1,819,376	2,459,934	3,241,757

Cost of revenues (exclusive of depreciation and amortization shown separately below)	93,837	77,819	192,515	159,377
Selling, general and administrative expenses	798,436	986,570	1,775,351	1,959,374
Research and development expenses	141,102	205,043	386,733	383,809
Depreciation and amortization	50,220	24,315	106,014	53,415
Total operating expense	1,083,595	1,293,747	2,460,613	2,555,975
Income (loss) from operations	204,202	525,629	(679)	685,782

Other income (expense):
Interest expense	—	(206)	(720)	(725)
Gain (loss) on sale of assets	—	191	—	191
Total other income (expense)	—	(15)	(720)	(534)
Income (loss) before income taxes	204,202	525,614	(1,399)	685,248

Income tax expense (benefit):
Current:
Federal	—	—	—	—
State	—	—	—	1,065
Deferred:
Federal	—	—	—	—
State	—	—	—	—
Total income tax provision (benefit)	—	—	—	1,065

Net income	$204,202	$525,614	($1,399)	$684,183

Net income (loss) per common share- basic	$0.01	$0.04	$0.00	$0.05
Net income (loss) per common share- assuming dilution	$0.01	$0.04	$0.00	$0.05
Weighted average shares outstanding:
Basic	13,638,995	13,773,219	13,638,995	13,773,219
Diluted	14,154,174	14,584,284	13,638,995	14,515,873

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2004	2005
Operating Activities:
Net income (loss)	($1,399)	$684,183
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	(11,324)	9,717
Depreciation and amortization	106,014	53,415
Changes in operating assets and liabilities:
Accounts receivable	32,118	(435,911)
Prepaid expenses	3,888	46,710
Accounts payable	(148,316)	(61,018)
Accrued expenses	23,399	107,027
Deferred revenues	31,312	77,541
Other long-term liabilities	(5,607)	(5,607)
Net cash provided by operating activities	30,085	476,057
Investing Activities:
Purchase of property and equipment	(29,625)	(63,753)
Net cash used in investing activities	(29,625)	(63,753)
Financing Activities:
Issuance of common stock	3,756	—
Repayment of notes payable	(100,000)	—
Principal payments on capital lease obligations	(15,294)	—
Net cash used in financing activities	(111,538)	—
Net increase (decrease) in cash	(111,078)	412,304
Cash at beginning of period	342,433	572,959
Cash at end of period	$231,355	$985,263

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

GlobalSCAPE, Inc. (collectively referred to as “GlobalSCAPE” or “the Company”), founded in April 1996, develops and distributes Internet related software.  The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP Home and CuteFTP Professional accounted for approximately 70% and 56% of total revenues in 2004 and the first six months of 2005, respectively.  The Company is organized and operates as one operating segment and markets its products through the Internet, an internal sales force and through resellers.

Corporate Structure

All of the Company’s operations are conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.  GlobalSCAPE, Inc. is approximately 71% owned by Directors, Thomas W. Brown and David L. Mann, with the remainder held publicly.  GlobalSCAPE, Inc. is a holding company and conducts no operations, however, the stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board.  References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

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

Liquidity

The Company has improved its positive working capital position through a combination of revenue growth, expense control and improved net income over the last 5 quarters, including the quarter ended June 30, 2005. The Company incurred significant operating losses during the year ended December 31, 2003 and the quarter ended March 31, 2004. In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the organization.  The Company is meeting its higher revenue targets, further improving the Company’s liquidity position.

The Company is highly dependent on the sale of two software products, CuteFTP Home and CuteFTP Professional, which may be subject to technological and competitive obsolescence.  Sales of these two products, which represented 71% of the Company’s revenues in the second quarter of 2004, represented 51% of the Company’s revenues in the second quarter of 2005. Although the percentage of total revenue has decreased, revenue for these two products has increased by approximately 1% from the same quarter in the previous year. Total revenues increased by approximately 41% when comparing the second quarter of 2005 to the same period in 2004. Revenues from the sale of Enhanced File Transfer introduced in late 2004, represented approximately 21% of revenue in the second quarter of 2005.  Management is concentrating its efforts to increase market penetration of its Enhanced File Transfer products.

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

Sale / Disposal of Assets

During the first and second quarters of 2005, the Company sold or disposed of $20,351 in fixed assets, mainly older computer related equipment.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for the three months ended June 30, 2004 and 2005 follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Net Income, as reported	$204,202	$525,614	$(1,399)	$684,183
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(3,289)	(4,438)	(12,175)	(8,485)
Pro forma net income (loss)	$200,913	$521,176	$(13,574)	$675,698

Income (Loss) per share:
Basic- as reported	$0.01	$0.04	$0.00	$0.05
Basic- pro forma	$0.01	$0.04	$0.00	$0.05

Diluted- as reported	$0.01	$0.04	$0.00	$0.05
Diluted- pro forma	$0.01	$0.04	$0.00	$0.05

During the second quarter ended June 30, 2005, 469,000 options were granted to various employees at an average exercise price of $0.3172 per share. During the second quarter of 2005, there were no options exercised by employees and there were no stock options forfeited.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2005	2004	2005
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$204,202	$525,614	($1,399)	$684,183

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	13,638,995	13,773,219	13,638,995	13,773,219

Dilutive potential common shares
Stock options (1)	515,179	811,065	—	742,564
Denominator for dilutive earnings per share	14,154,174	14,584,284	13,638,995	14,515,873

Net income (loss) per common share	$0.01	$0.04	($0.00)	$0.05
Net income (loss) per common share – assuming dilution	$0.01	$0.04	($0.00)	$0.05

(1)          For the three and six months ended June 30, 2004, 1,193,000 and 1,758,571 options have not been included in dilutive shares, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2005, 1,686,417 and 1,618,006 options, have not been included in dilutive shares, as the effect would be anti-dilutive.

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

Overview

GlobalSCAPE develops and distributes Internet related software including File Management, Content Management and Web Development Tools.  We distribute our software primarily via download from our Internet website.  Our internal direct sales force revenue began exceeding Internet revenue in the second quarter of 2005, achieving a goal set by management. During 2004, approximately 65% of our revenues were generated from customers within the United States, with the remaining 35% concentrated mostly in Western Europe, Canada and Australia. In the second quarter of 2005, 64% of our revenues were generated from customers within the United States. We sell our products on the Internet, through resellers and through our internal sales force.

•                  Content Management Products – Our Content Management Products help non-technical business users update and manage Web Site content without excessive training. The product line includes PublishXML. Our PureCMS product will be phased out beginning in the third quarter of 2005.

•                  File Management Products – Our File Management products are best known for the “CuteFTP” product line. They primarily consist of products that help users move and copy files on the Internet. A substantial portion of our revenues are derived from licensing our File Management products. We offer both individual and enterprise levels of these products. Some of our products encrypt the transfers for security using technology similar to a Web browser. Our File Management product line includes CuteFTP Home, Cute FTP Professional, SecureFTP Server, CuteZIP and Enhanced File Transfer.

•                  Web Development Products – Our Web Development Products help Web developers create Web sites. They provide a wide range of capabilities such as creating Web sites from a template, direct editing of Web based computer code and creating Web surveys. Our Web Development product line includes CuteSITE Builder, CuteHTML, CuteMAP and Web Survey.

CuteFTP Home and CuteFTP Professional accounted for approximately 71% and 51% of total revenues in the quarters ended June 30, 2004 and 2005, respectively.  Revenue from the sales of these products increased approximately 1% when comparing the second quarter of 2004 to the second quarter of

2005.  The decline in the percentage of total revenues was due to an increase in sales of Enhanced File Transfer and Secure Server which accounted for approximately 21% and 18% of total revenues, respectively. We are continuing to improve on our Enhanced File Transfer and Secure Server products to meet the needs of our customers who are concerned with secure transfer of files on the internet. The Company made the decision to focus on the file transfer products, as they are the core of our revenues and will be in the future.

Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, CuteFTP Home and CuteFTP Professional may have reached such a point in their lifecycles.  Management believes that the market for stand-alone FTP clients for home consumers may be declining.  However, we have not seen the same decline in the market for secure FTP clients and servers such as CuteFTP Professional, Secure Server and Enhanced File Transfer which we believe better target the needs of businesses.

Our strategy is to continue enhancing our file transfer products across the board to meet the demands of both individual and enterprise users, while improving our current product line. Our success in 2005 is, to a great extent, dependent on our ability to market and sell our Enhanced File Transfer (EFT) to enterprise users. We introduced Enhanced File Transfer in late 2004; in the second quarter of 2005, EFT represented 21% of our total revenue. We are continuing to address security issues for our customers for future releases and will be releasing additional modules for our Enhanced File Transfer and Secure Server products. We plan on releasing additional versions of our Enhanced File Transfer product this year.  In general, our success depends on our ability to introduce new products and the market’s acceptance of these products.  We released new versions of CuteFTP, CuteFTP Pro and Secure Server early in 2005 and will again in late 2005. We anticipate continued growth in our secure transfer products.

Liquidity and Capital Resources

The Company continues to improve its positive working capital position through a combination of revenue growth and expense reductions; this has resulted in net income over the last five quarters, including the quarter ended June 30, 2005. The Company incurred significant operating losses during the three years ended December 31, 2003 and in the first quarter of 2004.  In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  As of June 30, 2005 the Company has employed 37 people.

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP Home and CuteFTP Professional, which accounted for 71% and 56% of our revenues in the six months ended June 30, 2004 and 2005 respectively.  Although these products declined as a percent of total revenue, the revenue from them actually increased. Newer products in the second quarter of 2005, namely, Enhanced File Transfer and Secure Server have increased total revenue and reduced the percentage of total revenue previously held by the two FTP products. Total revenues increased 41% when comparing the second quarter of 2005 to the same period in 2004.

Net cash provided by operating activities was $476,057 for the six months ended June 30, 2005 as compared to $30,085 in the six months ended June 30, 2004. Cash provided in operations for the six months ended June 30, 2005, was primarily the result of net income, and to a lesser extent, depreciation and amortization, accounts receivable, accrued expenses, and deferred revenue offset by accounts payable. The increase in sales to businesses has resulted in an increase in accounts receivable as well as deferred revenue.

Net cash used in investing activities for the six months ended June 30, 2004 and 2005 was $29,625 and $63,753, respectively.  The net cash used in both periods was mainly for the purchase of computer hardware and software.

Net cash used in financing activities during the six months ended June 30, 2004 and 2005 was $111,538 and $0, respectively.  Net cash used in financing activities for the period ended June 30, 2004 consisted of $15,294 in principal payments on capital lease obligations, a $100,000 repayment of a bank loan and $3,756 in receipts related to the exercise of stock options.

As of June 30, 2005 we had $985,263 in cash, current assets of $1,604,425 and current liabilities of $594,438, resulting in working capital of $1,009,987, a $917,644 improvement over the working capital at June 30, 2004.  Our principal commitments consisted of obligations outstanding under capital and operating leases as well as royalty agreements with third parties and trade accounts payable.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We expect that operating expenses will continue to be a material use of our cash resources as well.  The facility that we currently occupy is expected to be sufficient for our growth for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2005.

The following table sets forth the future minimum payments required under contractual commitments at June 30, 2005:

	Payments Due by Fiscal Year
Contractual Obligations	2005 (1)	2006	2007	2008	Thereafter	Total
Operating Lease	$95,329	$190,659	$190,659	$95,330	—	$571,977
Equipment Leases	3,129	6,257	3,105	—	—	12,491
Total Cash Obligations	$98,458	$196,916	$193,764	$95,330	—	$584,468

(1)          Amounts for 2005 reflect the future minimum payments for the remaining six months of the fiscal year.

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

The Company sells technical support and maintenance services for some of its software products.  Deferred revenue grew to a balance of approximately $178,117 at December 31, 2004 and $255,658 at June 30, 2005.  The deferred revenue is due primarily to the sale of technical support and maintenance agreements.  If the level of sales of technical support and maintenance agreements remains the same or declines, the balance of deferred revenues will stabilize or decline.  However, if sales grow, this balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods. The increase in the first six months was largely due to the sale of maintenance and support for our enterprise type products.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in 2004 or the first six months of 2005.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2004 or the first six months of 2005.

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

During the second quarter ended June 30, 2005, 469,000 options were granted to various employees at an average exercise price of $0.3172 per share. During the second quarter of 2005, there were no options exercised, cancelled or forfeited.

In December 2004, FASB issued Statement No. 123-R, Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a)

equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments.  Effective in the third quarter of 2005, SFAS 123-R will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations.  The statement also requires that such transactions be accounted for using the fair –value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued.  This change in accounting will be required in the first quarter of 2006 and will result in increased compensation expense for stock options over their vesting period.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the six months ended June 30, 2004 and 2005, we spent approximately $387,000 and $384,000, respectively, on research and development.  No research and development expenses were capitalized in either of these periods and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

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

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on these criteria, management has concluded that no deferred tax assets are to be recorded related to the net operating loss carryforwards for the six months ended June 30, 2005, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating losses.

Comparison of the Three Months ended June 30, 2004 and 2005

	2004	2005	$ Change	% Change
Software product revenues	$1,287,797	$1,819,376	$531,579	41%
Cost of revenues	93,837	77,819	(16,018)	(17)%
Selling, general and administrative Expenses	798,436	986,570	188,134	24%
Research and development expenses	141,102	205,043	63,941	45%
Depreciation and amortization	50,220	24,315	(25,905)	(52)%
Total operating expense	1,083,595	1,293,747	210,152	19%
Income (loss) from operations	204,202	525,629	321,427	157%
Other Income (expense)	—	(15)	(15)	(100)%
Income tax expense	—
Net income (loss)	$204,202	$525,614	$321,412	157%

Revenue.  For the three months ended June 30, 2004 and 2005, total revenues increased $531,579 or 41% from $1,287,797 to $1,819,376. Revenues from CuteFTP Home and CuteFTP Professional increased 1% over the comparable periods.  Revenues from these products were up 3% in the second quarter of 2005 over the first quarter of 2005.  CuteFTP Home and CuteFTP Professional accounted for 51% of total revenues for the three months ended June 30, 2005. Enhanced File Transfer and Secure Server accounted for 21% and 18% respectively for the three months ended June 30, 2005.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues decreased $16,018 or 17% between periods from $93,837 for the three months ended June 30, 2004 to $77,819 for the three months ended June 30, 2005 due to decreased royalty expenses related to our technology licensing agreement for the CuteSITEBuilder product and no longer selling our products online through Commission Junction.  Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH.  The GlobalSCAPE software products associated with each of the companies are PureCMS / Publish XML, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro, and Mac FTP Pro, respectively.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the three months ended June 30, 2004 and 2005 selling, general and administrative expenses were $798,436 and $986,570, respectively, an increase of $188,134 or 24%. For the three months ended June 30, 2005, selling, general and administrative expenses decreased $13,384 over the quarter ended March 31, 2005.  Most of the increase was due to the higher sales commissions resulting from higher revenues.

Research and Development.  Research and development expenses increased $63,941 or 45% for the three months ended June 30, 2004 and 2005, from $141,102 to $205,043.  The increase was due primarily to an additional use of outside development sources.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $50,220 to $24,315, a decrease of 52% for the three month period ended June 30, 2004 and 2005.  This decrease was due to a reduction in depreciation expense as fixed assets come to the end of their depreciable life and as well as a slowdown in additions to fixed assets as compared to prior periods.

Other Income, Expense.  For the three months ended June 30, 2004 and 2005, interest expense increased from $0 to $206, respectively.  The majority of interest expense incurred was related to financing insurance premiums.  A gain on the sale of fixed assets of $191 was realized during the three months ended June 30, 2005. There were no gains realized in the quarter ended June 30, 2004.

Income Taxes.  Although we recorded net income for the three months ended June 30, 2004 and 2005, we did not recognize a tax liability related to this net income. The amount of current tax expense generated for the three months ending June 30, 2005 was offset by a reduction in the valuation allowance posted in our prior period deferred tax assets. As discussed in our Annual Report on Form 10K, we cannot be certain of the future recoverability of tax assets generated from available net operating losses.

Net Income (Loss).  GlobalSCAPE recorded net income of $525,614 in the second quarter of 2005 compared to net income of $204,202 in the second quarter of 2004.  The positive results in the second quarter of 2005 were largely the result of increased revenues from Enhanced File Transfer and the revenues from our new releases of other existing products.

Comparison of the Six Months ended June 30, 2004 and 2005

	2004	2005	$ Change	% Change
Software product revenues	$2,459,934	$3,241,757	$781,823	32%
Cost of revenues	192,515	159,377	(33,138)	(17)%
Selling, general and administrative Expenses	1,775,351	1,959,374	184,023	10%
Research and development expenses	386,733	383,809	(2,924)	1%
Depreciation and amortization	106,014	53,415	(52,599)	(50)%
Total operating expense	2,460,613	2,555,975	95,362	4%
Income (loss) from operations	(679)	685,728	686,407
Other Income (expense)	(720)	(534)	186	26%
Income tax expense	—	—	—	—
Net income (loss)	$(1,399)	$684,183	$685,582

Revenue.  For the six months ended June 30, 2004 and 2005, total revenues increased $781,823 or 32% from $2,459,934 to $3,241,757 respectively.  Revenues from CuteFTP Home and CuteFTP Professional increased 5% between periods. Total revenues were helped by increased sales of some of our newer products such as Enhanced File Transfer and new releases of our other products.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues decreased $33,138 or 17% between periods from $192,515 for the six months ended June 30, 2004 to $159,377 for the six months ended June 30, 2005 due to decreased royalty expenses related to our technology licensing agreement for the CuteSITE Builder and ending our agreement to sell through an online service.  We expect cost of revenues to decrease both as a percentage of sales and in gross terms in future periods due to royalty agreements.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the six months ended June 30, 2004 and 2005 selling, general and administrative expenses were $1,775,351 and $1,959,374, respectively, an increase of $184,023 or 10%.  The increase was due to primarily to the increase in sales commissions, health insurance costs and software maintenance.

Research and Development.  Research and development expenses decreased $2,924 or 1% between periods, from $386,4733 to $383,809.  The decrease was due primarily to slightly lower personnel costs for internal staff.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $106,014 to $53,415 a decrease of 50%.  This decrease was due to a reduction in amortization expense because many fixed assets are nearing the end of their depreciable lives as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the six months ended June 30, 2004 and 2005, interest expense increased from $720 to $725, respectively.  The majority of interest expense incurred during the 2004  period was related to capital leases and borrowings from a bank, in 2005 it was related to financing insurance premiums.  During the six months ended June 30, 2005, we recognized a gain on the disposal of fixed assets in the amount of $191, and no disposals of fixed assets in the same period in 2004.

Income Taxes.  Although we recorded net income for the six months ended June 30, 2004 and 2005, we did not recognize a tax liability related to this net income. The amount of current tax expense generated for the six months ending June 30, 2005 was offset by a reduction in the valuation allowance posted in our prior period deferred tax assets. As discussed in our Annual Report on Form 10K, we cannot be certain of the future recoverability of tax assets generated from available net operating losses.

Net Income (Loss).  GlobalSCAPE incurred a net loss of $(1,399) and net income of  $684,183 for the six months ended June 30, 2004 and 2005, respectively.  The net loss in the six months ended June 30, 2004  was due a loss in the first quarter followed by almost an even net income for the second quarter. The net income for the six months ended June 30, 2005 was largely due to the release of our Enhanced File Transfer product in late 2004, increased Secure Server revenue and increased sales in other products which had new versions released during the period.

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

None in the second quarter of 2005.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on June 8, 2005. A proposal to elect three (3) nominees for membership on the Company’s Board of Directors, each to serve until the next Annual Meeting of Stockholders, and until their successors are duly elected and qualified.  The nominees received the following votes:

Name:	Votes for:	Votes Withheld:
Thomas W. Brown	10,277,966	7,789
David L. Mann	10,277,966	7,789
Charles R. Poole	10,277,966	7,789

In addition, stockholders ratified the appointment of Helin, Donovan, Trubee & Wilkinson, LLP, LLP as the Company’s independent certified public accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2005. This proposal received the following votes:

For:	10,276,425
Against:	3,904
Abstain:	5,426

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits

31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)           Reports on Form 8-K

A Form 8-K was filed on June 20, 2005, under Item 1.01 Entry into a Material Definitive Agreement relating to GlobalSCAPE, Inc. entering into an Employment Agreement with Charles R. Poole, President and Chief Operating Officer and a director of the Company on June 15, 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

August 2, 2005	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Operating Officer

August 2, 2005	By:	/s/ Thomas F. Farar
Date		Thomas F. Farar
Chief Financial Officer