Form 10-Q
period 2005-09-30
GLOBALSCAPE INC
filed 2005-11-04
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                                                                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares outstanding of the registrant’s common stock at November 4, 2005 was 13,788,219.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2005

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML and SnapEdit are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

ii

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2004	September 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$572,959	$1,384,207
Accounts receivable (net of allowance for doubtful accounts of $15,442 and $15,905 at December 31, 2004 and September 30, 2005, respectively)	148,534	581,221
Prepaid expenses	91,144	94,609
Total current assets	812,637	2,060,037

Property and equipment:
Furniture and fixtures	332,920	332,920
Software	245,601	278,740
Equipment	608,718	602,827
Leasehold improvements	167,762	167,762
	1,355,001	1,382,249
Accumulated depreciation and amortization	1,207,663	1,223,005
Net property and equipment	147,338	159,244

Other assets:
Other	11,882	11,882
Total other assets	11,882	11,882
Total assets	$971,857	$2,231,163

	December 31, 2004	September 30, 2005
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,117	$93,697
Accrued expenses	170,654	208,730
Deferred revenue	178,117	344,957
Total current liabilities	470,888	647,384

Long-term liabilities:
Deferred compensation	—	6,349
Other long-term liabilities	28,038	19,628
Total long-term liabilities	28,038	25,977

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,773,219 and 13,788,219 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	13,773	13,788
Additional paid-in capital	675,365	682,310
Retained earnings (deficit)	(216,207)	861,704
Total stockholders’ equity	472,931	1,557,802
Total liabilities and stockholders’ equity	$971,857	$2,231,163

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Operating revenues:
Software product revenues	$1,222,118	$1,559,126	$3,599,400	$4,480,679
Maintenance, support and other revenues (net of deferred revenue)	48,105	164,559	130,758	484,763
Total operating revenues	1,270,223	1,723,685	3,730,158	4,965,442

Cost of revenues (exclusive of depreciation and amortization shown separately below)	111,556	66,709	304,071	226,086
Selling, general and administrative expenses	823,813	1,014,011	2,599,165	2,973,385
Research and development expenses	165,743	230,947	552,477	614,756
Depreciation and amortization	33,769	22,714	139,782	76,129
Total operating expense	1,134,881	1,334,381	3,595,495	3,890,356
Income from operations	135,342	389,304	134,663	1,075,086

Other income (expense):
Interest expense	(371)	105	(1,091)	(620)
Interest income	—	3,552	—	3,552
Gain on disposal of assets	—	767	—	958
Total other income (expense)	(371)	4,424	(1,091)	3,890
Income (loss) before income taxes	134,971	393,728	133,572	1,078,976

Income tax expense (benefit):
Current:
Federal	—	—	—	—
State	—	—	—	1,065
Deferred:
Federal	—	—	—	—
State	—	—	—	—
Total income tax provision (benefit)	—	—	—	1,065
Net income	$134,971	$393,728	$133,572	$1,077,911

Net income per common share- basic	$0.010	$0.029	$0.010	$0.078
Net income per common share- assuming dilution	$0.009	$0.025	$0.009	$0.072

Average shares outstanding:

Basic	13,773,219	13,776,969	13,633,611	13,774,483
Diluted	14,303,786	15,582,248	14,164,178	14,937,374

See accompanying notes.

GlobalSCAPE, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2004	2005
Operating Activities:
Net income	$133,572	$1,077,911
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(11,504)	7,775
Depreciation and amortization	139,782	76,129
Loss on disposal of assets	—	—
Changes in operating assets and liabilities:
Accounts receivable	75,956	(440,462)
Prepaid expenses	(45,259)	(3,465)
Accounts payable	(81,895)	(28,420)
Accrued expenses	27,397	38,076
Deferred revenues	28,949	166,840
Other long-term liabilities	(8,411)	(2,061)
Net cash provided by operating activities	258,587	892,323
Investing Activities:
Purchase of property and equipment	(32,991)	(88,035)
Net cash used in investing activities	(32,991)	(88,035)
Financing Activities:
Issuance of common stock	3,756	6,960
Bank borrowing (repayment)	(100,000)	—
Principal payments on capital lease obligations	(15,294)	—
Net cash provided by (used in) financing activities	(111,538)	6,960
Net increase in cash	114,058	811,248
Cash at beginning of period	342,433	572,959
Cash at end of period	$456,491	$1,384,207

Supplemental disclosures:
Interest paid	$1,091	$620
Income taxes paid	$—	$1,065

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Financial Statements

Nature of Business

GlobalSCAPE, Inc. (collectively referred to as “GlobalSCAPE” or “the Company”), founded in April 1996, develops and distributes Internet related software. The Company is best known for its popular file transfer program, CuteFTP.  The Company derives its revenues primarily from sales of licenses to use its software products.  Sales of CuteFTP and CuteFTP Pro accounted for approximately 70% and 53% of total revenues in 2004 and the first nine months of 2005 respectively.  The Company is organized and operates as one segment and markets its products primarily through the Internet, an internal sales force and through resellers.

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

Liquidity

The Company has improved its positive working capital position through a combination of revenue growth, expense control and improved net income over the last 6 quarters, including the quarter ended Seotember 30, 2005. The Company incurred significant operating losses during the year ended December 31, 2003 and the quarter ended March 31, 2004. In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  This workforce reduction was a necessary step in improving the overall financial health of the Company. The Company is meeting its higher revenue targets, further improving the Company’s liquidity position.

The Company is highly dependent on the sale of two software products, CuteFTP Home and CuteFTP Pro, which may be subject to technological and competitive obsolescence.  Sales of these two products which represented 70% of the Company’s revenues in the third quarter of 2004, represented 53% of the Company’s revenues in the third quarter of 2005. Although the percentage of total revenue for these two products has decreased, revenue for these two products has increased approximately 1% when comparing the first nine months of 2004 to the same period in 2005. Total revenues increased by approximately 36% when comparing the third quarter of 2005 to the same period in 2004. Revenues from the sale of Enhanced File Transfer introduced in late 2004, represented approximately 17% of revenue in the third quarter of 2005. Management is concentrating its efforts to increase market penetration of its Enhanced File Transfer products.

As of September 30, 2005 the Company had cash and cash equivalents of $1,384,207 and had net working capital of $1,412,653. Management believes this level of working capital is adequate to finance the Company’s current level of operations.

The Company renewed a $250,000 revolving line of credit agreement in December 2004, which is due on demand, but if no demand is made, then on March 31, 2006.  The interest rate is subject to change and is indexed to the bank’s prime rate.  The initial rate is 7.25%.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts receivable and equipment.  The Company has not borrowed under this agreement in 2005. The credit facility is available to the Company at any time during its term.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Sale / Disposal of Assets

During the first three quarters of 2005, the Company sold or disposed of $29,293 in fixed assets, mainly older computer related equipment.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information for the three and nine months ended September 30, 2004 and 2005 follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Net Income, as reported	$134,971	$393,728	$133,572	$1,077,911
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(3,554)	(7,158)	(15,729)	(15,643)
Pro forma net income	$131,417	$386,570	$117,843	$1,062,268

Income per share:
Basic- as reported	$0.010	$0.029	$0.010	$0.078
Basic- pro forma	$0.009	$0.025	$0.008	$0.071

Diluted- as reported	$0.009	$0.025	$0.009	$0.072
Diluted- pro forma	$0.009	$0.025	$0.008	$0.071

During the third quarter ended September 30, 2005, there were no options granted to employees. There were 15,000 stock options exercised by an employee at an average exercise price of $0.464 per share.  Additionally, there were no stock options forfeited in the third quarter 2005.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
Numerators
Numerators for basic and diluted earnings per share:
Net income	$134,971	$393,728	$133,572	$1,077,911

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	13,773,219	13,776,969	13,633,611	13,774,483

Dilutive potential common shares
Stock options (1)	530,567	1,805,279	530,567	1,162,891
Denominator for dilutive earnings per share	14,303,786	15,582,248	14,164,178	14,937,374

Net income per common share	$0.010	$0.029	$0.010	$0.078
Net income per common share – assuming dilution	$0.009	$0.025	$0.009	$0.072

(1)          For the three and nine months ended September 30, 2005, all outstanding options have been included as dilutive shares. For the three and nine months ended September 30, 2004, 1,288,004 options have not been included in dilutive shares, as the effect would be anti-dilutive.

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

Overview

GlobalSCAPE develops and distributes Internet related software including File Management, Content Management and Web Development Tools.  We distribute our software primarily via download from our Internet website.  Our  internal direct sales force began exceeding Internet revenue in the second quarter of 2005, achieving a goal set by management. During 2004, approximately 65% of our revenues were generated from customers within the United States, with the remaining 35% concentrated mostly in Western Europe, Canada and Australia. In the third  quarter of 2005, approximately 72% of our revenues were generated from customers within the United States. We sell our products on the Internet, through resellers and our internal sales force.

•                  Content Management Products – Our Content Management Products help non-technical business users update and manage Web Site content without excessive training. The product line includes PublishXML, Our PureCMS  product was phased out the the third quarter of 2005.

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

CuteFTP Home and CuteFTP Professional accounted for approximately 70% and 53% of total revenues in the quarters ended September 30, 2004 and 2005, respectively.  Revenue from the sales of these two products increased approximately 1% when comparing the third quarter of 2004 to the third quarter of 2005.  The decline in the percentage of total revenue was due to an increase in sales of Enhanced File Transfer and Secure Server which accounted for approximately 17% and 22% of total revenues, respectively. We are continuing to improve our Enhanced File Transfer and Secure Server products to meet the needs of our customers who are concerned with secure transfer of files on the Internet. The Company made the decision to focus on the file transfer products, as they are the core of our current revenues and are expected to remain so for the forseeable future.

Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  While it cannot be determined with certainty, CuteFTP Home and CuteFTP Professional may have reached such a point in their lifecycles.  Management believes that the market for stand-alone FTP clients for home consumers may be declining.  However, we have not seen the same decline in the market for secure FTP clients and servers such as CuteFTP Professional and Secure Server and Enhanced File Transfer which we believe better target the needs of businesses.

Our strategy is to continue enhancing our file transfer products across the board to meet the demands of both individual and enterprise users, while improving our current product line. Our success in 2005 is, to a great extent, dependent on our ability to market and sell our Enhanced File Transfer (EFT) to enterprise users. We introduced Enhanced File Transfer in late 2004; in the second quarter of 2005, EFT represented 21% of our total revenue, in the third quarter 17% of total revenue. We are continuing to address security issues for our customers for future releases and will be releasing additional modules for our Enhanced File Transfer and Secure Server products. We plan on releasing additional versions of our Enhanced File Transfer product this year.  In general, our success depends on our ability to introduce new products and the market’s acceptance of these products.  We released new versions of CuteFTP, CuteFTP Pro and Secure Server early in 2005 and will again in late 2005. We anticipate continued growth in our secure transfer products.

Liquidity and Capital Resources

The Company continues to improve its positive working capital position through a combination of revenue growth and expense reductions; this has resulted in net income over the last six quarters, including the quarter ended September 30, 2005. The Company incurred significant operating losses during the three years ended December 31, 2003 and in the first quarter of 2004.  In February 2004 GlobalSCAPE reduced its workforce by 20%, laying off 9 of the 45 people then employed by the Company.  As of September 30, 2005 the Company has employed 39 people.

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP Home and CuteFTP Professional, which accounted for 70% and 53% of our revenues in the nine months ended September 30, 2004 and 2005 respectively.  Newer products in the second and third quarters of 2005, namely, Enhanced File Transfer and Secure Server have increased total revenue and reduced the percentage of total revenue previously held by the two FTP products. Total revenues increased 36% when comparing the third quarter of 2005 to the same period in 2004.

 Net cash provided by operating activities was $892,323 for the nine months ended September 30, 2005 as compared to $258,587 in the nine months ended September 30, 2004.  Cash provided in operations for the nine months ended September 30, 2005, was primarily the result of net income and, to a lesser extent depreciation and amortization, changes in; accounts receivable, accrued expenses, and deferred revenue offset by accounts payable.

Net cash used in investing activities for the nine months ended September 30, 2004 and 2005 was $32,991 and $88,035, respectively.  The net cash used in both periods was mainly for the purchase of computer hardware and software.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2004 and 2005 was $(111,538) and $6,960, respectively. The financing activity in the nine months ended September 30, 2004 was related to $15,294 in principal payments on capital lease obligations, a $100,000 repayment of a bank loan and $3,756 in receipts related to the exercise of stock options. The financing activity in the nine months ended September 30, 2005 was related to $6,960 in receipts related to the exercise of stock options.

As of September 30, 2005 we had $1,384,207 in cash and cash equivalents, total current assets of $2,060,037 and current liabilities of $647,384, resulting in working capital of $1,412,653, a $1,157,742 improvement over the working capital of $254,911 at September 30, 2004.  Our principal commitments consisted of obligations outstanding under capital and operating leases as well as royalty agreements with third parties and trade accounts payable.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We expect that operating expenses will continue to be a material use of our cash resources as well.  The facility that we currently occupy is expected to be sufficient for our growth for the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for the remainder of 2005.

The following table sets forth the future minimum payments required under contractual commitments at September 30, 2005:

	Payments Due by Fiscal Year
Contractual Obligations	2005	2006	2007	2008	Thereafter	Total
Operating Lease	$47,665	$190,659	$190,659	$95,330	—	$524,313
Equipment Leases	1,565	6,257	3,105	—	—	10,927
Total Cash Obligations	$49,230	$196,916	$193,764	$95,330	—	$535,240

(1)          Amounts for 2005 reflect the future minimum payments for the remaining three months of the fiscal year.

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

The Company began selling technical support and maintenance services for some of its software products. Deferred revenue grew to a balance of approximately $178,117 at December 31, 2004 and $344,957 at September 30, 2005.  The deferred revenue is due primarily to the sale of technical support and maintenance agreements.  If the level of sales of technical support and maintenance agreements remains the same or declines, the balance of deferred revenues will stabilize or decline.  However, if sales grow, this balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods. The increase in the first nine months was largely due to the sale of maintenance and support for our enterprise type products.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of revenues in 2004. One customer in the first nine months of 2005 accounted for approximately 3.6% of revenues. This customer represented approximately 32% of our trade accounts receivable at September 30, 2005.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2004 or the first nine months of 2005.

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

During the third quarter of 2005, there were no options granted to employees.  During the nine months ended September 30, 2005, 15,000 options were exercised at an average price of $0.464 per share, by an employee.  There were no options forfeited in the third quarter of 2005.

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

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the nine months ended September 30, 2004 and 2005, we spent approximately $552,000 and $615,000, respectively, on research and development.  No research and development expenses were capitalized in either of these periods and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

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

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on these criteria, management has concluded that no income tax benefits are to be recorded related to the net income for the nine months ended September 30, 2005, because we cannot be certain of the future period recoverability of tax assets generated from any available net operating losses.

Comparison of the Three Months ended September 30, 2004 and 2005

	2004	2005	$ Change	% Change
Software product revenues	$1,270,223	$1,723,685	$453,462	36%
Cost of revenues	111,556	66,709	(44,847)	(40)%
Selling, general and administrative Expenses	823,813	1,014,011	190,198	23%
Research and development expenses	165,743	230,947	65,204	39%
Depreciation and amortization	33,769	22,714	(11,055)	(33)%
Total operating expense	1,134,881	1,334,381	199,500	18%
Income (loss) from operations	135,342	389,304	253,962	188%
Other Income (expense)	(371)	4,424	4,795	1292%
Income tax expense	—
Net income (loss)	$134,971	$393,728	$258,757	192%

Revenue.  For the three months ended September 30, 2004 and 2005, total revenues increased $453,462 or 36% from $1,270,223 to $1,723,685 largely due to the increased revenue from our Secure Server product and the Enhanced File Transfer product which was released in late 2004. Revenues from Cute FTP Home declined approximately 12% and CuteFTP Pro declined approximately 1%. Combined revenues from CuteFTP and CuteFTP Pro declined approximately 5% over the comparable period and accounted for approximately 53% of total revenues for the three months ended September 30, 2005.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues decreased $44,847 or 40% between periods from $111,556 for the three months ended September 30, 2004 to $66,709 for the three months ended September 30, 2005 due to decreased royalty expenses that the Company pays on software products licensed from third parties, which it resells, and are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH.  The GlobalSCAPE software products associated with each of the companies are PureCMS / Publish XML, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro, and Mac FTP Pro, respectively.  , The decline in cost of revenues is due to decreased royalty expenses related to the products we are currently selling.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended September 30, 2004 and 2005, selling, general and administrative expenses were $823,813 and $1,014,011 respectively, an increase of $190,198 or 23%. This increase is largely due to higher sales commissions on increased revenues.

Research and Development.  Research and development expenses increased $65,204 or 39% between periods, from $165,743 to $230,947. The increase was due mainly to increased expenditures for external development resources for our Secure Server and Enhanced File Transfer products. The Company plans to continue further development on these products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $33,769 to $22,714, a decrease of 33%.  This decrease was due to a reduction in depreciation expense as fixed assets come to the end of their depreciable lives as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the three months ended September 30, 2004 and 2005, interest expense decreased from $371 to ($105), respectively.  The majority of interest expense incurred during these periods was related to financing of insurance premiums. A gain on the sale of fixed assets of $767 was realized during the three months ended September 30, 2005. Interest income of $3,552 was recorded on funds in a Working Capital Management Account for the 2005 third quarter.

Income Taxes.  Although we recorded net income for the three months ended September 30, 2004 and 2005, we did not recognize a tax liability related to this net income. The amount of current tax expense generated from quarterly taxable income was offset by a reduction in the valuation allowance posted in prior periods against deferred tax assets.   As discussed in our Annual Report on Form 10K, we cannot be certain of the future period recoverability of tax assets generated from available net operating losses.

Net Income.  GlobalSCAPE recorded net income of $134,971 and $393,728 for the three months ended September 30, 2004 and 2005, respectively. The positive results in the third quarter 2005 were largely the result of increased sales revenue.

Comparison of the Nine Months ended September 30, 2004 and 2005

	2004	2005	$ Change	% Change
Software product revenues	$3,730,158	$4,965,442	$1,595,284	47%
Cost of revenues	304,071	226,086	(77,985)	(26)%
Selling, general and administrative Expenses	2,599,165	2,973,385	374,220	14%
Research and development expenses	552,477	614,756	62,279	11%
Depreciation and amortization	139,782	76,129	(63,653)	(46)%
Total operating expense	3,595,495	3,890,356	294,861	8%
Income from operations	134,663	1,075,086	940,423	698%
Other Income (expense)	(1,091)	3,890	4,981	456%
Income tax expense	—	(1,065)	(1,065)	100%
Net income	$133,572	$1,077,911	$944,339	707%

Revenue.  For the nine months ended September 30, 2004 and 2005, total revenues increased $1,595,284 or 47% from $3,370,158 to $4,965,442. Revenues from CuteFTP Home and CuteFTP Professional  increased 1% between periods overall. Total revenues increased mainly due to the increases in sales of our Secure Server and Enhanced File Transfer products which accounted for approximately 22% and 17% of combined total revenue, respectively for the nine months ended September 30, 2005. Secure Server represented 14% of revenue in the nine months ended 2004. Enhanced File Transfer was released in December 2004. Our concentration of revenue will continue to come from the FTP, Secure Server and Enhanced File Transfer. Our other products show an overall decline of approximately 14% and represented a total of approximately 17% and 11% of total revenue for the nine month periods ended September 2004 and 2005, respectively.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues decreased $77,985 or 26% between periods from $304,071 to $226,086 for the nine months ending September  30, 2004 and 2005, respectively, due to decreased royalty expenses related to the products we are currently selling.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, credit card transaction fees, bad debt and professional fees.  For the nine months ended September 30, 2004 and 2005, selling, general and administrative expenses increased $374,220 or 14%.  The increase is largely due to the increase in expenditures for salaries and sales commissions on higher revenues, and expense related to public relations and lead generation.

Research and Development.  Research and development expenses increased $62,579 or 11% between periods, from $552,477 to $614,756.  The increase was due to additional development cost mainly for our Enhanced File Transfer product and modules.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs.  Depreciation and amortization expense decreased from $139,782 to $76,129, a decrease of 46%.  This decrease was mainly due to the purchase of CuteFTP being fully amortized as of September 30, 2003 and due to a reduction in depreciation expense as fixed assets come to the end of their depreciable lives.

Other Income, Expense.  For the nine months ended September 30, 2004 and 2005, interest expense decreased from $1,091 to $620, respectively.  The majority of interest expense incurred during these periods was related to financing of  insurance premiums.  During the nine months ended September 30, 2005, we recognized a gain on the disposal of fixed assets in the amount of $958. The Company received interest income on its working capital management account of $3,552 in the nine months ended September 30, 2005.

Income Taxes.  Although we recorded net income for the nine months ended September 30, 2004 and 2005, we did not recognize a tax liability to this net income. The amount of current tax expense generated for the nine months ending September 30, 2005 was offset by a reduction in our valuation allowance posted in our prior period deferred tax assets. As discussed in our Annual Report on Form 10K, we cannot be certain of the future recoverability of tax assets generated from available net operating losses.

Net Income.  GlobalSCAPE incurred a net income of $133,572 and net income of $1,077,911 for the nine months ended September 30, 2004 and 2005, respectively.  The net income in the nine months ended September 30, 2004 was largely due to the layoff of 9 people in February 2004, lower depreciation and amortization expense and the result of expense cuts in the first quarter of 2004 and realized in the second and third quarters of 2004. The net income for the nine months ended September 30, 2005 is an improvement of approximately $944,339 over the same period in 2004 and due mainly to the success of our Enhanced File Transfer product released in late 2004 along with increased sales of our Secure Server product.

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

In the nine months ended September 30, 2005, approximately 33% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, as of July 1, 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of this currency translation will not be material to our business.

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

None in the third quarter of 2005.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

None in the third quarter of 2005.

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

None in third quarter of 2005.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

November 4, 2005	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Operating Officer

November 4, 2005	By:	/s/ Thomas F. Farar
Date		Thomas F. Farar
Chief Financial Officer