Form 10-K
period 2005-12-31
GLOBALSCAPE INC
filed 2006-03-09
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☐    Accelerated filer ☐    Non-Accelerated filer ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $1,285,850 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $0.37 per share on such date on the NASD’s OTC Bulletin Board.

As of March 6, 2006 there were 14,333,690 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on June 1, 2006, are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 4A.	Executive Officers of the Company

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML and SnapEdit are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this Annual Report are the property of their respective owners.

In this report, we use the following terms:

“HTTP” or Hyper Text Transfer Protocol is a protocol commonly used to transfer hypertext documents between a web server and a web browser.

“S/Key” is a security system in which a one-time challenge-response password scheme is used to authenticate access to data. The purpose of S/Key is to eliminate the need for the same password to be sent over a network each time a password is needed for access.

“SSH2” or Secure Shell is a protocol that provides encrypted network communications between two computers.

“SSL” or Secure Socket Layer uses cryptography to encrypt data between the web server and the web browser.

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

PART I

Item 1.           Business

Company Overview

GlobalSCAPE develops and distributes secure file management software that enables users to safely send data over the internet. Our products guarantee the privacy of critical information such as financial data, medical records, customer files and other similar documents. In addition, our products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transaction and automate processes. We also develop and distribute Web content management and Web development tools.

We started in 1996 with the distribution of CuteFTP, a file transfer protocol client program, and have achieved significant success and popularity with this product. We built on this success by steadily adding complementary products and believe we now have a reputation as a provider of easy-to use, affordable software for both individual and enterprise users. Since 2000, we have focused on enhancing our portfolio of products to meet the increasing demand for data security, and for solutions that permit non-technical personnel to contribute content to their organizations’ Web sites. Our software is used worldwide across a wide range of industries. Through the end of 2005, we had sold approximately 1,300,000 software licenses and our customer base includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

During 2005, approximately 67% of our revenues were generated from customers within the United States, with the remaining 33% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our 2005 revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP and CuteFTP Pro accounted for 69% and 50% of our revenues in 2004 and 2005, respectively. Our combined sales of our Secure Server and Enhanced File Transfer products grew from 14% of our revenues in 2004 to 43% in 2005.

Industry Background

The internet has become an integral part of operations for companies of all sizes, not only for e-commerce, but also as a means of managing information between central and remote locations and with employees, partners and suppliers. Corporate information managers must protect business assets, ensure that policies and processes meet regulations governing the management of sensitive information, and ensure that the right people have access to the right information at the right time. Global operations, diverse business partners and networks further emphasize the need for common standards to ensure compatibility, scalability and cost-effective integration.

Organizations that use the internet for data transfer are also faced with a daunting array of security challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory and privacy requirements include legislation such as the Health Insurance Portability and Accountability Act (HIPAA), California Senate Bill (SB) 1386, and the Gramm-Leach-Bliley Act (GLBA) in the US, and the European Union’s Privacy Directive, some of which impose severe penalties for improper disclosure of confidential information. Additionally, industry best-practices and self-imposed business requirements include intellectual property and trade secrets protection and controls regarding disclosure of proprietary information to minimize corporate risk from the devastating consequences of security breaches. As corporate Web operations mature, we believe we will see an increasing demand for solutions to facilitate secure file transfers on the internet and for solutions that streamline the management of Web content.

Products

Our current products include Windows®-based, Mac based, browser-based and server software applications.

FTP Client Programs

File transfer protocol, or FTP, is the language used for file transfers from computer to computer across the World Wide Web. FTP is most commonly used to download a file from a server using the internet or to upload a file to a server.

CuteFTP. CuteFTP is a “client-side” program, meaning that it permits a user to request a file from or send a file to an FTP server or host computer. The user base for this program ranges from corporate MIS professionals who use it to transfer data between locations via the internet, to individual Web site operators who use it to upload their Web pages to their Web hosting provider. CuteFTP simplifies use of file transfer protocol by hiding the technical processes behind a user-friendly, graphical interface, which allows users to “drag ‘n drop” files between computers. It includes an automatic reconnection feature that resumes broken transfers, a transfer queue and a built in HTML editor that allows remote editing of Web pages. CuteFTP has won several awards, including the CNet Editors’ Choice award, and has been favorably reviewed in leading online and print trade journals such as PC Magazine, WindowsNT, Yahoo Internet Life, CNet’s Download.com and Tucows, as being the most powerful, easy-to-use file transfer protocol program available. We offer CuteFTP in German, French, Spanish, Japanese and Traditional and Simplified Chinese. CuteFTP was first released in February 1995 by its original author, and was first distributed as a commercial product by GlobalSCAPE in April 1996. In October 2003, GlobalSCAPE released CuteFTP Mac, our easy-to use FTP client for the Macintosh operating system. CuteFTP Mac incorporates many of the popular features of CuteFTP for Windows, while adhering to Apple’s Aqua® interface and usability guidelines.

CuteFTP Pro. CuteFTP Pro is a secure FTP client program designed for advanced users and information technology professionals. CuteFTP Pro incorporates standards for encrypted transfers using Secure Socket Layer (SSL), HTTP, and SSH2, as well as advanced S/KEY password encryption. It includes various features attractive to advanced users such as multi-part and concurrent file transfers to maximize transfer speed, scheduled file transfers, automated site backups and scripting ability for automating FTP tasks. CuteFTP Pro has been favorably reviewed by leading online publications including CNet’s Download.com, ZDNet and PC Review. CuteFTP Pro was released in March 2001 and CuteFTP MAC Pro was released in April 2004.

File Transfer Servers

FTP transfers require two software programs:  a client program to start a transfer and a server to accept the connection. FTP servers are designed to provide businesses with increased security and speedier file transport when compared to e-mail.

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

Enhanced File Transfer Server. Enhanced File Transfer Server is a hardened file server for enterprise-level solutions. Building on Secure FTP Server with digital certificate management, Secure Socket Layer (SSL) and S/KEY password encryption, remote administration, multiple site hosting and management, and extensive automation with a full featured event rule library and Component Object Model (COM) extensions, Enhanced File Transfer Server adds repository encryption, additional protocol support, SSH security, data offload capabilities, and automated notification. This product offers modules designed to be the solutions for our customer’s different needs. Enhanced File Transfer Server was first released by GlobalSCAPE in November 2004. The latest version, EFT Server 4 helps customers achieve regulatory compliance with legislation such as HIPAA, Sarbanes-Oxley and Gramm-Leach by providing security functionalities such as secure authentication, secure data transfers, secure storage and advanced encryption and signing. Enhanced File Transfer Server offers modules that can be added on to the product such as DMZ Gateway and Secure SMTP Gateway. DMZ Gateway, when combined with the EFT Server, adds a multi-layered security solution that allows implementing the highest levels of security for data storage and retrieval, authentication and firewall transversal. Using a two-way connection originating from the back-end (internal) EFT server, the DMZ Gateway acts as a communication proxy to process requests that replaces inherently insecure inbound connections from the DMZ to your network. GlobalSCAPE’s Secure SMTP Gateway transparently secures outbound emails by holding sensitive messages and sending an email notification to the recipient, who can then retrieve the message and any attachments over a secured HTTPS channel.

Web Content Management

Content management generally refers to software that streamlines the process for managing information on a Web site or intranet.

PublishXML. PublishXML is our Web content management solution. PublishXML is designed to solve basic problems endemic to maintaining current information on a Web site such as bottlenecks in the IT department, lack of control and accountability, and miscommunication between content authors and Web developers. GlobalSCAPE markets the product on its website and provides all leads to Hannon-Hill

Corp. Hannon-Hill acts as the sales agent for this product, and revenues from the sales are split based upon an agreement between the parties with all invoicing and collections being processed by GlobalSCAPE. Using PublishXML, developed by Hannon-Hill, a company’s Web administrator may give non-technical personnel the ability to directly revise designated content. For example, the marketing department could modify pricing, product descriptions and graphics while the human resources department updated its job postings, all without the involvement of technical personnel. Access by non-technical personnel is limited, however, so that the Web site administrator’s ability to protect the overall infrastructure and design of the site is not compromised. The program is browser-based with a Windows-like interface, so users can easily access and work on Web sites, eliminating the need for special training. Changes are made to a copy of an organization’s Web site in a staging area and published to the live site only after group leaders or Web site administrators approve the content for publishing. Additional features include WYSIWYG (what you see is what you get) editing, visual comparison of proposed changes to the live site, e-mail notification of changes and activity, site statistics, versioning and archiving. PublishXML works with any Web site development tool including popular applications such as Front Page and Dreamweaver, and can be implemented without deconstructing (re-building) the existing Web site. The program is scaled to meet the needs of small to medium-sized businesses, but can be used by large organizations for intranet or independent Web site management. PublishXML was released in April 2004.

Internet Products

We offer a variety of software products which can be purchased and downloaded directly from our automated website. These products include products that range in price from $19.99 to $249.00 for a single license. Products for web page content management and design include CuteSITE Builder, CuteHTML, CuteHTML Pro and CuteMAP. We also offer a file compression product, CuteZIP, and a product for conducting online surveys, Web Survey.

These products are easy to install and use, making them good products to attract users to our website.

History and Recent Developments

GlobalSCAPE was organized as a Delaware corporation in April 1996 when we obtained the right to distribute CuteFTP from its original author. In 1998, we purchased all rights to CuteFTP from its author and in 1999 began developing and selling complementary products under the “Cute” brand such as CuteHTML and CuteMAP. In September 2000, ATSI distributed approximately 27% of its GlobalSCAPE common stock to its shareholders. As a result of this partial spin off, we became a reporting company under the Securities Exchange Act of 1934. In June 2002, ATSI sold its remaining interest in the company to a San Antonio based joint venture.

Significant developments during 2005 included:

•                  February 2005:  We announced availability of our Enhanced File Transfer product at the HIMMS trade show for healthcare organizations.

•                  March 2005:  The latest versions of CuteFTP Home and CuteFTP Professional were released.

•                  April 2005:  The latest version of PureCMS Content Management software was released as a Hannon-Hill product. Hannon-Hill acts as our sales agent for PureCMS and PublishXML.

•                  July 2005: We released the latest version of EFT Server and the new DMZ Gateway software.

•                  August 2005:  We released Secure SMTP Gateway, a new email security software.

•                  September 2005:  We announced the sale of Secure FTP Server to the U.S. Army.

Strategy

Our goal is to build upon our successful market position in FTP, as we have for the past 10 years, in order to provide business users with secure solutions for their growing file transfer needs. We continue to enhance and develop high quality, affordable software that enables organizations and individuals to easily create, move and manage Web and file-based data in a secure, collaborative environment. We have successfully established a brand in the market for internet software productivity tools with our file management products, CuteFTP and CuteFTP Pro. We believe that the next phase of our growth will come through the continued development of our Secure FTP Server and Enhanced File Transfer products involving secure file transfer to meet the growing demand for file security when transferring information across the internet due to changes in regulations in various industries and the demand of users for secure solutions. GlobalSCAPE believes that our products represent a low cost solution for businesses for their secure file transfer requirements because we don’t require the purchase of a whole suite of products. Our Secure FTP Server and Enhanced File Transfer products offer modules to form the solutions a business needs, and they only need to purchase what solves their particular needs. Maintenance and support agreements are purchased with most of our higher-end server products by businesses. We will also continue to market our content management solutions that help non-technical professionals manage their organization’s Web sites without reliance on information technology professionals.

Key elements of our strategy are:

Continue to enhance and develop security features of our products. Corporate and individual users are increasingly concerned with security. We have added the Enhanced File Transfer (EFT) enterprise solution to our product line for businesses to meet the needs of security issues when transferring files in and out of their servers across the internet. We intend to continue to develop and add features throughout 2006 to meet the demand for file transfer security in EFT and our other well known FTP products, CuteFTP Home and CuteFTP Professional and Secure FTP Server. We intend to make the FTP, EFT and Secure FTP Server lines of business our main focus in 2006.

Pursue strategic product and acquisition opportunities. In 2005, we added modules and further developed our Secure FTP Server and EFT products. We will continue to look for opportunities to develop, acquire or add synergistic products or technologies that enhance the success of these products.

Continue sales of PublishXML. We have invested considerable time and effort in the marketing of PublishXML, our content management product introduced in April 2004. We continue to believe that the demand for Web content management solutions is strong. We have released new versions of this product and continue to evaluate all aspects of our management of this product, including pricing, ease of installation and use, program functionality, and marketing and sales strategies. We intend to continue to pursue sales and distribution of this product. In order to concentrate our efforts in this area on PublishXML, we discontinued the sale of PureCMS through our sales agreement with Hannon-Hill in 2005.

Continue to develop a more robust reseller channel. During 2005, we continued our emphasis on the development of our third party reseller channels by hiring sales people with reseller sales backgrounds and developing relationships with new resellers. In particular, we attempt to reach “value-added” resellers such as system design consultants. We believe sales will be significantly enhanced if we are able to recruit numerous resellers who have existing relationships with prospective customers.

Develop our internal sales staff. During 2005, we continued the development of our internal direct sales force to better sell our more complex products, such as Enhanced File Transfer, Secure FTP Server and PublishXML. We intend to continue to develop our sales staff through further training and certification.

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

Sales and Marketing

We sell our software primarily via download from our Web site, www.globalscape.com. Prospective buyers may use our software products free for a thirty-day evaluation period. The programs are automatically disabled if a license is not purchased by the end of the trial period. Our current products range in price from $19.95 to $25,000 per license. Historically, the majority of our software sales have been made online using a credit card. Our software is also available for download from a variety of independent internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia. We distribute a limited number of copies on CD in Fry’s and Micro Center stores in the United States and through numerous international resellers. We provide free customer support via a searchable knowledge base on our Web site and sell “live” support and maintenance packages.

Since 2003, we have increased our emphasis on developing our internal sales staff and reseller channels to capture those sales that require personal attention, such as sales of our more complex products and sales to larger enterprises. We require training, testing and professional development of our sales people to insure that they are capable of meeting the needs of our customers.

Seasonality

We believe our internet sales are subject to seasonal variations and we experience significantly less sales volume during national holidays and weekends when compared to normal business days. In the fourth quarter of 2004, our sales revenues increased approximately 11% over the same period in 2003, as a result of new product releases and our sales force development although sales declined from November 2004 to December 2004. Our fourth quarter revenues in 2005 increased approximately 56% over the same quarter in 2004. The seasonality we have experienced seems to be lessening as we rely more on sales by our direct sales force, rather than our internet sales. We expect that in future periods we may see weakness in the fourth quarter on internet sales when compared to the third quarter, due to the holiday season.

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

For the years 2003, 2004 and 2005, GlobalSCAPE spent approximately $945,000, $728,000 and $870,000 respectively, on research and development, all of which were expensed.

Competition

The file management, content management and Web development software market sectors are intensely competitive, subject to rapid change and are significantly affected by new product introductions and other activities of market participants. Our primary competitors vary by product and are listed below.

CuteFTP. CuteFTP exists in a highly competitive environment with several hundred FTP software utilities available on the internet. We believe our primary competitors are WS_FTP from Ipswitch, Inc. and FTP Voyager by Rhino Software, Inc. CuteFTP was the second Windows-based FTP client to market and is consistently the most frequently downloaded FTP client on popular download sites. CuteFTP Mac, our FTP client for the Macintosh platform, competes with Fetch, by Fetch Softworks, Interachry, by Stairways Software Pty Ltd., and Transmit FTP, by Panic Inc.

CuteFTP Pro. CuteFTP Professional competes in the higher end of the same market as CuteFTP, targeting the security-minded IT professional. CuteFTP Professional is positioned as one of the only secure FTP client programs that support a wide range of security standards related to the FTP protocol. Competitors in the general FTP market offer products that support a smaller subset of these security standards and address a narrower segment of the secure FTP market. Competitors include Van Dyke, Inc., Ipswitch, Inc., and Rhino Software, Inc.

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

PublishXML. The “content management” market is diverse and encompasses the areas of knowledge management, document management, digital asset management and Web content management. PublishXML is designed for Web content management. The market for Web content management solutions for Fortune 500 companies and other large organizations is dominated by companies such as Vignette, Interwoven, Documentum, Stellant and Microsoft, each of which offers solutions that can cost hundreds of thousands of dollars. We do not intend to compete in this market but are focused on small to medium-sized businesses with a simpler, affordably priced solution. We believe that we have a competitive advantage in that we are better known than some of our competitors among technology professionals who are already familiar with our file management programs, CuteFTP and CuteFTP Pro.

We offer PublishXML as a packaged solution. A “packaged solution” means that we license a copy of the software to the customer for a one-time fee to install and use on their own servers. Our competitors include providers of online solutions, such as Atomz, Crown Peak, and iUpload, and providers of packaged solutions, including Macromedia’s Contribute, Userland, Infosquare and Ektron. PublishXML also competes against software that incorporate subsets of Web content management functions in Web authoring programs, such as Microsoft’s FrontPage, and Macromedia’s Dreamweaver and Contribute.

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

CuteHTML Pro. CuteHTML Pro faces heavy competition from visual or “WYSIWYG” editors such as Front Page, by Microsoft, Dreamweaver, by Macromedia Inc, and competition from other direct editors, such as Homesite, also by Macromedia Inc. CuteHTML Pro’s advantage is its appeal to professional Webmasters who typically shun visual editors in favor of the extra features and added control provided by direct editors such as CuteHTML Pro.

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

We have limited information regarding our products’ market shares in their respective categories. Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do. Significant competition characterizes the markets for our products and we anticipate that we will face increasing pricing pressures from competitors in the future. Moreover, given that there are low barriers to entry into the software market, and the market is rapidly evolving and subject to rapid technological change, we believe that competition will persist and intensify in the future. We have experienced price declines over the last several years. A reduction in the price of our products would negatively affect gross margins as a percentage of net revenues, and would require us to increase software unit sales, in order to maintain net revenues at existing levels. For more discussion on the risks associated with our competition, you should read the information under “Risk Factors – Risks Related to Operations – We face significant competition and competition in our market is likely to increase” and “– GlobalSCAPE may not be able to compete effectively with larger, better positioned companies, resulting in lower margins and loss of market share.”

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

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In selling our products, we rely primarily on click-wrap licenses that are not signed by licensees, and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. In addition, the number of patents applied for and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against us. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking indemnification against such infringement or indicating that we may be required to obtain a license or royalty from such third parties. For more discussion on the risks associated with our intellectual property, you should read the information under “Risk Factors,” especially “Risks Related to Legal Uncertainty.”

Employees

As of March 1, 2006, we had 41 full-time and part-time employees organized within seven functional areas. The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	7
Research and Development	4
Quality Assurance	2
Marketing	7
Information Services	5
Sales	10
Customer Support	6

None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Item 1A.                Risk Factors

We have described below risks that we are aware of that could have a material adverse effect on your stock ownership and our business.

Risks Related to Operations

GlobalSCAPE depends on two products for a substantial portion of its revenues.

GlobalSCAPE depends on two products, CuteFTP and CuteFTP Pro, for approximately 50% of its revenues. In addition, GlobalSCAPE’s ability to produce revenues related to other products and new products depends substantially on exploiting the traffic to GlobalSCAPE’s Web site generated by the demand for CuteFTP and CuteFTP Pro. If GlobalSCAPE is not able to maintain its competitive position with these products, its revenues could decline dramatically and GlobalSCAPE’s plans to expand its business could be substantially impaired. From 1996 to 2000, sales of licenses for CuteFTP increased significantly year to year. From 2002 through 2004, combined revenues recognized from CuteFTP and CuteFTP Pro declined year to year. CuteFTP revenue declined approximately 22%, whereas CuteFTP Pro increased approximately 18% from 2004 to 2005. Although the percentage of combined revenue for CuteFTP and CuteFTP Pro has declined as compared to total revenues, actual revenues from these two products increased approximately 1% from 2004 to 2005. Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline. While it cannot be determined with certainty, these products may have reached such a point in their lifecycles. If we are not successful in shifting a higher percentage of our revenues to our other products and if sales of CuteFTP and Cute FTP Pro continue to remain flat or decline, our revenues, cash flow from operations and net income will decrease.

GlobalSCAPE’s new product introductions may fail to generate sufficient revenue.

While we have had success in introducing our EFT products through 2005, we will need to continue to market and enhance these products with new features and modules to maintain our place in the market. If we fail to meet the needs of customers, or delay the introduction of demanded features, we may lose sales to the competition. If revenues from CuteFTP and CuteFTP Pro decline and our new products fail to generate sufficient revenue to replace the declining revenues, our revenues, cash flow from operations and net income will decline.

GlobalSCAPE may fail to develop or license the intellectual property needed to launch new products.

Our strategy for future growth depends significantly on the addition of new products. If we fail to timely license, and/or develop new programs, or if our new programs are not functionally competitive with other programs in our markets, our revenue growth could be substantially impaired.

GlobalSCAPE may not be able to develop its sales force as needed to successfully market its new products.

GlobalSCAPE has relied heavily on internet sales in the past. However, our newer enterprise programs, Secure FTP Server, PublishXML and Enhanced File Transfer (EFT), require a more complex distribution model, including reliance on value-added resellers such as Web development and system consultants. In addition, our internal sales force must be skilled at managing a complex and multi-stage sales process appropriate for these products. We have experienced some turnover among our internal sales personnel during 2005, resulting in training new personnel to take their place. Training new employees takes time and can result in a loss of sales due to the technical skills that need to be gained in order to sell our enterprise type software. Future turnover could have an immediate and direct effect on our revenues. Continued turnover, especially of key personnel, could cause revenues to decline dramatically.

If GlobalSCAPE loses key personnel it may not be able to execute its business plan.

GlobalSCAPE’s future success depends on the continued services of key members of its management team. GlobalSCAPE did not experience turnover in its management team during 2005, which has been a key to moving our products and revenues forward. These individuals are difficult to replace because of the intense competition for similarly skilled people. In addition, new members of the management team may not be productive for weeks or months as they learn about GlobalSCAPE’s products and the administration within the Company.

We face significant competition and competition in our market is likely to increase.

The markets for our products are intensely competitive and characterized by rapid technological change. GlobalSCAPE’s competitors are constantly releasing improved versions of their products. The needs and expectations of GlobalSCAPE’s customers are also evolving. Therefore, GlobalSCAPE must continually enhance its products and develop new products to remain competitive. When a new product is brought to market with functionality better suited to a particular use, the demand for currently available products may decrease. All of GlobalSCAPE’s products are subject to the threat of reduced market share resulting from the introduction of competitive products. GlobalSCAPE may fail to develop new products and functionalities as quickly as is necessary in the future to avoid losing its position in the internet software market.

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

The open source software community develops software technology for free use by anyone. We have relied on open source technology for the encryption features in our CuteFTP Pro and GlobalSCAPE Secure FTP Server products. Our reliance on open source code software may impose limitations on our ability to commercialize our solution and may subject us to possible intellectual property litigation.

We incorporate a limited amount of open source code software into our solution, and we may use more open source code software in the future. Open source code may impose limitations on our ability to commercialize our solution because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our solution, and open source software cannot be protected under trade secret law. In addition, it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Claims of infringement or misappropriation against us could be costly for us to defend and could require us to seek to obtain licenses from third parties in order to continue offering our solution, to re-engineer our solution or to discontinue the sale of our solution in the event re-engineering could not be accomplished on a timely basis. If this occurs, our business and operating results could be harmed.

In addition, from time to time there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. We use a limited amount of open source software in our solution and may use more open source software in the future. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Any of this litigation could be costly for us to defend, hurt our results of operations and financial condition or require us to devote additional research and development resources to change our solution.

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

If an effective internet sales tax scheme is implemented, demand for our products could decrease.

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

GlobalSCAPE’s Secure FTP Server and Enhanced File Transfer are intended to provide outsiders access to a customer’s computer, making the customer vulnerable to security breaches, which could result in the loss of their privacy or property. If customers suffer invasions of privacy or other harm, this may result in customer dissatisfaction and possible claims against us for any resulting damages.

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

A “penny stock” is any stock which is not traded on a national exchange or quoted on NASDAQ and which falls below a selling price of $5.00 per share in the public market. Our common stock is quoted on the NASD’s OTC Bulletin Board and not on an exchange or the NASDAQ, and it has traded from $0.10 to $4.90 since it began active trading in February 2002. The SEC’s penny stock rules require brokers and dealers to take certain steps before trading in a penny stock, making it more difficult to sell a penny stock than other stock. A sale of penny stock does not usually take place as quickly as a sale of other stock. You may decide to sell your stock when the market price is desirable to you, but by the time the sale is complete, the price of the stock may have fallen to the point that the sale is no longer desirable. The price of penny stocks is typically more volatile than other stocks, exacerbating this problem. Also, some brokers are unwilling to trade in shares of penny stocks.

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

•                  General conditions in the software industry; and

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

Thomas Brown and David Mann, own approximately 70% of our outstanding common stock. Therefore, Messers Brown and Mann are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay or prevent a change of control of GlobalSCAPE or discourage a potential acquirer from attempting to obtain control of GlobalSCAPE, either of which could have an adverse effect on the value of our common stock.

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

There are options for 2,058,600 shares currently outstanding under GlobalSCAPE’s employee stock option plans as of the date of this report. Of the 2,058,600 options, 1,047,451 were vested as of March 1, 2006. We have filed a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

Item 1B.                Unresolved Staff Comments

None.

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

Jeffrey Gehring. Mr. Gehring serves as GlobalSCAPE’s Vice President of Sales and has been with GlobalSCAPE since November 2004 in that capacity. Mr. Gehring is responsible for the company’s inbound sales, corporate sales and the reseller program. Mr. Gehring was employed by Nextel Partners as Director of Sales in 2004, where he coordinated sales across the country. From 2003 to 2004, Mr. Gehring was Sales Manager for GlobalSCAPE, performing the duties he presently holds. From 2002 to 2003, Mr. Gehring was a principal in a start up business, ConnectOne Telecom, where got the business off the ground from the organizational stage to operations. Prior to 2002, Mr. Gehring was Director of Sales and Marketing at UDP, a telecommunications billing, order management and customer service software company. In addition to his UDP experience, he has more than 20 years of operational and sales management experience in large and medium-sized businesses, including Unisys, Bell South and Metrocall. His experience includes strategic planning and implementation for companies that require rapid growth, as well as establishing processes and policies that foster world-class sales organizations.

Gregory Hoffer. Mr. Hoffer serves as Vice President and Chief Technology Officer and has been employed by GlobalSCAPE since May 2000. Mr. Hoffer is responsible for overseeing all software development and Web development at GlobalSCAPE. Before joining GlobalSCAPE, Mr. Hoffer held software development positions at the consulting firm of Marotz, Inc. Prior to that, Mr. Hoffer managed the IT department and was head of the computer science department at Saint Mary’s Hall, a private school in San Antonio, Texas. Mr. Hoffer received a bachelor’s degree in computer science from Trinity University and is pursuing his master’s degree in computer science.

Stefan Lagmark. Mr. Lagmark serves as Vice President of Marketing. Mr. Lagmark has been with GlobalSCAPE since August 2004 and is responsible for the overall marketing strategy of GlobalSCAPE. From 2002 to 2004, Lagmark was a principal in Lagmark Business Brokers, where he marketed the company’s services of brokering businesses in San Antonio, Texas and the surrounding area. Prior to 2002, he held the position of National Sales Manager of Gallagher Power Fence, and has held several senior management positions with multinational corporations, including that of Director of Marketing and Sales of T-Systems International, a large agricultural irrigation company and General Manager of Glo-Vet Supply, a distribution company of animal and veterinarian supplies, and a subsidiary of De Laval. In these leadership positions, he successfully achieved growth in sales and profitability through innovative marketing programs, product and brand management, new distribution development and new market development. Stefan earned his Master’s degree in Economics and Business Administration from Stockholm School of Economics, Sweden.

K. Earl Posey. Mr. Posey serves as GlobalSCAPE’s Vice President of Strategic Development. Mr. Posey is responsible for locating technologies, partners and/or companies that fit within GlobalSCAPE’s strategies and developing relationships that will grow GlobalSCAPE’s business. Prior to joining GlobalSCAPE in January of 2006, he was Vice-president of Administration for ATSI, Inc. an international telecommunications company located in San Antonio, from 2000-2003. During 2004 and 2005, he was the Senior Principal and founder for Gossyppia Partners, a management consulting firm specializing in development of strategic management plans for corporations. Mr. Posey did his graduate and post graduate work at Vanderbilt University.

PART II

Item 5.           Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NASD’s OTC Bulletin Board under the symbol GSCP. As of February 22, 2006, there were approximately 2,550 holders of record of our common stock representing approximately 9,000 beneficial owners. GlobalSCAPE stock began trading on February 15, 2002. The table below sets forth the quarterly high and low bid prices for our common stock for the last two fiscal years.

Common Stock Price

	Fiscal Year ended December 31,
	2004		2005
	High	Low	High	Low
First Quarter (ending March 31)	$0.27	$0.16	$0.32	$0.16
Second Quarter (ending June 30)	$0.18	$0.10	$0.40	$0.25
Third Quarter (ending September 30)	$0.18	$0.10	$3.00	$0.31
Fourth Quarter (ending December 31)	$0.21	$0.13	$4.90	$1.08

Annual	$0.27	$0.10	$4.90	$0.16

The closing bid price on March 6, 2006 was $2.72. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

We have never paid a cash dividend, and do not expect to do so in the foreseeable future. We expect to reinvest all of our earnings in the further growth of the business.

Item 6.           Selected Financial Data

The selected financial data presented below for the years ended December 31, 2001, 2002, 2003, 2004 and 2005 are derived from our audited financial statements.

Statement of Operations Data:

	Years ended December 31,
	2001	2002	2003	2004	2005
Revenues:
Software product revenues	$5,242,760	$5,186,824	$4,734,105	$4,713,191	$6,096,045
Maintenance and support (net of deferred revenue)	16,388	82,679	113,014	217,469	737,003
Advertising revenues	38,540	—	—	—	—
Total revenues	5,297,688	5,269,503	4,847,119	4,930,660	6,833,048
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	323,309	353,918	532,910	371,242	279,964
Selling, general and administrative	3,551,498	3,580,361	3,613,759	3,456,598	3,989,372
Research and development	1,176,714	848,212	945,395	727,423	869,155
Depreciation and amortization	546,017	544,063	390,154	171,834	98,071
Settlement with ATSI Comm. Inc.	—	392,905	—	—	—
Total operating expenses	5,597,538	5,719,459	5,482,218	4,727,097	5,236,562
Income (loss) from operations	(299,850)	(449,956)	(635,099)	203,563	1,596,486
Interest expense, net	4,420	11,783	(5,016)	(1,651)	(620)
Interest income	—	—	—	—	10,685
Gain (loss) on sale of assets	—	—	(1,486)	—	1,242
Income (loss) before provision for income taxes	(295,430)	(438,173)	(641,601)	201,912	1,607,793
Total income tax provision (benefit)	(38,295)	175,202	1,400	1,489	66,611
Net income (loss)	$(257,135)	$(613,375)	$(643,001)	200,423	1,541,182
Net income (loss) per common share - basic	$(0.02)	$(0.05)	$(0.05)	$0.01	$0.11
Net income (loss) per common share -assuming dilution	$(0.02)	$(0.05)	$(0.05)	$0.01	$0.10

Balance Sheet Data:

	December 31,
	2001	2002	2003	2004	2005

Cash and cash equivalents	$134,537	$480,609	$342,433	$572,959	$2,029,473
Working capital	498,134	368,567	19,203	341,749	1,835,832
Total assets	2,009,806	1,412,042	918,278	971,857	2,901,671
Long term debt including capital lease obligations, less current portion	77,080	15,477	—	—	—
Cash dividends per common share	$—	$—	$—	$—	$—

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2003, 2004 and 2005 and related notes included elsewhere in this document.

Overview

GlobalSCAPE develops and distributes secure file management software that enables users to safely send data over the internet. Our products guarantee the privacy of critical information such as financial data, medical records, customer files and other similar documents. In addition, our products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transaction and automate processes. We also develop and distribute Web content management and Web development tools.

Since 2000, we have focused on enhancing our portfolio of products to meet the increasing demand for data security, and for solutions that permit non-technical personnel to contribute content to their organizations’ Web sites. Our strategy is to continue enhancing our file transfer products across the board to meet the demands of both individual and enterprise users, while improving the security features of our current product line. We believe that the next phase of our growth will come through the continued development of our secure FTP Server and Enhanced File Transfer products involving secure file transfer to meet the growing demand for file security when transferring information across the internet due to changes in regulations in various industries and the demand of users for secure solutions. We are encouraged with the interest we have seen in our enhanced file transfer offerings so far, with sales exceeding our expectations. We intend to release new versions of CuteFTP, CuteFTP Pro and Secure FTP Server early in 2006 and we believe we can slow the decline in sales of CuteFTP and improve sales of CuteFTP Pro and Secure FTP Server. We plan on releasing additional versions of EFT and modules for it throughout 2006.

Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline. Management believes that the market for stand-alone FTP client programs for home consumers may be declining. While it cannot be determined with certainty, CuteFTP and CuteFTP Pro may have reached such a point in their lifecycles. In order to respond to this decline, we have begun concentrating on product offerings for business users. We have not seen the same decline in the market for secure FTP client programs and servers such as CuteFTP Pro and Secure FTP Server which we believe better target the needs of businesses.

Our shift to emphasizing product offerings for business users will have important consequences for our business. GlobalSCAPE will require more technical sales and support persons to handle the complex configurations of customer systems as the customer base grows. More difficult and different situations will arise as customer needs grow. We will need to have the ability to understand and solve technical issues in a timely manner. With increased sales to business we should realize additional revenues from maintenance and support agreements to support the additional personnel.

Liquidity and Capital Resources

Our capital requirements are driven principally by our need to enhance our existing products and to develop new products. The amount of our capital expenditures has a direct impact on our ability to offer enhanced and new products to our customers. Our principal source of capital is cash flow from operations which, in turn, is highly dependent on our sales revenue. Historically, we have relied heavily on sales of CuteFTP Home and CuteFTP Professional, which accounted for 69% and 50% of our revenues in the years ended December 31, 2004 and 2005, respectively. Newer products in 2005, namely Enhanced File Transfer and Secure FTP Server, have increased our total revenue while reducing the percentage of total revenue previously held by the two CuteFTP products.

Our principal sources of capital are cash on hand and cash flow from operations. To the extent that sales decline, our cash flow from operations will also decline. If sales decline or our liquidity otherwise requires, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures.

Net cash provided (used) by operating activities was ($105,548), $384,314 and $1,549,636 in 2003, 2004 and 2005, respectively. Net cash used in operating activities in 2003 was primarily the result of the net loss for the period offset somewhat by depreciation and amortization charges for the period. In 2004, net cash provided resulted from an increase in net income primarily as a result of increased revenues, adjustments related to depreciation and amortization as well as decreased accounts receivable. Net cash provided by operating activities in 2005 was primarily due to an increase in net income primarily as a result of increased revenues, offset by an increase in accounts receivable, accrued liabilities and deferred revenue and a decrease in accounts payable.

Net cash used in investing activities for 2003, 2004 and 2005 was $73,207, $42,250, and $102,062 respectively. In 2003, 2004 and 2005, we capitalized the purchase of $73,027, $42,250 and $103,304 in equipment and software, respectively.

Net cash provided (used) in financing activities during 2003, 2004 and 2005 was $ 40,399, ($111,538) and $8,940, respectively. In 2003, we made principal payments of $61,317 on capital lease obligations and borrowed $100,000 under our line of credit and received $1,716 for the exercise of stock options. In 2004, we made principal payments on notes payable of $100,000 and made principal payments of $15,294 on capital lease obligations and received $3,756 for the exercise of stock options. In 2005, we received $8,940 for the exercise of stock options. We did not enter into any new capital leases in 2004 or 2005.

As of December 31, 2005, we had $2,029,473 in cash and cash equivalents, current assets of $2,685,505 and current liabilities of $849,673, resulting in working capital of $1,835,832. This represented a working capital improvement of $1,494,083 over December 31, 2004. Our principal commitments at December 31, 2005, consisted of obligations outstanding under operating leases as well as royalty agreements with third parties. The commitments related to royalty agreements are contingent on sales volumes. We plan to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. We expect that operating expenses will continue to be a material use of our cash resources as well, but will manage the business based on the immediately foreseeable operating cash flows. The facility that we currently occupy is expected to be sufficient for the next twelve months. Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2006.

We do not currently have any commitments for outside sources of capital. At December 31, 2005, we had a $250,000 revolving credit agreement which expires on March 31, 2006. We believe that, if necessary, we could enter into a similar arrangement in the future, although we cannot assure you that we will be able to do so. We may also sell equity securities in order to finance future acquisitions or licensing activities.

The following table summarizes our contractual obligations at December 31, 2005, consisting of future minimum capital lease payments and future minimum payments under operating leases:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$476,647	$190,659	$285,988	$—	$—
Deferred compensation	$12,121	—	$12,121	—	—
Total	$488,768	$190,659	$298,109	$—	$—

Critical Accounting Policies

Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the Unites States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts receivable, long-lived and intangible assets, income taxes and contingencies. Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances. Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent form other sources. Actual results may differ from the estimates under different assumptions or conditions.

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

The Company began selling technical support and maintenance services for some of its software products in 2001. Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002 and remained relatively flat, ending 2003 with a balance of approximately $140,000. Sales of these agreements grew in 2004 and 2005 with higher priced support and maintenance for our enterprise class software products and our efforts to renew agreements upon their expiration. Growth in the sales of maintenance and support agreements may result in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk. We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations. No single customer accounted for more than 2% of net revenues in 2003 or 2004. In 2005, we had one customer that accounted for approximately 2.6% of net revenues.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value. No impairment was recognized in 2003, 2004 or 2005.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans, which are described in Note 8. Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans based on the fair market value of options granted. The Company chose to account for stock based compensation using the intrinsic value method prescribed in APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. On December 31, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard 148, Accounting for Stock Based Compensation - Transition and Disclosure (SFAS 148), which amends SFAS 123. SFAS 148 requires more prominent and frequent disclosures about the effects of stock-based compensation. The Company continued to account for its stock-based compensation according to the provisions of APB Opinion No. 25. The pro forma disclosure requirements prescribed by SFAS 123, as amended by SFAS 148 are included in Note 1 to the Financial Statements.

In December 2004, FASB issued Statement No. 123-R, Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the first quarter of 2006, SFAS 123-R will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair –value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. This change in accounting will be required in the first quarter of 2006 and will result in increased compensation expense for stock options over their vesting period.

See note 1 to the financial statements on page 44 under the heading Stock Options. The Company will adopt the fair value method of accounting for stock options during the first quarter of 2006.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2003, 2004 and 2005, we spent approximately $945,000, $728,000 and $870,000 respectively, on research and development. No research and development expenses were capitalized in 2003, 2004 or 2005 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. Predicting the ability to realize these assets in future periods requires a great deal of judgment by management. Although we have generated pre-tax income in previous years, unusual or infrequently occurring transactions resulted in pre-tax losses in 2001 and 2002 (compensation charges in 2001 and the settlement with ATSI and termination of CEO in 2002). Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management determined that a $540,350 valuation allowance at December 31, 2003 and $484,853 valuation allowance at December 31, 2004, was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. No allowance was considered necessary at December 31, 2005. The change in the valuation allowance for the current year is a net decrease of $484,853.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue. We derive our revenues primarily from software sales. Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. Revenues increased approximately 39% from 2004 to 2005, from $4,930,660 in 2004 to $6,833,048 in 2005. Unit volume decreased with approximately 170,000 licenses sold in 2004 versus 124,000 sold in 2005. The decrease in unit volumes was offset by an increase in the average selling price of our products from $39.66 in 2004 to $58.87 in 2005 as a result of increased sales of our enhanced file transfer offerings. The increase in revenues was up quarter over quarter in 2005 compared to the same quarters in 2004. We believe the economic uncertainty in the first three quarters of 2004 contributed to those periods’ poor performance along with the turnover in our sales force. Our fourth quarter revenues in 2004 increased approximately 11% over the same quarter in 2003 and approximately 56% in the fourth quarter 2005 over 2004.

In 2004 and 2005, approximately 69% and 50%, respectively, of our revenues were generated from sales of CuteFTP and CuteFTP Pro. Combined sales of these products increased approximately 1% in revenue year over year. Sales of CuteFTP declined approximately 22% while sales of CuteFTP Pro increased approximately 18%. Those changes were the result of the continuing maturity of CuteFTP and the increasing demand by business users of CuteFTP Pro. CuteFTP Pro has more features and is designed for business use, whereas CuteFTP is for home use only. Users are moving to CuteFTP Pro for the advanced features and security levels. Our reliance on these products may negatively impact future results from operations if we are unable to maintain revenues from these products or successfully introduce new product offerings. The relatively flat sales performance of CuteFTP and CuteFTP Pro was offset by an increase in sales of our Secure Server and Enhanced File Transfer products. Sales of these products grew from 14% of our revenues in 2004 to 43% in 2005. This increase was the result of the needs of businesses to transfer files in a secure fashion using business or enterprise level software. In addition, because of the more complex nature of these products, purchasers require increased maintenance and support. As a result, our maintenance and support revenues increased by 239% from 2004 to 2005 from $217,469 in 2004 to $737,003, net of deferred revenue. Our maintenance and support revenues are generally recognized over the life of the agreement, which is discussed further under the Deferred Revenue section of Item 7.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products. Cost of revenues decreased by approximately 25% between periods from $371,242 in 2004 to $279,964 in 2005 due to a decrease in royalty expenses related to our software distribution agreements with third parties. Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. We expect the cost of revenues to remain consistent both as a percentage of sales and in gross terms in 2006 when compared to 2005.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees. Selling, general and administrative expenses increased by approximately 15%  from $3,456,598 in 2004 to $3,989,372 in 2005. The number of persons employed by GlobalSCAPE was reduced from 45 to 36 in February 2004. As of March 1, 2006 the number of employees was 41.

Research and Development. Research and development expenses increased by approximately 19% from $727,000 in 2004 to $870,000 in 2005. Included in the research and development expenses, external development costs increased approximately 48% from 2004 to 2005. External development was increased in order to maintain the scheduled releases of CuteFTP, CuteFTP Pro, Secure FTP Server, and EFT.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and the amortization of the trademark associated with our purchase of CuteFTP in 1998. Depreciation and amortization expense declined by $73,763 or approximately 43% year over year. This decrease was due primarily to a reduction in amortization expense. The purchase of CuteFTP was fully amortized as of September 20, 2003. In addition, depreciation expense has declined due to a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income (Expense), Net. In 2004, we had interest expense of $1,651 related primarily to an advance on our line of credit and financing of insurance premiums. In 2005, we had interest expense of $620 related primarily to the financing of insurance premiums. During 2005, we had interest income of $10,685 as a result of interest earned on excess cash balances. During 2005, we had a gain of $1,242 on the sale of fully depreciated fixed assets.

Income Taxes. The provision for state income taxes in 2004 was $1,489 and there was no provision for federal income taxes in 2004. GlobalSCAPE’s effective income tax rate was 0.7% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets. The provision for state income taxes in 2005 was $1,065 and the provision for federal income taxes was $65,546 in 2005. GlobalSCAPE’s effective income tax rate is 4.1% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets. The Company utilized net operating loss carryforwards in 2004 to eliminate its Federal income tax expense and utilized the remaining net operating loss carryforwards in 2005 to substantially reduce its Federal income tax expense.

Net Income. In 2004, net income was primarily the result of a slight increase in revenue, a decrease in the cost of revenues, SG&A, research and development and depreciation costs. Significant effort was put in to controlling expenses in 2004, including the layoff of 9 employees. In 2005, net income was primarily the result of the introduction of our Enhanced File Transfer product and the features added to our Secure FTP Server product, resulting in an increase in revenue, while we continued to control expenses.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenue. We derive our revenues primarily from software sales. Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. Revenues increased approximately 2% from 2003 to 2004, from $4,847,119 in 2003 to $4,930,660 in 2004. Unit volume was relatively flat with approximately 175,000 sold in 2003 versus 170,000 in 2004. The increase in revenues was pronounced in the fourth quarter when compared to the same period in 2003. We believe the economic uncertainty in the first three quarters of 2004 contributed to those periods’ poor performance along with the turnover in our sales force. Our fourth quarter revenues increased approximately 11% over the same quarter in 2003.

In 2003 and 2004, approximately 75% and 69%, respectively, of our revenues were generated from sales of CuteFTP and CuteFTP Pro. Combined sales of these products declined approximately 7% year over year as a result of the changing needs of individuals and business to transfer files on the internet. Sales of CuteFTP declined approximately 36% while sales of CuteFTP Pro increased approximately 41%. The shift in revenue from CuteFTP to CuteFTP Pro was due to additional features in CuteFTP Pro that businesses and individuals required to securely transfer files across the internet. Our reliance on these products may negatively impact future results from operations if we are unable to maintain revenues from these products or successfully introduce new product offerings. In November 2004, GlobalSCAPE introduced its Enhanced File Transfer product to meet the growing needs of businesses to comply with requirements of businesses to transfer sensitive information securely.

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

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees. Selling, general and administrative expenses decreased approximately 4%  a year from $3,613,759 in 2003 to $3,456,598 in 2004 as a result of a decrease in the number of employees in 2004. The number of persons employed by GlobalSCAPE was reduced from 45 to 36 in February 2004.

For comparative purposes, selling, general and administrative expenses for 2003 includes approximately $540,000 in advertising expenses, relating primarily to the launch of the PureCMS product, as compared to $205,000 in 2004. Selling, general and administrative expenses also include approximately $134,900 in amortization of the CuteFTP trademark in 2003, when it was fully amortized.

Research and Development. Research and development expenses decreased approximately 23% from $945,395 in 2003 to $727,423 due to a reduction in the number of employees in 2004 and related salaries, payroll taxes and benefits costs. External development costs increased approximately 11% from 2003 to 2004. External development was increased to offset the loss of internal labor due to the layoff in order to maintain the scheduled releases of CuteFTP, CuteFTP Pro, Secure FTP Server, PureCMS and EFT.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and the amortization of the trademark associated with our purchase of CuteFTP in 1998. Depreciation and amortization expense declined $218,320 or approximately 56% year over year. This decrease was due primarily to a reduction in amortization expense. The purchase of CuteFTP was fully amortized as of September 2003. In addition, depreciation expense has declined due to a slowdown in additions to fixed assets in current periods relative to prior periods.

Interest Expense, Net. In 2003, we had interest expense of $5,016 related primarily to capital leases. In 2004, we had interest expense of $1,651 related primarily to an advance on our line of credit and financing of insurance premiums.

Income Taxes. The provision for state income taxes in 2003 was $1,400 and there was no provision for federal income taxes in 2003. GlobalSCAPE’s effective income tax rate was negative 0.2% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets. The provision for state income taxes in 2004 was $1,489 and there was no provision for federal income taxes in 2004. GlobalSCAPE’s effective income tax rate is 0.7% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets. The Company utilized its net operating loss carryforwards in 2004 to reduce its Federal income tax expense.

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

In 2005 approximately 33% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale. However, as of July 1, 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. We expect that the impact of any currency translation involved in the remittance of VAT taxes will not be material to our business.

Item 8.           Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2003, 2004 and 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GlobalSCAPE, Inc.:

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. (the Company) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalSCAPE, Inc. as of December 31, 2004 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

Helin, Donovan, Trubee & Wilkinson, LLP

February 17, 2006

Austin, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors

GlobalSCAPE, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of GlobalSCAPE, Inc. for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GlobalSCAPE, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

San Antonio, Texas

February 27, 2004

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$572,959	$2,029,473
Accounts receivable (net of allowance for doubtful accounts of $10,195 and $12,273 in 2004 and 2005, respectively)	148,534	590,715
Prepaid expenses	91,144	65,317
Total current assets	812,637	2,685,505

Property and equipment:
Furniture and fixtures	332,920	334,063
Software	245,601	284,621
Equipment	608,718	604,517
Leasehold improvements	167,762	167,762
	1,355,001	1,390,963
Accumulated depreciation and amortization	1,207,663	1,238,392
Net property and equipment	147,338	152,571

Other assets:
Deferred tax asset	—	51,983
Other	11,882	11,612
Total other assets	11,882	63,595

Total assets	$971,857	$2,901,671

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,
	2004	2005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,117	$91,763
Accrued expenses	170,654	234,236
Federal income tax payable	—	117,529
Deferred revenue	178,117	406,145
Total current liabilities	470,888	849,673

Long-term liabilities:
Deferred compensation	—	12,121
Other long-term liabilities	28,038	16,824
Total long-term liabilities	28,038	28,945

Total Liabilities	498,926	878,618

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,773,219 and 13,798,119 shares issued and Outstanding at December 31, 2004 and 2005, respectively	13,773	13,797
Additional paid-in capital	675,365	684,281
Retained earnings (deficit)	(216,207)	1,324,975
Total stockholders’ equity	472,931	2,023,053
Total liabilities and stockholders’ equity	$971,857	$2,901,671

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

	For the Years ended December 31,
	2003	2004	2005
Operating revenues:
Software product revenues	$4,734,105	$4,713,191	$6,096,045
Maintenance and support (net of deferred revenues)	113,014	217,469	737,003
Total revenues	4,847,119	4,930,660	6,833,048

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	532,910	371,242	279,964
Selling, general and administrative Expenses	3,613,759	3,456,598	3,989,372
Research and development expenses	945,395	727,423	869,155
Depreciation and amortization	390,154	171,834	98,071
Total operating expense	5,482,218	4,727,097	5,236,562
Income (loss) from operations	(635,099)	203,563	1,596,486

Other income (expense):
Interest expense	(5,016)	(1,651)	(620)
Interest income	—	—	10,685
Gain (loss) on sale of assets	(1,486)	—	1,242
Total other income (expense)	(6,502)	(1,651)	11,307
Income (loss) before income taxes	(641,601)	201,912	1,607,793

Income tax provision:
Current:
Federal	—	—	117,529
State	1,400	1,489	1,065
Deferred:
Federal (benefit)	—	—	(51,983)
State	—	—	—
Total income tax provision	1,400	1,489	66,611

Net income (loss)	$(643,001)	$200,423	$1,541,182

Net income (loss) per common share – basic	$(0.05)	$0.01	$0.11
Net income (loss) per common share - assuming dilution	$(0.05)	$0.01	$0.10

Weighted average shares outstanding- basic	13,361,706	13,668,800	13,778,989
Weighted average shares outstanding- assuming dilution	13,361,706	14,262,796	15,442,524

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid in	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balances at December 31, 2002	13,358,619	$13,359	$670,307	$226,371	$910,037
Net loss	—	—	—	(643,001)	(643,001)
Exercise of options	130,000	130	1,586	—	1,716
Balances at December 31, 2003	13,488,619	13,489	671,893	(416,630)	268,752
Net income	—	—	—	200,423	200,423
Exercise of options	284,600	284	3,472	—	3,756
Balances at December 31, 2004	13,773,219	13,773	675,365	(216,207)	472,931
Net income	—	—	—	1,541,182	1,541,182
Exercise of Options	24,900	24	8,916	—	8,940
Balance at December 31, 2005	13,798,119	$13,797	$684,281	$1,324,975	$2,023,053

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

	For the Years ended December 31,
	2003	2004	2005
Operating Activities:
Net income (loss)	$(643,001)	$200,423	$1,541,182
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Bad debt expense (recovery), net	14,508	(17,087)	8,231
Depreciation and amortization	390,154	171,833	98,071
Loss (gain) on disposition of assets	1,486	—	(1,242)
Deferred taxes	—	—	(51,983)
Changes in operating assets and liabilities:
Accounts receivable	(3,354)	109,167	(450,413)
Prepaid expenses	25,821	(44,716)	25,828
Other assets	—	—	269
Accounts payable	55,660	(58,438)	(30,353)
Accrued expenses	65,440	(3,281)	63,583
Federal income tax payable	—	—	117,529
Deferred revenue	(1,047)	37,628	228,028
Other long-term liabilities	(11,215)	(11,215)	906
Net cash provided (used) by operating activities	(105,548)	384,314	1,549,636
Investing Activities:
Proceeds from sale of property and equipment	—	—	1,242
Purchase of property and equipment	(73,027)	(42,250)	(103,304)
Net cash used in investing activities	(73,027)	(42,250)	(102,062)
Financing Activities:
Issuance of common stock	1,716	3,756	8,940
Borrowings under notes payable	100,000	—	—
Principal payments on notes payable	—	(100,000)	—
Principal payments on capital lease obligations	(61,317)	(15,294)	—
Net cash provided (used) in financing activities	40,399	(111,538)	8,940
Net increase (decrease) in cash and cash equivalents	(138,176)	230,526	1,456,514
Cash at beginning of period	480,609	342,433	572,959
Cash at end of period	$342,433	$572,959	$2,029,473

See accompanying notes.

	For the Years ended December 31,
	2003	2004	2005
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,852	$1,651	$620
Income taxes paid	$1,400	$1,489	$1,065

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

December 31, 2004 and 2005

1.                                      Overview of the Business and Significant Accounting Policies

Corporate Structure

All of the Company’s operations are conducted by GlobalSCAPE Texas, LP, a Texas limited partnership. The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation. GlobalSCAPE, Inc. was approximately 70% owned by the Brown and Mann-GlobalSCAPE Joint Venture, with the remainder held publicly. In October 2004, the Brown and Mann-GlobalSCAPE Joint Venture began distribution of its GlobalSCAPE stock to its two partners in their respective percentages. Prior to December 31, 2005, the partnership had completed its distribution. GlobalSCAPE, Inc. is a holding company and conducts no operations. The stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board. References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

Nature of Business

GlobalSCAPE, founded in April 1996, develops and distributes Internet related software. The Company is best known for its popular file transfer program, CuteFTP. Sales of CuteFTP and CuteFTP Pro accounted for 69% and 50% of total revenues in 2004 and 2005, respectively. Secure FTP Server accounted for approximately 14% of total revenues in 2004 and 22% in 2005, increasing from 7% of total revenues in 2003. The Company derives its revenues primarily from sales of licenses to use its software products. The Company is organized and operates as one operating segment, the provision of Internet-based software, which it markets over the Internet and through its direct internal sales force.

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

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence. Sales from these two products, which represented 50% of the Company’s revenues in 2005, increased 1% in revenue from the previous year. This increase was primarily in sales of CuteFTP Pro, which increased 18%. Sales of CuteFTP decreased 22% year over year and sales of Secure FTP Server, the companion product to CuteFTP Pro, increased 119%. Secure FTP Server accounted for approximately 14% and 22% in 2004 and 2005 respectively of total revenues. Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline. While it cannot be determined with certainty, CuteFTP may have reached such a point in its lifecycle. Management believes that the market for stand-alone FTP clients for home consumers may be declining. However, we have not seen the same decline in the market for secure FTP clients and servers such as CuteFTP Pro and Secure Server which we believe better target the needs of businesses.

The Company’s liquidity could be reduced in 2006 if sales of CuteFTP continue to decline and the Company is unable to successfully introduce new products or increase sales of existing products.

If sales decline or the Company’s liquidity otherwise requires, management has the intent and ability to reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures.

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

The Company began selling technical support and maintenance services for some of its software products in 2001. In 2004 and 2005, sales of enterprise class products resulted in higher maintenance and support agreements sold to customers and as a result deferred revenue at December 31, 2005 was $406,145.

The outbound shipping charges charged to the customer are included in software product revenues and amounted to approximately $58,000, $38,000 and $18,000 in 2003, 2004 and 2005, respectively. The costs associated with these shipping charges are included in the software products cost of revenue.

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Glueck and Kanja. The GlobalSCAPE software products associated with each of the companies are PublishXML, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro and Enhanced File Transfer (EFT), respectively. GlobalSCAPE’s agreement with Hannon Hill Corp. required a minimum royalty of $16,667 per month, as prepayment of royalties, for 12 months beginning in December 2002. These payments were expensed as paid because the lower than expected sales of PureCMS raised doubt as to the realization of benefit from these prepayments. The total amount expensed in 2003 relating to these prepayments was $183,337. The Company accrued approximately $36,000, $11,000, and $10,000 in royalty expense in 2003, 2004 and 2005, respectively.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk. The Company requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. No single customer accounted for more than 2% of revenues in 2003 or 2004. One customer accounted for approximately 2.6% of revenues in 2005.

Cash and cash equivalents, accounts receivable, employee advances, accounts payable, accrued expenses and notes payable, related party are reflected in the accompanying financial statements at cost, which approximates fair value because of the short term maturity of these instruments.

Other Concentrations

Sales in Foreign Markets. In 2003, 2004 and 2005, approximately 35%, 36% and 33%, respectively, of the Company’s revenues were generated from sales to customers who provided addresses in foreign countries. However, all revenues are received in U.S. dollars so there is no exchange rate risk with respect to the sale of our products. These sales were concentrated mostly in Western Europe, Canada, and Australia. In 2003, 2004 and 2005, the UK accounted for approximately 11.1%, 10.9% and 9.25%, respectively, of total revenues.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses charged to operations for the years ended December 31, 2003, 2004 and 2005 were approximately $542,000, $205,000 and $300,000, respectively, and are included in selling, general and administrative expenses. The advertising expenses in 2003 relate primarily to the PureCMS product launch. In 2004 and 2005, the Company incurred advertising cost principally for the purchase of keywords for internet searches, a direct mail campaign for EFT, trade show participation and advertising in various publications.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. GlobalSCAPE recorded a deferred tax asset of $51,983 at December 31, 2005 as a result of its taxable income for the year. Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management determined that a valuation allowance was necessary at December 31, 2004. No valuation was considered necessary at December 31, 2005. During 2005 a decrease in the valuation allowance of $484,853 at was necessary to decrease the valuation allowance for the benefit of the net operating loss carryforward benefit utilized in the current year.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2003, 2004 and 2005, we spent approximately $945,000, $728,000 and $870,000, respectively, on research and development. Typically technological feasibility is achieved very late in the development cycle and as such no research and development expenses were capitalized in 2003, 2004 or 2005 and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

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

For purposes of pro forma disclosures, the estimated fair value of the options at the grant date is amortized to expense over the options’ estimated vesting period. The Company’s pro forma information for 2003, 2004 and 2005 follows:

	Years ended December 31,
	2003	2004	2005
Net income (loss), as reported	$(643,001)	$200,423	$1,541,182
Stock based compensation included in the determination of net income (loss) as reported, net of related tax effects	—	—	—
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(48,057)	(19,639)	(25,921)
Pro forma net income (loss)	$(691,058)	$180,784	$1,515,261

Earnings (loss) per share:
Basic- as reported	$(0.05)	$0.01	$0.11
Basic- pro forma	$(0.05)	$0.00	$0.11

Diluted- as reported	$(0.05)	$0.01	$0.10
Diluted- pro forma	$(0.05)	$0.00	$0.10

The weighted average fair value of the individual stock options granted during 2003, 2004, and 2005 is estimated at $0.20, $0.11 and $0.31, respectively, on the date of grant. The fair values were determined using a minimum value options-pricing model with the following assumptions:

	2003	2004	2005
Dividend yield	None	None	None
Expected volatility	2.23	1.64	1.91
Risk-free interest rate	3.21%	4.24%	4.35%
Expected life	5.0	5.0	5.0

Cash and cash equivalents

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

Sale / Disposal of Assets

During 2005, the Company disposed of equipment and software with an original purchase price of $29,949 and accumulated depreciation of $29,949. GlobalSCAPE recognized a gain of $1,242 related to the disposal of these assets. During 2004 the Company disposed of equipment and software with an original purchase price of $31,494 and accumulated depreciation of $31,494. GlobalSCAPE recognized no gain or loss related to the disposal of these assets. During 2003 the Company disposed of equipment and software with an original purchase price of $69,738 and accumulated depreciation of $68,252. GlobalSCAPE recognized a loss of $1,486 related to the disposal of these assets.

Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. These software development costs were amortized using the straight-line method over a three-year period and are only those costs incurred in the development of products that are sold to external customers and not used for internal purposes. No research and development expenses were capitalized in 2003, 2004 or 2005 and all previously capitalized research and development expenses were fully amortized at December 31, 2002. These software development costs are not related to those costs incurred for the acquisition of software products or titles. For the years 2003, 2004 and 2005, we spent approximately $945,000, $728,000 and $870,000, respectively, on research and development.

Other Long-Term Assets

Costs incurred for the acquisition of CuteFTP were capitalized and amortized over the estimated useful life of five years using the straight-line method. The Core Software Technology on the balance sheet represents the purchase of the source code and related trademark for CuteFTP and the related amortization of these costs. GlobalSCAPE recognized amortization expense related to CuteFTP of approximately $135,000 in 2003. The asset was fully amortized at December 31, 2003.

Other assets include deposits for facilities, which are anticipated to be refunded to the Company upon termination of the lease.

Deferred Compensation

The deferred compensation liability is related to an employment agreement with the President. The deferred compensation is subject to certain terms and conditions related to his planned retirement in December 2008.

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

	Year ended December 31,
	2003 (1)	2004 (2)	2005 (3)
Numerators
Numerator for basic and diluted earnings per share:
Net income (loss)	$(643,001)	$200,423	$1,541,182
Denominators
Denominators for basic earnings per share:
Weighed average shares outstanding-Basic	13,361,706	13,668,800	13,778,989
Dilutive potential common shares:
Stock Options	—	593,996	1,663,535
Denominator for dilutive earnings per share	13,361,706	14,262,796	15,442,524
Net income (loss) per common share	$(0.05)	$0.01	$0.11
Net income (loss) per commons share – assuming dilution	$(0.05)	$0.01	$0.10

(1)          For the year ended December 31, 2003, 1,856,171 options have not been included in dilutive shares as the effect would be anti-dilutive.

(2)          For the year ended December 31, 2004, 882,000 options have not been included in dilutive shares as the effect would be anti-dilutive.

(3)          For the year ended December 31, 2005, all options have been included in dilutive shares.

Recent Accounting Pronouncements

Effective July 1, 2005, the Company adopted SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board (“APB”) Opinion No. 29 (“SFAS 153”). SFAS 153 amended prior guidance to eliminate the exception for nonmonetary exchanges of similar productive assets and replaced it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 were required to be applied prospectively. SFAS 153 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-5”). EITF 04-5 provides a framework for determining whether a general partner controls and should consolidate a limited partnership or a similar entity in light of certain rights held by the limited partners. The consensus also provides additional guidance on substantive rights. EITF 04-5 was effective after June 29, 2005 for all newly formed partnerships and for any pre-existing limited partnerships that modified their partnership agreements after that date. The adoption of this provision of EITF 04-5 did not have a material impact on the Company’s unaudited interim condensed consolidated financial statements. EITF 04-5 must be adopted by January 1, 2006 for all other limited partnerships through a cumulative effect of a change in accounting principle recorded in opening equity or it may be applied retrospectively by adjusting prior period financial statements. The adoption of this provision of EITF 04-5 is not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). The statement requires retrospective application to prior periods’ financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 is not expected to have a material impact on the Company’s unaudited interim condensed consolidated financial statements.

In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment (“SFAS 123(r)”), which revised SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(r) provides additional guidance on determining whether certain financial instruments awarded in share-based payment transactions are liabilities. SFAS 123(r) also requires that the cost of all share-based transactions be measured at fair value and recognized over the period during which an employee is required to provide service in exchange for an award. The SEC issued a final ruling in April 2005 allowing a public company that is not a small business issuer to implement SFAS 123(r) at the beginning of the next fiscal year after June 15, 2005. Thus, the revised pronouncement must be adopted by the Company by January 1, 2006. As permitted under SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123, the Company elected to use the prospective method of accounting for stock options granted subsequent to December 31, 2002. Options granted prior to January 1, 2003 will continue to be accounted for under the intrinsic value method until the adoption of SFAS 123(r). In addition, the pro forma impact of accounting for these options at fair value will continue to be accounted for under the intrinsic value method until the last of those options vest in 2005. The adoption of SFAS 123(r)® is expected to increase compensation expense during period that employees vest in their stock options.

2.                                      Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts. The activity of the Company’s allowance for doubtful accounts for the years ended December 31, 2003, 2004 and 2005 is presented in the following table:

Balance at		Charged to		Balance at
Year Ended December 31	Beginning of Period	Income or Expense	Deductions (1)	End of Period

2003	58,427	14,508	(29,354)	43,581
2004	43,581	(17,087)	(16,299)	10,195
2005	10,195	8,231	(6,153)	12,273

(1)  Represents amounts written off as uncollectible accounts receivable.

3.                                      Debt

The Company has obtained a $250,000 revolving line of credit agreement with a commercial bank. The line of credit expired in December 2004, when it was renewed and extended through March 2006. The line is due on demand, but if no demand then in March 2006. The interest rate is subject to change and is indexed to the bank’s prime rate. The rate at December 31, 2005 was 9.25%. In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts receivable and property and equipment. The Company borrowed $100,000 on September 11, 2003 under this agreement. This amount remained outstanding at December 31, 2003 and was repaid in February 2004. The Company does not intend to renew this line of credit.

4.                                      Commitments and Contingencies

Capital Leases

The Company had financed the acquisition of certain fixed assets through capital lease obligations. These obligations were paid in full in 2004. As of December 31, 2005 GlobalSCAPE had no capital lease obligations.

Property and equipment at December 31, 2003 and 2004 includes $227,000 for assets held under capital leases, less associated accumulated depreciation of $203,000 and $227,000, respectively. Depreciation for assets held under capital leases is included in depreciation and amortization expense.

Operating Leases

Minimum future lease payments on non-cancelable operating leases for office facilities are as follows for the years ending December 31:

2006	190,659
2007	190,659
Thereafter	95,329
$476,647

This lease provides the Company with two successive 5-year renewal options. Operating lease expense amounted to approximately $180,000 in each of 2003, 2004 and 2005.

Contingencies

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. There are no pending claims against the Company that would have a material adverse effect on the financial statements of the Company.

5.                                      Related Party Transactions

On June 11, 2002, ATSI sold its majority interest in GlobalSCAPE, Inc. to Brown and Mann-GlobalSCAPE Joint Venture, a Texas general partnership owned by San Antonio-based investors Thomas W. Brown and David L. Mann. Contemporaneously with this transaction, GlobalSCAPE agreed to compromise and settle a $612,304 inter-company balance owed to it by ATSI, which resulted in charges to GlobalSCAPE of $392,905. The balance was settled for (i) $200,000 in cash from ATSI; (ii) NTFC Capital Corporation’s release of GlobalSCAPE as a co-borrower on a capital lease executed by ATSI in 1999, and (iii) ATSI’s agreement to provide $50,000 worth of transition support services to GlobalSCAPE over the nine months ending March 11, 2003.

On March 30, 2004, the Company obtained a $200,000 line of credit with the Brown and Mann-GlobalSCAPE Joint Venture. The line of credit was available after June 21, 2004 if the Company failed to extend a line of credit with a bank and matured on December 31, 2004. The line of credit with the partnership was not renewed. The interest rate was subject to change and was indexed to the prime rate published in the Wall Street Journal. In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the Brown and Mann-GlobalSCAPE Joint Venture whereby GlobalSCAPE granted a security interest in all its accounts receivable and property and equipment. The Brown and Mann-GlobalSCAPE Joint Venture is 70% owned by Thomas W. Brown and 30% owned by David L. Mann, both of whom are members of GlobalSCAPE’s Board of Directors. In October 2004 the Brown and Mann-GlobalSCAPE Joint Venture distributed all shares held by the partnership to its two partners with the exception of 17,856 shares, which were distributed in 2005.

6.                                      Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2004	2005
Total deferred tax liabilities	$—	$—

Deferred tax assets:
Accrued expenses	—	14,828
Allowance for doubtful accounts	3,466	4,173
Deferred compensation	—	4,121
Depreciation and amortization	56,696	28,861
Net operating loss carryforwards	424,691	—
Total deferred tax assets	484,853	51,983
Valuation allowance for deferred tax assets	484,853	—
Net deferred tax assets	$—	$51,983

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	2003	2004	2005
Taxes computed at federal statutory rate	$(218,620)	$68,655	$546,650
Increases (decreases) in taxes resulting from:
State taxes, net of federal benefit	924	983	703
Non-deductible incentive stock option compensation charges	—	—	—
Other non-deductible expenses	2,581	2,368	4,113
Change in valuation allowance	216,515	(55,497)	(484,853)
Other	—	(15,020)	(2)
Total	$1,400	$1,489	$66,611

At December 31, 2005 the Company has utilized its available net operating loss carryforwards for both financial reporting and Federal income tax reporting purposes.

7.                                      Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees with at least six months of service. Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations. The plan provides for employer matching and discretionary contributions, the amounts of which are to be determined annually by the Board of Directors. The Company made contributions to the plan of $7,533, $6,910 and $11,120 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), and elected to use the intrinsic value method in accounting for its stock option plan in accordance with Accounting Principles Board opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations under which compensation expense is recorded to the extent that the current market price of the underlying stock exceeds the exercise price. No options were issued below fair value for the years ended December 31, 2004 and 2005.

In December 2004, FASB issued Statement No. 123-R, Share-Based Payment, which establishes accounting standards for transactions in which an entity receives employee services in exchange for (a) equity instruments of the entity or (b) liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of equity instruments. Effective in the first quarter of 2006, SFAS 123-R will require us to recognize the grant-date fair value of stock options and equity based compensation issued to employees in the statement of operations. The statement also requires that such transactions be accounted for using the fair –value-based method, thereby eliminating use of the intrinsic value method of accounting in APB No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. This change in accounting will be required in the first quarter of 2006 and will result in increased compensation expense for stock options over their vesting period.

During the second quarter of 2005, 469,000 options were granted to various employees at an average exercise price of $0.3172 per share.

Supplemental Disclosures for Stock Options

The following table shows the number of options granted, cancelled and exercised for all option plans for the three years ending December 31, 2005.

	Number of	Weighted Avg.
	Shares	Exercise Price
2003
Outstanding December 31, 2002	2,965,671	$0.40
Granted	56,000	0.20
Expired	1,035,500	0.72
Exercised	130,000	0.07
Outstanding December 31, 2003	1,856,171	$0.24

2004
Granted	581,000	0.12
Expired	182,500	0.28
Exercised	284,600	0.01
Outstanding December 31, 2004	1,970,071	$0.24

2005
Granted	469,000	0.32
Expired	20,000	0.16
Exercised	24,900	0.36
Outstanding December 31, 2005	2,394,171	$0.26

The following table shows information about outstanding stock options at December 31, 2005.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.0132	565,571	4.89	$0.0132	565,571	$0.0132
$0.12 - $0.20	518,600	8.61	0.1497	176,451	0.1512
$0.31 - $0.33	469,000	9.46	0.3172	—	—
$0.464	841,000	5.29	0.4640	841,000	0.4640
$0.0132 - $0.464	2,394,171	6.73	$0.2607	1,583,022	$0.2681

There were 535,571 shares exercised in January 2006 at a weighted average exercise price of $0.0132 per share.

9.                                      Quarterly Financial Information (unaudited)

	Item 8B. Fiscal Year 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,172,137	$1,287,797	$1,270,223	$1,200,502
Total operating expenses	1,377,017	1,083,595	1,134,881	1,133,091
Other Income (expense)	(720)	—	(371)	(560)
Net income (loss) before provision for income taxes	(205,600)	204,202	134,971	66,851
Net income (loss)	(205,600)	204,202	134,971	66,851

Net income (loss) per share:
Basic	$(0.015)	$0.015	$0.010	$0.005
Diluted	$(0.015)	$0.014	$0.009	$0.005
Weighted average shares outstanding:
Basic	13,488,619	13,638,995	13,773,219	13,773,219
Diluted	13,488,619	14,154,174	14,303,786	14,367,215

	Item 8C. Fiscal Year 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,422,381	$1,819,376	$1,723,685	$1,867,606
Total operating expenses	1,262,418	1,293,747	1,334,381	1,346,206
Other Income (expense)	(328)	(15)	4,424	7,417
Net income before provision for income taxes	159,963	525,614	393,728	528,817
Net income (loss)	158,570	525,614	393,728	463,271

Net income (loss) per share:
Basic	$0.012	$0.038	$0.029	$0.034
Diluted	$0.011	$0.036	$0.025	$0.029
Weighted average shares outstanding:
Basic	13,773,219	13,773,219	13,776,969	13,792,523
Diluted	14,366,506	14,584,284	15,582,248	15,794,293

GlobalSCAPE released its Enhanced File Transfer product in November 2004, comparisons of GlobalSCAPE’s quarterly results from operations should take this item into consideration.

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

There has been no change in our internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information called for by Item 10 of Form 10-K as to Directors is incorporated herein by reference to such information included in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on June 1, 2006 under the caption “Election of Directors.”  Also see Item 4A of Part I of this Form 10-K. The information called for by Item 10 of Form 10-K as to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to such information included in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on June 1, 2006 under the caption “Executive Officers.”

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

Item 11.    Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on June 1, 2006, under the caption “Executive Compensation” except for those parts under the captions “Board Report on Executive Compensation”.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on June 1, 2006, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.    Certain Relationships and Related Transactions

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on June 1, 2006, under the caption “Certain Relationships and Related Transactions.”

Item 14.    Principal Accountant Fees and Services.

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on June 1, 2006 under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)(1)                    Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

•                  Consolidated balance sheets – December 31, 2004 and 2005

•                  Consolidated statements of operations – Years ended December 31, 2003, 2004 and 2005

•                  Consolidated statements of stockholders’ equity – Years ended December 31, 2003, 2004 and 2005

•                  Consolidated statements of cash flows – Years ended December 31, 2003, 2004 and 2005

•                  Notes to consolidated financial statements – December 31, 2005

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

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

Exhibit Number	Description
*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).
*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).
*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).
*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Annual Report on Form 10-K filed April 2, 2001).
10.9	Commercial Lease Agreement between ACLP University Park S.A. II, L.P. and the Company dated April 13, 1999 (Filed as Exhibit 10.1 to Form 10 filed May 12, 2000).
*10.10	Release and Indemnity Agreement between GlobalSCAPE, Inc. and Sandra Poole-Christal dated April 2, 2001 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 1, 2002).
*10.11

Granting letter for 808,571 options to Sandra Poole-Christal under GlobalSCAPE, Inc. 1998 Stock Option Plan dated April 20, 2001 (Filed as Exhibit 10.18 to Annual Report on Form 10-K filed April 1, 2002).

*10.12	Bonus letter for Sandra Poole-Christal in connection with grant of 808,571 options under 1998 Stock Option Plan (Filed as Exhibit 10.19 to Annual Report on Form 10-K filed April 1, 2002).
*10.13	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Sandra Poole Christal dated April 20, 2001 (Filed as Exhibit 10.20 to Annual Report on Form 10-K filed April 1, 2002).
*10.14	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Annual Report on Form 10-K filed April 1, 2002).
*10.15	Employment Agreement between GlobalSCAPE, Inc. and Charles R. Poole dated effective July 1, 2005 (Filed as exhibit 10.1 on Form 8-K filed June 20, 2005).
*10.16	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Charles R. Poole dated June 15, 2005 (Filed as Exhibit 10.2 on Form 8-K filed June 20, 2005).
21	Subsidiaries (Filed as Exhibit 21 on Form 10-K filed March 24, 2005).
23.1	Consent of Helin, Donovan, Trubee & Wilkinson, LLP (filed herewith).
23.2	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d – 14(a) Certification of Charles R. Poole, President and Chief Operating Officer of GlobalSCAPE, Inc. (filed herewith).
31.2	Rule 13a-14(a)/15d – 14(a) Certification of Thomas F. Farar, Chief Financial Officer (filed herewith).
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 9, 2006.

GlobalSCAPE, Inc.

By:	/s/ Charles R. Poole
Charles R. Poole
President and Chief Operating Officer

By:	/s/ Thomas F. Farar
Thomas F. Farar
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 9, 2006.

Signature	Title

/s/ Charles R. Poole	President, COO and Director
Charles R. Poole	(Principal Executive Officer)

/s/ Thomas W. Brown	Chairman of the Board and Director
Thomas W. Brown

/s/ David L. Mann	Director
David L. Mann

/s/ Thomas F. Farar	Chief Financial Officer,
Thomas F. Farar	Treasurer, Secretary
(Principal Accounting and Financial Officer)