Form 10-K/A
period 2005-12-31
GLOBALSCAPE INC
filed 2006-05-03
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A Number 1

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

Explanatory Note:

GlobalSCAPE, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission on March 9, 2006 (“Original Form 10-K”), to amend Item 1 “Business,” Item 1A “Risk Factors,” Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), Item 8 “Financial Statements and Supplementary Data,” Item 9A “Controls and Procedures,” and Item 15 “Exhibits and Financial Statement Schedules.” Additionally, the Registrant added Note 10 regarding the restatement of the Registrant’s financial statements and revised Note 1.

As discussed in Note 1 and to the Financial Statements, on April 26, 2006, GlobalSCAPE and its Board of Directors, after consultation with GlobalSCAPE’s independent registered public accounting firm, concluded that GlobalSCAPE would amend its Annual Report on Form 10-K for the year ended December 31, 2005 and restate its financial statements and financial information for the year ended December 31, 2005. The restatement adjustments correct revenue from maintenance and support (net of deferred revenues) for the year ended December 31, 2005. GlobalSCAPE mistakenly recorded $154,433 as current revenue which should have been recorded as deferred revenue. The correction of the error resulted in a decrease of $154,433 in GlobalSCAPE’s revenue as reported on GlobalSCAPE’s income statement and an increase of $154,433 to the previously stated deferred revenue on GlobalSCAPE’s balance sheet at December 31, 2005. The error was caused by a failure to properly code deferred revenue percentages on products introduced to our product line into our sales and order entry database. The error has been corrected.

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K, as amended hereby, in its entirety. However, this Form 10-K/A amends and restates only Items 1, 1A, 6, 7, 8, 9A, and 15 of the Original Form 10-K, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying financial statements, and no other information in the Original Form 10-K is amended hereby.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by GlobalSCAPE’s principal executive officer and principal financial officer are being filed with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. In addition, Exhibits 23.1 and 23.2 have been amended to contain currently-dated consents of independent registered public accounting firms.

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

Forward-Looking Statements

This amended Annual Report on Form 10-K/A Number 1 and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that are not of historical fact, but describe management’s beliefs and expectations. We have identified many of the forward-looking statements in this Annual Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.”  Although we believe these beliefs and expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report and other documents filed with the Securities and Exchange Commission. Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Annual Report.

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

During 2005, approximately 67% of our revenues were generated from customers within the United States, with the remaining 33% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our 2005 revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP and CuteFTP Pro accounted for 69% and 51% of our revenues in 2004 and 2005, respectively. Our combined sales of our Secure Server and Enhanced File Transfer products grew from 14% of our revenues in 2004 to 44% in 2005.

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

Continue to develop online marketing capabilities. We believe we have significant expertise in driving online sales via online marketing activities, including product placement on third party sites such as search engines and referral sites, and electronic mail campaigns. This type of sales activity is particularly well suited to certain of our lower priced products because of the lower cost of sale.We intend to continue to leverage our established Web presence to drive online sales as well as supporting our direct and reseller sales efforts.

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

Seasonality

We believe our internet sales are subject to seasonal variations and we experience significantly less sales volume during national holidays and weekends when compared to normal business days. In the fourth quarter of 2004, our sales revenues increased approximately 11% over the same period in 2003, as a result of new product releases and our sales force development although sales declined from November 2004 to December 2004. Our fourth quarter revenues in 2005 increased approximately 43% over the same quarter in 2004. The seasonality we have experienced seems to be lessening as we rely more on sales by our direct sales force, rather than our internet sales. We expect that in future periods we may see weakness in the fourth quarter on internet sales when compared to the third quarter, due to the holiday season.

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

GlobalSCAPE depends on two products, CuteFTP and CuteFTP Pro, for approximately 51% of its revenues. In addition, GlobalSCAPE’s ability to produce revenues related to other products and new products depends substantially on exploiting the traffic to GlobalSCAPE’s Web site generated by the demand for CuteFTP and CuteFTP Pro. If GlobalSCAPE is not able to maintain its competitive position with these products, its revenues could decline dramatically and GlobalSCAPE’s plans to expand its business could be substantially impaired. From 1996 to 2000, sales of licenses for CuteFTP increased significantly year to year. From 2002 through 2004, combined revenues recognized from CuteFTP and CuteFTP Pro declined year to year. CuteFTP revenue declined approximately 22%, whereas CuteFTP Pro increased approximately 18% from 2004 to 2005. Although the percentage of combined revenue for CuteFTP and CuteFTP Pro has declined as compared to total revenues, actual revenues from these two products increased approximately 1% from 2004 to 2005. Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline. While it cannot be determined with certainty, these products may have reached such a point in their lifecycles. If we are not successful in shifting a higher percentage of our revenues to our other products and if sales of CuteFTP and Cute FTP Pro continue to remain flat or decline, our revenues, cash flow from operations and net income will decrease.

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

Statement of Operations Data:

	Years ended December 31,
	2001	2002	2003	2004	2005
Revenues:
Software product revenues	$5,242,760	$5,186,824	$4,734,105	$4,713,191	$6,096,045
Maintenance and support (net of deferred revenue)	16,388	82,679	113,014	217,469	582,570
Advertising revenues	38,540	—	—	—	—
Total revenues	5,297,688	5,269,503	4,847,119	4,930,660	6,678,618
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	323,309	353,918	532,910	371,242	279,964
Selling, general and administrative	3,551,498	3,580,361	3,613,759	3,456,598	3,986,047
Research and development	1,176,714	848,212	945,395	727,423	869,155
Depreciation and amortization	546,017	544,063	390,154	171,834	98,071
Settlement with ATSI Comm. Inc.	—	392,905	—	—	—
Total operating expenses	5,597,538	5,719,459	5,482,218	4,727,097	5,233,237
Income (loss) from operations	(299,850)	(449,956)	(635,099)	203,563	1,445,378
Interest expense, net	4,420	11,783	(5,016)	(1,651)	(620)
Interest income	—	—	—	—	10,685
Gain (loss) on sale of assets	—	—	(1,486)	—	1,242
Income (loss) before provision for income taxes	(295,430)	(438,173)	(641,601)	201,912	1,456,685
Total income tax provision (benefit)	(38,295)	175,202	1,400	1,489	9,981
Net income (loss)	$(257,135)	$(613,375)	$(643,001)	200,423	1,446,704
Net income (loss) per common share - basic	$(0.02)	$(0.05)	$(0.05)	$0.01	$0.10
Net income (loss) per common share -assuming dilution	$(0.02)	$(0.05)	$(0.05)	$0.01	$0.09

Balance Sheet Data:

	December 31,
	2001	2002	2003	2004	2005

Cash and cash equivalents	$134,537	$480,609	$342,433	$572,959	$2,029,473
Working capital	498,134	368,567	19,203	341,749	1,741,354
Total assets	2,009,806	1,412,042	918,278	971,857	2,901,671
Long term debt including capital lease obligations, less current portion	77,080	15,477	—	—	—
Cash dividends per common share	$—	$—	$—	$—	$—

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

Liquidity and Capital Resources

Our capital requirements are driven principally by our need to enhance our existing products and to develop new products. The amount of our capital expenditures has a direct impact on our ability to offer enhanced and new products to our customers. Our principal source of capital is cash flow from operations which, in turn, is highly dependent on our sales revenue. Historically, we have relied heavily on sales of CuteFTP Home and CuteFTP Professional, which accounted for 69% and 51% of our revenues in the years ended December 31, 2004 and 2005, respectively. Newer products in 2005, namely Enhanced File Transfer and Secure FTP Server, have increased our total revenue while reducing the percentage of total revenue previously held by the two CuteFTP products.

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

As of December 31, 2005, we had $2,029,473 in cash and cash equivalents, current assets of $2,685,505 and current liabilities of $944,151, resulting in working capital of $1,741,354. This represented a working capital improvement of $1,399,605 over December 31, 2004. Our principal commitments at December 31, 2005, consisted of obligations outstanding under operating leases as well as royalty agreements with third parties. The commitments related to royalty agreements are contingent on sales volumes. We plan to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. We expect that operating expenses will continue to be a material use of our cash resources as well, but will manage the business based on the immediately foreseeable operating cash flows. The facility that we currently occupy is expected to be sufficient for the next twelve months. Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2006.

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
Contractual obligations
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

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk. We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations. No single customer accounted for more than 2% of net revenues in 2003 or 2004. In 2005, we had one customer that accounted for approximately 2.7% of net revenues.

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

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenue. We derive our revenues primarily from software sales. Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. Revenues increased approximately 36% from 2004 to 2005, from $4,930,660 in 2004 to $6,678,615 in 2005. Unit volume decreased with approximately 170,000 licenses sold in 2004 versus 124,000 sold in 2005. The decrease in unit volumes was offset by an increase in the average selling price of our products from $39.66 in 2004 to $58.87 in 2005 as a result of increased sales of our enhanced file transfer offerings. The increase in revenues was up quarter over quarter in 2005 compared to the same quarters in 2004. We believe the economic uncertainty in the first three quarters of 2004 contributed to those periods’ poor performance along with the turnover in our sales force. Our fourth quarter revenues in 2004 increased approximately 11% over the same quarter in 2003 and approximately 43% in the fourth quarter 2005 over 2004.

In 2004 and 2005, approximately 69% and 51%, respectively, of our revenues were generated from sales of CuteFTP and CuteFTP Pro. Combined sales of these products increased approximately 1% in revenue year over year. Sales of CuteFTP declined approximately 22% while sales of CuteFTP Pro increased approximately 18%. Those changes were the result of the continuing maturity of CuteFTP and the increasing demand by business users of CuteFTP Pro. CuteFTP Pro has more features and is designed for business use, whereas CuteFTP is for home use only. Users are moving to CuteFTP Pro for the advanced features and security levels. Our reliance on these products may negatively impact future results from operations if we are unable to maintain revenues from these products or successfully introduce new product offerings. The relatively flat sales performance of CuteFTP and CuteFTP Pro was offset by an increase in sales of our Secure Server and Enhanced File Transfer products. Sales of these products grew from 14% of our revenues in 2004 to 44% in 2005. This increase was the result of the needs of businesses to transfer files in a secure fashion using business or enterprise level software. In addition, because of the more complex nature of these products, purchasers require increased maintenance and support. As a result, our maintenance and support revenues increased by 168% from 2004 to 2005 from $217,469 in 2004 to $582,570, net of deferred revenue. Our maintenance and support revenues are generally recognized over the life of the agreement, which is discussed further under the Deferred Revenue section of Item 7.

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

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees. Selling, general and administrative expenses increased by approximately 16%  from $3,456,598 in 2004 to $3,986,047 in 2005. The number of persons employed by GlobalSCAPE was reduced from 45 to 36 in February 2004. As of March 1, 2006 the number of employees was 41.

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

Income Taxes. The provision for state income taxes in 2004 was $1,489 and there was no provision for federal income taxes in 2004. GlobalSCAPE’s effective income tax rate was  0.7% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets. The provision for state income taxes in 2005 was $1,065 and the provision for federal income taxes was $8,916 in 2005. GlobalSCAPE’s effective income tax rate is .7% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets. The Company utilized net operating loss carryforwards in 2004 to eliminate its Federal income tax expense and utilized the remaining net operating loss carryforwards in 2005 to substantially reduce its Federal income tax expense.

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

As discussed in Note 10 to the financial statements, The Company restated certain amounts previously reported as of and for the year ended December 31, 2005.

Helin, Donovan, Trubee & Wilkinson, LLP

February 17, 2006 (April 27, 2006 as to Note 10 and the effects of the restatement)

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GlobalSCAPE, Inc. for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

San Antonio, Texas
February 27, 2004

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$572,959	$2,029,473
Accounts receivable (net of allowance for doubtful accounts of $10,195 and $12,273 in 2004 and 2005, respectively)	148,534	590,715
Prepaid expenses	91,144	65,317
Total current assets	812,637	2,685,505

Property and equipment:
Furniture and fixtures	332,920	334,063
Software	245,601	284,621
Equipment	608,718	604,517
Leasehold improvements	167,762	167,762
	1,355,001	1,390,963
Accumulated depreciation and amortization	1,207,663	1,238,392
Net property and equipment	147,338	152,571

Other assets:
Deferred tax asset	—	51,983
Other	11,882	11,612
Total other assets	11,882	63,595

Total assets	$971,857	$2,901,671

	December 31,
	2004	2005
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$122,117	$91,763
Accrued expenses	170,654	230,911
Federal income tax payable	—	60,899
Deferred revenue	178,117	560,578
Total current liabilities	470,888	944,151

Long-term liabilities:
Deferred compensation	—	12,121
Other long-term liabilities	28,038	16,824
Total long-term liabilities	28,038	28,945

Total Liabilities	498,926	973,096

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,773,219 and 13,798,119 shares issued and Outstanding at December 31, 2004 and 2005, respectively	13,773	13,797
Additional paid-in capital	675,365	684,281
Retained earnings (deficit)	(216,207)	1,230,497
Total stockholders’ equity	472,931	1,928,575
Total liabilities and stockholders’ equity	$971,857	$2,901,671

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

	For the Years ended December 31,
	2003	2004	2005
Operating revenues:
Software product revenues	$4,734,105	$4,713,191	$6,096,045
Maintenance and support (net of deferred revenues)	113,014	217,469	582,570
Total revenues	4,847,119	4,930,660	6,678,615

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	532,910	371,242	279,964
Selling, general and administrative Expenses	3,613,759	3,456,598	3,986,047
Research and development expenses	945,395	727,423	869,155
Depreciation and amortization	390,154	171,834	98,071
Total operating expense	5,482,218	4,727,097	5,233,237
Income (loss) from operations	(635,099)	203,563	1,445,378

Other income (expense):
Interest expense	(5,016)	(1,651)	(620)
Interest income	—	—	10,685
Gain (loss) on sale of assets	(1,486)	—	1,242
Total other income (expense)	(6,502)	(1,651)	11,307
Income (loss) before income taxes	(641,601)	201,912	1,456,685

Income tax provision:
Current:
Federal	—	—	60,899
State	1,400	1,489	1,065
Deferred:
Federal (benefit)	—	—	(51,983)
State	—	—	—
Total income tax provision	1,400	1,489	9,981

Net income (loss)	$(643,001)	$200,423	$1,446,704

Net income (loss) per common share – basic	$(0.05)	$0.01	$0.10
Net income (loss) per common share – assuming dilution	$(0.05)	$0.01	$0.09

Weighted average shares outstanding – basic	13,361,706	13,668,800	13,778,989
Weighted average shares outstanding – assuming dilution	13,361,706	14,262,796	15,442,524

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid in	Retained
	Shares	Amount	Capital	Earnings	Total
				(Deficit)
Balances at December 31, 2002	13,358,619	$13,359	$670,307	$226,371	$910,037
Net loss	—	—	—	(643,001)	(643,001)
Exercise of options	130,000	130	1,586	—	1,716
Balances at December 31, 2003	13,488,619	13,489	671,893	(416,630)	268,752
Net income	—	—	—	200,423	200,423
Exercise of options	284,600	284	3,472	—	3,756
Balances at December 31, 2004	13,773,219	13,773	675,365	(216,207)	472,931
Net income	—	—	—	1,446,704	1,446,704
Exercise of Options	24,900	24	8,916	—	8,940
Balance at December 31, 2005	13,798,119	$13,797	$684,281	$1,230,497	$1,928,575

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

	For the Years ended December 31,
	2003	2004	2005
Operating Activities:
Net income (loss)	$(643,001)	$200,423	$1,446,704
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Bad debt expense (recovery), net	14,508	(17,087)	8,231
Depreciation and amortization	390,154	171,833	98,071
Loss (gain) on disposition of assets	1,486	—	(1,242)
Deferred taxes	—	—	(51,983)
Changes in operating assets and liabilities:
Accounts receivable	(3,354)	109,167	(450,413)
Prepaid expenses	25,821	(44,716)	25,828
Other assets	—	—	269
Accounts payable	55,660	(58,438)	(30,353)
Accrued expenses	65,440	(3,281)	60,258
Federal income tax payable	—	—	60,899
Deferred revenue	(1,047)	37,628	382,461
Other long-term liabilities	(11,215)	(11,215)	906
Net cash provided (used) by operating activities	(105,548)	384,314	1,549,636
Investing Activities:
Proceeds from sale of property and equipment	—	—	1,242
Purchase of property and equipment	(73,027)	(42,250)	(103,304)
Net cash used in investing activities	(73,027)	(42,250)	(102,062)
Financing Activities:
Issuance of common stock	1,716	3,756	8,940
Borrowings under notes payable	100,000	—	—
Principal payments on notes payable	—	(100,000)	—
Principal payments on capital lease obligations	(61,317)	(15,294)	—
Net cash provided (used) in financing activities	40,399	(111,538)	8,940
Net increase (decrease) in cash and cash equivalents	(138,176)	230,526	1,456,514
Cash at beginning of period	480,609	342,433	572,959
Cash at end of period	$342,433	$572,959	$2,029,473

See accompanying notes.

	For the Years ended December 31,
	2003	2004	2005
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,852	$1,651	$620
Income taxes paid	$1,400	$1,489	$1,065

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

Nature of Business

GlobalSCAPE, founded in April 1996, develops and distributes Internet related software. The Company is best known for its popular file transfer program, CuteFTP. Sales of CuteFTP and CuteFTP Pro accounted for 69% and 51% of total revenues in 2004 and 2005, respectively. Secure FTP Server accounted for approximately 14% of total revenues in 2004 and 22% in 2005, increasing from 7% of total revenues in 2003. The Company derives its revenues primarily from sales of licenses to use its software products. The Company is organized and operates as one operating segment, the provision of Internet-based software, which it markets over the Internet and through its direct internal sales force.

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

The Company is highly dependent on the sale of two software products, CuteFTP and CuteFTP Pro, which are subject to technological and competitive obsolescence. Sales from these two products, which represented 51% of the Company’s revenues in 2005, increased 1% in revenue from the previous year. This increase was primarily in sales of CuteFTP Pro, which increased 18%. Sales of CuteFTP decreased 22% year over year and sales of Secure FTP Server, the companion product to CuteFTP Pro, increased 119%. Secure FTP Server accounted for approximately 14% and 22% in 2004 and 2005 respectively of total revenues. Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline. While it cannot be determined with certainty, CuteFTP may have reached such a point in its lifecycle. Management believes that the market for stand-alone FTP clients for home consumers may be declining. However, we have not seen the same decline in the market for secure FTP clients and servers such as CuteFTP Pro and Secure Server which we believe better target the needs of businesses.

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

On April 26, 2006, in connection with the Company’s quarter-end accounting procedures, after consultation with the Company’s independent registered public accounting firm, management and the Company’s Board of Directors determined that there was an error in the calculation of revenue from maintenance and support (net of deferred revenues) for the year ended December 31, 2005. The Company mistakenly recorded $154,433 as current revenue which should have been recorded as deferred revenue. The correction of the error resulted in a decrease of $154,433 in the Company’s revenue as reported on the Company’s income statement and an increase of $154,433 to the previously stated deferred revenue on the Company’s balance sheet at December 31, 2005. The amount of deferred revenue at December 31, 2005 is $560,578. The error was caused by a failure to properly code deferred revenue percentages on products introduced to our product line into our sales and order entry database. The error has been corrected. As a result of the error, SG&A expenses and accrued expenses decreased by approximately $3,325 related to bonuses calculated on net income, federal income tax payable and expense was reduced by $56,630 and net income was reduced by $94,478. In addition, Retained earnings and Total stockholder’s equity were each reduced by $94,478. Corrections have been made where necessary in this report as noted in the Explanatory note at the beginning of this report.

The Company began selling technical support and maintenance services for some of its software products in 2001. In 2004 and 2005, sales of enterprise class products resulted in higher maintenance and support agreements sold to customers and as a result deferred revenue at December 31, 2005 was $560,578.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk. The Company requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. No single customer accounted for more than 2% of revenues in 2003 or 2004. One customer accounted for approximately 2.7% of revenues in 2005.

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

For purposes of pro forma disclosures, the estimated fair value of the options at the grant date  is amortized to expense over the options’ estimated vesting period. The Company’s pro forma information for 2003, 2004 and 2005 follows:

	Years ended December 31,
	2003	2004	2005
Net income (loss), as reported	$(643,001)	$200,423	$1,446,704
Stock based compensation included in the determination of net income (loss) as reported, net of related tax effects	—	—	—
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(48,057)	(19,639)	(25,921)
Pro forma net income (loss)	$(691,058)	$180,784	$1,420,783

Earnings (loss) per share:
Basic- as reported	$(0.05)	$0.01	$0.10
Basic- pro forma	$(0.05)	$0.00	$0.10

Diluted- as reported	$(0.05)	$0.01	$0.09
Diluted- pro forma	$(0.05)	$0.00	$0.09

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

	Year ended December 31,
	2003 (1)	2004 (2)	2005 (3)
Numerators
Numerator for basic and diluted earnings per share:
Net income (loss)	$(643,001)	$200,423	$1,446,704
Denominators
Denominators for basic earnings per share:
Weighed average shares outstanding-Basic	13,361,706	13,668,800	13,778,989
Dilutive potential common shares:
Stock Options	—	593,996	1,663,535
Denominator for dilutive earnings per share	13,361,706	14,262,796	15,442,524
Net income (loss) per common share	$(0.05)	$0.01	$0.10
Net income (loss) per commons share – assuming dilution	$(0.05)	$0.01	$0.09

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

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	2003	2004	2005
Taxes computed at federal statutory rate	$(218,620)	$68,655	$494,911
Increases (decreases) in taxes resulting from:
State taxes, net of federal benefit	924	983	703
Non-deductible incentive stock option compensation charges	—	—	—
Other non-deductible expenses	2,581	2,368	5,653
Change in valuation allowance	216,515	(55,497)	(484,853)
Other	—	(15,020)	(6,433)
Total	$1,400	$1,489	$9,981

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

During the second quarter of 2005, 469,000 options were granted to various employees at an average exercise price of $0.3172 per share.

Supplemental Disclosures for Stock Options

The following table shows the number of options granted, cancelled and exercised for all option plans for the three years ending December 31, 2005.

	Number of	Weighted Avg.
	Shares	Exercise Price
2003
Outstanding December 31, 2002	2,965,671	$0.40
Granted	56,000	0.20
Expired	1,035,500	0.72
Exercised	130,000	0.07
Outstanding December 31, 2003	1,856,171	$0.24

2004
Granted	581,000	0.12
Expired	182,500	0.28
Exercised	284,600	0.01
Outstanding December 31, 2004	1,970,071	$0.24

2005
Granted	469,000	0.32
Expired	20,000	0.16
Exercised	24,900	0.36
Outstanding December 31, 2005	2,394,171	$0.26

The following table shows information about outstanding stock options at December 31, 2005.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.0132	565,571	4.89	$0.0132	565,571	$0.0132
$0.12 - $0.20	518,600	8.61	0.1497	176,451	0.1512
$0.31 - $0.33	469,000	9.46	0.3172	—	—
$0.464	841,000	5.29	0.4640	841,000	0.4640
$0.0132 - $0.464	2,394,171	6.73	$0.2607	1,583,022	$0.2681

There were 535,571 shares exercised in January 2006 at a weighted average exercise price of $0.0132 per share.

9.             Quarterly Financial Information (unaudited)

Item 8B.   Fiscal Year 2004

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,172,137	$1,287,797	$1,270,223	$1,200,502
Total operating expenses	1,377,017	1,083,595	1,134,881	1,133,091
Other Income (expense)	(720)	—	(371)	(560)
Net income (loss) before provision for income taxes	(205,600)	204,202	134,971	66,851
Net income (loss)	(205,600)	204,202	134,971	66,851

Net income (loss) per share:
Basic	$(0.015)	$0.015	$0.010	$0.005
Diluted	$(0.015)	$0.014	$0.009	$0.005
Weighted average shares outstanding:
Basic	13,488,619	13,638,995	13,773,219	13,773,219
Diluted	13,488,619	14,154,174	14,303,786	14,367,215

Item 8C.   Fiscal Year 2005

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,422,381	$1,819,376	$1,723,685	$1,713,173
Total operating expenses	1,262,418	1,293,747	1,334,381	1,342,691
Other Income (expense)	(328)	(15)	4,424	7,417
Net income before provision for income taxes	159,963	525,614	393,728	377,380
Net income (loss)	158,570	525,614	393,728	368,792

Net income (loss) per share:
Basic	$0.012	$0.038	$0.029	$0.027
Diluted	$0.011	$0.036	$0.025	$0.024
Weighted average shares outstanding:
Basic	13,773,219	13,773,219	13,776,969	13,792,523
Diluted	14,366,506	14,584,284	15,582,248	15,794,293

GlobalSCAPE released its Enhanced File Transfer product in November 2004, comparisons of GlobalSCAPE’s quarterly results from operations should take this item into consideration.

10.          Restatement of Financial Statements

The Company has restated its 2005 financial statements from the amounts previously reported. The restatements include adjustments (a) to record deferred revenue, (b) to decrease previously calculated bonus on net income and (c) adjust income taxes. Following is a summary of the restatement adjustments:

	As		As
	Reported	Adjustments	Restated
2005 Summary Balance Sheet
Current Assets	$2,685,505	—	$2,685,505
Property and equipment (net)	152,571	—	152,571
Other assets	63,595	—	63,595
Total Assets	$2,901,671	$—	$2,901,671

Current Liabilities
Accounts payable	$91,763	—	$91,763
Accrued expenses	234,236	(3,325)	230,911
Federal income tax payable	117,529	(56,630)	60,899
Deferred revenue	406,145	154,433	560,578
Total current liabilities	849,673	94,478	944,151
Long-term liabilities	28,945	—	28,945
Stockholders’ equity
Preferred stock	—	—	—
Common stock	13,797	—	13,797
Additional paid in capital	684,281	—	684,281
Retained earnings	1,324,975	(94,478)	1,230,497

Total liabilities and stockholders’ equity	$2,901,671	$—	$2,901,671

	As		As
	Reported	Adjustments	Restated
2005 Summary Consolidated Statement of Operations
Software Product Revenues	$6,096,045	$—	$6,096,045
Maintenance and support (net of deferred revenues)	737,003	(154,433)	582,570
Total Revenues	6,833,048	(154,433)	6,678,615
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown seperately below)	279,964	—	279,964
Selling, general and administrative expenses	3,989,372	(3,325)	3,986,047
Research and development expenses	869,155	—	869,155
Depreciation and amortization	98,071	—	98,071
Total operating expenses	5,236,562	(3,325)	5,233,237
Income from operations	1,596,486	(151,108)	1,445,378
Other income (expense)	11,307	—	11,307
Income before income taxes
Income tax provision
Current federal	117,529	(56,630)	60,899
Current state	1,065	—	1,065
Deferred federal (benefit)	(51,983)	—	(51,983)
Total income tax provision	66,611	(56,630)	9,981
Net Income	$1,541,182	$(94,478)	$1,446,704

Basic per common share	$0.11		$0.10
Diluted per common share	$0.10		$0.09

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

(a) GlobalSCAPE  maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to GlobalSCAPE ‘s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), GlobalSCAPE  carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of GlobalSCAPE’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, management concluded that GlobalSCAPE’s disclosure controls and procedures were not effective as of December 31, 2005, at the reasonable assurance level, because of the error made in the reporting of revenue from maintenance and support (net of deferred revenues) for the year ended December 31, 2005.  Notwithstanding this error that existed as of December 31, 2005, management has concluded that the restated consolidated financial statements included in this Annual Report on Form 10-K/A present fairly, in all material respects, the financial position, results of operation and cash flows of GlobalSCAPE in conformity with accounting principles generally accepted in the United States of America.

However, the Company believes that this restatement will be a one time occurrence and that moving forward its Controls and Procedures will once again be effective as the Company takes steps to implement changes to its process and system for accounting for deferred revenue.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*10.12	Bonus letter for Sandra Poole-Christal in connection with grant of 808,571 options under 1998 Stock Option Plan (Filed as Exhibit 10.19 to Annual Report on Form 10-K filed April 1, 2002).
*10.13	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Sandra Poole Christal dated April 20, 2001 (Filed as Exhibit 10.20 to Annual Report on Form 10-K filed April 1, 2002).
*10.14	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Annual Report on Form 10-K filed April 1, 2002).
*10.15	Employment Agreement between GlobalSCAPE, Inc. and Charles R. Poole dated effective July 1, 2005 (Filed as exhibit 10.1 on Form 8-K filed June 20, 2005).
*10.16	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Charles R. Poole dated June 15, 2005 (Filed as Exhibit 10.2 on Form 8-K filed June 20, 2005).
21	Subsidiaries (Filed as Exhibit 21 on Form 10-K filed March 24, 2005).
23.1	Consent of Helin, Donovan, Trubee & Wilkinson, LLP (filed herewith).
23.2	Consent of Ernst & Young LLP (filed herewith)
31.1	Rule 13a-14(a)/15d – 14(a) Certification of Charles R. Poole, President and Chief Executive Officer of GlobalSCAPE, Inc. (filed herewith).
31.2	Rule 13a-14(a)/15d – 14(a) Certification of Thomas F. Farar, Chief Financial Officer (filed herewith).
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on May 3, 2006.

GlobalSCAPE, Inc.

By: /s/ Charles R. Poole
Charles R. Poole
President and Chief Executive Officer

By: /s/ Thomas F. Farar
Thomas F. Farar
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 3, 2006.

Signature	Title

/s/ Charles R. Poole	President, CEO and Director
Charles R. Poole	(Principal Executive Officer)

/s/ Thomas W. Brown	Chairman of the Board and Director
Thomas W. Brown

/s/ David L. Mann	Director
David L. Mann

/s/ Thomas F. Farar	Chief Financial Officer,
Thomas F. Farar	Treasurer, Secretary
(Principal Accounting and Financial Officer)