Form 10-Q
period 2006-03-31
GLOBALSCAPE INC
filed 2006-05-12
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 12, 2006 there were 14,359,550 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2006

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® and are registered trademarks of GlobalSCAPE Texas, LP. GlobalSCAPE Secure FTP Server, GlobalSCAPE  Transfer Engine, PublishXML and SnapEdit are trademarks of GlobalSCAPE Texas, LP. Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I.  Financial Information

Item1. Financial Statements

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31, 2005	March 31, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,029,473	$2,629,150
Accounts receivable (net of allowance for doubtful accounts of $12,273 and $13,460 at December 31, 2005 and March 31, 2006, respectively)	590,715	917,840
Prepaid expenses	65,317	68,238
Total current assets	2,685,505	3,615,228

Property and equipment:
Furniture and fixtures	334,603	334,063
Software	284,621	306,366
Equipment	604,517	601,451
Leasehold improvements	167,762	167,762
	1,390,963	1,409,642
Accumulated depreciation and amortization	1,238,392	1,244,267
Net property and equipment	152,571	165,375

Other assets:
Deferred tax asset	51,983	49,396
Other	11,612	11,612
Total other assets	63,595	61,008

Total assets	$2,901,671	$3,841,611

	December 31, 2005	March 31, 2006
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,763	$73,107
Accrued expenses	230,911	257,350
Federal income tax payable	60,899	215,609
Deferred revenue	560,578	718,278
Total current liabilities	944,151	1,264,344

Long-term liabilities:
Deferred compensation	12,121	18,855
Other long-term liabilities	16,824	14,019
Total long-term liabilities	28,945	32,874

Total Liabilities	973,096	1,297,218

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,798,119 and 14,359,550 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	13,797	14,359
Additional paid-in capital	684,281	750,605
Retained earnings	1,230,497	1,779,429
Total stockholders’ equity	1,928,575	2,544,393
Total liabilities and stockholders’ equity	$2,901,671	$3,841,611

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2005	2006
Operating revenues:
Software product revenues	$1,298,674	$2,194,316
Maintenance and support (net of deferred revenues)	123,707	220,607
Total revenues	1,422,381	2,414,923

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	81,558	141,411
Selling, general and administrative Expenses	972,995	1,210,737
Research and development expenses	178,765	229,330
Depreciation and amortization	29,100	21,237
Total operating expense	1,262,418	1,602,715
Income from operations	159,963	812,208

Other income (expense):
Interest expense	(328)	—
Interest income	—	13,925
Gain on sale of assets	—	427
Total other income (expense)	(328)	14,352
Income before income taxes	159,635	826,560

Income tax expense (benefit):
Current:
Federal	—	272,241
State	1,065	2,800
Deferred:
Federal	—	2,587
State	—	—
Total income tax provision (benefit)	1,065	277,628

Net income	$158,570	$548,932

Net income per common share- basic	$0.01	$0.04
Net income per common share- assuming dilution	$0.01	$0.03

Average shares outstanding:

Basic	13,773,619	14,284,348
Diluted	14,366,506	15,971,013

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2005	2006
Operating Activities:
Net Income	$158,570	$548,932
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(299)	1,797
Depreciation and amortization	29,100	21,237
(Gain) loss on disposition of assets	—	(427)
Stock-based compensation	—	47,816
Deferred taxes	—	2,587
Changes in operating assets and liabilities:
Accounts receivable	(147,794)	(328,922)
Prepaid expenses	43,112	(2,921)
Accounts payable	(5,923)	(18,656)
Accrued expenses	83,642	26,439
Federal income tax payable	—	154,710
Deferred revenues	21,328	157,700
Deferred Compensation	—	6,734
Other long-term liabilities	(2,804)	(2,805)
Net cash provided by operating activities	178,932	614,221
Investing Activities:
Proceeds from sale of property and equipment		427
Purchase of property and equipment	(34,908)	(34,039)
Net cash used in investing activities	(34,908)	(33,612)
Financing Activities:
Issuance of common stock	—	19,068
Net cash provided by financing activities	—	19,068
Net increase in cash	144,024	599,677
Cash at beginning of period	572,959	2,029,473
Cash at end of period	$716,983	$2,629,150
Supplemental disclosures:

Interest paid	$328	—
Income taxes paid	$1,065	$120,330

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

Nature of Business

GlobalSCAPE, Inc., founded in April 1996, develops and distributes secure file management software that enables users to safely send data over the internet. Our products guarantee the privacy of critical information such as financial data, medical records, customer files and other similar documents. In addition, our products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes.

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

During 2005, approximately 67% of our revenues were generated from customers within the United States, with the remaining 33% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our 2005 revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP Home and CuteFTP Pro accounted for 69% and 50% of our revenues in 2004 and 2005, respectively. Our combined sales of our Secure Server and Enhanced File Transfer products grew from 14% of our revenues in 2004 to 43% in 2005.

Corporate Structure

All of the Company’s operations are conducted by GlobalSCAPE Texas, LP, a Texas limited partnership. The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation. GlobalSCAPE Inc. is approximately 70% owned by Thomas Brown and David Mann, individually, with the remainder held publicly. GlobalSCAPE, Inc. is a holding company and conducts no operations, however, the stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board. References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

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

The Balance Sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes included in GlobalSCAPE’s Annual Report on Form 10-K/A Number 1 for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include all subsidiaries. All inter-company transactions and balances have been eliminated.

Liquidity

Our capital requirements are driven principally by our need to enhance our existing products and to develop new products. The amount of our capital expenditures has a direct impact on our ability to offer enhanced and new products to our customers. Our principal source of capital is cash flow from operations which, in turn, is highly dependent on our sales revenue. Historically, we have relied heavily on sales of CuteFTP Home and CuteFTP Professional, which accounted for 50% and 35% of our revenues in the year ended December 31, 2005 and quarter ended March 31, 2006, respectively. Our newer products in 2005, namely Enhanced File Transfer and Secure FTP Server, increased our total revenue in 2005 while reducing the percentage of total revenue previously held by the two CuteFTP products. The newer enterprise products have continued to increase revenue through the quarter ended March 31, 2006.

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

Sale / Disposal of Assets

During the first quarter of 2006, the Company disposed of equipment with an original purchase price of $15,362 and accumulated depreciation of $15,362. GlobalSCAPE recognized a gain of $427 related to the disposal of these assets.

Stock-Based Compensation

Stock-Based Compensation Plans

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options to employees. Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the Plan), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. GlobaSCAPE expects that common stock awarded on an annual basis will be between 0 and 2 percent of total common stock outstanding. Following approval of the Plan on May 17, 0001, GlobaSCAPE will not grant any new awards under any previously existing stock-based compensation plans.

The exercise price, term and other conditions applicable to each stock option granted under the stock plans are generally determined by the the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The options generally become exercisable over a three-year period and expire after ten years.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

There was $47,816 of compensation cost related to non-qualified stock options recognized in operating results in the three months ended March 31, 2006. The associated future income tax benefit recognized was $19,120 in the three months ended March 31, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobaSCAPE stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R.

Three Months Ended March 31, 2006
Expected volatility	111.56%
Expected annual dividend yield	0%
Risk free rate of return	4.81%
Expected option term (years)	6.0

Under APB No. 25 there was no compensation cost recognized for our non-qualified stock options awarded in the three months ended March 31, 2005 as these non-qualified stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

Three Months Ended March 31, 2005

Net income, as adjusted	$158,570
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	4,047
Pro forma net income	$154,523

Earnings per share of common stock:
Basic - as adjusted	$.01
Basic – pro forma	$.01

Earnings per share of common stock:
Assuming dilution - as adjusted	$.01
Assuming dilution - pro forma	$.01

The following sets forth fair value per share information, including related assumptions, used to determine compensation cost consistent with the requirements of SFAS No. 123:

Three Months Ended March 31, 2005

Assumptions:
Expected annual dividend yield	0.0%
Expected volatility	98.7%
Risk-free rate of return	3.64%
Expected option term (years)	5

The following table summarizes information about stock option activity for the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at December 31, 2005	2,373,211	$.25	6.5
Granted	200,000	1.86
Exercised	(535,571)	.01
Lapsed or canceled	(11,500)	.21

Outstanding at March 31, 2006	2,026,140	$.48	6.79	$4.1

Exercisable at March 31, 2006	1,017,235	$.40	5.29	$2.5

The weighted average fair value of options granted during the three months ended March 31, 2006 was $1.86. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2006 was $727,112. During the three months ended March 31, 2006, the amount of cash received from the exercise of stock options was $18,507 with no associated tax benefit. The following table summarizes information about nonvested stock option awards as of March 31, 2006 and changes for the three months ended March 31, 2006.

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	811,149	$.2462
Granted	200,000	1.8600
Vested	—	—
Forfeited	6,600.2000

Non-vested at March 31, 2006	1,004,549	$.5676

At March 31, 2006, there was $480,890 of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of 3 years. There were no options that became vested during the three months ended March 31, 2006.

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

	Three months ended March 31,
	2005	2006
Numerators
Numerators for basic and diluted earnings per share:
Net income	$158,570	$548,932

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	13,773,619	14,284,348

Dilutive potential common shares
Stock options (1)	593,287	1,686,665
Denominator for dilutive earnings per share	14,366,506	15,971,013

Net income per common share	$0.01	$0.04
Net income per common share - assuming dilution	$0.01	$0.03

(1)          For the three months ended March 31, 2005, 1,366,784 options have not been included in dilutive shares, as the effect would be anti-dilutive. For the three months ended March 31, 2006, all options have been included in dilutive shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K/A Number 1 and other documents filed with the Securities and Exchange Commission. GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

Overview

GlobalSCAPE develops and distributes secure file management software for individuals and business users to safely send data over the internet. Our products guarantee the privacy of critical information such as financial data, medical records, customer files and other similar documents. In addition, our products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transaction and automate processes. We also develop and distribute Web content management and Web development tools.

Since 2000, we have focused on enhancing our portfolio of products to meet the increasing demand for data security, and for solutions that permit non-technical personnel to contribute content to their organizations’ Web sites. Our strategy is to continue enhancing our file transfer products across the board to meet the demands of both individual and enterprise users, while improving the security features of our current product line. We believe that our continued growth will come through the further development of our secure FTP Server and Enhanced File Transfer products involving secure file transfer to meet the growing demand for file security when transferring information across the internet due to changes in regulations in various industries and the demand of users for secure solutions. We are encouraged with the interest we have seen in our enhanced file transfer offerings so far, with sales exceeding our expectations. We intend to release new versions of CuteFTP, CuteFTP Pro and Secure FTP Server in mid 2006 and we believe we can slow the decline in sales of CuteFTP and improve sales of CuteFTP Pro and Secure FTP Server and EFT. We plan on releasing additional versions of EFT and modules for it throughout 2006.

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

•                  File Management Products – Our File Management products are best known for the “CuteFTP” product line. They primarily consist of products that help users securely move and copy files on the Internet. A substantial portion of our revenues are derived from licensing our File Management products. Some of our products encrypt the transfers for security using technology similar to a Web browser. The products are made up in three categories; client, server and compression transfer . Our File Management product line includes CuteFTP Home, Cute FTP Professional, SecureFTP Server, Enhanced File Transfer and  CuteZIP.

•                  Content Management Products – Our Content Management product helps non-technical business users update and manage Web site content without excessive training. Our content management software is Cascade Server, a new release of our former product, PublishXML.

•                  Web Development Products – Our Web Development Products help Web developers create Web sites. They provide a wide range of capabilities such as creating Web sites from a template, direct editing of Web based computer code and creating Web surveys. Our Web Development product line includes CuteSITE Builder, CuteHTML, CuteHTML Pro, CuteMAP and Web Survey.

CuteFTP and CuteFTP Pro accounted for approximately 50% and 35% of total revenues in 2005 and in the first quarter of 2006, respectively. Sales of these products declined approximately 28% as a percentage of revenue when comparing the first quarter of 2005 to the first quarter of 2006, although revenue for these products decreased approximately 5%. The decline as a percentage of revenue was due to an increase in sales of other products such as SecureFTP Server and Enhanced File Transfer. GlobalSCAPE’s  goal is to continue to enhance our SecureFTP Server and Enhanced File Transfer products to meet the needs of our customers and the enterprise market. Total revenues increased over 69% from the first quarter of 2005 to the first quarter of 2006 due to stronger sales of  SecureFTP Server, PublishXML and Enhanced File Transfer.

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

Our strategy is to continue enhancing our file transfer products across the board to meet the demands of both individual and enterprise users, while improving our current product line. Our success in 2006 is, to a great extent, dependent on our ability to market and sell our Enhanced File Transfer to enterprise users and continue to enhance our current products. We are continuing to address security issues for our customers for future releases. We plan on releasing additional versions of our Enhanced File Transfer product this year along with additional add on modules. In general, our success depends on our ability to introduce new products and the market’s acceptance of these products. We released new versions of CuteFTP, CuteFTP Pro, Secure Server and Enhanced File Transfer in 2005, we plan the same for 2006. We believe we can slow the decline in sales of CuteFTP and improve sales of CuteFTP Pro, Secure Server and Enhanced File Transfer as we continue to reach out to the business market and offer new releases.

Liquidity and Capital Resources

The Company continues to improve its positive working capital position through a combination of revenue growth and net income.

We rely heavily on cash flows from operations and these cash flows are directly linked to CuteFTP Home and CuteFTP Professional, which accounted for 63% and 35% of our revenues in the three months ended March 31, 2005 and 2006 respectively. Although there was a decline in the percentage of revenue for these two products, the revenue from them decreased approximately $40,953. Much of the decline in percentage of revenues from the sale of these two products was offset by sales of other products in the first quarter of 2006, namely, SecureFTP Server, Enhanced File Transfer and PublishXML. Total revenues increased 69% when comparing the first quarter of 2006 to the same period in 2005.

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

The Company chose not to renew its $250,000 line of credit with a bank that expired on March 31, 2006. The company had not borrowed on the line of credit since September 11, 2003 under the agreement.

Net cash provided by operating activities was $614,221 for the three months ended March 31, 2006 as compared to $178,932 in the three months ended March 31, 2005. Cash provided in operations for the three months ended March 31, 2006, was primarily the result of net income, depreciation and amortization, stock-based compensation, with an increase in accounts receivable and federal income tax receivable and to a lesser extent increases, accrued expenses, and deferred revenue offset by a decrease in accounts payable and an increase in federal income tax payable.

Net cash used in investing activities for the three months ended March 31, 2005 and 2006 was $34,908 and $33,612, respectively. In both periods, the cash used in investing activity was primarily for the purchase of computer equipment and software.

Net cash provided in financing activities during the three months ended March 31, 2005 and 2006 were $0 and $19,068 respectively. The increase in cash provided from financing activities was from issuance of stock from exercised options.

As of March 31, 2006, we had $2,629,150 in cash and cash equivalents, total current assets of $3,615,228 and current liabilities of $1,264,344, resulting in working capital of $2,350,884. Our principal commitments consisted of obligations outstanding under operating leases, sales bonuses, royalty agreements with third parties, federal income tax and trade accounts payable. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. The facility that we currently occupy is expected to be sufficient for our growth over the next twelve months. Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2006.

The following table sets forth the future minimum payments required under contractual commitments at March 31, 2006:

	Payments Due by Fiscal Year
Contractual Obligations	2006 (1)	2007	2008	2009	Thereafter	Total
Operating Lease	$142,994	$190,659	$95,330	—	—	$428,983
Equipment Leases	4,693	3,105	—	—	—	7,798
Total Cash Obligations	$147,687	$193,764	$95,330	—	—	$436,781

(1)          Amounts for 2006 reflect the future minimum payments for the remaining nine months of the fiscal year.

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

We also sell technical support and maintenance agreements (post contract customer support “PCS”), which are sometimes bundled with the software. When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Revenue allocated to PCS is recognized ratably over the contractual term, typically one year

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year. Deferred revenue grew to a balance of approximately $178,000 and $560,578 at December 31, 2004 and  2005, respectively. Sales of these agreements continued to grow into the first quarter of 2006 with more deferrals that are due largely to the enterprise type software they are supporting. For the three months ended March 31, 2005 and 2006, the deferred revenue balance was $199,445 and $718,278, respectively. If the level of sales of technical support and maintenance agreements remains the same or declines, the balance of deferred revenues will stabilize or decline. However if sales grow, the balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk. We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations. No single customer accounted for more than 2% of net revenues in the first three months of 2005. In the first quarter of 2006, we had 3 customers that accounted for than 2% of net revenues individually. In total these three customers amounted for approximately 12% of net revenues for the quarter ended March 31, 2006.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends. When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value. No impairment was recognized in 2005 or the first three months of 2006.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

In the first quarter of 2006, 200,000 options were granted, 561,431 options were exercised, 6,600 were forfeited and none expired.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the three months ended March 31, 2005 and 2006, we spent approximately $178,765 and $229,330, respectively, on research and development. No research and development expenses were capitalized in either period and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the book and tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. GlobalSCAPE recorded a deferred tax asset at March 31, 2006 of $49,396 based on its taxable income for the quarter.

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that no valuation allowance was necessary at March 31, 2006. During the quarter the deferred tax asset was reduced by $2,587.

Comparison of the Three Months ended March 31, 2005 and 2006

	2005	2006	$ Change	% Change
Software product revenues	$1,422,381	$2,414,923	$992,542	70%
Cost of revenues	81,558	141,411	59,853	73%
Selling, general and administrative Expenses	972,995	1,210,737	237,742	24%
Research and development expenses	178,765	229,330	50,565	28%
Depreciation and amortization	29,100	21,237	(7,863)	(27)%
Total operating expense	1,262,418	1,602,715	340,297	27%
Income (loss) from operations	159,963	812,208	652,245	408%
Other Income (expense)	(328)	14,352	14,680	4476%
Income tax expense	1,065	277,628	276,563	25968%
Net income (loss)	$158,570	$548,932	$390,362	246%

Revenue. For the three months ended March 31, 2005 and 2006, total revenues increased $992,541 or approximately 70% from $1,422,381 to $2,414,923 largely due to the increase in revenues from SecureFTP Server and Enhanced File Transfer. Revenues from CuteFTP Home and CuteFTP Professional declined by 5% as compared to the quarter ended March 31, 2005. CuteFTP Home and CuteFTP Professional accounted for approximately 63% and 35% of total revenues for the three months ended March 31, 2005 and 2006 respectively.

The following table reflects revenue by product including the related maintenance and support for each product

	Revenue for Quarter ending March 31,
Product	2005		2006
Enhanced File Transfer	$82,825	5.82%	$894,104	37.02%
CuteFTP Professional	614,855	43.23%	590,680	24.46%
CuteFTP Home	282,502	19.86%	265,723	11.00%
SecureFTP Server	244,607	17.20%	595,541	24.66%
All Others	218,921	15.39%	226,574	9.38%

Deferred Revenue adjustment	(21,328)	-1.50%	(157,699)	-6.53%
Total Operating Revenues	$1,422,381	100.00%	$2,414,923	100.00%
Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$145,035	10.05%	$378,306	14.71%

Maintenance and support revenue continues to increase as revenues from sales of our enterprise products, SecureFTP Server and Enhanced File Transfer continues to grow. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, there will be additional deferred revenue will be recognized as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties. Cost of revenues increased $59,853 or 73% between periods from $81,558 for the three months ended March 31, 2005 to $141,411 for the three months ended March 31, 2006. Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH. The GlobalSCAPE software products associated with each of the companies are Publish XML, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro, and Mac FTP Pro, respectively. GlobalSCAPE’s agreement with Hannon Hill Corp. accounted for a large portion of the increase in royalty expense during the quarter ended March 31, 2006 due to the increase in sales of product and maintenance and support during the quarter for PublishXML. We expect the cost of revenues to increase as sales of Hannon Hill products increase and decline when or if the sales decrease.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees. For the three months ended March 31, 2005 and 2006, selling, general and administrative expenses were $972,995 and $1,210,737, respectively, an increase of  approximately 23%. Salaries increased slightly as we have hired new employees and commissions and bonuses more than doubled, based on the increase in revenues. As required by FAS123r, we expensed $47,816 for stock based compensation related to the granting of stock options to employees.

Research and Development. Research and development expenses increased $50,565 or 28% between periods, from $178,766 to $229,330. The increase was due largely to additional expenditures for external development resources and hiring of additional personnel to meet the release deadlines for products that are scheduled.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs. Depreciation and amortization expense decreased from $29,100 to $21,237, a decline of approximately 27%. This decrease was due primarily to a reduction in depreciation expense as fixed assets come to the end of their depreciable life as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense. For the three months ended March 31, 2005 and 2006, interest expense decreased from $382 to $0, respectively. The majority of interest expense incurred during 2005 was related to financing of insurance premiums. We earned $13,925 in interest during the first quarter of 2006 on investing our excess cash.

Income Taxes. The provision for federal income taxes for the quarter ended March 31, 2006 was $274,828. We recognized no benefit related to the net income in the first three months of 2005 because we could not be certain of the future period recoverability of tax assets generated from available net operating losses at that time.

Net Income. GlobalSCAPE incurred net income of $158,570 and $548,932 for the three months ended March 31, 2005 and 2006, respectively. This was an increase of $390,362 quarter over quarter in net income. The net income was largely a result of the acceptance of our SecureFTP Server and Enhanced File Transfer products over the last year, resulting in higher revenues, while controlling expenses.

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

In the three months ended March 31, 2006, approximately 36% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. We expect that the impact of this currency translation will not be material to our business.

Item 4. Controls and Procedures

(a) GlobalSCAPE  maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in its reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to GlobalSCAPE ’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by SEC Rule 13a-15(b), GlobalSCAPE carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of GlobalSCAPE’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, management concluded that GlobalSCAPE’s disclosure controls and procedures were not effective as of December 31, 2005, at the reasonable assurance level, because of an error made in the reporting of revenue from maintenance and support (net of deferred revenues) for the year ended December 31, 2005. Notwithstanding this error that existed as of December 31, 2005, management has concluded that the restated consolidated financial statements included in their Annual Report on Form 10-K/A present fairly, in all material respects, the financial position, results of operation and cash flows of GlobalSCAPE in conformity with accounting principles generally accepted in the United States of America.

The Company believes that the restatement will be a one time occurrence and that moving forward its Controls and Procedures will once again be effective as the Company has taken steps to implement changes to its process and system for accounting for deferred revenue. Changes have been made to the controls in recognition of deferred revenue, and Management has concluded the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operation and cash flows of GlobalSCAPE in conformity with accounting principles generally accepted in the United States of America.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the aforementioned issue relating to recognition of deferred revenue and the additional changes to the internal controls to address the capturing and reporting of deferred revenue..

Part II. Other Information

Item 1.           Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 2.           Changes in Securities and Use of Proceeds

None in the first quarter of 2006.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

None in the first quarter of 2006.

Item 5.           Other Information

None in the first quarter of 2006.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                  Reports on Form 8-K

A Form 8-K was filed on January 18, 2006, under Item 7.01 Regulation FD, relating to a press release issued January 17, 2006 disclosing sales estimates for the fourth quarter of fiscal 2005 and disclosing that a Stock Purchase Agreement had been entered into.

A Form 8-K was filed on April 4, 2006, under Item 5.02, relating to the change in title of Charles R. Poole from President and Chief Operating Officer to President and Chief Executive Officer. In addition reported under Item 7.01 Regulation FD, relating to a press release issued April 4, 2006 disclosing revenue estimates for the first quarter of fiscal 2006.

A Form 8-K was filed on May 2, 2006, under Item 4.02(a), relating to the restatement of its financial statements for fiscal year 2005 and announcement it will file a 10-K/A.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

May 12, 2006	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Executive Officer

May 12, 2006	By:	/s/ Thomas F. Farar
Date		Thomas F. Farar
Chief Financial Officer