Form 10-Q
period 2006-06-30
GLOBALSCAPE INC
filed 2006-08-14
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2006

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

☐ Yes     ☒ No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $36,053,250 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $2.50  per share on such date on the NASD’s OTC Bulletin Board.

As of August 11, 2006, there were 14,421,300 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2006

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® and are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE SecureFTP Server, GlobalSCAPE Enhanced File Transfer, PublishXML and SnapEdit are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I.     Financial Information

Item1. Financial Statements

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	June 30,
	2005	2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,029,473	$3,435,532
Accounts receivable (net of allowance for doubtful accounts of $12,273 and $7,983 at December 31, 2005 and June 30, 2006, respectively)	590,715	814,557
Prepaid expenses	65,317	101,933
Total current assets	2,685,505	4,352,022

Property and equipment:
Furniture and fixtures	334,603	341,017
Software	284,621	310,009
Equipment	604,517	611,216
Leasehold improvements	167,762	187,827
	1,390,963	1,450,069
Accumulated depreciation and amortization	1,238,392	1,267,709
Net property and equipment	152,571	182,360

Other assets:
Deferred tax asset	51,983	51,159
Other	11,612	11,612
Total other assets	63,595	62,771

Total assets	$2,901,671	$4,597,153

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	June 30,
	2005	2006
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,763	$65,017
Accrued expenses	230,911	307,545
Federal income tax payable	60,899	214,391
Deferred revenue	560,578	846,789
Total current liabilities	944,151	1,439,742

Long-term liabilities:
Deferred compensation	12,121	25,127
Other long-term liabilities	16,824	11,215
Total long-term liabilities	28,945	36,342

Total Liabilities	973,096	1,470,084

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,798,119 and 14,421,300 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	13,797	14,421
Additional paid-in capital	684,281	833,163
Retained earnings	1,230,497	2,279,485
Total stockholders’ equity	1,928,575	3,127,069
Total liabilities and stockholders’ equity	$2,901,671	$4,597,153

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Operating revenues:
Software product revenues	$1,612,687	$2,133,525	$2,921,553	$4,327,840
Maintenance and support (net of deferred revenues)	206,689	311,802	320,204	532,409
Total revenues	1,819,376	2,445,327	3,241,757	4,860,249

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	77,819	85,507	159,377	226,918
Selling, general and administrative Expenses	986,379	1,346,972	1,960,439	2,560,509
Research and development expenses	205,043	267,474	383,809	496,804
Depreciation and amortization	24,315	23,442	53,415	44,679
Total operating expense	1,293,556	1,723,395	2,557,040	3,328,910
Income from operations	525,820	721,932	684,717	1,531,339

Other income (expense):
Interest expense	(397)	—	(725)	—
Interest income	—	23,005	—	36,930
Gain on sale of assets	191	191	191	619
Other expense	—	(294)	—	(294)
Total other income (expense)	(206)	22,902	(534)	37,255
Income before income taxes	525,614	744,834	685,248	1,568,594

Income tax expense (benefit):
Current:
Federal	—	251,365	—	526,193
State	—	—	—	—
Deferred:
Federal	—	(6,587)	—	(6,587)
State	—	—	—	—
Total income tax provision	—	244,778	—	519,606

Net income	$525,614	$500,056	$684,183	$1,048,988

Net income per common share- basic	$0.04	$0.03	$0.05	$0.07
Net income per common share- assuming dilution	$0.04	$0.03	$0.05	$0.07

Average shares outstanding:

Basic	13,773,219	14,379,061	13,773,219	14,379,061
Diluted	14,584,284	15,081,666	14,515,873	15,065,152

 See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2005	2006
Operating Activities:
Net Income	$684,183	$1,048,988
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	9,717	(4,290)
Depreciation and amortization	53,415	44,679
(Gain) loss on disposition of assets	(191)	(619)
Stock-based compensation	—	120,538
Deferred taxes	—	824
Changes in operating assets and liabilities:
Accounts receivable	(435,911)	(219,551)
Prepaid expenses	46,710	(36,616)
Accounts payable	(61,018)	(26,746)
Accrued expenses	107,027	76,633
Federal income tax payable	—	153,492
Deferred revenues	77,541	286,211
Deferred Compensation	—	13,006
Other long-term liabilities	(5,607)	(5,609)
Net cash provided by operating activities	475,866	1,450,940
Investing Activities:
Proceeds from sale of property and equipment	191	619
Purchase of property and equipment	(63,753)	(73,849)
Net cash used in investing activities	(63,562)	(73,230)
Financing Activities:
Exercise of stock options	—	28,968
Net cash provided by financing activities	—	28,969
Net increase in cash	412,304	1,406,059
Cash at beginning of period	572,959	2,029,473
Cash at end of period	$985,263	$3,435,532

See accompanying notes.

Supplemental disclosures:

Interest paid	$725	$—
Income taxes paid	$—	$421,920

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

1.             Overview of the Business and Significant Accounting Policies

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

During the six months ended June 30, 2006, approximately 66% of our revenues were generated from customers within the United States, with the remaining 34% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our 2006 revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP Home and CuteFTP Pro accounted for 69% and 50% of our revenues in 2004 and 2005, respectively, and 32% of our revenues for the six months ended June 30, 2006. The combined sales of our Secure Server and Enhanced File Transfer products grew from 14% of our revenues in 2004 to 43% in 2005, and 58% for the six months ended June 30, 2006.

Corporate Structure

All of the Company’s operations are conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.  GlobalSCAPE Inc. is approximately 70% owned by Thomas Brown and David Mann, individually, with the remainder held publicly.  GlobalSCAPE, Inc. is a holding company and conducts no operations; however, the stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board.  References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

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

Liquidity

Our capital requirements are driven principally by our need to enhance our existing products and to develop new products.  The amount of our capital expenditures has a direct impact on our ability to offer enhanced and new products to our customers.  Our principal source of capital is cash flow from operations which, in turn, is highly dependent on our sales revenue.  Historically, we have relied heavily on sales of CuteFTP Home and CuteFTP Professional, which accounted for approximately 49% and 32% of total revenues in the quarters ended June 30, 2005 and 2006, respectively.  Our newer products in 2005, namely Enhanced File Transfer and SecureFTP Server, increased our total revenue in 2005 while reducing the percentage of total revenue previously held by the two CuteFTP products. The newer enterprise products have continued to increase revenue through the two quarters ended June 30, 2006.

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

Sale / Disposal of Assets

During the first six months of 2006, the Company disposed of equipment with an original purchase price of $15,362 and accumulated depreciation of $15,362. GlobalSCAPE recognized a gain of $619 related to the disposal of these assets.

Stock-Based Compensation

Stock-Based Compensation Plans

          GlobalSCAPE has stock-based compensation plans available to grant incentive stock options to employees. Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the Plan), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. GlobalSCAPE expects that common stock awarded on an annual basis will be between zero and two percent of total common stock outstanding.

          The exercise price, term and other conditions applicable to each stock option granted under the Plan are generally determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The options generally become exercisable over a three-year period and expire after ten years.

          Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

          There was $120,538 of compensation cost related to incentive stock options recognized in operating results in the six months ended June 30, 2006.

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

Three Months Ended June 30, 2006

Expected volatility	109.91%
Expected annual dividend yield	0.0%
Risk free rate of return	4.81%
Expected option term (years)	6.0

          Under APB No. 25 there was no compensation cost recognized for our stock options awarded in the three or six months ended June 30, 2005 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income, as adjusted	$525,614	$684,183
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	(4,438)	(8,485)

Pro forma net income	521,176	675,698

Earnings per share of common stock:
Basic — as adjusted	$0.04	$0.05

Basic — pro forma	$0.04	$0.05

Earnings per share of common stock:
Assuming dilution - as adjusted	$0.04	$0.05

Assuming dilution - pro forma	$0.04	$0.05

          The following table summarizes information about stock option activity for the six months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at December 31, 2005	2,373,211	$.25	6.5
Granted	325,000	2.31
Exercised	(597,321)	.03
Lapsed or canceled	(13,000)	.21

Outstanding at June 30, 2006	2,087,890	$.64	7.18	$3.89

Exercisable at June 30, 2006	1,208,183	$.38	5.84	$2.56

        The weighted average fair value of options granted during the three months ended June 30, 2006 was $3.03. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended June 30, 2006 was $0.16. During the six months ended June 30, 2006, the amount of cash received from the exercise of stock options was $28,968 with no associated tax benefit. The following table summarizes information about nonvested stock option awards as of June 30, 2006 and changes for the six months ended June 30, 2006.

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	772,457	$.2462
Granted	325,000	2.31
Vested	(214,995)	.27
Forfeited	(2,754)	.20

Non-vested at June 30, 2006	879,708	$1.01

          At June 30, 2006, there was $721,584 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3 years. There were 214,995 options that became vested during the three months ended June 30, 2006.

2.             Earnings per Common Share

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

	Three months ended June 30,		Six months ended June 30,
	2005	2006	2005	2006
Numerators
Numerators for basic and diluted earnings per share:
Net income	$525,614	$500,056	$684,183	$1,048,988

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding — basic	13,773,219	14,379,061	13,773,219	14,379,061

Dilutive potential common shares
Stock options (1)	811,065	1,529,316	742,564	1,482,834
Denominator for dilutive earnings per share	14,584,284	15,908,377	14,515,873	15,861,895
Net income per common share	$0.04	$0.03	$0.05	$0.07
Net income per common share — assuming dilution	$0.04	$0.03	$0.05	$0.07

(1)             For the three and six months ended June 30, 2005, 1,686,417 and 1,618,006 options have not been included in dilutive shares, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2006, 225,000 options have not been included in dilutive shares, as the effect would be anti-dilutive.

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

The following is a brief description of our products:

•                  File Management Products — Our File Management products are best known for the “CuteFTP” product line. They primarily consist of products that help users securely move and copy files on the internet. A substantial portion of our revenues are derived from licensing our File Management products. Some of our products encrypt the transfers for security using technology similar to a Web browser. The products consist of three product categories; client, server and compression transfer. Our File Management product line includes CuteFTP Home, Cute FTP Professional, SecureFTP Server, Enhanced File Transfer and CuteZIP.

•                  Content Management Products — Our Content Management product helps non-technical business users update and manage Web site content without excessive training. Our content management software is Cascade Server, a new release of our former product, PublishXML.

•                  Web Development Products — Our Web Development Products help Web developers create Web sites. They provide a wide range of capabilities such as creating Web sites from a template, direct editing of Web based computer code and creating Web surveys. Our Web Development product line includes CuteSITE Builder, CuteHTML, CuteHTML Pro, CuteMAP and Web Survey.

We started in 1996 with the distribution of CuteFTP, a file transfer protocol client program, and have achieved significant success and popularity with this product. We built on this success by steadily adding complementary products and believe we now have a reputation as a provider of easy-to use, affordable software for both individual and enterprise users.  Since 2000, we have focused on enhancing our portfolio of products to meet the increasing demand for data security, and for solutions that permit non-technical personnel to contribute content to their organizations’ Web sites.  Our strategy is to continue enhancing our file transfer products across the board to meet the demands of both individual and enterprise users, while improving the security features of our current product line.  We believe that our continued growth will come through the further development of our SecureFTP Server and Enhanced File Transfer products involving secure file transfer to meet the growing demand for file security when transferring information across the internet due to changes in regulations in various industries and the demand of users for secure solutions.

Substantially all software products ultimately reach a point in their lifecycle in which sales can be expected to plateau or decline.  Management believes that the market for stand-alone FTP client programs for home consumers may be declining.  While it cannot be determined with certainty, CuteFTP and CuteFTP Pro may have reached such a point in their lifecycles.  In order to respond to this decline, we have begun concentrating on product offerings for business users.  We have not seen the same decline in the market for SecureFTP client programs and servers such as CuteFTP Pro and SecureFTP Server which we believe better target the needs of businesses.

We intend to release new versions of CuteFTP, CuteFTP Pro and SecureFTP Server in 2006 and we believe we can slow the decline in sales of CuteFTP and improve sales of CuteFTP Pro and SecureFTP Server and EFT.  We plan on releasing additional versions of EFT and modules for it throughout 2006.

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

CuteFTP and CuteFTP Pro accounted for approximately 49% and 32% of total revenues in the quarters ended June 30, 2005 and 2006, respectively, and 55% and 32% for the six months ended June 30, 2005 and 2006, respectively.  Sales of these products declined approximately 17% as a percentage of revenue when comparing the second quarter of 2005 to the second quarter of 2006. The percentage of revenue decline was 23% for the six months ended June 30, 2005 compared to the same period of 2006.  The decline as a percentage of revenue was due to an increase in sales of other products such as SecureFTP Server and Enhanced File Transfer. GlobalSCAPE’s goal is to continue to enhance our SecureFTP Server and Enhanced File Transfer products to meet the needs of our customers and the enterprise market. Total revenues increased 34% from the second quarter of 2005 to the second quarter of 2006 and increased 50% from the six months ended June 30, 2005 to the same period of 2006 due to stronger sales of SecureFTP Server, PublishXML and Enhanced File Transfer.

Our strategy is to continue enhancing our file transfer products across the board to meet the demands of both individual and enterprise users, while improving our current product line. Our success in 2006 is, to a great extent, dependent on our ability to market and sell our Enhanced File Transfer to enterprise users and continue to enhance our current products. We are continuing to address security issues for our customers for future releases. We plan on releasing additional versions of our Enhanced File Transfer product this year along with additional add on modules. In general, our success depends on our ability to introduce new products and the market’s acceptance of these products.  We released new versions of CuteFTP, CuteFTP Pro, Secure Server and Enhanced File Transfer in 2005 and we plan the same for 2006. We believe we can slow the decline in sales of CuteFTP and improve sales of CuteFTP Pro, Secure Server and Enhanced File Transfer as we continue to reach out to the business market and offer new releases.

Liquidity and Capital Resources

Our capital requirements are driven principally by our need to enhance our existing products and to develop new products.  The amount of our capital expenditures has a direct impact on our ability to offer enhanced and new products to our customers.  We rely heavily on cash flows from operations and these cash flows are directly linked to sales of CuteFTP Home and CuteFTP Professional, which accounted for 55% and 32% of our revenues in the six months ended June 30, 2005 and 2006, respectively.  Much of the decline in percentage of revenues from the sale of these two products was offset by sales of other products in the first six months of 2006, namely, SecureFTP Server, Enhanced File Transfer and PublishXML which account for 33% and 62% of revenues in the six months ended June 30, 2005 and 2006 respectively.  Total revenues increased 34% when comparing the second quarter of 2006 to the same period in 2005 and 50% when comparing the first half of 2006 with the same period of 2005.

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

Net cash provided by operating activities was $475,866 in the six months ended June 30, 2005 as compared to $1,450,940 for the six months ended June 30, 2006.  Cash provided by operations for the six months ended June 30, 2006, was primarily the result of net income, adjustments related to depreciation and amortization, stock-based compensation, with an increase in accounts receivable and federal income tax receivable and to a lesser extent increases in, accrued expenses, and deferred revenue offset by a decrease in accounts payable and an increase in federal income tax payable.

Net cash used in investing activities for the six months ended June 30, 2005 and 2006 was $63,562 and $73,230, respectively.  In both periods, the cash used in investing activity was primarily for the purchase of computer equipment, software, and lease hold improvements.

Net cash provided by financing activities during the six months ended June 30, 2005 and 2006 were $0 and $28,968 respectively.  The increase in cash provided from financing activities was from issuance of stock from exercised options.

As of June 30, 2006, we had $3,435,532 in cash and cash equivalents, total current assets of $4,352,022 and current liabilities of $1,439,742, resulting in working capital of $2,912,280.  Our principal commitments consisted of obligations outstanding under operating leases, sales bonuses, royalty agreements with third parties, federal income tax and trade accounts payable.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. The facility that we currently occupy is expected to be sufficient for our growth over the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2006.

We do not currently have any commitments for outside sources of capital.  We previously had a $250,000 revolving credit agreement which expired on March 31, 2006.  We believe that, if necessary, we could enter into a similar arrangement in the future, although we cannot assure you that we will be able to do so.  We may also sell equity securities in order to finance future acquisitions or licensing activities.

Contractual Obligations

The following table sets forth the future minimum payments required under contractual commitments at June 30, 2006:

	Payments Due by Fiscal Year
Contractual Obligations	2006 (1)	2007	2008	2009	Thereafter	Total
Operating Lease	$95,330	$190,659	$95,329	—	—	$381,318
Equipment Leases	3,129	4,350	1,743	—	—	9,222
Total Cash Obligations	$98,459	$195,009	$97,072	—	—	$390,540

(1)             Amounts for 2006 reflect the future minimum payments for the remaining six months of the fiscal year.

Critical Accounting Policies

Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts, accounts receivable, long-lived and intangible assets, income taxes and contingencies.  Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances.  Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent form other sources.  Actual results may differ from the estimates under different assumptions or conditions.

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

We also sell technical support and maintenance agreements (post contract customer support “PCS”), which are sometimes bundled with the software.  When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately.  In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable.  Revenue allocated to PCS is recognized ratably over the contractual term, typically one year

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $178,000 and $560,578 at December 31, 2004 and 2005, respectively. Sales of these agreements continued to grow into the first six months of 2006 with more deferrals that are due largely to the enterprise type software they are supporting. For the six months ended June 30, 2005 and 2006, the deferred revenue balance was $255,658 and $846,789, respectively. If the level of sales of technical support and maintenance agreements remains the same or declines, the balance of deferred revenues will stabilize or decline. However if sales grow, the balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in the first six months of 2005. In the first six months of 2006, we had one customer that accounted for more than 2% of net revenues individually. In total this one customer accounted for approximately 0% and 2.6% of net revenues for the three and six months ended June 30, 2006, respectively.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2005 or the first six months of 2006.

Stock-Based Compensation

          Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

In the second quarter of 2006, 125,000 options were granted, 61,750 options were exercised, 1,500 were forfeited and none expired.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the three months ended June 30, 2005 and 2006, we spent $205,043 and $267,474, respectively, on research and development.  For the six months ended June 30, 2005 and 2006, we spent $383,809 and $496,804, respectively, on research and development.  No research and development expenses were capitalized in either period and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the book and tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. GlobalSCAPE recorded a deferred tax asset at June 30, 2006 of $51,159 based on its taxable income for the quarter.

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that no valuation allowance was necessary at June 30, 2006. During the quarter the deferred tax asset was increased by $1,763. During the six months ended June 30, 2006 the deferred tax asset was reduced by $824.

Comparison of the Three Months ended June 30, 2005 and 2006

	2005	2006	$ Change	% Change
Software product revenues	$1,819,376	$2,445,327	$625,951	34%
Cost of revenues	77,819	85,507	7,688	10%
Selling, general and administrative Expenses	986,379	1,346,972	360,593	37%
Research and development expenses	205,043	267,474	62,431	30%
Depreciation and amortization	24,315	23,442	(873)	(4)%
Total operating expense	1,293,556	1,723,395	429,839	33%
Income (loss) from operations	525,820	721,932	196,112	37%
Other Income (expense)	(206)	22,902	23,108	11,217%
Income tax expense	—	244,778	244,778	100%
Net income (loss)	$525,614	$500,056	$(25,558)	(5)%

Revenue.  For the three months ended June 30, 2005 and 2006, total revenues increased $625,951 or approximately 34% from $1,819,376 to $2,445,327 largely due to the increase in revenues from SecureFTP Server and Enhanced File Transfer which continues to gain acceptance in the market, especially with large companies. Revenues from CuteFTP Home and CuteFTP Professional declined by 12% as compared to the quarter ended June 30, 2005 due to the trend of including FTP capabilities in other applications thus reducing the need for standalone FTP software. CuteFTP Home and CuteFTP Professional accounted for approximately 49% and 32% of total revenues for the three months ended June 30, 2005 and 2006 respectively.  SecureFTP Server and Enhanced File Transfer accounted for approximately 39% and 60% of total revenues for the three months ended June 30, 2005 and 2006 respectively.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for
	Quarter ending June 30,
Product	2005		2006
Enhanced File Transfer	$390,701	21.47%	$944,072	38.61%
CuteFTP Professional	635,062	34.91%	565,694	23.13%
CuteFTP Home	290,215	15.95%	246,169	10.07%
SecureFTP Server	334,721	18.40%	592,235	24.22%
All Others	333,293	18.32%	588,529	24.06%
Deferred Revenue adjustment	(164,616)	-9.05%	(491,372)	-20.09%
Total Operating Revenues	$1,819,376	100.00%	$2,445,327	100.00%
Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$108,411	5.96%	$362,925	14.84%

Maintenance and support revenue continues to increase as revenues from sales of our enterprise products, SecureFTP Server and Enhanced File Transfer, continue to grow. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, there will be additional deferred revenue to be recognized as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $7,688 or 10% between periods from $77,819 for the three months ended June 30, 2005 to $85,507 for the three months ended June 30, 2006.  Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH.  The GlobalSCAPE software products associated with each of the companies are Publish XML, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro, and Mac FTP Pro, respectively.  GlobalSCAPE’s agreement with Hannon Hill Corp. accounted for a large portion of the increase in royalty expense during the quarter ended June 30, 2006 due to the increase in sales of product and maintenance and support during the quarter for PublishXML. We expect the cost of revenues to increase as sales of Hannon Hill products increase and decline when or if the sales decrease.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended June 30, 2005 and 2006, selling, general and administrative expenses were $986,379 and $1,346,972, respectively, an increase of approximately 37%. Salaries increased slightly as we have hired new employees and commissions and bonuses more than doubled, based on the increase in revenues. As required by FAS123R, we expensed $72,721 for stock based compensation related to the granting of stock options to employees.

Research and Development.  Research and development expenses increased $62,431 or 30% between periods, from $205,043 to $267,474.  The increase was due largely to additional expenditures for external development resources and hiring of additional personnel to meet the release deadlines for our software products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs. Depreciation and amortization expense decreased from $24,315 to $23,442, a decline of approximately 4%.  This decrease was due primarily to a reduction in depreciation expense as fixed assets come to the end of their depreciable life as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the three months ended June 30, 2005 and 2006, interest expense decreased from $397 to $0, respectively.  The majority of interest expense incurred during 2005 was related to financing of insurance premiums. We earned $23,005 in interest during the second quarter of 2006 from investing our excess cash.

Income Taxes.  The provision for federal income taxes for the quarter ended June 30, 2006 was $244,778. We recognized no benefit related to the net income in the three months ended June 30, 2005 because we could not be certain of the future period recoverability of tax assets generated from available net operating losses at that time.

Net Income.  GlobalSCAPE recorded net income of $525,614 and $500,056 for the three months ended June 30, 2005 and 2006, respectively. This was a decrease of $25,558 quarter to quarter in net income. The decrease in net income was largely a result of an increase in federal taxes.

Comparison of the Six Months ended June 30, 2005 and 2006

	2005	2006	$ Change	% Change
Software product revenues	$3,241,757	$4,860,249	$1,618,492	50%
Cost of revenues	159,377	226,918	67,541	42%
Selling, general and administrative Expenses	1,960,439	2,560,509	600,070	31%
Research and development expenses	383,809	496,804	112,995	29%
Depreciation and amortization	53,415	44,679	(8,736)	(16)%
Total operating expense	2,557,040	3,328,910	771,870	30%
Income (loss) from operations	684,717	1,531,339	846,622	124%
Other Income (expense)	(534)	37,255	37,789	7,077%
Income tax expense	0	519,606	519,606	100%
Net income (loss)	$684,183	$1,048,988	$364,805	53%

Revenue.  For the six months ended June 30, 2005 and 2006, total revenues increased $1,618,492 or approximately 50% from $3,241,757 to $4,860,249 largely due to the increase in revenues from SecureFTP Server and Enhanced File Transfer which continues to gain acceptance in the market, especially with large companies. Revenues from CuteFTP Home and CuteFTP Professional declined by 23% as compared to the six months ended June 30, 2005 due to the trend of including FTP capabilities in other applications thus reducing the need for standalone FTP software. CuteFTP Home and CuteFTP Professional accounted for approximately 55% and 32% of total revenues for the six months ended June 30, 2005 and 2006 respectively. SecureFTP Server and Enhanced File Transfer accounted for approximately 31% and 58% of total revenues for the six months ended June 30, 2005 and 2006 respectively.

The following table reflects revenue by product including the related maintenance and support for each product

	Revenue for
	Six months ending June 30,
Product	2005		2006
Enhanced File Transfer	$473,526	14.61%	$1,838,176	37.82%
CuteFTP Professional	1,249,916	38.56%	1,156,375	23.79%
CuteFTP Home	572,717	17.67%	511,891	10.53%
SecureFTP Server	544,111	16.78%	1,161,776	23.90%
All Others	679,187	20.95%	1,130,047	23.26%
Deferred Revenue adjustment	(277,700)	-8.57%	(938,016)	-19.30%
Total Operating Revenues	$3,241,757	100.00%	$4,860,249	100.00%
Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$200,170	6.17%	$651,922	26.66%

Maintenance and support revenue continues to increase as revenues from sales of our enterprise products, SecureFTP Server and Enhanced File Transfer, continue to grow. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, there will be additional deferred revenue to be recognized as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $67,541 or 42% between periods from $159,377 for the six months ended June 30, 2005 to $226,918 for the six months ended June 30, 2006.  Royalties that the

Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH.  The GlobalSCAPE software products associated with each of the companies are Publish XML, CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro, and Mac FTP Pro, respectively.  GlobalSCAPE’s agreement with Hannon Hill Corp. accounted for a large portion of the increase in royalty expense during the six months ended June 30, 2006 due to the increase in sales of product and maintenance and support during the six months for PublishXML. We expect the cost of revenues to increase as sales of Hannon Hill products increase and decline when or if the sales decrease.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the six months ended June 30, 2005 and 2006, selling, general and administrative expenses were $1,960,439 and $2,560,509, respectively, an increase of approximately 31%. Salaries increased slightly as we have hired new employees and commissions and bonuses more than doubled, based on the increase in revenues. As required by FAS123R, we expensed $120,537 for stock based compensation related to the granting of stock options to employees.

Research and Development.  Research and development expenses increased $112,995 or 29% between periods, from $383,809 to $496,804.  The increase was due largely to additional expenditures for external development resources and hiring of additional personnel to meet the release deadlines for products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs. Depreciation and amortization expense decreased from $53,415 to $44,679, a decline of approximately 16%.  This decrease was due primarily to a reduction in depreciation expense as fixed assets come to the end of their depreciable life as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the six months ended June 30, 2005 and 2006, interest expense decreased from $725 to $0, respectively.  The majority of interest expense incurred during 2005 was related to financing of insurance premiums. We earned $36,930 in interest during the six months ended June 30, 2006 from investing our excess cash.

Income Taxes.  The provision for federal income taxes for the six months ended June 30, 2006 was $519,606. We recognized no federal benefit related to the net income in the six months ended June 30, 2005 because we could not be certain of the future period recoverability of tax assets generated from available net operating losses at that time.

Net Income.  GlobalSCAPE recorded net income of $684,183 and $1,048,988 for the six months ended June 30, 2005 and 2006, respectively. This was an increase of $364,805 period to period in net income. The net income was largely a result of the acceptance of our SecureFTP Server and Enhanced File Transfer products over the last year, resulting in higher revenues, while controlling expenses.

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

In the six months ended June 30, 2006, approximately 34% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of this currency translation will not be material to our business.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective and designed to ensure that material information relating to GlobalSCAPE and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities.  There were no changes in our internal controls over financial reporting during the period covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

 There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for improvements in the internal controls to strengthen the process of capturing and reporting of deferred revenue.

Part II.  Other Information

Item 1.    Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A.     Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing GlobalSCAPE.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders was held on June 1, 2006.  The following proposals were adopted by the margins indicated:

1.  Election of three nominees for membership on the Company’s Board of Directors, each to serve until the next Annual Meeting of Stockholders, and until their successors are duly elected and qualified.

Name:	Votes for:	Votes Withheld:
Thomas W. Brown	10,982,642	5,465
David L. Mann	10,982,642	5,465
Charles R. Poole	10,982,642	5,465

2.  Approval of the appointment of Helin, Donovan, Trubee & Wilkinson, LLP, as the Company’s independent certified public accountants to audit the Company’s consolidated financial statements for the year ending December 31, 2006.  This proposal received the following votes:

For:	10,984,353
Against:	2,401
Abstain:	1,353

Item 5.    Other Information

On June 13, 2006, we announced that Bernard N. Schneider had been named as our Chief Financial Officer.  Prior to joining GlobalSCAPE, Mr. Schneider was Chief Financial Officer of Friedrich Air Conditioning Company, a manufacturer of specialty air treatment products based in San Antonio, Texas.

Item 6.    Exhibits

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

GLOBALSCAPE, INC.

August 11, 2006	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Executive Officer

August 11, 2006	By:	/s/ Bernard N. Schneider
Date		Bernard N. Schneider
Chief Financial Officer