Form 10-Q
period 2006-09-30
GLOBALSCAPE INC
filed 2006-11-13
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

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

☐ Yes    ☒ No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $46,171,345 as of the last business day of the registrant’s most recently completed third fiscal quarter, based upon the closing sales price of $3.05  per share on such date on the NASD’s OTC Bulletin Board.

As of November 13, 2006, there were 15,138,146 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2006

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® and are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE SecureFTP Server, GlobalSCAPE Enhanced File Transfer, PublishXML and SnapEdit are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I.     Financial Information

Item1. Financial Statements

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	September 30,
	2005	2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,029,473	$1,345,971
Accounts receivable (net of allowance for doubtful accounts of $12,273 and $14,833 at December 31, 2005 and September 30, 2006, respectively)	590,715	1,702,185
Prepaid expenses	65,317	166,220
Total current assets	2,685,505	3,214,376

Property and equipment:
Furniture and fixtures	334,063	390,486
Software	284,621	312,642
Equipment	604,517	644,728
Leasehold improvements	167,762	191,090
	1,390,963	1,538,946
Accumulated depreciation and amortization	1,238,392	1,316,392
Net property and equipment	152,571	222,554

Other assets:
Goodwill	—	9,581,366
Deferred loan costs	—	38,484
Deferred tax asset	51,983	63,932
Other	11,612	29,228
Total other assets	63,595	9,713,010

Total assets	$2,901,671	$13,149,940

	December 31,	September 30,
	2005	2006
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,763	$293,231
Accrued expenses	230,911	502,357
Federal income tax payable	60,899	276,720
Deferred revenue	560,578	1,302,336
Term loan - current	—	1,666,667
Total current liabilities	944,151	4,041,311

Long-term liabilities:
Term loan	—	3,333,333
Deferred compensation	12,121	31,861
Other long-term liabilities	16,824	8,412
Total long-term liabilities	28,945	3,373,606

Total Liabilities	973,096	7, 414,917

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,798,119 and 15,138,146 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	13,797	15,138
Additional paid-in capital	684,281	2,916,844
Retained earnings	1,230,497	2,803,041
Total stockholders’ equity	1,928,575	5,735,023
Total liabilities and stockholders’ equity	$2,901,671	$13,149,940

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Operating revenues:
Software product revenues	$1,559,126	$2,002,989	$4,480,679	$6,330,830

Maintenance and support (net of deferred revenues)	164,559	600,247	484,763	1,132,656
Total revenues	1,723,685	2,603,236	4,965,442	7,463,486

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	66,709	145,646	226,086	372,565
Selling, general and administrative Expenses	1,014,011	1,318,952	2,973,385	3,879,460
Research and development expenses	230,947	302,363	614,756	799,168
Depreciation and amortization	22,714	25,046	76,129	69,726
Total operating expense	1,334,381	1,792,007	3,890,356	5,120,919
Income from operations	389,304	811,229	1,075,086	2,342,567

Other income (expense):
Interest expense	105	—	(620)	—
Interest income	3,552	21,412	3,552	58,342
Gain on sale of assets	767	—	958	619
Other expense	—	—	—	(295)
Total other income (expense)	4,424	21,412	3,890	58,666
Income before income taxes	393,728	832,640	1,078,976	2,401,233

Income tax expense (benefit):
Current:
Federal	—	307,329	1,065	826,110
State	—	—	—	—
Deferred:
Federal	—	(12,773)	—	(11,949)
State	—	—	—	—
Total income tax provision	—	294,556	1,065	814,162

Net income	$393,728	$538,085	$1,077,911	$1,587,072

Net income per common share- basic	$0.03	$0.04	$0.08	$0.11
Net income per common share- assuming dilution	$0.03	$0.03	$0.07	$0.10

Average shares outstanding:
Basic	13,776,969	14,484,319	13,774,483	14,152,932
Diluted	15,582,248	15,891,298	14,937,374	15,549,377

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2005	2006
Operating Activities:
Net Income	$1,077,911	$1,587,072
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	7,775	2,560
Depreciation and amortization	76,129	69,726
(Gain) loss on disposition of assets	—	(619)
Stock-based compensation	—	204,935
Deferred taxes	—	(11,949)
Changes in operating assets and liabilities:
Accounts receivable	(440,462)	(574,761)
Prepaid expenses	(3,465)	(94,963)
Accounts payable	(28,420)	168,744
Accrued expenses	38,076	77,453
Federal income tax payable	—	215,821
Deferred revenues	166,840	379,002
Deferred Compensation	—	19,740
Other long-term liabilities	(2,061)	(46,153)
Net cash provided by operating activities	892,323	1,996,608
Investing Activities:
Proceeds from sale of property and equipment	—	619
Purchase of property and equipment	(88,035)	(114,043)
Purchase of Availl, Inc.	—	(7,776,932)
Cash acquired in purchase of Availl, Inc.	—	181,277
Net cash used in investing activities	(88,035)	(7,709,079)
Financing Activities:
Exercise of stock options	6,960	28,969
Proceeds from term loan	—	5,000,000
Net cash provided by financing activities	6,960	5,028,969
Net increase (decrease) in cash	811,248	(683,502)
Cash at beginning of period	572,959	2,029,473
Cash at end of period	$1,384,207	$1,345,971

See accompanying notes.

Supplemental disclosures:

Interest paid	$620	—
Income taxes paid	$1,065	$666,920

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

1.             Overview of the Business and Significant Accounting Policies

Nature of Business

GlobalSCAPE, Inc. (GlobalSCAPE), founded in April 1996, develops and distributes secure file management software that enables users to safely send data over the internet. Our software is used worldwide across a wide range of industries. Through the end of 2005, we had sold approximately 1,300,000 software licenses and our customer base includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

Our file transfer products guarantee the privacy of critical information such as medical records, financial data, customer files and other similar documents. In addition, our products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes.

Through Availl Inc. (Availl), our recently acquired, wholly-owned subsidiary, we also provide Wide Area Files Systems (WAFS) and Continuous Data Protection (CDP) software.  This addition expands GlobalSCAPE’s technology base into data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery.  We believe that our expanded product offering uniquely positions us to provide comprehensive, secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

During the nine months ended September 30, 2006, approximately 66% of our revenues were generated from customers within the United States, with the remaining 34% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our 2006 revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP Home and CuteFTP Pro accounted for 69% and 50% of our revenues in 2004 and 2005, respectively, and 33% of our revenues for the nine months ended September 30, 2006. The combined sales of our Secure Server and Enhanced File Transfer products grew from 14% of our revenues in 2004 to 38% in 2005, and 63% for the nine months ended September 30, 2006.

Corporate Structure

Prior to September 22, 2006, all of the Company’s operations were conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.

On September 22, 2006, GlobalSCAPE acquired one hundred percent (100%) of the issued and outstanding capital stock of Availl, a privately held corporation, pursuant to an Agreement and Plan of Merger with Availl and its stockholders.  The initial purchase price was $9.65 million of which $7.65 million was paid in cash and $2.0 million was paid in shares of GlobalSCAPE common stock.  The former Availl stockholders are also entitled to up to an additional $100,000 in cash depending upon the achievement of certain revenue targets for Availl for the third and fourth quarters of 2006.

Availl will continue to operate as a wholly-owned subsidiary of GlobalSCAPE, Inc. based in Andover, Mass.  GlobalSCAPE, Inc. is a holding company and conducts no operations; however, the stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board.  References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

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

Principles of Consolidation

The consolidated financial statements include all subsidiaries.  Availl became a subsidiary on September 22, 2006; therefore the consolidated financial statements only include Availl’s financial results and activities from the date of acquisition until September 30, 2006.  All inter-company transactions and balances have been eliminated.

Liquidity

The use of our capital resources is driven principally by our need to enhance our existing products and to develop or acquire new products.  The amount of our expenditures has a direct impact on our ability to offer enhanced and new products to our customers.  Our principal source of funds is cash flow from operations which, in turn, is highly dependent on our sales revenue.  During the nine months ended September 30, 2006, the Company generated $2.0 million from operations, which was used along with other funds in the acquisition of Availl, resulting in a net decrease in cash through three quarters of 2006 of ($683,502).

Prior to 2006, we relied heavily on sales of CuteFTP Home and CuteFTP Professional, which accounted for approximately 50% and 30% of total revenues in the quarters ended September 30, 2005 and 2006, respectively.  Our newer products Enhanced File Transfer and SecureFTP Server, have increased our total revenue in 2006 while reducing the percentage of total revenue previously held by the two CuteFTP products. Much of the decline in percentage of revenues from the sale of CuteFTP products was offset by sales of other products in the first nine months of 2006, namely, SecureFTP Server, Enhanced File Transfer and Cascade Server (formerly PublishXML), which collectively accounted for 38% and 63% of revenues in the nine months ended September 30, 2005 and 2006, respectively.  Total revenues increased 51% when comparing the third quarter of 2006 to the same period in 2005 and 50% when comparing the first nine months of 2006 with the same period of 2005.  On a pro forma basis, when including the results of operations of Availl for the entire third quarter, GlobalSCAPE’s historical revenues for the three months ended 2006 would have increased by approximately 92% over the same period of 2005.

As of September 30, 2006, the Company had cash and cash equivalents of $1,345,971 and had net working capital of ($826,935).  Management believes this level of working capital, together with availability under the Company’s revolving credit facility with Silicon Valley Bank and the excess cash generated by the profitable operation of the business, is adequate to finance the Company’s current level of operations.

The Company entered into a new loan agreement with Silicon Valley Bank on September 22, 2006 which involved a $5,000,000 term loan agreement which we used to finance part of the cash portion of the purchase price for Availl.  The initial interest rate is 9.5% and is subject to change as the bank’s prime rate changes.  The term loan matures on September 22, 2009.  Interest and principal are payable in 36 equal monthly installments on the first day of each calendar month beginning October 1, 2006.  The loan agreement also established a $750,000 revolving line of credit for two years at an interest rate of prime plus 1.0%.  In connection with the term loan and line of credit, GlobalSCAPE granted the bank a security interest in all accounts receivable, equipment, and other tangible and intangible assets.  As of September 30, 2006, the Company had no borrowings under the revolving line of credit agreement.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Sale / Disposal of Assets

During the first nine months of 2006, the Company disposed of equipment with an original purchase price of $15,362 and accumulated depreciation of $15,362. GlobalSCAPE recognized a gain of $619 related to the disposal of these assets.

Goodwill

As of September 30, 2006, GlobalSCAPE had goodwill in the amount of $9.6 million associated with the acquisition of Availl.  This acquisition was accounted for using the purchase method of accounting. See Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. Goodwill and other intangible assets consist of the following:

	September 30, 2005			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill(1)	—	—	—	9,581,366	—	9,581,366

	—	—	—	9,581,366	—	9,581,366

(1)                                  No allocation has been made to intangible assets as of the September 30, 2006.  Management will determine the proper value of intangible assets acquired from Availl, Inc. and allocate a portion of the goodwill to intangible assets within the next twelve months.

Acquisitions

On September 22, 2006, the Company completed the acquisition of all of the issued and outstanding shares of Availl, a privately held provider of Wide Area Files Systems (WAFS) and Continuous Data Protection (CDP) software, for $7.65 million in cash and $2.0 million in the form of 716,846 shares of GlobalSCAPE common stock. The Company incurred direct acquisition costs of approximately $127,000. In connection with the acquisition, $850,000 of the cash consideration in this acquisition was placed into an escrow account for purposes of settling indemnification claims for the eighteen-month period following the closing. In accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, we have used $2.79 as the per share amount to value the common stock consideration paid to Availl shareholders (representing the average of the closing prices of GlobalSCAPE’s common stock for the thirty days before the merger agreement date of September 22, 2006). Pursuant to the terms of the acquisition, the Company granted stock options to the former Availl stockholders who were also employees under the GlobalSCAPE, Inc. 2000 Stock Option Plan. Exercising the options under this plan is contingent upon the individual’s continued employment with the Company and will be vested over three years in three annual installments.

The Availl acquisition was accounted for using the purchase method of accounting. The purchase price was paid on the September 22, 2006 closing date.  The purchase price includes a provision for the former Availl stockholders to earn up to an additional $100,000 in cash depending upon the achievement of certain revenue targets for Availl for the third and fourth quarters of 2006. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, based on estimated fair values at the date of the acquisition. The value of assets and liabilities was estimated based on purchase price and future intended use.

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. This premium paid for the acquisitions is based on management’s belief that the acquired technologies, businesses and engineering talent were of strategic importance in the Company’s growth strategy. Operating results from the acquired business is included in the condensed consolidated statements of operations from the date of acquisition.

A summary of the purchase price allocation is as follows:

Availl
Purchase price -	$
Cash paid	7,650,000
Stock issued	2,000,000

Legal & Other Acquisition Costs	126,931

Acquisition costs	9,776,931
Net fair value of assets acquired and liabilities assumed	(195,565)

Goodwill acquired	9,581,366

The following unaudited pro forma financial information presents the results of operations for the three and nine month periods ended September 30, 2005 and 2006 as if the acquisition had occurred at the beginning of each period presented. The pro forma financial information has been adjusted for the effect of interest paid on the term loan. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(in thousands, except per share data)
Pro forma net revenues	$2,060	$3,308	$5,822	$9,262
Pro forma net income	369	374	971	1,218

Pro forma net income per share:
Basic	$0.03	$0.03	$0.07	$0.09

Diluted	$0.02	$0.02	$0.06	$0.08

Stock-Based Compensation

Stock-Based Compensation Plans

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options to employees. Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the Plan), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. Through the nine months ended September 30, 2006, options were granted for 915,000 shares of common stock.

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

There was $204,935 of compensation cost related to stock options recognized in operating results in the nine months ended September 30, 2006.

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

Three Months Ended September 30, 2006
Expected volatility	105%
Expected annual dividend yield	0.0%
Risk free rate of return	4.67%
Expected option term (years)	6.01

Under APB No. 25 there was no compensation cost recognized for our stock options awarded in the three or nine months ended September 30, 2005 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as adjusted	$393,728	$1,077,911
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	(16,059)	(48,052)

Pro forma net income	$377,669	$1,029,859

Earnings per share of common stock:
Basic - as adjusted	$0.03	$0.08

Basic – pro forma	$0.03	$0.08

Earnings per share of common stock:
Assuming dilution - as adjusted	$0.03	$0.07

Assuming dilution - pro forma	$0.03	$0.07

The following table summarizes information about stock option activity for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)

Outstanding at December 31, 2005	2,394,171	$.25	6.5
Granted	915,000	2.82
Exercised	(623,181)	.05
Lapsed or canceled	(125,350)	.14

Outstanding at September 30, 2006	2,560,640	$1.23	7.58	$4.66

Exercisable at September 30, 2006	1,242,110	$.51	5.53	$3.16

The weighted average fair value of options granted during the three months ended September 30, 2006 was $2.61. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended September 30, 2006 was $0 as none were exercised during the period. During the nine months ended September 30, 2006, the amount of cash received from the exercise of stock options was $28,968 with no associated tax benefit. The following table summarizes information about nonvested stock option awards as of September 30, 2006 and changes for the nine months ended September 30, 2006.

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	772,457	$.25
Granted	915,000	2.82
Vested	(287,535)	.27
Forfeited	(81,392)	.14
Non-vested at September 30, 2006	1,318,530	$1.96

At September 30, 2006, there was $1,995,337 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3 years. There were 72,540 options that became vested during the three months ended September 30, 2006.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Numerators
Numerators for basic and diluted earnings per share:
Net income	$393,728	$538,085	$1,077,911	$1,587,072

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	13,776,969	14,484,319	13,774,483	14,152,932

Dilutive potential common shares
Stock options (1)	1,805,279	1,406,979	1,162,891	1,396,445
Denominator for dilutive earnings per share	15,582,248	15,891,298	14,937,374	15,549,377
Net income per common share	$0.03	$0.04	$0.08	$0.11
Net income per common share – assuming dilution	$0.03	$0.03	$0.07	$0.10

(1)          For the three and nine months ended September 30, 2005, all outstanding options have been included in dilutive shares.  For the three and nine months ended September 30, 2006, 715,000 options have not been included in dilutive shares, as the effect would be anti-dilutive.

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

Overview

GlobalSCAPE develops and distributes secure file management software for individuals and business users to safely send data over the internet.  Our file management products guarantee the privacy of critical information such as financial data, medical records, customer files and other similar documents.  In addition, these products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transaction and automate processes.  With the recent acquisition of Availl, we now also develop and distribute Wide-Area File System (WAFS) collaboration and Continuous Data Protection (CDP) products.  These products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers.  With these additional capabilities,  GlobalSCAPE believes that it is uniquely positioned to provide comprehensive, secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

The following is a brief description of our products:

•                  File Management Products – Our File Management products are best known for the “CuteFTP” product line. They primarily consist of products that help users securely move and copy files on the internet. A substantial portion of our revenues are derived from licensing our File Management products. Some of our products encrypt the transfers for security using technology similar to a Web browser. The products consist of three product categories; client, server and compression transfer. Our File Management product line includes CuteFTP Home, Cute FTP Professional, SecureFTP Server, and Enhanced File Transfer.

•                  Wide-Area File System (WAFS) Products – Our WAFS products provide a file sharing and collaboration solution over multiple sites.  By keeping all data updated on each location’s file server, each site has instant access to the very latest version.  Our WAFS products help ensure that no one can ever open an old file version without user conflicts. Changes made to data on any server are mirrored on all other servers.

•                  Continuous Data Protection (CDP) Products – Our CDP products consolidate remote backup for file servers.  As files change, the servers backup in real time to the customer’s backup site which can be at the same or a remote location.  The backup server can keep any number of past versions of each file (and deleted files) which gives the customer instant restore, as well as the ability in perform point-in-time snapshots.

Our strategy is to continue enhancing our file transfer products to meet the demands of both individual and enterprise users, while improving the security features of our current product line, and to expand into growing markets through the acquisition of compatible companies and products.  We acquired Availl, a leading provider of Wide-Area File System (WAFS) collaboration and continuous data protection (CDP) products as part of this strategy.  This acquisition expands the Company’s technology base into data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery.  These new products give us entry into two large and rapidly growing markets.

We believe that our continued growth will come not only through the further development of our SecureFTP Server and Enhanced File Transfer products and the growing demand for file security when transferring information across the internet, but also though the aggressive exploitation of these two new market areas.  Based upon estimates by Gartner, Inc., and other consulting groups in our markets, we believe that the WAN optimization/WAFS market is currently $300 million annually and growing at 20% - 30% per year, and the CDP market is of similar size but in the early stages of adoption and growing rapidly.  In addition, we believe that the WAFS and CDP products are highly complementary to our traditional Secure File Transfer products facilitating cross sales and new customer penetration.

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from solid net profits from operations over the last ten quarters, including the quarter ended September 30, 2006.  During September 2006, the Company deployed $3.3 million of its cash as part of the cash consideration in the acquisition of Availl.  At September 30, 2006, we had cash available of $1.3 million and we continue to generate cash in excess of our operational needs.  In addition, the Company has a $750,000 line of credit with Silicon Valley Bank which is unused at this time.

Our capital requirements are driven principally by our need to enhance our existing products and to develop or acquire new products.  The amount of our expenditures has a direct impact on our ability to offer enhanced and new products to our customers.  We rely heavily on cash flows from operations and these cash flows, prior to 2006, were significantly dependent upon sales of CuteFTP Home and CuteFTP Professional, which accounted for 56% and 33% of our revenues in the nine months ended September 30, 2005 and 2006, respectively.  The sales of these products have remained relatively flat over the prior two years while becoming an increasingly smaller portion of our total revenue.  Much of the percentage decline of revenues from the sale of these two products was caused by significant increases in the sales of other products in the first nine months of 2006, namely, SecureFTP Server and Enhanced File Transfer, which collectively accounted for 38% and 63% of our revenues in the nine months ended September 30, 2005 and 2006, respectively.  Revenues in total increased 51% when comparing the third quarter of 2006 to the same period in 2005 and 50% when comparing the first nine months of 2006 with the same period of 2005.  On a pro forma basis, when including the results of operations of Availl for the entire third quarter, GlobalSCAPE’s historical revenues for the three months ended 2006 would have increased by approximately 92% over the same period of 2005.

Our principal sources of capital are cash on hand and cash flow from operations.  To the extent that sales decline, our cash flow from operations will also decline.  If sales decline or our liquidity otherwise requires, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures.  We also have $750,000 of availability under our revolving line of credit and, if necessary, we may also sell equity securities or enter into other credit arrangements in order to finance future acquisitions or licensing activities.

Net cash provided by operating activities was $892,323 in the nine months ended September 30, 2005 as compared to $1,996,608 for the nine months ended September 30, 2006.  Cash provided by operations for the nine months ended September 30, 2006, was primarily the result of net income, increases in deferred revenue, federal income tax payable, stock-based compensation, and accounts payable, and offset by a significant increase in accounts receivable largely related to the Availl acquisition.

Net cash used in investing activities for the nine months ended September 30, 2005 and 2006 was $88,035 and $7,709,079, respectively.  In 2005, the cash used in investing activity was primarily for the purchase of computer equipment, software, and lease hold improvements, while in 2006, the unusually large amount of cash used in investing activities was a result of the Availl acquisition.

Net cash provided by financing activities during the nine months ended September 30, 2005 and 2006 were $6,960 and $5,028,969 respectively.  The increase in cash provided from financing activities in 2005 was from issuance of stock from exercised options, while the Availl acquisition significantly inflated the same category in 2006.

As of September 30, 2006, we had $1,345,971 in cash and cash equivalents, total current assets of $3,214,376 and current liabilities of $4,041,311, resulting in working capital of ($826,935).  The primary components of our current liabilities are $1,666,667 representing the current portion of the term loan we incurred in connection with the Availl acquisition and $1,302,336 of deferred revenues which will be recognized over the remaining term (one to twelve months) of the maintenance and support contracts.  Besides the term loan, our principal commitments consist of obligations outstanding under operating leases, sales bonuses, royalty agreements with third parties, federal income tax and trade accounts payable.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. The facility that we currently occupy is expected to be sufficient for our growth over the next twelve months.  We do not anticipate significant expenditures for leasehold improvements or furniture for 2006.

In order to finance the cash portion of the purchase price in the merger with Availl, GlobalSCAPE entered into a Loan and Security Agreement dated September 22, 2006 with Silicon Valley Bank.  The Loan Agreement provides for a $5.0 million term loan and a $750,000 revolving credit facility.  GlobalSCAPE borrowed $5.0 million pursuant to the term loan on September 22, 2006.  The entire amount of the revolving credit facility remains available.  The term loan bears interest at 1.25% above the Bank’s prime rate and matures on September 22, 2009.  Interest and principal are payable in 36 equal monthly installments on the first day of each calendar month beginning October 1, 2006.  The term loan may be prepaid at anytime but if it is prepaid on or before December 31, 2006, GlobalSCAPE must pay the Bank a premium of $60,000.

Borrowings under the revolving credit facility bear interest at 1.00% above the Bank’s prime rate and mature on September 22, 2008.  Interest payments are due on the first day of each calendar month.

Both the term loan and the revolving credit facility are secured by substantially all of the assets of GlobalSCAPE and its subsidiaries including Availl.  The Loan Agreement contains customary covenants including covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, maintenance of inventory, payment of taxes, maintaining insurance, and protection of intellectual property rights.  GlobalSCAPE and its subsidiaries are also prohibited from selling any of their assets other than in the ordinary course of business, acquiring any other entities, changing the types of business they are engaged in, incurring indebtedness other than that permitted by the Loan Agreement, incurring any liens on their assets other than those permitted by the Loan Agreement, making certain investments or paying any dividends on, or acquiring, any shares of their capital stock.  The Loan Agreement contains two financial covenants.  GlobalSCAPE and its subsidiaries must maintain:

•                  a ratio of (A) EBITDA less the sum of (i) cash taxes paid and (ii) non-financed capital expenditures, to (B) the sum of (i) principal plus (ii) interest paid to Bank, of at least 1.5 to 1.00; and

•                  a ratio of total funded debt to EBITDA of not more than 2.00 to 1.00.

The loan agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of principal and interests, the breach of any covenants, the occurrence of a material adverse change, certain bankruptcy and insolvency events, the breach of other agreements creating indebtedness of $50,000 or more and the entry of a judgment of $50,000 or more against GlobalSCAPE or any of its subsidiaries.

Contractual Obligations

The following table sets forth the future minimum payments required under contractual commitments at September 30, 2006:

	Payments Due by Fiscal Year
Contractual Obligations	2006 (1)	2007	2008	2009	Thereafter	Total
Operating Lease	$47,665	$190,659	$95,329	$—	—	$333,653
Equipment Leases	1,775	4,350	1,743	—	—	7,868
Term Note	416,667	1,666,667	1,666,667	1,249,999		5,000,000
Total Cash Obligations	$466,107	$1,861,676	$1,763,739	$1,249,999	—	$5,341,521

(1)          Amounts for 2006 reflect the future minimum payments for the remaining three months of the fiscal year.

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

We also sell technical support and maintenance agreements (post contract customer support “PCS”), which are sometimes bundled with the software.  When vendor specific objective evidence (“VSOE”) of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately.  In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable.  Revenue allocated to PCS is recognized ratably over the contractual term, typically one year

The Company began selling technical support and maintenance services for some of its software products in 2001 and had deferred recognition of approximately $11,000 in revenue at the end of that year.  Deferred revenue grew to a balance of approximately $178,000 and $560,578 at December 31, 2004 and 2005, respectively. Sales of these agreements continued to grow into the first nine months of 2006 with more deferrals that are due largely to the enterprise type software they are supporting. For the nine months ended September 30, 2005 and 2006, the deferred revenue balance was $344,957 and $1,302,336, respectively. If the level of sales of technical support and maintenance agreements remains the same or declines, the balance of deferred revenues will stabilize or decline.

However if sales grow, the balance will increase, resulting in the deferred recognition of a significant amount of revenue in future periods.

Business Acquisitions and Intangible Assets

We account for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair market value.  The judgments made in determining the estimated fair values assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income.  Accordingly, for significant items, we typically obtain assistance from independent valuation specialists.

Goodwill represents the acquisition costs in excess of the fair value of net tangible and intangible assets of businesses purchased.  Intangible assets consist primarily of the value of intellectual property, customer relationships, non-compete agreements, trademarks and goodwill. Goodwill is evaluated annually for impairment, or earlier if indicators of impairment exist. The determination as to whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units.  Changes in our operating strategy and our market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.

We have adopted a policy to review goodwill and indefinite-lived intangibles for impairment using a discounted cash flow approach that uses forward-looking information regarding market share, revenues and costs for the reporting unit as well as appropriate discount rates.  As a result, changes in these assumptions could materially change the outcome of the reporting unit’s fair value determination in future periods, which could require a further permanent write-down of goodwill.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  One customer accounted for 3.6% of revenues in the first nine months of 2005. In the first nine months of 2006, no single customer individually accounted for more than 2% of net revenues.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2005 or the first nine months of 2006.

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

In the third quarter of 2006, 590,000 options were granted, no options were exercised, 117,540 were forfeited and none expired.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the three months ended September 30, 2005 and 2006, we spent $230,947 and $302,363, respectively, on research and development.  For the nine months ended September 30, 2005 and 2006, we spent $614,756 and $799,168, respectively, on research and development.  No research and development expenses were capitalized in either period and all previously capitalized research and development expenses were fully amortized at December 31, 2002.

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the book and tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. GlobalSCAPE recorded a deferred tax asset at September 30, 2006 of $63,932 based on its taxable income for the quarter.

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management determined that no valuation allowance was necessary at September 30, 2006. During the quarter the deferred tax asset was increased by $12,773. During the nine months ended September 30, 2006 the deferred tax asset was increased by $11,949.

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

Comparison of the Three Months ended September 30, 2005 and 2006

	2005	2006	$ Change	% Change
Software product revenues(1)	$1,723,685	$2,603,236	$879,551	51%
Cost of revenues	66,709	145,646	78,937	118%
Selling, general and administrative Expenses	1,014,011	1,318,952	304,941	30%
Research and development expenses	230,947	302,363	71,416	31%
Depreciation and amortization	22,714	25,046	2,332	10%
Total operating expense	1,334,381	1,792,007	457,626	34%
Income (loss) from operations	389,304	811,229	421,925	108%
Other Income (expense)	4,424	21,412	16,988	384%
Income tax expense		(294,556)	(294,556)	100%
Net Income	$393,728	$538,085	$144,357	37%

(1)   On a pro forma basis, when including the results of operations of Availl for the entire third quarter, total revenues would have been approximately $3,308,000, an increase of approximately 92% over GlobalSCAPE’s historical revenues for the same period of 2005.

Revenue.  For the three months ended September 30, 2005 and 2006, total revenues increased $879,551 or approximately 51% from $1,723,685 to $2,603,236 largely due to the increase in revenues from SecureFTP Server and Enhanced File Transfer which continues to gain acceptance in the market, especially with large companies. Revenues from CuteFTP Home and CuteFTP Professional declined by 11% as compared to the quarter ended September 30, 2005 due to the industry trend of including FTP capabilities in other applications thus reducing the need for standalone FTP software. CuteFTP Home and CuteFTP Professional accounted for approximately 50% and 30% of total revenues for the three months ended September 30, 2005 and 2006 respectively.  SecureFTP Server and Enhanced File Transfer accounted for approximately 50% and 66% of total revenues for the three months ended September 30, 2005 and 2006 respectively.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for
	Quarter ending September 30,
Product	2005		2006
Enhanced File Transfer	$303,390	17.6%	$1,010,912	38.8%
CuteFTP Professional	564,732	32.8%	531,647	20.4%
CuteFTP Home	299,793	17.4%	237,862	9.1%
SecureFTP Server	563,389	32.7%	707,736	27.2%
All Others	73,457	4.2%	207,870	8.0%
Deferred Revenue adjustment	(81,076)	-4.7%	(92,791)	-3.5%
Total Operating Revenues	$1,723,685	100.0%	$2,603,236	100.0%
Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$516,171	29.9%	$693,038	25.9%

Maintenance and support revenue continues to increase as revenues from sales of our enterprise products, SecureFTP Server and Enhanced File Transfer, continue to grow. Maintenance and support pricing is reflective of the license cost of the products and the additional support required to maintain and support the products and customers. With higher maintenance and support revenues, there will be additional deferred revenue to be recognized as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $78,937 or 118% between periods from $66,709 for the three months ended September 30, 2005 to $145,646 for the three months ended September 30, 2006 as a result of higher royalty payments on increased sales of Cascade Server, an enterprise web content management solution.  Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH.  The GlobalSCAPE software products associated with each of the companies are Cascade Server (formerly Publish XML), CuteSITE Builder, Web Survey, Mac FTP,

CuteHTML Pro, and Mac FTP Pro, respectively.  GlobalSCAPE’s agreement with Hannon Hill Corp. accounted for a large portion of the increase in royalty expense during the quarter ended September 30, 2006 due to the increase in sales of product and maintenance and support during the quarter for Cascade Server. We expect the cost of revenues to increase as sales of Hannon Hill products increase and decline when or if the sales decrease.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended September 30, 2005 and 2006, selling, general and administrative expenses were $1,014,011 and $1,318,952, respectively, an increase of $304,941 of which 20% or $60,944 of the increase was associated with the Availl acquisition in the form of legal and accounting fees.  GlobalSCAPE Salaries accounted for another third of the increase as a result of employee headcount growth in accounting, strategic development, and other areas, and commissions and bonuses increased 10% over the same period last year based on the increase in revenues. As required by FAS123R, we expensed $84,398 in the third quarter of 2006 for stock based compensation related to the granting of stock options to employees.

Research and Development.  Research and development expenses increased $71,416 or 31% between periods, from $230,947 to $302,363.  The increase was due largely to additional expenditures for external development resources and hiring of additional personnel to meet the release deadlines for our software products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs. Depreciation and amortization expense increased from $22,714 to $25,046, an increase of approximately 10%.  This increase was due primarily to an increase in depreciation expense relate to additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the three months ended September 30, 2005 and 2006, interest expense decreased from $105 to $0, respectively.  The interest expense incurred during 2005 was related to financing of insurance premiums. We earned $3,552 and $21,412 in interest during the third quarters of 2005 and 2006, respectively, from investing our excess cash.

Income Taxes.  The provision for federal income taxes for the quarter ended September 30, 2006 was $294,556. We recognized no benefit related to the net income in the three months ended September 30, 2005 because we could not be certain of the future period recoverability of tax assets generated from available net operating losses at that time.

Net Income.  GlobalSCAPE recorded net income of $393,728 and $538,085 for the three months ended September 30, 2005 and 2006, respectively. This was a increase of $144,357 quarter to quarter in net income, which was largely a result of the 37% increase in revenues even after the substantial offset for federal taxes.

Comparison of the Nine Months ended September 30, 2005 and 2006

	2005	2006	$ Change	% Change
Software product revenues(1)	$4,965,442	$7,463,486	$2,498,044	50%
Cost of revenues	226,086	372,565	146,479	65%
Selling, general and administrative Expenses	2,973,385	3,879,460	991,861	30%
Research and development expenses	614,756	799,168	184,412	30%
Depreciation and amortization	76,129	69,726	(6,403)	-8%
Total operating expense	3,890,356	5,120,919	1,316,572	32%
Income (loss) from operations	1,075,086	2,342,567	1,267,481	118%
Other Income (expense)	3,890	58,666	54,776	1,408%
Income tax expense	(1,065)	(814,162)	(813,097)	8,659%
Net Income	$1,077,911	$1,587,072	$494,633	47%

(1)   On a pro forma basis, when including the results of operations of Availl for the entire nine-month period ended September 30, 2006, total revenues would have been approximately $9,262,000, an increase of approximately 87% over GlobalSCAPE’s historical revenues for the same period of 2005.

Revenue.  For the nine months ended September 30, 2005 and 2006, total revenues increased $2,498,044 or approximately 50% from $4,965,442 to $7,463,486 largely due to the increase in revenues from SecureFTP Server and Enhanced File Transfer which continues to gain acceptance in the market, especially with large companies. Revenues from CuteFTP Home and CuteFTP Professional declined by 13% as compared to the nine months ended September 30, 2005 due to the trend of including FTP capabilities in other applications thus reducing the need for standalone FTP software. CuteFTP Home and CuteFTP Professional accounted for approximately 56% and 33% of total revenues for the nine months ended September 30, 2005 and 2006 respectively. SecureFTP Server and Enhanced File Transfer accounted for approximately 38% and 63% of total revenues for the nine months ended September 30, 2005 and 2006 respectively.

The following table reflects revenue by product including the related maintenance and support for each product

	Revenue for
	Nine months ending September 30,
Product	2005		2006
Enhanced File Transfer	$765,946	15.4%	$2,849,088	38.3%
CuteFTP Professional	1,884,392	38.0%	1,688,022	22.6%
CuteFTP Home	904,806	18.2%	749,754	10.0%
SecureFTP Server	1,120,034	22.6%	1,869,512	25.0%
All Others	423,279	8.5%	686,113	9.2%
Deferred Revenue adjustment	(133,015)	-2.7%	(379,001)	-5.0%
Total Operating Revenues	$4,965,442	100.0%	$7,463,486	100.0%
Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$1,437,650	28.9%	$1,511,657	20.1%

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

Cost of Revenues.  Cost of revenues consists primarily of production, packaging and shipping costs for boxed copies of software products as well as a portion of our bandwidth costs, certain licensing expenses and royalties.  Cost of revenues increased $146,479 or 65% between periods from $226,086 for the nine months ended September 30, 2005 to $372,565 for the nine months ended September 30, 2006 as a result of higher royalty payments on increased sales of Cascade Server, an enterprise web content management solution.  Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Trellix Corp., Perseus Development Corp., Beehive Software, Inc., Visicom Media, Inc., and Xnet Communications GmbH.  The GlobalSCAPE software products associated with each of the companies are Cascade Server (formerly PublishXML), CuteSITE Builder, Web Survey, Mac FTP, CuteHTML Pro, and Mac FTP Pro, respectively.  GlobalSCAPE’s agreement with Hannon Hill Corp. accounted for a large portion of the increase in royalty expense during the nine months ended September 30, 2006 due to the increase in sales of product and maintenance and support during the nine months for Cascade Server (formally PublishXML). We expect the cost of revenues to increase as sales of Hannon Hill products increase and decline when or if the sales decrease.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the nine months ended September 30, 2005 and 2006, selling, general and administrative expenses were $2,973,385 and $3,879,460, respectively, an increase of approximately 30%. Salaries increased $277,264 or 20% as we have hired new employees in connection with our growth over the prior year, and commissions and bonuses have increased 62% or $313,295, based on the increase in revenues. As required by FAS123R, we expensed $204,935 in the nine months ended September 30, 2006 for stock based compensation related to the granting of stock options to employees.

Research and Development.  Research and development expenses increased $184,412 or 30% between periods, from $614,756 to $799,168.  The increase was due largely to additional expenditures for external development resources and hiring of additional personnel to meet the release deadlines for products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs. Depreciation and amortization expense decreased from $76,129 to $69,726, a decline of approximately 8%.  This decrease was due primarily to a reduction in depreciation expense as fixed assets come to the end of their depreciable life as well as a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income, Expense.  For the nine months ended September 30, 2005 and 2006, interest expense decreased from $620 to $0, respectively.  The majority of interest expense incurred during 2005 was related to financing of insurance premiums. We earned $3,552 and $58,666 in interest during the nine months ended September 30, 2005 and 2006, respectively, from investing our excess cash.

Income Taxes.  The provision for federal income taxes for the nine months ended September 30, 2005 and 2006 was $1,065 and $814,162, respectively.  The increase in federal income taxes versus last year is the result of increased revenue and resulting income upon which tax is due, plus the absence of prior year’s operating losses which were used in 2005 to substantially reduce the federal taxes in that year.

Net Income.  GlobalSCAPE recorded net income of $1,077,911 and $1,587,072 for the nine months ended September 30, 2005 and 2006, respectively. This was an increase of $494,633 period to period in net income. The net income was largely a result of the acceptance of our SecureFTP Server and Enhanced File Transfer products over the last year, resulting in higher revenues, while controlling expenses.

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

In the nine months ended September 30, 2006, approximately 34% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.  We expect that the impact of this currency translation will not be material to our business.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the merger of Availl, on September 22, 2006, GlobalSCAPE issued a total of 716,846 shares of its common stock to three former stockholders of Availl pursuant to the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended.

Item 3.              Defaults Upon Senior Securities

Not applicable.

Item 4.              Submission of Matters to a Vote of Security Holders

None in the third quarter of 2006.

Item 5.              Other Information

On September 21, 2006, GlobalSCAPE appointed Phillip M. Renfro as a director.  Mr. Renfro will also serve as the Chairman of GlobalSCAPE’s Audit Committee.  Mr. Renfro was awarded options to purchase 20,000 shares of GlobalSCAPE common stock at an exercise price of $3.14 per share as an inducement grant and will be paid a quarterly fee of $3,000 for serving as a member of the Board of Directors and $1,000 per quarter for serving as Chairman of the Audit Committee.

Item 6.              Exhibits

(a)                      Exhibits

2.1     Agreement and Plan of Merger dated September 22, 2006 by and among GlobalSCAPE, Inc., GA Acquisition Corp., Availl, Inc., Chuck Shavit, Ellen Ohlenbusch, Craig Randall, Ronald Lachman, Lachman Goldman Ventures LLC, and Chuck Shavit as Stockholders’ Representative.  (Previously filed as Exhibit 2.1 to GlobalSCAPE’s Current Report on Form 8-K filed on September 27, 2006)

10.1   Loan and Security Agreement dated September 22, 2006, by and between GlobalSCAPE, Inc. and Silicon Valley Bank.  (Previously filed as Exhibit 10.1 to GlobalSCAPE’s Current Report on Form 8-K filed on September 27, 2006)

10.2   Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan.

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

GLOBALSCAPE, INC.

November 13, 2006	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Executive Officer

November 13, 2006	By:	/s/ Bernard N. Schneider
Date		Bernard N. Schneider
Chief Financial Officer