Form 10-Q/A
period 2006-09-30
GLOBALSCAPE INC
filed 2006-12-13
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment is being filed to provide additional information identified upon the completion of the Form 8-K/A filed on December 08, 2006.  Goodwill has increased by $71,693 related to the recognition of the same amount of deferred tax liability associated with the acquisition of Availl, Inc. The pro forma financial information presenting the results of the combined operation for the nine months ended September 30, 2005 and 2006 as if the acquisition had occurred at the beginning of each period, has also been changed.  After the Form 10-Q for the quarter ended September 30, 2006 was filed, a review of the nine months ended September 30, 2005 of Availl was performed in connection with the Form 8-K/A filed on December 8, 2006 converting the formally cash basis financial information of Availl to the accrual basis for the quarter ended September 30, 2005.  On an accrual basis, Availl’s net income was reduced by $304,053 which resulted in a reduction in the pro forma net income for the nine months ended September 30, 2005.

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

Part I.     Financial Information

Item1. Financial Statements

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	September 30,
	2005	2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,029,473	$1,345,971
Accounts receivable (net of allowance for doubtful accounts of $12,273 and $14,833 at December 31, 2005 and September 30, 2006, respectively)	590,715	1,702,185
Prepaid expenses	65,317	166,220
Total current assets	2,685,505	3,214,376

Property and equipment:
Furniture and fixtures	334,063	390,486
Software	284,621	312,642
Equipment	604,517	644,728
Leasehold improvements	167,762	191,090
	1,390,963	1,538,946
Accumulated depreciation and amortization	1,238,392	1,316,392
Net property and equipment	152,571	222,554

Other assets:
Goodwill	—	9,653,059
Deferred loan costs	—	38,484
Deferred tax asset	51,983	63,932
Other	11,612	29,228
Total other assets	63,595	9,713,010

Total assets	$2,901,671	$13,221,633

	December 31,	September 30,
	2005	2006
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,763	$293,231
Accrued expenses	230,911	502,357
Federal income tax payable	60,899	276,720
Deferred tax liability	—	71,693
Deferred revenue	560,578	1,302,336
Term loan - current	—	1,666,667
Total current liabilities	944,151	4,113,004

Long-term liabilities:
Term loan	—	3,333,333
Deferred compensation	12,121	31,861
Other long-term liabilities	16,824	8,412
Total long-term liabilities	28,945	3,373,606

Total Liabilities	973,096	7, 486,610

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,798,119 and 15,138,146 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	13,797	15,138
Additional paid-in capital	684,281	2,916,844
Retained earnings	1,230,497	2,803,041
Total stockholders’ equity	1,928,575	5,735,023
Total liabilities and stockholders’ equity	$2,901,671	$13,221,633

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

Goodwill

As of September 30, 2006, GlobalSCAPE had goodwill in the amount of $9.7 million associated with the acquisition of Availl.  This acquisition was accounted for using the purchase method of accounting. See Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. Goodwill and other intangible assets consist of the following:

	September 30, 2005			September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill(1)	—	—	—	9,653,059	—	9,653,059
	—	—	—	9,653,059	—	9,653,059

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

A summary of the purchase price allocation is as follows:

Availl
Purchase price -	$
Cash paid	7,650,000
Stock issued	2,000,000

Legal & Other Acquisition Costs	126,931

Acquisition costs	9,776,931
Net fair value of assets acquired and liabilities assumed	(123,872)

Goodwill acquired	9,653,059

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(in thousands, except per share data)
Pro forma net revenues	$2,060	$3,308	$5,777	$9,262
Pro forma net income	369	374	667	1,230

Pro forma net income per share:
Basic	$0.03	$0.03	$0.05	$0.08
Diluted	$0.02	$0.02	$0.04	$0.08

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income, as adjusted	$393,728	$1,077,911
Deduct: Total stock-based employee compensation cost determined under fair value method for fixed stock option plans, net of related tax effects	(16,059)	(48,052)

Pro forma net income	$377,669	$1,029,859

Earnings per share of common stock:
Basic - as adjusted	$0.03	$0.08

Basic - pro forma	$0.03	$0.08

Earnings per share of common stock:
Assuming dilution - as adjusted	$0.03	$0.07

Assuming dilution - pro forma	$0.03	$0.07

The following table summarizes information about stock option activity for the nine months ended September 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)
Outstanding at December 31, 2005	2,394,171	$.25	6.5
Granted	915,000	2.82
Exercised	(623,181)	.05
Lapsed or canceled	(125,350)	.14

Outstanding at September 30, 2006	2,560,640	$1.23	7.58	$4.66

Exercisable at September 30, 2006	1,242,110	$.51	5.53	$3.16

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

•                  Continuous Data Protection (CDP) Products – Our CDP products consolidate remote backup for file servers.  As files change, the servers backup in real time to the customer’s backup site which can be at the same or a remote location ..   The backup server can keep any number of past versions of each file (and deleted files) which gives the customer instant restore, as well as the ability to perform point-in-time snapshots.

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

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended September 30, 2005 and 2006, selling, general and administrative expenses were $1,014,011 and $1,318,952, respectively, an increase of $304,941 of which 20%, or $60,944 of the increase was associated with the Availl acquisition in the form of legal and accounting fees.  GlobalSCAPE Salaries accounted for another third of the increase as a result of employee headcount growth in accounting, strategic development, and other areas, and commissions and bonuses increased 10% over the same period last year based on the increase in revenues. As required by FAS123R, we expensed $84,398 in the third quarter of 2006 for stock based compensation related to the granting of stock options to employees.

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

GLOBALSCAPE, INC.

December 13, 2006	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Executive Officer

December 13, 2006	By:	/s/ Bernard N. Schneider
Date		Bernard N. Schneider
Chief Financial Officer