Form 10-Q/A
period 2006-09-30
GLOBALSCAPE INC
filed 2007-01-29
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-30617

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
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

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

EXPLANATORY NOTE

This amendment (this “Second Amendment”) amends the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, filed on November 13, 2006 (the “Original Filing”) and later amended by the filing of an amendment on Form 10-Q/A on December 13, 2006.  GlobalSCAPE, Inc. (the “Company” or “GlobalSCAPE”) has filed this Second Amendment to revise Item 4 in response to a request from the Securities and Exchange Commission that GlobalSCAPE clarify language used in Item 4 of the Original Filing, as previously amended.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the complete text of Item 4 as amended is set forth below. The remainder of the Original Filing, as previously amended, is unchanged and is not reproduced in this Second Amendment. This Second Amendment speaks as of the filing date of the Original Filing and reflects only the changes discussed above.  No other information included in the Original Filing, as previously amended, including GlobalSCAPE’s financial statements and the footnotes thereto, has been modified or updated in any way.  This Second Amendment should be read together with other documents that GlobalSCAPE has filed with the Securities and Exchange Commission subsequent to the filing of the Original Filing.

Item 4.  Controls and Procedures

During a test by our independent auditors, PMB Helin Donovan, L.L.P. (formerly Helin Donovan, Trubee & Wilkerson),  of our first quarter 2006 financial statements, the independent auditors discovered an order  that included maintenance and support but with respect to which no deferred revenue was reflected.  Further testing by GlobalSCAPE personnel found other transactions with a similar discrepancy.  Based upon these discoveries, we evaluated the design and operation of our disclosure controls and procedures as of December 31, 2005 to determine whether they were effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission.  Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation.  Our principal executive officer and principal financial officer concluded, based on their review, that:

•                  We had previously maintained product pricing & identification information in the product catalog of the order processing system for individual products and bundles of products, or bundles,  which became the line items on customer orders and invoices.

•                  The new product setup process was designed to use a “Products” form to add new software products to the product catalog.  The “Products” form contained logic that automatically designated 100% of the revenue from the sale of the product to be treated as deferred revenue only when the product was classified as “Support” and 0% when the sale was designated as “Product”.  In the case of sales of bundled products and maintenance, the default could be changed from 100% to the appropriate percentage to reflect the split between maintenance sales and product sales.

•                  For expediency, Product Catalog information from existing products (which historically had either a small or no maintenance and support component) were used as templates to create Product Catalog entries for new products bundles which have a much more significant sales and maintenance component, thus by-passing the “Product” form and its associated edits.

•                  In the instances discovered by our evaluation, the template used for several new bundled products was created from a template which did not reflect maintenance (i.e. 0% allocated to deferred revenue).  Therefore,  the sales order process reported an incorrect revenue allocation between maintenance and other sales amounts when it used the template to allocate revenue between maintenance (which leads to deferred revenue being recorded) and software product sales (which have no maintenance component).

Our evaluation was concluded in late April 2006, after the filing of our 10-K for the 2005 fiscal year but before the filing of our 10-Q for the quarter ended March 31, 2006.  As a result of our evaluation, we concluded that our first quarter financial statements for 2006 would require approximately a $50,000 adjustment.  That correction was made before closing the quarter books and prior to any public reporting of our financial results for that period.  We further concluded that the issue first occurred in the third quarter of 2005, which would require a revenue reclassification in 2005 of approximately $154,000.  Following discussions regarding the matter with our independent auditors, the amount of the 2005 adjustment was deemed to be “not material” by our independent auditors.  However, in order to provide the utmost transparency with respect to our financial statements we decided to restate voluntarily our 2005 financial results.  That restatement occurred by the filing of a Form 10-K/A for our 2005 fiscal year on May 3, 2006.  The correction to our controls and procedures was accomplished by developing a new written procedure for new product set up which specifies the use of the “Products” form which provides for the proper allocation between current and deferred revenue.  The new procedure was developed by GlobalSCAPE in mid-April 2006 and approved by GlobalSCAPE’s independent auditors following testing of the procedure.  The procedure was implemented in late April 2006 after its approval by GlobalSCAPE and its testing by GlobalSCAPE’s auditors and will be ongoing.

Based upon the corrective action taken, the immaterial nature of the adjustment required to be made to our financial statements included in our Form 10-K for the fiscal year ended December 31, 2005, our restatement of our 2005 financial results through the filing of a report on Form 10-K/A, and the fact that corrections were made to subsequent financial results prior to their public disclosure, our principal executive officer and principal financial officer were able to conclude that our financial statements for our 2005 fiscal year, as included in our report on Form 10-K, as amended, and the subsequent fiscal periods covered by our quarterly reports on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of GlobalSCAPE.

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures, as corrected in connection with the investigation discussed above, were effective and designed to ensure that material information relating to GlobalSCAPE and our consolidated subsidiaries which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities.  There were no changes in our internal controls over financial reporting during the period covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for improvements in the internal controls to strengthen the process of capturing and reporting of deferred revenue, all of which were made prior to the beginning of our fiscal quarter ending September 30, 2006.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 29, 2007	GLOBALSCAPE, INC.

	By:	/s/ CHARLES R. POOLE
Charles R. Poole
President and Chief Executive Officer

	By:	/s/ BERNARD N. SCHNEIDER
Bernard N. Schneider
Chief Financial Officer