Form 10-K
period 2006-12-31
GLOBALSCAPE INC
filed 2007-03-22
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐   No  ☒

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $11,147,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $2.50 per share on such date on the NASD’s OTC Bulletin Board.

As of March 22, 2007 there were 17,225,226 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 1, 2007, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP.  GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, and GlobalSCAPE Enhances File Transfer Server are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this Annual Report are the property of their respective owners.

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

PART I

Item 1.                          Business

Company Overview

We develop and distribute secure file management software for individuals and business users to safely send data over the internet and Wide-Area File System (WAFS) collaboration and Continuous Data Protection (CDP) products.  Our file management products guarantee the privacy of critical information such as financial data, medical records, customer files and other similar documents.  In addition, these products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes.  Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers.  We believe that we are uniquely positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

Our initial product, CuteFTP, a file transfer protocol client program, was first distributed in 1996 and has achieved significant success and popularity.  We built on this success by steadily adding complementary products and believe we now have a reputation as a provider of easy-to use, affordable software for both individual and enterprise users.  Since 2000, we have focused on enhancing our portfolio of products to meet the increasing demand for data security, overcoming the challenges of latency and bandwidth limitations for supporting branch offices and geographically distributed locations, allowing enterprises to backup data across their LAN and WAN as changes are made, and offering solutions that permit non-technical personnel to contribute content to their organizations’ Web sites.  Our software is used worldwide across a wide range of industries.  Through the end of 2006, we had sold approximately 1.6 million software licenses and our customer base includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

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

Organizations that use the internet for data transfer are also faced with a daunting array of security challenges stemming from various regulatory and business requirements for data privacy and confidentiality.  Regulatory and privacy requirements include legislation such as the Health Insurance Portability and Accountability Act (HIPAA), California Senate Bill (SB) 1386, and the Gramm-Leach-Bliley Act (GLBA) in the US, and the European Union’s Privacy Directive, some of which impose severe penalties for improper disclosure of confidential information.  Additionally, industry best-practices and self-imposed business requirements include intellectual property and trade secrets protection and controls regarding disclosure of proprietary information to minimize corporate risk from the devastating consequences of security breaches.  As corporate Web operations mature, we believe we will see an increasing demand for solutions to facilitate secure file transfers on the internet and for products that provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery.

Products

Our current products include Windows®-based, Mac based, browser-based and server software applications.

FTP Client Programs

File transfer protocol, or FTP, is the language used for file transfers from computer to computer across the internet.  FTP is most commonly used to download a file from a server using the internet or to upload a file to a server.

CuteFTP.  CuteFTP is a “client-side” program, meaning that it permits a user to request a file from or send a file to an FTP server or host computer.  The user base for this program ranges from corporate IT professionals who use it to transfer data between locations via the internet, to individual Web site operators who use it to upload their Web pages to their Web hosting provider.  CuteFTP simplifies use of file transfer protocol by hiding the technical processes behind a user-friendly, graphical interface, which allows users to “drag `n drop” files between computers.  It includes an automatic reconnection feature that resumes broken transfers, a transfer queue and a built in HTML editor that allows remote editing of Web pages.  CuteFTP has won several awards, including the CNet Editors’ Choice award, and has been favorably reviewed in leading online and print trade journals such as PC Magazine, WindowsNT, Yahoo Internet Life, CNet’s Download.com and Tucows, as being the most powerful, easy-to-use file transfer protocol program available.  We offer CuteFTP in German, French, Spanish, Japanese and Traditional and Simplified Chinese.  CuteFTP was first released in February 1995 by its original author, and was first distributed as a commercial product by GlobalSCAPE in April 1996.  In October 2003, GlobalSCAPE released CuteFTP Mac, our easy-to use FTP client for the Macintosh operating system.  CuteFTP Mac incorporates many of the popular features of CuteFTP for Windows, while adhering to Apple’s Aqua® interface and usability guidelines.

CuteFTP Pro.  CuteFTP Pro is a secure FTP client program designed for advanced users and information technology professionals.  CuteFTP Pro incorporates standards for encrypted transfers using SSL, HTTP, and SSH2, as well as advanced S/KEY password encryption.  It includes various features attractive to advanced users such as multi-part and concurrent file transfers to maximize transfer speed, scheduled file transfers, automated site backups and scripting ability for automating FTP tasks.  CuteFTP Pro has been favorably reviewed by leading online publications including CNet’s Download.com, ZDNet and PC Review.  CuteFTP Pro was released in March 2001 and CuteFTP MAC Pro was released in April 2004.

File Transfer Servers

FTP transfers require two software programs:  a client program to start a transfer and a server to accept the connection.  FTP servers are designed to provide businesses with increased security and speedier file transport when compared to e-mail.

 Secure FTP Server.  Secure FTP Server complements CuteFTP Pro and other professional FTP clients by enabling encrypted transfers using SSL, SSH2 and advanced S/KEY password encryption.  When used with CuteFTP Pro, Secure FTP Server offers a complete digital certificate management system, giving system administrators the ability to create, sign, import, export and add digital certificates, as well as kick off back-end processes.  The latter functionality can be used as a partial or total replacement for more complex enterprise-level electronic data interchange systems (EDI).  Additional features include full remote management capability, the ability to operate multiple FTP sites with unique directory structures from a single server and manage user accounts with advanced restriction settings for maximum security and control.  Secure FTP Server has been favorably reviewed by leading online publications including Server Watch and File Forum.  GlobalSCAPE Secure FTP Server was first released in January 2002.

Enhanced File Transfer Server.  Enhanced File Transfer Server is a hardened file server for enterprise-level solutions.  Building on Secure FTP Server with digital certificate management, Secure SSL and S/KEY password encryption, remote administration, multiple site hosting and management, and extensive automation with a full featured event rule library and Component Object Model (COM) extensions, Enhanced File Transfer Server adds repository encryption, additional protocol support, SSH security, data offload capabilities, and automated notification. The latest version, EFT Server 4, helps customers achieve regulatory compliance with legislation such as HIPAA, Sarbanes-Oxley and Gramm-Leach by providing security functionalities such as secure authentication, secure data transfers, secure storage and advanced encryption and signing.    EFT also offers modules that can be integrated into the solution such as DMZ Gateway, which provides a multi-layered security solution implementing the highest levels of security for data storage and retrieval, authentication and firewall transversal and secure SMTP Gateway, which transparently secures outbound e-mails by holding sensitive messages and sending an e-mail notification in advance of retrieving the message and any attachments over a secured HTTPS channel.

Data Replication Products

Businesses with multiple locations have a need to access data in a timely, efficient manner and to be able to move and share data throughout their organizations.  Our data replication products allow users to maintain and synchronize their live data files in multiple remote server locations and to restore data to any point in time.

Wide Area File System (WAFS).  Our Wide Area File System (WAFS) product delivers a unified and accelerated file access system, instant file-sharing and server-to-server mirroring across any distance, with full coherency and at local hard-drive access speeds.  WAFS delivers a true wide area file solution for any distance, and any number and any complexity of files.  Continuous, real-time multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization, no matter where a change in any file is made.  The data mirrors between servers on the LAN, VPN, or crossing firewalls in real time.  In addition, users can leverage File Locking capabilities across the LAN and WAN. Our WAFS ensures bandwidth efficient WAN utilization; ensures that users have access to the most recent data and the off-line mode ensures continue data access in the event of WAN or Server outage.  Our WAFS software is easy to deploy and manage remotely.

CDP.  Our continuous backup software inexpensively delivers true real-time continuous data protection.  Our software only solution supports the ability to backup any number of branch servers or remote laptops to one or more centrally located systems.   Availl’s CDP transparently and continuously captures data from local and remote servers, eliminating the backup window and restoring data instantly. Bandwidth requirements are minimal since only file differences are transferred to the backup system.

Database Backup.  Our continuous database backup/disaster recovery software inexpensively delivers real-time disaster preparedness for database information.  Any changes to database files are continuously captured and mirrored as they occur in real time.  The product replicates any number of database files, and non-database files, of any size from one or more source file-servers to one or more target file-servers over any connections.

Enterprise.  Enterprise is designated for companies that need both WAFS or multi-directional mirroring and real-time backup.  It includes all the features of the entire WAFS and CDP product line.

Web Content Management

Content management generally refers to software that streamlines the process for managing information on a Web site or intranet.

Cascade Server.  Cascade Server (formerly PublishXML) is our Web content management solution.  The product is designed to solve basic problems endemic to maintaining current information on a Web site such as bottlenecks in the IT department, lack of control and accountability, and miscommunication between content authors and Web developers.  GlobalSCAPE markets the product on its website and provides all leads to Hannon-Hill Corp.  Hannon-Hill acts as the sales agent for this product, and revenues from the sales are split based upon an agreement between the parties with all invoicing and collections being processed by GlobalSCAPE.  Using Cascade Server, developed by Hannon-Hill, a company’s Web administrator may give non-technical personnel the ability to directly revise designated content.  For example, the marketing department could modify pricing, product descriptions and graphics while the human resources department updated its job postings, all without the involvement of technical personnel.  Access by non-technical personnel is limited, however, so that the Web site administrator’s ability to protect the overall infrastructure and design of the site is not compromised.  The program is browser-based with a Windows-like interface, so users can easily access and work on Web sites, eliminating the need for special training.  Changes are made to a copy of an organization’s Web site in a staging area and published to the live site only after group leaders or Web site administrators approve the content for publishing.  Additional features include WYSIWYG (what you see is what you get) editing, visual comparison of proposed changes to the live site, e-mail notification of changes and activity, site statistics, versioning and archiving.  Cascade Server works with any Web site development tool including popular applications such as Front Page and Dreamweaver, and can be implemented without deconstructing (re-building) the existing Web site.  The program is scaled to meet the needs of small to medium-sized businesses, but can be used by large organizations for intranet or independent Web site management.  Cascade Server was released in April 2004 under the name PublishXML.

Internet Products

We offer a variety of software products that can be purchased and downloaded directly from our automated website.  These products range in price from $3.99 to $249.00 for a single license.  Products for web page content management and design include CuteHTML, CuteHTML Pro and CuteMAP.  We also offer CuteZIP, a file compression product.

These products are easy to install and use, making them good products to attract users to our website.

Recent Developments

On September 22, 2006, we and our wholly-owned subsidiary, GA Acquisition Corp., entered into an agreement and plan of merger with Availl, Inc. and the stockholders of Availl pursuant to which we acquired all of the issued and outstanding shares of the capital stock of Availl.  The initial purchase price was $9.65 million of which $7.65 million was paid in cash and $2.0 million was payable in shares of our common stock (a total of 716,846 shares).

In order to finance the cash portion of the purchase price in the merger with Availl, we entered into a loan and security agreement dated September 22, 2006 with Silicon Valley Bank.  The loan agreement provides for a $5.0 million term loan and a $750,000 revolving credit facility. The term loan bears interest at 1.25% above the bank’s prime rate and matures on September 22, 2009.  Interest and principal are payable in 36 equal monthly installments on the first day of each calendar month beginning October 1, 2006.  The term loan may be prepaid at anytime. We borrowed $5.0 million pursuant to the term loan on September 22, 2006 and, in addition to the regular monthly payments, we repaid $3.2 million and $.5 million on January 10, 2007 and February 16, 2007 respectively.   The entire amount of the revolving credit facility remains available.  Borrowings under the revolving credit facility bear interest at 1.00% above the bank’s prime rate and mature on September 22, 2008.  Interest payments are due on the first day of each calendar month.

We entered into a securities purchase agreement, dated November 13, 2006, with certain accredited investors, who paid us an aggregate of $3.4 million in gross proceeds in consideration for 1,352,000 shares of our common stock at a price of $2.50 per share.  We also granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share.  The proceeds from this offering were used, in part, to make the $3.2 million repayment under our term loan in January 2007.  In addition, Thomas W. Brown, the Chairman of the Board, and David L. Mann, a member of our board of directors, sold a total of 2,028,000 shares, at a price of $2.50 per share in a private transaction with the investors.  The transactions closed on November 16, 2006. Each of the investors that purchased shares of our common stock represented that it had acquired the shares for investment purposes only and with no present intention of distributing those shares, except in compliance with all applicable securities laws. In addition, each of the investors represented that it qualified as an “accredited investor” as that term is defined in Rule 501 under the Securities Act of 1933. As part of this transaction, we filed a registration statement to register the resale of these shares by the investors.

If  the registration statement is not declared effective by the SEC by April 15, 2007,  the effective date specified in the securities purchase agreement, then in addition to any other rights the purchasers may have under the registration rights agreement, on each monthly anniversary of the specified effective date, until the registration is declared effective, the Company shall pay to each holder of the registrable securities an amount in cash as partial liquidated damages equal to 1.5% of the aggregate purchase price for any of the shares sold by the Company; provided that liquidated damages shall not exceed 12% of the aggregate purchase price. The Company has not accrued any liquidated damages as of December 31, 2006.

Strategy

Our goal is to build upon our successful market position in FTP, WAFS and CDP, to provide business users with secure and efficient solutions for their growing file access, file transfer, and data replication and protection needs.  We continue to enhance and develop high quality, affordable software that enables organizations and individuals to easily create, move and manage Web and file-based data in a secure, collaborative environment.  We have successfully established a brand in the market for internet software productivity tools with our file management products, CuteFTP and CuteFTP Pro.  We believe that our continued growth will come not only through the further development of our SecureFTP Server and Enhanced File Transfer products and the growing demand for file security when transferring information across the internet, but also through the aggressive sales and marketing of our WAFS and CDP products, which represent two high growth markets that are new markets for GlobalSCAPE.  Based upon estimates by Gartner, Inc., and other consulting groups in our markets, we believe that the WAN optimization/WAFS market is currently $300 million annually and growing at 20% - 30% per year, and the CDP market is of similar size but in the early stages of adoption and growing rapidly.  In addition, we believe that the WAFS and CDP products are highly complementary to our traditional Secure File Transfer products facilitating cross sales and new customer penetration.

GlobalSCAPE believes that our products represent a low cost solution for businesses for their access, secure file transfer, and data replication and protection requirements because we do not require the purchase of a whole suite of products. Our Secure FTP Server, Enhanced File Transfer, WAFS and CDP products offer modules to form the comprehensive solutions needed by businesses to solve their particular needs. Maintenance and support agreements are purchased with most of our higher-end server products by businesses. We will also continue to market our content management solutions that help non-technical professionals manage their organization’s Web sites without reliance on information technology professionals.

Key elements of our strategy are:

Continue to enhance and develop security features of our products.  Corporate and individual users are increasingly concerned with security and data replication and protection.  We have added the Enhanced File Transfer (EFT) enterprise solution to our product line for businesses to meet the needs of security issues when transferring files in and out of their servers across the internet and we acquired Availl in 2006 in order to offer customers a data replication and protection solution.  We intend to continue to develop and add features throughout 2006 to meet the demand for file transfer security and data replication and protection through Enhanced File Transfer Server, WAFS and CDP and to consumers and smaller businesses through our other well known FTP products, CuteFTP Home and CuteFTP Professional and Secure FTP Server.

Pursue strategic product and acquisition opportunities.  In 2005, we added modules and further developed our Secure FTP Server and EFT products.  In September 2006, we acquired Availl which allowed us to add our WAFS and CDP products.  We will continue to look for opportunities to develop, acquire or add synergistic products or technologies that enhance the success of these products.

Continue sales of Cascade Server.  We have invested considerable time and effort in the marketing of Cascade Server (formerly PublishXML), our content management product introduced in April 2004.  We continue to believe that the demand for Web content management solutions is strong.  We have released new versions of this product and continue to evaluate all aspects of our management of this product, including pricing, ease of installation and use, program functionality, and marketing and sales strategies.  We intend to continue to pursue sales and distribution of this product. In order to concentrate our efforts in this area on Cascade Server, we discontinued the sale of PureCMS through our sales agreement with Hannon-Hill in 2005.

Continue to develop a more robust reseller channel.  During 2005 and 2006, we continued our emphasis on the development of third party reseller channels by hiring sales people with reseller sales backgrounds and developing relationships with new resellers. In particular, we attempt to reach “value-

added” resellers such as system design consultants.  We believe sales will be significantly enhanced if we are able to recruit numerous resellers who have existing relationships with prospective customers.

Increase our maintenance and support business.  Maintenance and support contracts are an important part of our product offering for our Enhanced File Transfer Server, WAFS and CDP.  Our maintenance and support revenues increased by 168% from 2004 to 2005 and by 115% from 2005 to 2006.

Develop internal sales staff.  During 2005 and 2006, we continued the development of our internal direct sales force to better sell more complex products, such as Enhanced File Transfer, Secure FTP Server, WAFS, CDP and Cascade Server.  We intend to continue to develop our sales staff through further training and certification.

Continue to develop online marketing capabilities.  We believe we have significant expertise in driving online sales via online marketing activities, including product placement on third party sites such as search engines and referral sites, and electronic mail campaigns.  This type of sales activity is particularly well suited to certain lower priced products because of the lower cost of sale.  We intend to continue to leverage our established Web presence to drive online sales as well as supporting direct and reseller sales efforts.

Sales and Marketing

Since 2003, we have increased our emphasis on developing our internal sales staff and reseller channels to capture those sales that require personal attention, such as sales of our more complex products Enhanced File Transfer Server, WAFS and CDP, sales to larger enterprises and sales of maintenance and support contracts. We require training, testing and professional development of our sales people to insure that they are capable of meeting the needs of our customers.

We also sell our FTP Client Programs, Secure FTP Server and our internet products via download from our Web site, www.globalscape.com.  Prospective buyers may use our software products free during an evaluation period of up to thirty days.  The programs are automatically disabled if a license is not purchased by the end of the trial period.  Our current products typically range in price from $3.95 to $490.00 per license.  Historically, the majority of our software sales have been made online using a credit card.  Our software is also available for download from a variety of independent internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia.  We distribute a limited number of copies on CD in Fry’s and Micro Center stores in the United States and through numerous international resellers.  We provide free customer support via a searchable knowledge base on our Web site and sell “live” support and maintenance packages.

Seasonality

Historically, our internet sales have been subject to seasonal variations. We experience significantly less sales volume during national holidays and weekends when compared to normal business days.  In the fourth quarter of 2005, our sales revenues decreased approximately 5% over the prior quarter.  However, this trend did not exist in 2006 where the internet sales increased in the fourth quarter by 7% over the third quarter of the same year.  Over the past two years internet sales have remained relatively flat while sales of our file transfer server products have increased by 130% growing to become 61% of total sales.  As a result of this change in mix of products and the apparent reversal of the internet sales seasonality in 2006, we do not expect seasonality to have a significant impact on sales in 2007.

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

For the years 2004, 2005 and 2006, GlobalSCAPE spent approximately $728,000, $870,000 and $1,230,400, respectively, on research and development, all of which were expensed.

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

Cascade Server.  The “content management” market is diverse and encompasses the areas of knowledge management, document management, digital asset management and Web content management.  Cascade Server is designed for Web content management.  The market for Web content management solutions for Fortune 500 companies and other large organizations is dominated by companies such as Vignette, Interwoven, Documentum, Stellant and Microsoft, each of which offers solutions that can cost hundreds of thousands of dollars.  We do not intend to compete in this market but are focused on small to medium-sized businesses with a simpler, affordably priced solution.  We believe that we have a competitive advantage in that we are better known than some of our competitors among technology professionals who are already familiar with our file management programs, CuteFTP and CuteFTP Pro.

We offer Cascade Server as a packaged solution.  A “packaged solution” means that we license a copy of the software to the customer for a one-time fee to install and use on their own servers.  Our competitors include providers of online solutions, such as Atomz, Crown Peak, and iUpload, and providers of packaged solutions, including Macromedia’s Contribute, Userland, Infosquare and Ektron.  Cascade Server also competes against software that incorporate subsets of Web content management functions in Web authoring programs, such as Microsoft’s FrontPage, and Macromedia’s Dreamweaver and Contribute.

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

WAFS.  WAFS competes in the Wide Area File System/Storage market.  We believe our primary competitors are Riverbed, Packeteer and Cisco, who are delivering proprietary based appliances.  WAFS has the advantage of being a software only solution which leverages corporate infrastructure and minimizes the total cost of ownership.

CDP.  Continuous Data Protection competes in the highly competitive CDP market.  We believe our primary competitors are CA XOsoft, Doubletake and Symantec/Veritas.  CDP has the advantage of transparently and continuously capturing data from local and remote servers, eliminating the backup window and restoring data instantly.

We have limited information regarding our products’ market shares in their respective categories.  Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do.  Significant competition characterizes the markets for our products and we anticipate that we will face increasing pricing pressures from competitors in the future.  Moreover, given that there are low barriers to entry into the software market, and the market is rapidly evolving and subject to rapid technological change, we believe that competition will persist and intensify in the future.  We have experienced price declines on some products over the last several years.  A reduction in the price of our products would negatively affect gross margins as a percentage of net revenues, and would require us to increase software unit sales, in order to maintain net revenues at existing levels.  For more discussion on the risks associated with our competition, you should read the information under “Risk Factors — Risks Related to Operations.”

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

Employees

As of March 1, 2007, we had 56 full-time and part-time employees organized within seven functional areas.  The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	9
Research and Development	5
Quality Assurance	3
Marketing	7
Information Services	5
Sales	16
Customer Support	11

None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Item 1A.                 Risk Factors

We have described below risks that we are aware of that could have a material adverse effect on your stock ownership and our business.

Risks Related to Operations

If we are unable to develop new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services, our business and operating results could be adversely affected.

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis.  We have in the past incurred, and we believe that we will continue to incur, significant research and development expenses as we strive to remain competitive.  New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

•                                         Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected.

•                                         Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers.

•                                         Extending the operation of our products and services to new platforms and operating systems.

•                                         Entering into new or unproven markets with which we have limited experience.

•                                         Managing new product and service strategies, including integrating our various security and storage technologies, management solutions, customer service, and support into unified enterprise security and storage solutions.

•                                         Incorporating acquired products and technologies.

•                                         Developing or expanding efficient sales channels.

•                                         Obtaining sufficient licenses to technology and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems.

If we are not successful in managing these risks and challenges, or if our new products, product upgrades, and services are not technologically competitive or do not achieve market acceptance, we could have expended substantial resources and capital without realizing sufficient revenues in return, and our business and operating results could be adversely affected.

Fluctuations in demand for our products and services are driven by many factors and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including competition, product obsolescence, technological change, budget constraints of our actual and potential customers, level of broadband usage, awareness of security threats to IT systems, and other factors.  While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales.  If demand for our products declines, our revenues and gross margin could be adversely affected.

We may not be able to develop our sales force as needed to successfully market our new products.

Prior to 2005, we relied heavily on internet sales. However, our enterprise programs, Secure FTP Server, Enhanced File Transfer (EFT), WAFS and CDP require a more complex distribution model, including reliance on value-added resellers such as Web development and system consultants. In addition, our internal sales force must be skilled at managing a complex and multi-stage sales process appropriate for these products. We experienced no turnover among our internal sales personnel during 2006.  However when it does occur, the recruiting and training of new employees takes time and can result in a loss of sales due to the absence of technical skills needed to sell our enterprise type software. Future turnover could have an immediate and direct effect on our revenues. Continued turnover, especially of key personnel, could cause revenues to decline dramatically.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

Because we offer very complex products, undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released.  Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products.  Our customers’ computing environments are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming.  In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments.  In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the period required to correct these errors.

Errors, failures, or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others.  Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products.  In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed.  Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.

We have grown, and may continue to grow, through acquisitions that give rise to risks and challenges that could adversely affect our future financial results.

We have in the past acquired, and we expect to acquire in the future, other businesses, business units and technologies.  Acquisitions involve a number of special risks and challenges, including:

•                  Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, and technology.

•                  Diversion of management time and attention from our existing business and other business opportunities.

•                  Loss or termination of employees, including costs associated with the termination or replacement of those employees.

•                  Assumption of debt or other liabilities of the acquired business, including litigation related to alleged liabilities of the acquired business.

•                  The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements.

•                  Dilution of stock ownership of existing stockholders, or earnings per share.

•                  Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act.

•                  Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense.

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or undergo other adverse effects that we currently do not foresee.  To integrate acquired businesses, we must implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations.  We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests, and may need to enter new markets in which we have no or limited experience and where competitions in such markets have stronger market positions.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions.  In addition, because acquisitions of high technology companies are inherently risky, no assurance can be given that our previous or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition.

We utilize “open source” software in some of our products.

The open source software community develops software technology for free use by anyone. We have relied on open source technology for the encryption features in our CuteFTP Pro and GlobalSCAPE Secure FTP Server products. Our reliance on open source code software may impose limitations on our ability to commercialize our solution and may subject us to possible intellectual property litigation.

We incorporate a limited amount of open source code software into our products, and we may use more open source code software in the future. Open source code may impose limitations on our ability to commercialize our products because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our solution, and open source software cannot be protected under trade secret law. In addition, it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Claims of infringement or misappropriation against us could be costly for us to defend and could require us to seek to obtain licenses from third parties in order to continue offering our solution, to re-engineer our solution or to discontinue the sale of our solution in the event re-engineering could not be accomplished on a timely basis. If this occurs, our business and operating results could be harmed.

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

If we lose key personnel we may not be able to execute our business plan.

Our future success depends on the continued services of key members of our management team. We did not experience turnover in our management team during 2005, but in 2006 we had two vice president level employees leave. These individuals are difficult to replace because of the intense competition for similarly skilled people. In addition, new members of the management team may not be productive for weeks or months as they learn about our products and the administration within GlobalSCAPE.  We were able to replace the losses with competent and experienced individuals allowing us to keep moving our products and revenues forward.

We may not be able to compete effectively with larger, better-positioned companies, resulting in lower margins and loss of market share.

We operate in intensely competitive markets that experience rapid technological developments, changes in industry standards, changes in customer requirements, and frequent new product introductions and improvements.  If we are unable to anticipate or react to these competitive challenges or if existing or new competitors gain market share in any of our markets, our competitive position could weaken and we could experience a drop in revenues that could adversely affect our business and operating results.  To compete successfully, we must maintain a successful research and development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitive strategy, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets.  If we are unsuccessful in responding to our competitors or to changing technological and customer demands, we could experience a negative effect on our competitive position and our financial results.

We compete with a variety of companies who have significantly greater revenues and financial resources than GlobalSCAPE as well as greater personnel and technical resources. For example, CuteFTP and CuteFTP Pro compete with products offered by Ipswitch, Inc. and Microsoft Corporation, EFT competes with products from Sterling Commerce and several other vendors, and WAFS competes with Riverbed Technology which recently completed an initial public offering.  Large companies may be able to develop new technologies more quickly than we can, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements. For example, Sterling Commerce receives approximately $50 million in maintenance contract revenue annually, providing them with significant resources for product development and marketing.  Some competitors may also be able to adopt more aggressive pricing strategies. For example, Ipswitch gives an older version of its file transfer protocol program away for free for non-commercial use, and Microsoft includes file transfer protocol functionality in its internet browser, which it distributes for free. Increased competition may result in lower operating margins and loss of market share. Additional competitors may enter the market and may have significantly greater capabilities and resources than we do.

It may be difficult for us to recruit software developers and other technical and management personnel because we are a relatively small company.

We compete intensely with other internet software development and distribution companies internationally to recruit and hire from a limited pool of qualified personnel. Some qualified candidates prefer to work for larger, better known companies. Failure to attract and maintain qualified personnel would impede our development and maintenance of new and existing products.

Our ability to develop our software will be seriously impaired if we are not able to use our foreign subcontractors.

We rely on foreign subcontractors to help us develop our software. If these programmers decided to stop working for us, or if we were unable to continue using them because of political or economic instability, we would have difficulty finding comparably skilled developers. In addition, we would likely have to pay considerably more for the same work, especially if we used U.S. personnel. If we could not replace the programmers, it would take us significantly longer to develop our products.

We may incur losses as we attempt to expand our business.

We intend to expand our business and therefore expect to expend significant additional resources on developing our sales force, developing a more robust reseller program, research and development, marketing and product development. As a result, we may need to expend significant resources to accomplish these goals. If we fail to successfully develop and market new products or improve our direct and channel sales results, we may not be able to achieve the necessary revenue growth and may not be profitable.

Our operations are vulnerable to security breaches that could harm the quality of our products and services or disrupt our ability to deliver our products and services.

Third parties may breach our system security and damage our products and services or misappropriate confidential customer information. This might cause us to lose customers, or even cause customers to make claims on us for damages to them. In addition, we may be required to expend significant resources to protect against security breaches and/or to address problems caused by such breaches.

Our products may expose customers to invasion of privacy, causing customer dissatisfaction.

Our Secure FTP Server and Enhanced File Transfer are intended to provide outsiders access to a customer’s computer, making the customer vulnerable to security breaches, which could result in the loss of their privacy or property. Customers suffering invasions of privacy or other harm could result in customer dissatisfaction and possible claims against us for any resulting damages.

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

We have not paid a dividend on our common stock and have no plan to do so in the near future.  In addition, the terms of our revolving credit facility prohibit the payment of dividends.

Anti-takeover provisions in our charter and Delaware law could inhibit others from acquiring us.

Some of the provisions of our certificate of incorporation and bylaws and in Delaware law could, together or separately:

•                             discourage potential acquisition proposals;

•                             delay or prevent a change in control; and

•                             limit the price that investors may be willing to pay in the future for shares of our common stock.

In particular, our certificate of incorporation and bylaws prohibit stockholders from voting by written consent or calling meetings of the stockholders.  We are also subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any interested stockholder, as defined in the statute, for a period of three years following the date on which the stockholder became an interested stockholder.

Our directors and executive officers  continue to have substantial control over us

Our directors and executive officers, together with their affiliates and related persons,  beneficially own, in the aggregate, approximately 54% of our outstanding common stock. As a result, these stockholders, acting together, would have the ability to control GlobalSCAPE and direct its policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted, affecting the value of the stock.

There were options for 1,745,560 shares outstanding under our employee stock option plans as March 1, 2007, of which 630,980 were vested as of March 1, 2007. We have filed a registration statement under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

Risks Related to Legal Uncertainty

We are vulnerable to claims that our products infringe third-party intellectual property rights particularly because our products are partially developed by independent parties.

We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that some of the code in our products is developed by independent parties or licensed from third parties over whom we have less control than we exercise over internal developers. In addition, we expect that infringement claims against software developers will become more prevalent as the number of products and developers grows and the functionality of software programs in the market increasingly overlaps. Claims of infringement could require us to re-engineer our products or seek to obtain licenses from third parties in order to continue offering its products. In addition, an adverse legal decision affecting our intellectual property, or the use of significant resources to defend against this type of claim could place a significant strain on our financial resources and harm our reputation.

We may not be able to protect our intellectual property rights.

Our software code, and trade and service marks are some of our most valuable assets. Given the global nature of the internet and our business, we are vulnerable to the misappropriation of this intellectual property, particularly in foreign markets, such as China and Eastern Europe, where laws or law enforcement practices are less developed. The global nature of the internet makes it difficult to control the ultimate destination or security of our software making it more likely that unauthorized third parties will copy certain portions of our proprietary information or reverse engineer the proprietary information used in its programs. If our proprietary rights were infringed by a third-party, and we did not have adequate legal recourse, our ability to earn profits, which are highly dependent on those rights, would be severely diminished.

Other companies may own, obtain or claim trademarks that could prevent limit or interfere with our use of our trademarks.

Our various trademarks are important to our business. If we were to lose the use of any of our trademarks, our business would be harmed and we would have to devote substantial resources towards developing an independent brand identity. Defending or enforcing our trademark rights at a local and international level could result in the expenditure of significant financial and managerial resources.

Item 1B.                 Unresolved Staff Comments

None.

Item 2.                          Properties

Our corporate office is located in a technical park in northwest San Antonio called University Park Tech Center II.  Our lease for the 14,700 square foot facility expires in September 2008.  Our annual rent is approximately $191,000.  Availl is located in an office park in Andover, Massachusetts called Brickstone Square.  Our lease for the 3920 square foot facility expires in October, 2009.  Our annual rent is approximately $90,800.  We believe these facilities will be suitable for our current business needs and that suitable additional space will be available on acceptable terms when needed.

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

Item 4.                          Submission of Matters to a Vote of Security Holders

None.

Item 4A.                 Executive Officers of the Company

Charles R. Poole.  Mr. Poole currently serves as GlobalSCAPE’s President and has served in such capacity since February 2004.  Mr. Poole also currently serves as a director of GlobalSCAPE and has served in such capacity since February 2004.  From September 2003 until February 2004, he served as GlobalSCAPE’s Vice President of Sales and Marketing.  Mr. Poole has over twenty years of experience in senior management and sales with telecommunications companies, most recently as the President of GlobalSCAPE’s former parent company, ATSI Communications, Inc., from 1998 - 2001.  Mr. Poole served as a Senior Vice President for A+ Communications, responsible for paging, cellular and telemessaging sales from 1995 - 1997, as General Manager of American Paging, Texas from 1994 - 1995, as a Division Manager of Data Documents, Inc. of Omaha, Nebraska from 1992 - 1994, as President of GeoCom Partners, a satellite-based telecommunications company from 1989 - 1992, as Senior Vice President of MobileComm (a BellSouth Company) from 1984-1989, and as Regional Vice President of Burroughs Corp (now Unisys) from 1966-1984.

Jeffrey Gehring.   Mr. Gehring serves as GlobalSCAPE’s Vice President of Sales and has been with GlobalSCAPE since November 2004 in that capacity. Mr. Gehring is responsible for the company’s inbound sales, corporate sales and the reseller program. Mr. Gehring was employed by Nextel Partners as Director of Sales in 2004, where he coordinated sales across the country. From 2003 to 2004, Mr. Gehring was Sales Manager for GlobalSCAPE, performing the duties he presently holds. From 2002 to 2003, Mr. Gehring was a principal in a start up business, ConnectOne Telecom, where he got the business off the ground from the organizational stage to operations. Prior to 2002, Mr. Gehring was Director of Sales and Marketing at UDP, a telecommunications billing, order management and customer service software company. In addition to his UDP experience, he has more than 20 years of operational and sales management experience in large and medium-sized businesses, including Unisys, Bell South and Metrocall. His experience includes strategic planning and implementation for companies that require rapid growth, as well as establishing processes and policies that foster world-class sales organizations.

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

Ellen Ohlenbusch.  Ms. Ohlenbusch serves as Vice President of Marketing and Strategic Alliances.  She is responsible for overall marketing strategy and strategic partnerships that encompass technical and business relationships. She joined GlobalSCAPE in September 2006 via the acquisition of Availl, Inc., where she was Co-Founder and Senior Vice President of Sales and Business Development.   She was instrumental in securing initial funding and defining the go to market strategy for the company’s products and successfully led the rapid growth of the company revenue.  Ms. Ohlenbusch has 20+ years of marketing, sales, business and corporate development experience with a track record of success in early stage start-up ventures.  Prior to Availl she held the position of Vice President of Business Development at InfiniumSoftware, a developer of enterprise business solutions, where she drove partner strategies and development of product offerings. As founding member of the management team and Sr. Vice President of Sales and Corporate Support at Omtool, a developer of enterprise communication and secure document routing solutions, she developed and implemented the worldwide sales strategy, from the initial enterprise sale to over $38 million in sales and was instrumental in taking the company to a successful IPO.  Ms. Ohlenbusch has held various sales and marketing positions with Texas Instruments, Analog Devices, and LTC.

K. Earl Posey.  Mr. Posey serves as GlobalSCAPE’s Vice-President of Investor Relations/Business Operations. In this capacity he is responsible for mergers and acquisitions, investor relations and human resources. Mr. Posey’s background includes time spent with Black and Decker and Nortel Networks in various positions in human resources and manufacturing. In addition, he has been a professor at the university level teaching courses in management and labor relations. Immediately prior to joining GlobalSCAPE Mr. Posey was managing principal and founder of Gossyppia Partners, a consultancy that specialized in the development of strategic plans for corporations. Mr. Posey did his graduate and post-graduate work at Vanderbilt University.

Timothy J. Barton. Mr. Barton serves as GlobalSCAPE’s Vice President of Operations. He is responsible for product definition, development, and testing, and for the GlobalSCAPE IT infrastructure and web site development.  Mr. Barton joined GlobalSCAPE in March of 2006 as the Vice President of Product Development and Quality Assurance. Prior to joining GlobalSCAPE, he served as Chief Architect of Secure Logix Corporation, where he was responsible for requirements definition and product design. Mr. Barton was employed by Secure Logix form 1998 to 2006 and held positions of Director of Software Engineering and ETM Development Manager prior to becoming Chief Architect in 2005. Prior to Secure Logix, Mr. Barton held positions of Research Analyst and Senior Research Analyst at Southwest Research Institute where he developed software for the US Military and NASA. Mr. Barton holds a B.S. in Computer Science from Slippery Rock University.

Bernard Schneider. Mr. Schneider serves as GlobalSCAPE’s Chief Financial Officer. Prior to joining GlobalSCAPE in June 2006, from 1992 until June 2006, Mr. Schneider served as Chief Financial Officer of Friedrich Air Conditioning Company. Mr. Schneider’s background also includes time spent with Ernst & Whinney (now Ernst & Young), Litton Industries and Chrysler in various positions in consulting and information technology.  Mr. Schneider received his B.S. in Accounting from LSU and his MBA from Mississippi College. He received his CPA license in Texas in 1975.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NASD’s OTC Bulletin Board under the symbol GSCP.  As of December 29, 2006, there were approximately 7,100 holders of record of our common stock representing approximately 12,000 beneficial owners.  GlobalSCAPE stock began trading on February 15, 2002.  The table below sets forth the quarterly high and low bid prices for our common stock for the last two fiscal years.

Common Stock Price

	Fiscal Year ended December 31,
	2005		2006
	High	Low	High	Low
First Quarter (ending March 31)	$0.32	$0.16	$3.17	$1.08
Second Quarter (ending June 30)	$0.40	$0.25	$3.70	$2.21
Third Quarter (ending September 30)	$3.00	$0.31	$3.20	$2.54
Fourth Quarter (ending December 31)	$4.90	$1.08	$3.35	$2.40

Annual	$4.90	$0.16	$3.70	$1.08

The closing bid price on March 21, 2007 was $2.87.  Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

On December 28, 2006, we applied for listing of our common stock on the American Stock Exchange.

We have never paid a cash dividend, and do not expect to do so in the foreseeable future.  The terms of our revolving credit facility prohibit the payment of dividends.

Performance Graph

GlobalSCAPE’s common stock began trading on the OTC Bulletin Board in February 2002.  The following graph depicts GlobalSCAPE’s total return to stockholders from February 2002 through December 31, 2006, relative to the performance of the AMEX Computer Technology Index and the S&P Small Cap 600 Index. All of the cumulative total returns are computed assuming the value of the investment in GlobalSCAPE common stock and each indexed as $100.00 on February 28, 2002 and the reinvestment of dividends at the frequency with which dividends were paid during applicable years. The stock price performance shown on the following graph is not necessarily indicative of future stock price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that Section and shall not be deemed to be incorporated by reference into any filing we make under the Exchange Act.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	2-15-2002	2002	2003	2004	2005	2006
GLOBALSCAPE INC	100	43.33	53.33	53.33	799.96	993.31
S&P SMALLCAP 600 INDEX	100	76.54	112.15	129.52	153.21	164.57
AMEX COMPUTER TECHNOLOGY INDEX	100	68.83	102.87	96.51	102.84	113.43

Item 6.                          Selected Financial Data

The selected financial data presented below for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 are derived from our audited financial statements.

Statement of Operations Data:

	Years ended December 31,
	2002	2003	2004	2005	2006
Revenues:
Software product revenues	$5,186,824	$4,734,105	$4,713,191	$6,096,045	$9,395,445
Maintenance and support (net of deferred revenue)	82,679	113,014	217,469	582,570	1,578,236
Total revenues	5,269,503	4,847,119	4,930,660	6,678,615	10,973,681
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	353,918	532,910	371,242	279,964	468,515
Selling, general and administrative	3,580,361	3,613,759	3,456,598	3,986,047	6,142,299
Research and development	848,212	945,395	727,423	869,155	1,230,400
Depreciation and amortization	544,063	390,154	171,834	98,071	99,213
Settlement with ATSI Comm. Inc.	392,905	-	-	-	-
Total operating expenses	5,719,459	5,482,218	4,727,097	5,233,237	7,940,427
Income (loss) from operations	(449,956)	(635,099)	203,563	1,445,378	3,033,254
Interest expense, net	11,783	(5,016)	(1,651)	(620)	(128,362)
Interest income	-	-	-	10,685	60,639
Gain (loss) on sale of assets	-	(1,486)	-	1,242	619
Income (loss) before provision for income taxes	(438,173)	(641,601)	201,912	1,456,685	2,966,150
Total income tax provision (benefit)	175,202	1,400	1,489	9,981	1,003,618
Net income (loss)	($613,375)	($643,001)	$200,423	$1,446,704	$1,962,532
Net income (loss) per common share - basic	($0.05)	($0.05)	$0.01	$0.10	$0.13
Net income (loss) per common share -assuming dilution	($0.05)	($0.05)	$0.01	$0.09	$0.12

Balance Sheet Data:

	December 31,
	2002	2003	2004	2005	2006

Cash and cash equivalents	$480,609	$342,433	$572,959	$2,029,473	$4,632,666
Working capital	368,567	19,203	341,749	1,741,354	2,749,266
Total assets	1,412,042	918,278	971,857	2,901,671	16,367,749
Long term debt including capital lease obligations, less current portion	15,477	—	—	—	3,076,698
Cash dividends per common share	$—	$—	$—	$—	$—

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2004, 2005 and 2006 and related notes included elsewhere in this document.

Overview

We develop and distribute secure file management software for individuals and business users to safely send data over the internet and Wide-Area File System (WAFS) collaboration and Continuous Data Protection (CDP) products.  Our file management products guarantee the privacy of critical information such as financial data, medical records, customer files and other similar documents.  In addition, these products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transaction and automate processes.  Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers.  We believe that we are uniquely positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

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

•                                         Wide-Area File System (WAFS) Products — Our WAFS products provide a file sharing and collaboration solution over multiple sites.  By keeping all data updated on each location’s file server, each site has instant access to the very latest version.  Our WAFS products help ensure that no one can ever open an old file version without user conflicts. Changes made to data on any server are mirrored on all other servers.

•                                         Continuous Data Protection (CDP) Products — Our CDP products consolidate remote backup for file servers.  As files change, the servers backup in real time to the customer’s backup site which can be at the same or a remote location.   The backup server can keep any number of past versions of each file (and deleted files) which gives the customer instant restore, as well as the ability to perform point-in-time snapshots.

Our strategy is to continue enhancing our file transfer products to meet the demands of both individual and enterprise users, while improving the security features of our current product line, and to expand into growing markets through the acquisition of compatible companies and products.  We acquired Availl, a leading provider of Wide-Area File System (WAFS) collaboration and continuous data protection (CDP) products as part of this strategy.  This acquisition expands our technology base into data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery.  We believe that these new products give us entry into two large and rapidly growing markets.

We believe that our continued growth will come not only through the further development of our SecureFTP Server and Enhanced File Transfer products and the growing demand for file security when transferring information across the internet, but also though the aggressive exploitation of the data replication and protection markets.  Based upon estimates by Gartner, Inc., and other consulting groups in our markets, we believe that the WAN optimization/WAFS market is currently $300 million annually and growing at 20% - 30% per year, and the CDP market is of similar size but in the early stages of adoption and growing rapidly.  In addition, we believe that the WAFS and CDP products are highly complementary to our traditional Secure File Transfer products facilitating cross sales and new customer penetration.

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from solid net profits from operations over the last eleven quarters, including the quarter ended December 31, 2006.  During September 2006, the Company deployed $3.3 million of its cash as part of the cash consideration in the acquisition of Availl.  At December 31, 2006, we had cash available of $4.6 million and we continue to generate cash in excess of our operational needs.  In addition, the Company has a $750,000 line of credit with Silicon Valley Bank which is unused at this time.

Our capital requirements principally relate to our need to enhance our existing products and to develop new products.  The amount of our capital expenditures has a direct impact on our ability to offer enhanced and new products to our customers.  We rely heavily on cash flows from operations and these cash flows, prior to 2006, were significantly dependent upon sales of CuteFTP Home and CuteFTP Professional, which accounted for 50% and 30% of our revenues in the years ended December 31, 2005 and 2006, respectively.  The sales of these products have remained relatively flat over the prior two years while becoming an increasingly smaller portion of our total revenue.  Much of the percentage decline of revenues from the sale of these two products was caused by significant increases in the sales of other products in 2006, namely, SecureFTP Server and Enhanced File Transfer, which collectively accounted for 43% and 61% of our revenues in the years ended December 31, 2005 and 2006, respectively.  Revenues in total increased 64% when comparing 2006 to 2005.   On a pro forma basis, when including the results of operations of Availl for the entire year, GlobalSCAPE’s historical revenues for the year ended December 31, 2006 would have increased by approximately 81% over 2005.

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

Net cash provided by operating activities was $384,314, $1,549,636 and $2,604,274 in 2004, 2005 and 2006, respectively.  In 2004, net cash provided resulted from an increase in net income primarily as a result of increased revenues, adjustments related to depreciation and amortization as well as decreased accounts receivable.  Net cash provided by operating activities in 2005 was primarily due to an increase in net income resulting from increased revenues plus the favorable cash impact of deferred revenue, offset by an increase in accounts receivable.  Net cash provided by operating activities in 2006 was primarily due to an increase in net income resulting from increased revenues plus the favorable cash impact of deferred revenue, stock compensation expense, and accounts payable.  These cash generating items were offset by an increase in accounts receivable and a decrease in federal income taxes payable.

Net cash used in investing activities for 2004, 2005 and 2006 was $42,250, $102,062 and $7,745,963, respectively.  The purchase of Availl, Inc. was the primary cause of the significant increase in cash used in investing activities in 2006.  Also in 2004, 2005 and 2006, we capitalized the purchase of $42,250, $103,304 and $150,926 in equipment and software, respectively.

Net cash provided (used) in financing activities during 2004, 2005 and 2006 was ($111,538), $8,940 and $7,744,882, respectively.  In 2004, we made principal payments on notes payable of $100,000 and made principal payments of $15,294 on capital lease obligations and received $3,756 for the exercise of stock options.  In 2005 and 2006, we received $8,940 and $28,968 respectively for the exercise of stock options.  In 2006, $3,155,068 was received from the sale of common stock resulting from a securities purchase agreement with certain accredited investors.  And also in 2006 the Company obtained a $5 million term loan from Silicon Valley Bank.  We did not enter into any new capital leases in 2004, 2005 or 2006.

As of December 31, 2006, we had $4,632,666 in cash and cash equivalents, current assets of $6,414,791 and current liabilities of $3,665,525, resulting in working capital of $2,749,266.  The primary components of our current liabilities at December 31, 2006 were $1,539,455 representing the current portion of the term loan we incurred in connection with the Availl acquisition and $1,377,037 of deferred revenues which will be recognized over the remaining term (one to twelve months) of the maintenance and support contracts.  Besides the term loan, at December 31, 2006, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable.   The commitments related to royalty agreements are contingent on sales volumes.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  The facility that we currently occupy is expected to be sufficient for the next twelve months.

In order to finance the cash portion of the purchase price in the merger with Availl, GlobalSCAPE entered into a Loan and Security Agreement dated September 22, 2006 with Silicon Valley Bank.  The Loan Agreement provides for a $5.0 million term loan and a $750,000 revolving credit facility.  The term loan bears interest at 1.25% above the bank’s prime rate and matures on September 22, 2009.  Interest and principal are payable in 36 equal monthly installments on the first day of each calendar month beginning October 1, 2006.  The term loan may be prepaid at anytime. We borrowed $5.0 million pursuant to the term loan on September 22, 2006 and repaid $4.5 million at March 1, 2007.   The entire amount of the revolving credit facility remains available.  Borrowings under the revolving credit facility bear interest at 1.00% above the Bank’s prime rate and mature on September 22, 2008.  Interest payments are due on the first day of each calendar month.

The term loan and the revolving credit facility are secured by substantially all of the assets of GlobalSCAPE and its subsidiaries including Availl.  The Loan Agreement contains customary covenants including covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, maintenance of inventory, payment of taxes, maintaining insurance, and protection of intellectual property rights.  GlobalSCAPE and its subsidiaries are also prohibited from selling any of their assets other than in the ordinary course of business, acquiring any other entities, changing the types of business they are engaged in, incurring indebtedness other than that permitted by the Loan Agreement, incurring any liens on their assets other than those permitted by the Loan Agreement, making certain investments or paying any dividends on, or acquiring, any shares of their capital stock.  The Loan Agreement contains two financial covenants.  GlobalSCAPE and its subsidiaries must maintain:

•             a ratio of (A) EBITDA less the sum of (i) cash taxes paid and (ii) non-financed capital expenditures (excluding non-cash stock options and taxes already accrued), to (B) the sum of (i) principal plus (ii) interest paid to Bank, of at least 1.5 to 1.00; and

•             a ratio of total funded debt to EBITDA of not more than 2.00 to 1.00.

At March 22, 2007, we were in compliance with these covenants.

The loan agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of principal and interests, the breach of any covenants, the occurrence of a material adverse change, certain bankruptcy and insolvency events, the breach of other agreements creating indebtedness of $50,000 or more and the entry of a judgment of $50,000 or more against GlobalSCAPE or any of its subsidiaries.  The Company failed the first covenant in the fourth quarter of 2006 but received a waiver from the Bank.

The following table summarizes our contractual obligations at December 31, 2006, consisting of future minimum capital lease payments and future minimum payments under operating leases:

	Payments Due by Fiscal Year
Contractual Obligations	2007	2008	2009	Thereafter	Total
Operating Lease	$281,472	$190,063	$81,667	—	$553,202
Equipment Leases	3,378	—	—	—	$3,378
Term Note	4,610,212	—	—	—	$4,610,212
Total Cash Obligations	$4,895,062	$190,063	$81,667	—	$5,166,792

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

The Company began selling technical support and maintenance services for some of its software products in 2001.  Deferred revenue grew to a balance of approximately $142,000 at December 31, 2002 and remained relatively flat, ending 2003 with a balance of approximately $140,000.  With higher priced support and maintenance for our enterprise class software products and our efforts to renew agreements upon their expiration, sales of these agreements grew in 2004, 2005 and 2006 to $217,000, $583,000 and $1,578,000 respectively.  Growth in the sales of maintenance and support agreements may result in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in 2004 and 2006.  In 2005, we had one customer that accounted for approximately 2.7% of net revenues.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2004, 2005 or 2006.

Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

See note 9 to the financial statements under the heading “Stock Options and Stock Based Compensation.”

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved.  For the years 2004, 2005 and 2006, we spent approximately $728,000, $869,000 and $1,230,000, respectively, on research and development.  No research and development expenses were capitalized in 2004, 2005 or 2006.

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.  Predicting the ability to realize these assets or liabilities in future periods requires a great deal of judgment by management.  GlobalSCAPE recorded a deferred tax asset at December 31, 2006 of $8,724.

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all of the evidence, both positive and negative, management determined that a $484,853 valuation allowance at December 31, 2004 was necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. No allowance was considered necessary at December 31, 2005 or 2006.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005
	2006	2005	$ Change	% Change
Software product revenues	$10,973,681	$6,678,615	$4,295,066	64%
Cost of revenues	468,515	279,964	188,551	67%
Selling, general and administrative expenses	6,142,299	3,986,047	2,156,252	54%
Research and development expenses	1,230,400	869,155	361,245	42%
Depreciation and amortization	99,213	98,071	1,142	1%
Total operating expense	7,940,427	5,233,237	2,707,190	52%
Income (loss) from operations	3,033,254	1,445,378	1,633,556	110%
Other Income (expense)	(67,104)	11,307	(78,411)	(693%)
Income tax expense	1,003,618	9,981	993,637	9,955%
Net Income	$1,962,532	$1,446,704	$515,828	36%

Revenue.  We derive our revenues primarily from software sales.  Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements.  Revenues increased approximately 64% from 2005 to 2006, from $6,678,615 in 2005 to $10,973,681 in 2006.  Unit volume increased with approximately 240,000 licenses sold in 2005 versus 270,000 sold in 2006.  The 12.5% increase in unit volumes with a richer sales mix of our higher priced enhanced file transfer offerings resulted in an increase in the average selling price of our products from $29.33 in 2005 to $39.87 in 2006.  In addition, the revenue from our Availl acquisition has been included since September 22, 2006 and totaled $683,934. In 2005 and 2006, approximately 50% and 30%, respectively, of our revenues were generated from sales of CuteFTP and CuteFTP Pro.  Combined sales of these products decreased approximately 4% in revenue year over year. Sales of CuteFTP declined approximately 9% while sales of CuteFTP Pro declined approximately 2%. Those changes were the result of the continuing maturity of CuteFTP and CuteFTP Pro, and the availability of low cost alternatives to occasional users.  Our reliance on these products may negatively impact future results from operations if we are unable to maintain revenues from these products or successfully introduce new product offerings.

The small decline in sales performance of CuteFTP and CuteFTP Pro was offset by an increase in sales of our Secure Server and Enhanced File Transfer products.  Sales of these products grew from 43% of our revenues in 2005 to 61% in 2006.  This increase was the result of an increased emphasis of our internal sales group to market and sell these products to meet the needs of businesses to transfer files in a secure fashion using business or enterprise level software. In addition, because of the more complex nature of these products, purchasers require increased maintenance and support.  As a result, our maintenance and support revenues increased by 171% from 2005 to 2006 from $582,570 in 2005 to $1,578,236 in 2006, net of deferred revenue. Our maintenance and support revenues are generally recognized over the life of the agreement, which is discussed further under the Deferred Revenue section of Item 7.

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products.  Cost of revenues increased by approximately 67% between periods from $279,964 in 2005 to $468,515 in 2006 due to a increase in royalty expenses related to our software distribution agreements with third parties.  Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  Cost of sales as a percent of total revenues was 4.2% and 4.3% respectively for 2005 and 2006.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees.  Selling, general and administrative expenses increased by approximately 54% from $3,986,047 in 2005 to $6,142,299 in 2006.  A major portion of this increase is attributable to increased wages and commissions which included the employee headcount increase of fifteen, most of which was associated with the Availl acquisition.  Another large portion of the SG&A increase was caused by compensation expense for 2006 required by the adoption of SFAS 123(r) totaling $497,895 which had no effect on expenses in the prior years.

Research and Development.  Research and development expenses increased by approximately 42% from $869,155 in 2005 to $1,230,400 in 2006. Virtually all of the increase was caused by increases in wages, fringe benefits and contract labor.  A major portion of the increased wages and fringe cost was the result of reclassification of a Vice President level employee from marketing to R&D.   Included in the research and development expenses, external development costs decreased approximately 1% from 2005 to 2006.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets.  Depreciation and amortization expense declined by $1,142, or approximately 1%, year over year.  Depreciation expense has declined due to a slowdown in additions to fixed assets in current periods relative to prior periods.

Other Income (Expense), Net.  In 2005, we had interest expense of $620 related primarily to the financing of insurance premiums.  During 2005, we had interest income of $10,685 as a result of interest earned on excess cash balances, and a gain of $1,242 on the sale of fully depreciated fixed assets. During 2006, we had interest expense of $128,362 related primarily to the financing of the Availl acquisition, interest income of $60,639 as a result of interest earned on excess cash balances and a gain of $619 on sale of fully depreciated fixed assets.

Income Taxes.  The provision for state income taxes in 2005 was $1,065 and the provision for federal income taxes was $8,916 in 2005.  GlobalSCAPE’s effective income tax rate is 0.7% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets.   The Company utilized remaining net operating loss carryforwards in 2005 to substantially reduce its Federal income tax expense. The provision for state income taxes in 2006 was $3,533 and the provision for federal income taxes was $1,000,085 in 2006.  GlobalSCAPE’s effective income tax rate is 34.5% and differs from the federal rate primarily because of state taxes.

Net Income.  In 2005, net income was primarily the result of the introduction of our Enhanced File Transfer product and the features added to our Secure FTP Server product, resulting in an increase in revenue, while we continued to control expenses. In addition, our 2005 income tax expense was minimized by the use of loss caryforwards from prior years.  Without loss carryforwards in 2006, we paid an additional $993,637 in income taxes and still increased net income by $515,828 over the prior year.  The increase in net income was the result of continued growth of sales of the Enhanced File Transfer and Secure FTP Server products.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

	2005	2004	$ Change	% Change
Software product revenues	$6,678,615	$4,930,660	$1,747,955	35%
Cost of revenues	279,964	371,242	(91,278)	25%
Selling, general and administrative expenses	3,986,047	3,456,598	529,449	15%
Research and development expenses	869,155	727,423	141,732	19%
Depreciation and amortization	98,071	171,834	(73,763)	(43%)
Total operating expense	5,233,237	4,727,097	506,140	11%
Income (loss) from operations	1,445,378	203,563	1,241,815	610%
Other Income (expense)	11,307	(1,651)	12,958	(785%)
Income tax expense	9,981	1,489	8,492	570%
Net Income	$1,446,704	$200,423	$1,246,281	622%

Revenue.  We derive our revenues primarily from software sales.  Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements.  Revenues increased approximately 35% from 2004 to 2005, from $4,930,660 in 2004 to $6,678,615 in 2005.  Unit volume decreased with approximately 285,000 licenses sold in 2004 versus 240,000 sold in 2005.  The decrease in unit volumes was offset by an increase in the average selling price of our products from $17.43 in 2004 to $29.33 in 2005 as a result of increased sales of our enhanced file transfer offerings.  The increase in revenues was up quarter over quarter in 2005 compared to the same quarters in 2004.  We believe the economic uncertainty in the first three quarters of 2004 contributed to those periods’ poor performance along with the turnover in our sales force.  Our fourth quarter revenues in 2004 increased approximately 11% over the same quarter in 2003 and approximately 43% in the fourth quarter 2005 over 2004.

In 2004 and 2005, approximately 69% and 50%, respectively, of our revenues were generated from sales of CuteFTP and CuteFTP Pro.  Combined sales of these products increased approximately 1% in revenue year over year. Sales of CuteFTP declined approximately 22% while sales of CuteFTP Pro increased approximately 18%. Those changes were the result of the continuing maturity of CuteFTP and the increasing demand by business users of CuteFTP Pro. CuteFTP Pro has more features and is designed for business use, whereas CuteFTP is for home use only. Users are moving to CuteFTP Pro for the advanced features and security levels. Our reliance on these products may negatively impact future results from operations if we are unable to maintain revenues from these products or successfully introduce new product offerings.  The relatively flat sales performance of CuteFTP and CuteFTP Pro was offset by an increase in sales of our Secure Server and Enhanced File Transfer products.  Sales of these products grew from 14% of our revenues in 2004 to 43% in 2005.  This increase was the result of an increased emphasis of our internal sales group to market and sell these products to meet the needs of businesses to transfer files in a secure fashion using business or enterprise level software. In addition, because of the more complex nature of these products, purchasers require increased maintenance and support.  As a result, our maintenance and support revenues increased by 168% from 2004 to 2005 from $217,469 in 2004 to $582,570 in 2005, net of deferred revenue. Our maintenance and support revenues are generally recognized over the life of the agreement, which is discussed further under the Deferred Revenue section of Item 7.

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

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees.  Selling, general and administrative expenses increased by approximately 15% from $3,456,598 in 2004 to $3,986,047 in 2005 as a result of the reduction in the number GlobalSCAPE employees from 45 to 36 in February 2004.

Research and Development.  Research and development expenses increased by approximately 19% from $727,423 in 2004 to $869,155 in 2005. Included in the research and development expenses, external development costs increased approximately 48% from 2004 to 2005.  External development was increased in order to maintain the scheduled releases of CuteFTP, CuteFTP Pro, Secure FTP Server, and EFT.

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

Income Taxes.  The provision for state income taxes in 2004 was $1,489 and there was no provision for federal income taxes in 2004.  GlobalSCAPE’s effective income tax rate was 0.8% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets.  The provision for state income taxes in 2005 was $1,065 and the provision for federal income taxes was $8,916 in 2005.  GlobalSCAPE’s effective income tax rate is ..8% and differs from the federal rate primarily because of a change in the valuation allowance for deferred tax assets.   The Company utilized net operating loss carryforwards in 2004 to eliminate its Federal income tax expense and utilized the remaining net operating loss carryforwards in 2005 to substantially reduce its Federal income tax expense.

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

In 2006 approximately 33% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, as of July 1, 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.  We expect that the impact of any currency translation involved in the remittance of VAT taxes will not be material to our business.

Item 8.                          Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2004, 2005 and 2006

Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

GlobalSCAPE, Inc.:

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004, 2005 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalSCAPE, Inc. as of December 31, 2005 and 2006, and the results of their operations and their cash flows for the years ended December 31, 2004, 2005 and 2006 in conformity with generally accepted accounting principles in the United States of America.

PMB Helin Donovan

March 21, 2007

Austin, Texas

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$2,029,473	$4,632,666
Accounts receivable (net of allowance for doubtful accounts of $12,273 and $59,458 in 2005 and 2006, respectively)	590,715	1,592,846
Federal income tax receivable	—	73,525
Prepaid expenses	65,317	115,754
Total current assets	2,685,505	6,414,791

Property and equipment:
Furniture and fixtures	334,063	343,702
Software	284,621	323,161
Equipment	604,517	720,107
Leasehold improvements	167,762	191,090
	1,390,963	1,578,060
Accumulated depreciation and amortization	1,238,392	1,345,881
Net property and equipment	152,571	232,179

Other assets:
Goodwill	-	9,653,059
Deferred tax asset	51,983	8,724
Other	11,612	58,996
Total other assets	63,595	9,720,779

Total assets	$2,901,671	$16,367,749

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2006
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,763	$371,093
Accrued expenses	230,911	377,940
Federal income tax payable	60,899	-
Long-term debt, current portion	-	1,539,455
Deferred revenue	560,578	1,377,037
Total current liabilities	944,151	3,665,525

Long-term liabilities:
Deferred compensation	12,121	52,487
Long-term debt, non-current portion	-	3,070,757
Other long-term liabilities	16,823	5,941
Total long-term liabilities	28,944	3,129,185

Total Liabilities	973,095	6,794,710

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 13,798,119 and 16,490,146 shares issued and Outstanding at December 31, 2005 and 2006, respectively	13,798	16,490
Additional paid-in capital	684,281	6,363,520
Retained earnings	1,230,497	3,193,029
Total stockholders’ equity	1,928,576	9,573,039
Total liabilities and stockholders’ equity	$2,901,671	$16,367,749

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

	For the Years ended December 31,
	2004	2005	2006
Operating revenues:
Software product revenues	$4,713,191	$6,096,045	9,395,445
Maintenance and support (net of deferred revenues)	217,469	582,570	1,578,236
Total revenues	4,930,660	6,678,615	10,973,681

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	371,242	279,964	468,515
Selling, general and administrative Expenses	3,456,598	3,986,047	6,142,299
Research and development expenses	727,423	869,155	1,230,400
Depreciation and amortization	171,834	98,071	99,213
Total operating expense	4,727,097	5,233,237	7,940,427
Income from operations	203,563	1,445,378	3,033,254

Other income (expense):
Interest expense	(1,651)	(620)	(128,362)
Interest income	-	10,685	60,639
Gain on sale of assets	-	1,242	619
Total other income (expense)	(1,651)	11,307	(67,104)
Income before income taxes	201,912	1,456,685	2,966,150

Income tax provision:
Current:
Federal	-	60,899	1,027,865
State	1,489	1,065	3,533
Deferred:
Federal (benefit)	-	(51,983)	(27,780)
State	-	-
Total income tax provision	1,489	9,981	1,003,618

Net income	$200,423	$1,446,704	$1,962,532

Net income per common share — basic	$0.01	$0.10	$0.13
Net income per common share - assuming dilution	$0.01	$0.09	$0.12

Weighted average shares outstanding- basic	13,668,800	13,778,989	14,744,635
Weighted average shares outstanding- assuming dilution	14,262,796	15,442,524	16,160,839

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional paid in	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Total
Balances at December 31, 2003	13,488,619	13,489	671,893	(416,630)	268,752
Net income	-	-	-	200,423	200,423
Exercise of options	284,600	284	3,472	-	3,756
Balances at December 31, 2004	13,773,219	13,773	675,365	(216,207)	472,931
Net income	-	-	-	1,446,704	1,446,704
Exercise of options	24,900	25	8,915	-	8,940
Balance at December 31, 2005	13,798,119	$13,798	$684,281	$1,230,497	$1,928,576
Net income				1,962,532	1,962,532
Stock based compensation			497,895		497,895
Common shares issued in acquisition of Availl, Inc	716,846	717	1,999,283		2,000,000
Common shares and warrants issued for cash	1,352,000	1,352	3,153,716		3,155,068
Exercise of options	623,181	623	28,345		28,968
Balance at December 31, 2006	16,490,146	16,490	6,363,520	3,193,029	9,573,039

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

	For the Years ended December 31,
	2004	2005	2006
Operating Activities:
Net income	$200,423	$1,446,704	$1,962,532
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery), net	(17,087)	8,231	47,185
Depreciation and amortization	171,833	98,071	99,213
Stock based compensation expense	-	-	497,895
Gain on disposition of assets	-	(1,242)	(619)
Deferred taxes	-	(51,983)	(27,780)
Changes in operating assets and liabilities:
Accounts receivable	109,167	(450,413)	(495,518)
Prepaid expenses	(44,716)	25,828	(44,497)
Other assets	-	269	6,579
Accounts payable	(58,438)	(30,353)	246,606
Accrued expenses	(3,281)	60,258	(46,968)
Federal income tax payable	-	60,899	(134,424)
Deferred revenue	37,628	382,461	453,703
Other long-term liabilities	(11,215)	906	40,367
Net cash provided by operating activities	384,314	1,549,636	2,604,274
Investing Activities:
Proceeds from sale of property and equipment	-	1,242	619
Purchase of property and equipment	(42,250)	(103,304)	(150,926)
Purchase of Availl, Inc.	-	-	(7,776,932)
Cash Acquired in purchase of Availl, Inc.	-	-	181,276
Net cash used in investing activities	(42,250)	(102,062)	(7,745,963)
Financing Activities:
Stock options	3,756	8,940	28,968
Proceeds from the PIPE, net of issuance costs	-	-	3,155,068
Proceeds from term loan	-	-	5,000,000
Deferred loan costs	-	-	(38,484)
Principal payments on notes payable	(100,000)	-	(400,670)
Principal payments on capital lease obligations	(15,294)	-	—
Net cash provided (used) in financing activities	(111,538)	8,940	7,744,882
Net increase in cash and cash equivalents	230,526	1,456,514	2,603,193
Cash at beginning of period	342,433	572,959	2,029,473
Cash at end of period	$572,959	$2,029,473	$4,632,666

 See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows (continued)

	For the Years ended December 31,
	2004	2005	2006
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$1,651	$620	89,323
Income taxes paid	$1,489	$1,065	$1,162,289

See accompanying notes.

GlobalSCAPE, Inc.
Notes to Consolidated Financial Statements
December 31, 2005 and 2006

1.             Overview of the Business and Significant Accounting Policies

Nature of Business

GlobalSCAPE, Inc. (GlobalSCAPE), founded in April 1996, develops and distributes secure file management software that enables users to safely send data over the internet. Our software is used worldwide across a wide range of industries. Through the end of 2006, we had sold approximately 1.6 million software licenses and our customer base includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

Our file transfer products provide for the privacy of critical information such as medical records, financial data, customer files and other similar documents. In addition, our products provide for compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes.

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

During the year ended December 31, 2006, approximately 67% of our revenues were generated from customers within the United States, with the remaining 33% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our 2006 revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP Home and CuteFTP Pro accounted for 50% and 30% of our revenues in 2005 and 2006, respectively,. The combined sales of our Secure Server and Enhanced File Transfer products grew from 43% of our revenues in 2005 to 61% in 2006.

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

Principles of Consolidation

The consolidated financial statements include all subsidiaries.  All inter-company transactions and balances have been eliminated. Availl became a subsidiary on September 22, 2006; therefore the consolidated financial statements only include Availl’s financial results and activities from the date of acquisition until December 31, 2006.

Liquidity

The use of capital resources is driven principally by the need to enhance existing products and to develop or acquire new products.  The amount of our expenditures has a direct impact on the ability to offer enhanced and new products to customers.  The Company’s principal source of funds is cash flow from operations which, in turn, is highly dependent on our sales revenue.  During the year ended December 31, 2006, the Company generated $2.6 million of cash from operations, which was used along with other funds in the acquisition of Availl. At December 31, 2006, the Company had cash available of $4.6 million and we continue to generate cash in excess of our operational needs.

The Company entered into a new loan agreement with Silicon Valley Bank on September 22, 2006 which involved a $5,000,000 term loan agreement which we used to finance part of the cash portion of the purchase price for Availl.  The term loan matures on September 22, 2009.  Interest and principal are payable in 36 equal monthly installments on the first day of each calendar month beginning October 1, 2006.  The company made two extra payments in January and February of 2007 to pay down the loan balances by $3.7 million.  As a result of those payments the term loan will be fully paid by July 1, 2007.  The Company may choose to make additional extra payments before then depending upon the company’s cash position.  The loan agreement also established a $750,000 revolving line of credit for two years at an interest rate of prime plus 1.00%.

As of December 31, 2006, the Company had cash and cash equivalents of $4.6 million and had net working capital of $2.7 million.  As noted above, the Company paid down its term loan by $3.7 million in 2007.  Management believes this level of working capital, together with availability under the Company’s revolving credit facility with Silicon Valley Bank and the excess cash generated by the profitable operation of the business, is adequate to finance the Company’s current level of operations.

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

The Company began selling technical support and maintenance services for some of its software products in 2001.  In 2005 and 2006, sales of enterprise class products resulted in higher revenues from maintenance and support agreements sold to customers and, as a result, deferred revenue at December 31, 2006 was $1,377,037

The outbound shipping charges charged to the customer are included in software product revenues and amounted to approximately $38,000, $18,000 and $14,000 in 2004, 2005 and 2006, respectively.  The costs associated with these shipping charges are included in the software products cost of revenue.

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Beehive Software, Inc., Visicom Media, Inc., ComponentOne LLC, and PGP Deutschland AG (formerly Glueck and Kanja).  The GlobalSCAPE software products associated with each of the companies are Cascade Server (formerly PublishXML), Mac FTP, CuteHTML Pro and Enhanced File Transfer (EFT), respectively.  The Company incurred approximately $233,000, $192,000, and $392,000 in royalty expense in 2004, 2005 and 2006, respectively.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.  Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk.  The Company requires no collateral from its customers.  Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.  No single customer accounted for more than 2% of revenues in 2004 and 2006.  One customer accounted for approximately 2.7% of revenues in 2005.

Cash and cash equivalents, accounts receivable, employee advances, accounts payable, accrued expenses and notes payable, related party are reflected in the accompanying financial statements at cost, which approximates fair value because of the short term maturity of these instruments.

Other Concentrations

Sales in Foreign Markets.  In 2004, 2005 and 2006, approximately 36%, 33% and 33%, respectively, of the Company’s revenues were generated from sales to customers who provided addresses in foreign countries.  However, all revenues are received in U.S. dollars so there is no exchange rate risk with respect to the sale of our products.  These sales were concentrated mostly in Western Europe, Canada, and Australia.  In 2004, 2005 and 2006, the UK accounted for approximately 11%, 9%, and 8%, respectively, of total revenues.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations for the years ended December 31, 2004, 2005 and 2006 were approximately $144,000, $159,000 and $384,000, respectively, and are included in selling, general and administrative expenses.  Advertising costs are principally for the purchase of keywords for internet searches, a direct mail campaign for EFT, trade show participation and advertising in various publications.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. GlobalSCAPE had a deferred tax asset of $51,983 and $8,724 at December 31, 2005 and 2006, respectively.

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all of the evidence, both positive and negative, management determined that a valuation allowance was necessary at December 31, 2004.  During 2005 a decrease in the valuation allowance of $484,853 was necessary to decrease the valuation allowance for the benefit of the net operating loss carryforward benefit utilized in that year. No valuation was considered necessary at December 31, 2006.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved.  For the years 2004, 2005 and 2006, the Company expended approximately $728,000, $870,000 and $1,230,000, respectively, on research and development.  Typically technological feasibility is achieved very late in the development cycle and as such no research and development expenses were capitalized in 2004, 2005 or 2006.

Stock-Based Compensation

Effective January 1, 2006, GlobalSCAPE adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

          There was $497,895 of compensation cost related to stock options recognized in operating results in the year ended December 31, 2006.

          The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. The Company used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

Year Ended December 31, 2006

Expected volatility	102%
Expected annual dividend yield	0%
Risk free rate of return	4.67%
Expected option term (years)	5.5 - 6.0

Under APB No. 25 there was no compensation cost recognized for our stock options awarded in the year ended December 31, 2004 or 2005 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

	Years ended December 31,
	2004	2005
Net income, as reported	$200,423	$1,446,704
Stock based compensation included in the determination of net income as reported, net of related tax effects	-	-
Stock-based compensation expense that would have been included in the determination of net income had the fair value based method been applied to all awards, net of related tax effects	(19,639)	(25,921)
Pro forma net income	$180,784	$1,420,783

Earnings per share:
Basic- as reported	$0.01	$0.10
Basic- pro forma	$0.01	$0.10

Diluted- as reported	$0.01	$0.09
Diluted- pro forma	$0.01	$0.09

Refer to Note 9 - Stock Options and Stock Based Compensation for additional disclosures regarding our stock compensation programs.

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

Sale / Disposal of Assets

During 2006, the Company disposed of equipment and software with an original purchase price of $15,362 and accumulated depreciation of $15,362.  GlobalSCAPE recognized a gain of $619 related to the disposal of these assets.  During 2005 the Company disposed of equipment and software with an original purchase price of $29,949 and accumulated depreciation of $29,949.  GlobalSCAPE recognized a gain of $1,242 related to the disposal of these assets.  During 2004 the Company disposed of equipment and software with an original purchase price of $31,494 and accumulated depreciation of $31,494.  GlobalSCAPE recognized no gain or loss related to the disposal of these assets.

Goodwill

As of December 31, 2006, GlobalSCAPE had goodwill in the amount of $9,653,059  associated with the acquisition of Availl.  This acquisition was accounted for using the purchase method of accounting. See Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. There was no goodwill as of December 31, 2005.

No allocation has been made to intangible assets as of the December 31, 2006.  Management will determine the proper value of intangible assets acquired from Availl, Inc. and allocate a portion of the goodwill to intangible assets, if any, within the next nine months.

Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.  These software development costs were amortized using the straight-line method over a three-year period and are only those costs incurred in the development of products that are sold to external customers and not used for internal purposes.  No research and development expenses were capitalized in 2004, 2005 or 2006.  These software development costs are not related to those costs incurred for the acquisition of software products or titles.  For the years 2004, 2005 and 2006, we spent approximately $728,000, $870,000 and $1,230,000, respectively, on research and development.

Other Long-Term Assets

Other assets include deposits for facilities, which are anticipated to be refunded to the Company upon termination of the lease and deferred loan costs associated with the Silicon Valley Bank loan agreements of $36,346, net of accumulated amortization of $2,138.

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

Earnings Per Common Share

Basic and diluted net income per common share is presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) for all periods presented.  Basic earnings per share is based on the weighted effect of all common shares issued and outstanding, and is calculated by dividing net income (loss) available to common stockholders by the weighted average shares outstanding during the period.  Diluted earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.  Awards of non vested options are considered potentially dilutive common shares for the purpose of computing earnings per common share.  In applying the treasury stock method to non vested options the assumed proceeds include the amount the employee must pay to exercise the option plus the amount of unrecognized cost attributable to future periods less any expected tax benefits. Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

	Year ended December 31,
	2004 (1)	2005 (2)	2006 (3)
Numerators
Numerator for basic and diluted earnings per share:
Net income	$200,423	$1,446,704	$1,962,532
Denominators
Denominators for basic earnings per share:
Weighed average shares outstanding-Basic	13,668,800	13,778,989	14,744,635
Dilutive potential common shares:
Stock options	593,996	1,663,535	1,416,204
Denominator for dilutive earnings per share	14,262,796	15,442,524	16,160,839
Net income per common share	$0.01	$0.10	$0.13
Net income per commons share — assuming dilution	$0.01	$0.09	$0.12

(1)             For the year ended December 31, 2004, 882,000 options have not been included in dilutive shares as the effect would be anti-dilutive.

(2)             For the year ended December 31, 2005, all options have been included in dilutive shares.

(3)             For the year ended December 31, 2006, 100,000 options and 1,352,000 warrants have not been included in dilutive shares as the effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company adopted Statement No. 123R as of January 1, 2006. The statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award, typically the vesting period. Refer to additional disclosures regarding the adoption of this statement within Critical Accounting Policies above and in Notes 1 and 9 to the Consolidated Financial Statements.

In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets “ (“Statement No. 153”). Statement No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. Statement No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

On June 7, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections,” (“Statement No. 154”) a replacement of APB Opinion No. 20, “ Accounting Changes ,” and FASB Statement No. 3, “ Reporting Accounting Changes in Interim Financial Statements.” Statement No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income in the period of the change. Statement No. 154 requires retrospective application to prior periods’ financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. Statement No. 154 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal periods beginning after December 15, 2006. The Company will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. The Company is in the process of determining the impact of this interpretation on its financial position, results of operations and cash flows.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements “ (“Statement No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This statement is effective for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is in the process of determining the impact of Statement No. 157 on its financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements “ (“SAB No. 108”). SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. The adoption of SAB No. 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities “ (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of Statement No. 159 on its financial position, results of operations and cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for fiscal years beginning after December 15, 2006.  The Company early adopted FSP EITF 00-19-2 in the fourth quarter as a result of its issuance of common stock and warrants subject to a registration payment agreement in the fourth quarter of 2006.  The impact is to allow the Company to classify its warrants and common stock issued as equity instead of derivative liabilities and temporary equity, respectively that would have been previously required.  FSP EITF 00-19-2 requires that the contingent obligation to pay liquidated damages under the securities purchase agreement should be separately recognized and measured in accordance with FASB Statement No. 5 (FASB No. 5), Accounting for Contingencies”.  The Company had not accrued any liquidated damages as of December 31, 2006.

Effective January 1, 2006, the Company adopted prospectively SFAS No. 155, Accounting for Certain Hybrid Instruments (“SFAS 155”). SFAS 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. Statement No. 155 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 156”). Among other requirements, SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. SFAS 156 will be applied prospectively and is effective for fiscal years beginning after September 15, 2006. The Company does not expect SFAS 156 to have a material impact on the Company’s consolidated financial statements.

2.             Acquisitions

On September 22, 2006, the Company completed the acquisition of all of the issued and outstanding shares of Availl, a privately held provider of Wide Area Files Systems (WAFS) and Continuous Data Protection (CDP) software, for $7.65 million in cash and $2.0 million in the form of 716,846 shares of GlobalSCAPE common stock. The Company incurred direct acquisition costs of approximately $127,000. In connection with the acquisition, $850,000 of the cash consideration in this acquisition was placed into an escrow account for purposes of settling indemnification claims for the eighteen-month period following the closing. In accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the Company has used $2.79 as the per share amount to value the common stock consideration paid to Availl shareholders (representing the average of the closing prices of GlobalSCAPE’s common stock for the thirty days before the merger agreement date of September 22, 2006). Pursuant to the terms of the acquisition, the Company granted stock options to the former Availl stockholders who were also employees under the GlobalSCAPE, Inc.

2000 Stock Option Plan. Exercising the options under this plan is contingent upon the individual’s continued employment with the Company and will be vested over three years in three annual installments.

                The Availl acquisition was accounted for using the purchase method of accounting. The purchase price was paid on the September 22, 2006 closing date.  The purchase price includes a provision for the former Availl stockholders to earn up to an additional $100,000 in cash depending upon the achievement of certain revenue targets for Availl for the third and fourth quarters of 2006. Since the revenue targets were not attained, no additional payments were required.

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. This premium paid for the acquisitions is based on management’s belief that the acquired technologies, businesses and engineering talent were of strategic importance in the Company’s growth strategy. Operating results from the acquired business is included in the consolidated statements of operations from the date of acquisition.

                A summary of the purchase price allocation is as follows:

Availl
Purchase price -	$
Cash paid	7,650,000
Stock issued	2,000,000
Legal and other acquisition costs	126,931

Acquisition costs	9,776,931
Net fair value of assets acquired and liabilities assumed	(123,872)

Goodwill acquired	$9,653,059

The net fair value of assets acquired and liabilities assumed of Availl at the acquisition date was as follows:

Cash	$191,276
Accounts receivable, net	553,798
Fixed assets	26,411
Other assets	13,555
Accounts payable and accrued expenses	(226,719)
Deferred tax liability	(71,693)
Deferred revenue	(362,756)

Net fair value of assets acquired and liabilities assumed	$123,872

The following unaudited pro forma financial information presents the results of operations for the years ended December 31, 2005 and 2006 as if the acquisition had occurred at the beginning of each period presented. The pro forma financial information has been adjusted for the effect of interest paid on the term loan. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

	Year Ended December 31,
	2005	2006
	(in thousands, except per share data)
Pro forma net revenues	$7,981	$12,088
Pro forma net income	895	1,664

Pro forma net income per share:
Basic	$0.06	$0.11
Diluted	$0.06	$0.10

3.             Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts.  The activity of the Company’s allowance for doubtful accounts for the years ended December 31, 2004, 2005 and 2006 is presented in the following table:

Balance at		Charged to		Balance at
Year Ended December 31	Beginning of Period	Income or Expense	Deductions (1)	End of Period

2004	$43,581	(17,087)	(16,299)	$10,195
2005	$10,195	8,231	(6,153)	$12,273
2006	$12,273	47,185	(5,910)	$59,458

(1)             Represents amounts written off as uncollectible accounts receivable.

4.             Debt

On September 22, 2006, the company obtained a $5,000,000 term loan from. from the Silicon Valley Bank.  The term loan was used to finance part of the cash portion of the purchase price of the Availl acquisition. The initial interest rate is 9.5% and is subject to change as the bank’s prime rate changes.  The term loan matures on September 22, 2009.  Interest and principal are payable in 36 equal monthly installments on the first day of each calendar month beginning October 1, 2006.  The Company made a $3.2 million repayment under the term loan in January 2007 plus a $.5 million repayment in February 2007.

The term loan is secured by substantially all of the assets of GlobalSCAPE and its subsidiaries.  The Loan Agreement contains customary covenants including covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, maintenance of inventory, payment of taxes, maintaining insurance, and protection of intellectual property rights.  GlobalSCAPE and its subsidiaries are also prohibited from selling any of their assets other than in the ordinary course of business, acquiring any other entities, changing the types of business they are engaged in, incurring indebtedness other than that permitted by the Loan Agreement, incurring any liens on their assets other than those permitted by the Loan Agreement, making certain investments or paying any dividends on, or acquiring, any shares of their capital stock.  The Loan Agreement contains two financial covenants.  GlobalSCAPE and its subsidiaries must maintain:

•                  a ratio of (A) EBITDA less the sum of (i) cash taxes paid and (ii) non-financed capital expenditures (excluding non-cash stock options and taxes already accrued), to (B) the sum of (i) principal plus (ii) interest paid to Bank, of at least 1.5 to 1.00; and

•                  a ratio of total funded debt to EBITDA of not more than 2.00 to 1.00.

The loan agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, certain bankruptcy and insolvency events, the breach of other agreements creating indebtedness of $50,000 or more and the entry of a judgment of $50,000 or more against GlobalSCAPE or any of its subsidiaries. The Company failed the first of the two covenants at December 31, 2006 and obtained a waiver from the Bank.

Principal maturities of long-term debt as of December 31, 2006 are as follows:

Year Ending December 31,
2007	$1,539,455
2008	1,692,242
2009	1,378,815
Thereafter	—
$4,610,212

The Company had a $250,000 revolving line of credit agreement with a commercial bank.  The line of credit expired in December 2004.  The interest rate was indexed to the bank’s prime rate.  In connection with the line of credit, GlobalSCAPE entered into a Commercial Security Agreement with the bank whereby GlobalSCAPE granted a security interest in all its accounts receivable and property and equipment.

The loan agreement provides for a $750,000 revolving credit facility. The entire amount of the revolving credit facility remains available.  Borrowings under the revolving credit facility bear interest at 1.00% above the bank’s prime rate and mature on September 22, 2008.  Interest payments are due on the first day of each calendar month.

5.             Commitments and Contingencies

Operating Leases

Minimum future lease payments on non-cancelable operating leases for office facilities are as follows for the years ending December 31:

2007	$281,472
2008	190,063
2009	81,667
$553,202

The lease for the corporate office provides the Company with two successive 5-year renewal options.  Operating lease expense amounted to approximately $179,000, in each of 2004 and 2005, and approximately $188,000 in 2006.

Contingencies

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business.  There are no pending claims against the Company that would have a material adverse effect on the financial statements of the Company.

On November 13, 2006, GlobalSCAPE, Inc. (the “Company”) entered into a securities Purchase Agreement.  The Company has agreed to use its commercially reasonable efforts to cause the Registration Statement to become effective.  If the Registration Statement is not filed and made effective by approximately April 15, 2007 then on each monthly anniversary of each such Event Date until the applicable Event is cured, the Company shall pay to each Holder an amount in cash as partial liquidated damages and not as a penalty, equal to 1.5% of the aggregate purchase price paid by such Holder pursuant to the Purchase Agreement for any of the shares sold by the Company and Warrant Shares then held by such Holder; provided , that such liquidated damages shall not exceed 12% of the aggregate purchase price paid by all Holders pursuant to the Purchase Agreement for such shares.  The maximum exposure is approximately $917,000.  Management’s interpretation is that it is currently (at issuance and at December 31, 2006) not probable that there will be a payment due under the Registration Payment Arrangements (RRA) as the Company’s management believes that it will obtain approval of its registration statement within the prescribed period and that the Company will be able to maintain current filing status with the SEC over the prescribed period.

6.             Related Party Transactions

The Brown and Mann-GlobalSCAPE Joint Venture is 70% owned by Thomas W. Brown and 30% owned by David L. Mann, both of whom are members of GlobalSCAPE’s Board of Directors.  In October 2004 the Brown and Mann-GlobalSCAPE Joint Venture distributed all shares held by the partnership to its two partners with the exception of 17,856 shares, which were distributed in 2005.

The Company entered into a securities purchase agreement, dated November 13, 2006, with certain accredited investors, In addition, Thomas W. Brown, the Chairman of the Board, and David L. Mann, a member of our board of directors, sold a total of 2,028,000 shares, at a price of $2.50 per share in a private transaction with the investors.  The transactions closed on November 16, 2006.

7.             Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2005	2006
Total deferred tax liabilities	$—	$(91,884)

Deferred tax assets:
Accrued expenses	14,828	20,326
Allowance for doubtful accounts	4,173	20,216
Deferred compensation	4,121	17,846
Depreciation and amortization	28,861	7,491
Net operating loss carryforwards	-	34,792
Total deferred tax assets	51,983	100,608
Valuation allowance for deferred tax assets	-	-
Net deferred tax assets	$51,983	$8,724

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	2004	2005	2006
Taxes computed at federal statutory rate	$68,655	$494,911	$1,007,289
Increases in taxes resulting from:
State taxes, net of federal benefit	983	703	2,333
Non-deductible incentive stock option compensation charges	-	-	-
Other non-deductible expenses	2,368	5,653	2142
Change in valuation allowance	(55,497)	(484,853)	-
Research & Development Credit	-	-	10,000
Other	(15,020)	(6,433)	1,854
Total	$1,489	$9,981	$1,003,618

At December 31, 2006 the Company has utilized its available net operating loss carryforwards for both financial reporting and Federal income tax reporting purposes.

8.             Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees with at least six months of service.  Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations.  The plan provides for employer matching and discretionary contributions, the amounts of which are to be determined annually by the Board of Directors.  The Company made contributions to the plan of $8,910, $15,864 and $16,296 for the years ended December 31, 2004, 2005 and 2006, respectively.

9.             Stock Options and Stock Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options to employees. Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the Plan), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. Through the year ended December 31, 2006, options were granted for 2,480,640 shares of common stock.

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

          Effective January 1, 2006, GlobalSCAPE adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. The Company adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options.

          There was $497,895 of compensation cost related to stock options recognized in operating results in the year ended December 31, 2006.

The following table summarizes information about stock option activity for the year ended December 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)
2004

Outstanding at December 31, 2003
Granted	581,000	0.12
Expired	182,500	0.28
Exercised	284,600	0.01

Outstanding December 31, 2004	1,970,071	$0.24	6.5	-
2005
Granted	469,000	0.32
Expired	20,000	0.16
Exercised	24,900	0.36

Outstanding at December 31, 2005	2,394,171	$0.25	6.5	$2.06

2006
Granted	935,000	2.81
Exercised	623,181	0.05
Lapsed or canceled	225,350	1.47

Outstanding at December 31, 2006	2,480,640	$1.16	7.25	$4.34

Exercisable at December 31, 2006	1,300,060	$0.53	5.63	$3.10

The weighted average fair value of options granted during the year ended December 31, 2006 was $1.52. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the year ended December 31, 2006 was $903,725. During the year ended December 31, 2006, the amount of cash received from the exercise of stock options was $28,968. The following table summarizes information about nonvested stock option awards as of December 31, 2006 and changes for the year.

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2005	816,415	$0.27

Granted	935,000	2.81
Vested	(345,485)	0.69
Forfeited	(225,350)	1.47

Non-vested at December 31, 2006	1,180,580	$1.52

          At December 31, 2006, there was $1,508,333 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3 years. There were 345,485 options that became vested during the year ended December 31, 2006.

The following table shows information about outstanding stock options at December 31, 2006.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$.01 - $1.00	1,645,640	6.1	$0.38	1,220,060	$0.35
$1.01 - $2.00	100,000	9.0	$1.10	—	$—
$2.01 - $3.00	210,000	9.4	$2.72	60,000	$2.70
$3.01 - $4.00	525,000	9.7	$3.10	20,000	$3.10
	2,480,640			1,300,060

10.          Common Stock and Warrants

On November 13, 2006, we entered into a securities purchase agreement with accredited investors, who paid us an aggregate of $3.4 million in gross proceeds in consideration for 1,352,000 shares of our common stock at a price of $2.50 per share.  We also granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share.  The warrants have a 5-year term and will be exercisable beginning May 15, 2007.  As part of this transaction, we filed a registration statement to register the resale of these shares by the investors.

If  the registration statement is not declared effective by the SEC by April 15, 2007,  the effective date specified in the securities purchase agreement, then in addition to any other rights the purchasers may have under the registration rights agreement, on each monthly anniversary of the specified effective date, until the registration is declared effective, the Company shall pay to each holder of the registrable securities an amount in cash as partial liquidated damages equal to 1.5% of the aggregate purchase price for any of the shares sold by the Company; provided that liquidated damages shall not exceed 12% of the aggregate purchase price.   No liquidated damages had been accrued at December 31, 2006.

There is an adjustment provision in which the warrant’s exercise price can be reduced to a minimum of $2.81 (which could reduce cash proceeds by $459,680 to $3,799,120) in the event that from November 13, 2006 (the closing date) to six months later (or May 13, 2007) the Company issues or is deemed to issue additional shares of Common Stock for a consideration per share less than the Exercise Price in effect immediately prior to the issuance of such shares, the Exercise Price shall be reduced by the Company to the price equal to the consideration per share received or receivable.

Item 8B.                 Quarterly Financial Information (unaudited)

	Fiscal Year 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$1,422,381	$1,819,376	$1,723,685	$1,713,173
Total operating expenses	1,262,418	1,293,747	1,334,381	1,342,691
Other Income (expense)	(328)	(15)	4,424	7,417
Net income before provision for income taxes	159,963	525,614	393,728	377,380
Net income	158,570	525,614	393,728	368,792

Net income per share:
Basic	$0.012	$0.038	$0.029	$0.027
Diluted	$0.011	$0.036	$0.025	$0.024
Weighted average shares outstanding:
Basic	13,773,219	13,773,219	13,776,969	13,792,523
Diluted	14,366,506	14,584,284	15,582,248	15,794,293

Item 8C.

	Fiscal Year 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$2,414,923	$2,445,327	$2,603,236	3,510,195
Total operating expenses	1,605,516	1,723,395	1,792,007	2,819,509
Other Income (expense)	14,352	22,902	21,412	(125,770)
Net income before provision for income taxes	823,759	744,834	832,641	564,916
Net income	548,932	500,056	538,085	375,459

Net income per share:
Basic	$0.04	$0.03	$0.04	$0.02
Diluted	$0.03	$0.03	$0.03	$0.02
Weighted average shares outstanding:
Basic	14,284,348	14,379,061	14,484,319	15,821,575
Diluted	15,971,013	15,081,666	15,891,298	17,251,219

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

As required by SEC Rule 13a-15(b), GlobalSCAPE carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of GlobalSCAPE’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, management concluded that GlobalSCAPE’s disclosure controls and procedures were effective as of December 31, 2006 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

 (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                 Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K as to Directors is incorporated herein by reference to such information included in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 1, 2007 under the caption “Election of Directors.”  Also see Item 4A of Part I of this Form 10-K.  The information called for by Item 10 of Form 10-K as to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to such information included in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 1, 2007 under the caption “Executive Officers.”

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President (its chief executive officer) and its Vice President of Finance and Operations (its chief financial officer).  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

Bernard Schneider

Chief Financial Officer

GlobalSCAPE, Inc.

6000 Northwest Parkway, Suite 100

San Antonio, Texas  78249

Item 11.                   Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 1, 2007, under the caption “Executive Compensation” except for those parts under the captions “ Compensation Committee Report on Executive Compensation”.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 1, 2007, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.                   Certain Relationships and Related Transactions and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on June 1, 2007, under the caption “Certain Relationships and Related Transactions.”

Item 14.                   Principal Accountant Fees and Services.

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on June 1, 2007 under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.                   Exhibits, Financial Statement Schedules

(a)(1)       Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

•                  Consolidated balance sheets — December 31, 2005 and 2006

•                  Consolidated statements of operations — Years ended December 31, 2004, 2005 and 2006

•                  Consolidated statements of stockholders’ equity — Years ended December 31, 2004, 2005 and 2006

•                  Consolidated statements of cash flows — Years ended December 31, 2004, 2005 and 2006

•                  Notes to consolidated financial statements — December 31, 2006

(2)                      Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)       Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger dated September 22, 2006 by and among GlobalSCAPE, Inc., GA Acquisition Corporation, Availl, Inc., Chuck Shavit, Ellen Ohlenbusch, Craig Randall, Ronald Lachman, Lachman Goldman Ventures LLC and Chuck Shavit as Stockholders’ Representative (Filed as Exhibit 2.1 to Form 8-K filed September 27, 2006)

3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-Kfiled November 17, 2006).
3.2	Amended and Restated Bylaws of the Company effective as of November 13, 2006 (Filed as Exhibit 3.2 to Form 8-K filed November 17, 2006).
4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Annual Report on Form 10-K filed April 2, 2001).
4.2	Registration Rights Agreement dated November 16, 2006 by and between GlobalSCAPE, Inc. and the Purchasers signatory thereto (filed as Exhibit 4.1 to Form 8-K filed November 17, 2006)
*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10 filed May 12, 2000).
*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10 filed May 12, 2000).
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
10.17

Securities Purchase Agreement dated November 13, 2006 by and among GlobalSCAPE, Inc., the Stockholders named in Schedule I thereto and the Purchasers named therein (Filed as Exhibit 10.1 to Form 8-K filed November 17, 2006).

10.18	Form of Common Stock Purchase Warrant (Filed as Exhibit 10.2 to Form 8-K filed November 17, 2006).
10.19	Loan and Security Agreement dated September 22, 2006 by and between GlobalSCAPE, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to Form 8-K filed September 27, 2006).
*10.20	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)
21	Subsidiaries (Filed as Exhibit 21 on Form 10-K filed March 24, 2005).
23.1	Consent of PMB Helin Donovan, LLP (filed herewith).
31.1	Rule 13a-14(a)/15d - 14(a) Certification of Charles R. Poole, President and Chief Executive Officer of GlobalSCAPE, Inc. (filed herewith).
31.2	Rule 13a-14(a)/15d - 14(a) Certification of Bernard N. Schneider, Chief Financial Officer (filed herewith).
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 22, 2007.

GlobalSCAPE, Inc.

By:	/s/ CHARLES R. POOLE
Charles R. Poole
President and Chief Executive Officer

By:	/s/ BERNARD SCHNEIDER
Bernard Schneider
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 22, 2007.

Signature	Title

/s/ CHARLES R. POOLE	President, CEO and Director
Charles R. Poole	(Principal Executive Officer)

/s/ THOMAS W. BROWN	Chairman of the Board and Director
Thomas W. Brown

/s/ DAVID L. MANN	Director
David L. Mann

/s/ PHILLIP M. RENFRO	Director
Phillip M. Renfro

/s/ FRANK M. MORGAN	Director
Frank M. Morgan

/s/ BERNARD N. SCHNEIDER	Chief Financial Officer,
Bernard N. Schneider	Secretary
(Principal Accounting and Financial Officer)