Form 10-Q
period 2007-03-31
GLOBALSCAPE INC
filed 2007-05-09
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERTLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File No. 000-30617

GlobalSCAPE, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2785449
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6000 Northwest Parkway, Suite 100
San Antonio, Texas
(Address of Principal	78249
Executive Office)	(Zip Code)

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

As of May 8, 2007 there were 17,225,226 shares of common stock, par value $0.001 per share, outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2007

GlobalSCAPE®, CuteFTP Pro®, CuteZIP®,  and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP. CuteFTP, CuteHTML, GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML, and Enhanced File Transfer Server are trademarks of GlobalSCAPE Texas, LP. Other trademarks and tradenames in this report are the property of their respective owners.

Part I. Financial Information

Item 1.                          Financial Statements

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	March 31,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,632,666	$1,355,483
Accounts receivable (net of allowance for doubtful accounts of $59,458 and $35,842 at December 31, 2006 and March 31, 2007, respectively)	1,592,846	1,608,412
Federal income tax receivable	73,525	-
Prepaid expenses	115,754	116,381
Total current assets	6,414,791	3,080,276

Property and equipment:
Furniture and fixtures	343,702	343,702
Software	323,161	359,231
Equipment	720,107	756,465
Leasehold improvements	191,090	191,090
	1,578,060	1,650,488
Accumulated depreciation and amortization	1,345,881	1,377,466
Net property and equipment	232,179	273,022

Other assets:
Goodwill	9,653,059	9,653,059
Deferred tax asset	8,724	111,198
Other	58,996	22,646
Total other assets	9,720,779	9,786,903

Total assets	$16,367,749	$13,140,201

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	March 31,
	2006	2007
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$371,093	267,804
Accrued expenses	377,940	399,782
Federal income tax payable	-	265,066
Long-term debt, current portion	1,539,455	-
Deferred revenue	1,377,037	1,542,228
Total current liabilities	3,665,525	2,474,880

Long-term liabilities:
Deferred compensation	52,487	66,157
Long-term debt, non-current portion	3,070,757	-
Other long-term liabilities	5,941	2,806
Total long-term liabilities	3,129,185	68,963

Total Liabilities	6,794,710	2,543,843

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share,10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share,40,000,000 shares authorized, 16,490,146 and 17,225,226 shares issued and outstanding at December 31, 2006 and March 31, 2007, respectively	16,490	17,225
Additional paid-in capital	6,363,520	6,912,890
Retained earnings	3,193,029	3,666,243
Total stockholders’ equity	9,573,039	10,596,358
Total liabilities and stockholders’ equity	$16,367,749	$13,140,201

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2006	2007
Operating revenues:
Software product revenues	$2,194,316	$2,946,822
Maintenance and support (net ofdeferred revenues)	220,607	676,325
Total revenues	2,414,923	3,623,147

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	141,411	58,942
Selling, general and administrative Expenses	1,210,737	2,298,146
Research and development expenses	229,330	437,544
Depreciation and amortization	21,237	31,585
Total operating expense	1,602,715	2,826,217
Income from operations	812,208	796,930

Other income (expense):
Interest expense	-	(66,274)
Interest income	13,925	1,748
Gain on sale of assets	427	—
Other income	-	1,624
Total other income (expense)	14,352	(62,902)
Income before income taxes	826,560	734,028

Income tax expense	277,628	260,814

Net income	$548,932	$473,214

Net income per common share- basic	$0.04	$0.03
Net income per common share- assuming dilution	$0.03	$0.03

Average shares outstanding:
Basic	14,284,348	17,138,780
Diluted	15,971,013	17,950,681

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2006	2007
Operating Activities:
Net income	$548,932	$473,214
Adjustments to reconcile net income to net cash provided by operating activities:

Bad debt expense	1,797	(11,995)
Depreciation and amortization	21,237	31,585
Amortization of deferred loan costs	-	36,345
Gain on disposition of assets	(427)	-
Stock-based compensation	47,816	223,347
Deferred taxes	2,587	(102,474)

Changes in operating assets and liabilities:
Accounts receivable	(328,922)	(3,571)
Prepaid expenses	(2,921)	(627)
Accounts payable	(18,656)	(103,289)
Accrued expenses	26,439	21,842
Federal income tax payable	154,710	338,591
Deferred revenues	157,700	165,191
Deferred compensation	6,734	13,670
Other long-term liabilities	(2,805)	(3,130)

Net cash provided by operating activities	614,221	1,078,699

Investing Activities:
Proceeds from sale of property and equipment	427	-
Purchase of property and equipment	(34,039)	(72,428)

Net cash used in investing activities	(33,612)	(72,428)

Financing Activities:
Issuance of common stock	19,068	326,758
Bank borrowings	-	(4,610,212)

Net cash provided by financing activities	19,068	(4,283,454)

Net increase (decrease) in cash	599,677	(3,277,183)

Cash at beginning of period	2,029,473	4,632,666

Cash at end of period	$2,629,150	$1,355,483

Supplemental disclosures:

Interest paid	-	$29,929
Income taxes paid	$120,330	$14,132

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

Our file transfer products provide for the privacy of critical information such as medical records, financial data, customer files and other similar documents. In addition, these products provide for compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes.

Through Availl Inc. (Availl), our wholly-owned subsidiary which we acquired in September 2006, we also provide Wide-Area Files Systems (WAFS) and Continuous Data Protection (CDP) software.  This addition expands GlobalSCAPE’s technology base into data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery.  We believe that our expanded product offering uniquely positions us to provide comprehensive, secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

During the three months ended March 31, 2007, approximately 67% of our revenues were generated from customers within the United States, with the remaining 33% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP Home and CuteFTP Pro accounted for 50% and 30% of our revenues in 2005 and 2006, respectively, and 35% and 24% of our revenues in the first quarter of 2006 and 2007, respectively.  The combined sales of our Secure Server and Enhanced File Transfer products grew from 43% of our revenues in 2005 to 61% in 2006, and represented 62% and 55% of our revenues for the three months ended March 31, 2006 and 2007, respectively.  Sales of the WAFS and CDP products represented 7% of our 2006 annual revenue and 22% of our revenues for the first quarter of 2007.

Corporate Structure

Prior to September 22, 2006, all of the Company’s operations were conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.

On September 22, 2006, GlobalSCAPE acquired one hundred percent (100%) of the issued and outstanding capital stock of Availl, a privately held corporation, pursuant to an Agreement and Plan of Merger with Availl and its stockholders.  The purchase price was $9.65 million of which $7.65 million was paid in cash and $2.0 million was paid in shares of GlobalSCAPE common stock.

Availl will continue to operate as a wholly-owned subsidiary of GlobalSCAPE, Inc. based in Andover, Massachusetts.   GlobalSCAPE, Inc. is a holding company and conducts no operations; however, the stock of GlobalSCAPE, Inc. is quoted on the OTC Bulletin Board.  References to “GlobalSCAPE” or the “Company” refer collectively to GlobalSCAPE Texas, LP, its partners and Availl unless otherwise indicated.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements.”  Accordingly, they do not include all information and footnotes required under generally accepted accounting principles for complete consolidated financial statements.  In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been made.  The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  For further information, refer to the consolidated financial statements and footnotes included in GlobalSCAPE’s Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation

The consolidated financial statements include all subsidiaries.  All inter-company transactions and balances have been eliminated.

Liquidity

The use of capital resources is driven principally by the need to enhance existing products and to develop or acquire new products.  The amount of such expenditures has a direct impact on the ability to offer enhanced and new products to customers.  The Company’s principal source of funds is cash flow from operations which, in turn, is highly dependent on sales revenue.  At December 31, 2006, the Company had cash available of $4.6 million.  During the three months ended March 31, 2007, the Company generated $1.1 million of cash from operations, which was used along with other funds in the early payoff of the term loan from the Availl acquisition.  We continue to generate cash in excess of our operational needs.

The Company entered into a loan agreement with Silicon Valley Bank on September 22, 2006 which involved a $5,000,000 term loan agreement which we used to finance part of the cash portion of the purchase price for Availl.  The term loan has been fully repaid as of March 31, 2007. The loan agreement also established a $750,000 revolving line of credit for two years at an interest rate of prime plus 1.00%.

As of March 31, 2007, the Company had cash and cash equivalents of $1.4 million and had net working capital of $605,000.  Management believes this level of working capital, together with availability under the Company’s revolving credit facility with Silicon Valley Bank and the excess cash generated by the profitable operation of the business, is adequate to finance the Company’s current level of operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on operating income as previously reported.

Sale / Disposal of Assets

During the first quarter of 2006, the Company disposed of equipment with an original purchase price of $15,362 and recognized a gain of $427 related to the disposal of these assets.  The Company had no asset disposals in the three months ending March 31, 2007.

Goodwill

As of March 31, 2007, GlobalSCAPE had goodwill in the amount of $9.7 million associated with the acquisition of Availl.  This acquisition was accounted for using the purchase method of accounting. See

Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise.

No allocation has been made to intangible assets as of March 31, 2007.  Management will determine the proper value of intangible assets acquired from Availl, Inc. and allocate a portion of the goodwill to intangible assets within the next six months.

Acquisitions

On September 22, 2006, the Company completed the acquisition of all of the issued and outstanding shares of Availl, a privately held provider of Wide Area Files Systems (WAFS) and Continuous Data Protection (CDP) software, for $7.65 million in cash and $2.0 million in the form of 716,846 shares of GlobalSCAPE common stock. The Company incurred direct acquisition costs of approximately $127,000. In connection with the acquisition, $850,000 of the cash consideration in this acquisition was placed into an escrow account for purposes of settling indemnification claims for the eighteen-month period following the closing. In accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the Company has used $2.79 as the per share amount to value the common stock consideration paid to Availl shareholders (representing the average of the closing prices of GlobalSCAPE’s common stock for the thirty days before the date of the closing of the merger, September 22, 2006). Pursuant to the terms of the acquisition, the Company granted stock options to the former Availl stockholders who were also employees under the GlobalSCAPE, Inc. 2000 Stock Option Plan. Exercising the options under this plan is contingent upon the individual’s continued employment with the Company and will be vested over three years in three annual installments.

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

A summary of the purchase price allocation is as follows:

Purchase price -
Cash paid	$7,650,000
Stock issued	2,000,000
Legal and other acquisition costs	126,931

Acquisition costs	9,776,931
Net fair value of assets acquired and liabilities assumed	(123,872)

Goodwill acquired	$9,653,059

The net fair value of assets acquired and liabilities assumed of Availl at the acquisition date was as follows:

Cash	$191,276
Accounts receivable, net	553,798
Fixed assets	26,411
Other assets	13,555
Accounts payable and accrued expenses	(226,719)
Deferred tax liability	(71,693)
Deferred revenue	(362,756)

Net fair value of assets acquired and liabilities assumed	$123,872

Stock-Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options to employees. Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the Plan), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. During the three months ended March 31, 2007, no stock options were granted.

The exercise price, term and other conditions applicable to each stock option granted under the stock plans are determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The options generally become exercisable over a three-year period and expire after ten years.

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

There was $223,000 of compensation cost related to non-qualified stock options recognized in operating results in the three months ended March 31, 2007.

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

Three Months Ended March 31, 2007

Expected volatility	98%
Expected annual dividend yield	0%
Risk free rate of return	4.67%
Expected option term (years)	6.01

The following table summarizes information about stock option activity for the three months ended March 31, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)
Outstanding at December 31, 2006	2,480,640	$1.16	7.25	$4.3

Granted	-

Exercised	(735,080)	$.445		$1.9

Lapsed or canceled	-

Outstanding at March 31, 2007	1,745,560	$1.47	7.25	$2.5

Exercisable at March 31, 2007	630,980	$.76	7.63	$1.4

There were no options granted during the three months ended March 31, 2007.  The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2007 was $1.9 million. During the three months ended March 31, 2007, the amount of cash received from the exercise of stock options was $327,000 with no associated tax benefit. The following table summarizes information about nonvested stock option awards as of March 31, 2007 and changes for the three months ended March 31, 2007.

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	1,180,580	$1.52
Granted	-	-
Vested	66,000	1.23
Forfeited	-	-

Non-vested at March 31, 2007	1,114,580	$1.54

At March 31, 2007, there was $1.3 million of total unrecognized compensation cost related to non-vested non-qualified stock option awards which is expected to be recognized over a weighted-average period of three years. There were 66,000 options that became vested during the three months ended March 31, 2007.

Common Stock and Warrants

On November 13, 2006, GlobalSCAPE entered into a securities purchase agreement with accredited investors, who paid it an aggregate of $3.4 million in gross proceeds in consideration for 1,352,000 shares of GlobalSCAPE common stock at a price of $2.50 per share.  The Company also granted warrants to purchase 1,352,000 shares of its common stock to the investors with an exercise price of $3.15 per share, subject to certain adjustments. The exercise price will not, in any event, be adjusted to a price of less than $2.81 per share except in the event of stock dividends, stock splits or similar events.  The warrants have a

5-year term and will be exercisable beginning May 15, 2007.  As part of this transaction, GlobalSCAPE filed a registration statement to register the resale of these shares by the investors.  The registration statement was declared effective by the SEC on April 16, 2007.

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

	Three months ended March 31,
	2006	2007
Numerators
Numerators for basic and diluted earnings per share:
Net income	$548,932	$473,214

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding — basic	14,284,348	17,138,780

Dilutive potential common shares
Stock options (1)	1,686,665	811,901
Denominator for dilutive earnings per share	15,971,013	17,950,681
Net income per common share	$0.04	$0.03
Net income per common share — assuming dilution	$0.03	$0.03

(1)             For the three months ended March 31, 2006, 160,000 options have not been included in dilutive shares, as the effect would be anti-dilutive.

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

The following is a brief description of our products:

•                  File Management Products — Our File Management products are best known for the “CuteFTP” product line. They primarily consist of products that help users securely move and copy files on the internet. A substantial portion of our revenues are derived from licensing our File Management products. Some of our products encrypt the transfers for security using technology similar to a Web browser. The products consist of three product categories: client, server and compression transfer. Our File Management product line includes CuteFTP Home, Cute FTP Professional, SecureFTP Server, and Enhanced File Transfer.

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

Our strategy is to continue enhancing our file transfer products to meet the demands of both individual and enterprise users, while improving the security features of our current product line, and to expand into growing markets through the acquisition of compatible companies and products.  We acquired Availl, a leading provider of Wide-Area File System (WAFS) collaboration and Continuous Data Protection (CDP) products as part of this strategy.  This acquisition expanded our technology base into data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery.  We believe that these new products give us entry into two large and rapidly growing markets.

We believe that our continued growth will come not only through the further development of our SecureFTP Server and Enhanced File Transfer products and the growing demand for file security when transferring information across the internet, but also through the aggressive exploitation of the data replication and protection markets.  Based upon estimates by Gartner, Inc., and other consulting groups in our markets, we believe that the WAN optimization/WAFS market is currently $300 million annually and growing at 20% - 30% per year, and the CDP market is of similar size but in the early stages of adoption and growing rapidly.  In addition, we believe that the WAFS and CDP products are highly complementary to our traditional Secure File Transfer products facilitating cross sales and new customer penetration.

Liquidity and Capital Resources

Our capital requirements principally relate to our need to enhance our existing products and to develop or acquire new products.  The amount of our capital expenditures has a direct impact on our ability to offer enhanced and new products to our customers.  We rely heavily on cash flows from operations and prior to 2006, these cash flows were significantly dependent upon sales of CuteFTP Home and CuteFTP Professional, which accounted for 50% and 30% of our revenues in the years ended December 31, 2005 and 2006, respectively.  The sales of these products have remained relatively flat over the prior two years while becoming an increasingly smaller portion of our total revenue.  Much of the percentage decline of revenues from the sale of these two products was caused by significant increases in the sales of other products in 2006, namely, SecureFTP Server and Enhanced File Transfer, which collectively accounted for 43% and 61% of our revenues in the years ended December 31, 2005 and 2006, respectively, and 62 % and 55 % for the three months ended March 31, 2006 and 2007, respectively.  Revenues in total increased 64% when comparing 2006 to 2005 and 50% when comparing the three months ended March 31, 2006 and 2007.  Sales of CuteFTP Home and CuteFTP Professional were $856,000 and $878,000 for the three months ended March 31, 2006 and 2007 respectively.  While the sales were virtually unchanged, the percent they represent of the sales of all products continued to decline from 35% for the first quarter of 2006 to 24% for the first quarter of 2007, demonstrating the shift of sales volume to our other products which now includes WAFS and CDP.

Our principal sources of capital are cash on hand and cash flow from operations and availability under our revolving line of credit.  At March 31, 2007, we had cash on hand of $1.4 million and we continue to generate cash in excess of our operational needs.  To the extent that sales decline, our cash flow from operations will also decline.  If sales decline or our liquidity otherwise requires, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into other credit arrangements in order to finance future acquisitions or licensing activities.

At March 31, 2007, we had $750,000 of availability under our revolving line of credit.  Borrowings under our revolving credit facility bear interest at 1.00% above the Bank’s prime rate and mature on September 22, 2008.  Interest payments are due on the first day of each calendar month.

The revolving credit facility is secured by substantially all of the assets of GlobalSCAPE and its subsidiaries including Availl.  The loan agreement contains customary covenants including covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, maintenance of inventory, payment of taxes, maintaining insurance, and protection of intellectual property rights.  GlobalSCAPE and its subsidiaries are also prohibited from selling any of their assets other than in the ordinary course of business, acquiring any other entities, changing the types of business they are engaged in, incurring indebtedness other than that permitted by the loan agreement, incurring any liens on their assets other than those permitted by the loan agreement, making certain investments or paying any dividends on, or acquiring, any shares of their capital stock.  The loan agreement contains two financial covenants.  GlobalSCAPE and its subsidiaries must maintain:

•                  a ratio of (A) EBITDA less the sum of (i) cash taxes paid and (ii) non-financed capital expenditures (excluding non-cash stock options and taxes already accrued), to (B) the sum of (i) principal plus (ii) interest paid to Bank, of at least 1.5 to 1.00; and

•                  a ratio of total funded debt to EBITDA of not more than 2.00 to 1.00.

GlobalSCAPE was not in compliance with the first ratio as of December 31, 2006, but received a waiver of this covenant from the lender.  At March 31, 2007, we were in compliance with these covenants.

The loan agreement also contains customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, certain bankruptcy and insolvency events, the breach of other agreements creating indebtedness of $50,000 or more and the entry of a judgment of $50,000 or more against GlobalSCAPE or any of its subsidiaries.

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2007 as compared to $614,000 in the three months ended March 31, 2006.  Cash provided by operations for the three months ended March 31, 2007, was primarily the result of net income, plus an increase in stock-based compensation, federal income tax payable and deferred revenue, offset by a decrease in accounts payable and an increase in deferred tax assets.

Net cash used in investing activities for the three months ended March 31, 2006 and 2007 was ($34,000) and ($72,000), respectively.  In both periods, the cash used in investing activity was primarily for the purchase of computer equipment and software.

Net cash provided in financing activities during the three months ended March 31, 2006 and 2007 were $19,000 and ($4.3 million)  respectively.  In 2006, the increase in cash provided from financing activities was from issuance of stock from exercised options.  In 2007, the decrease in cash from financing activities was primarily the result of the payoff of the term loan with Silicon Valley Bank.

As of March 31, 2007, we had $1.4 million in cash and cash equivalents, total current assets of $3.1 million and current liabilities of $2.5 million, resulting in working capital of $605,000.  The primary component of current liabilities at March 31, 2007 was $1.5 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts.  At March 31, 2007, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable.   The commitments related to royalty agreements are contingent on sales volumes.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. The facilities that we currently occupy are expected to be sufficient for our growth over the next twelve months.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for 2007.

Contractual Obligations

The following table sets forth the future minimum payments required under contractual commitments at March 31, 2007:

	Payments Due by Fiscal Year
Contractual Obligations	2007 (1)	2008	2009	Thereafter	Total
Operating Lease	$211,267	$190,063	$81,667	-	$482,997
Equipment Leases	1,268	-	-	-	1,268
Total Cash Obligations	$212,535	$190,063	$81,667	-	$484,265

(1)             Amounts for 2007 reflect the future minimum payments for the remaining nine months of the fiscal year.

Critical Accounting Policies

There were no changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 during the quarter ended March 31, 2007.

Inflation

Increases in inflation generally result in higher interest rates and operating costs.  Our greatest exposure is to the cost of salaries and general and administrative expenses. To date we believe that inflation has not had a significant impact on our operations.

Seasonality

Historically, our internet sales have been subject to seasonal variations. We experience significantly less sales volume during national holidays and weekends when compared to normal business days.  In the fourth quarter of 2005, our sales revenues decreased approximately 5% over the prior quarter.  However, this trend did not exist in 2006 where the internet sales increased in the fourth quarter by 7% over the third quarter of the same year.  Over the past two years internet sales have remained relatively flat while sales of our file transfer server products have increased by 130% growing to become 61% of total sales.  As a result of this change in mix of products and the apparent reversal of the internet sales seasonality in 2006, we do not expect seasonality to have a significant impact on sales in 2007.  In the three months ending March 31, 2007, seasonality had no material effect on internet sales volume.

Comparison of the Three Months ended March 31, 2006 and 2007

	2006	2007	$ Change	% Change
Software product revenues	$2,414,923	$3,623,147	$1,208,224	50%
Cost of revenues	141,411	58,942	(82,469)	(58)%
Selling, general and administrative Expenses	1,210,737	2,298,146	1,087,409	90%
Research and development expenses	229,330	437,544	208,214	91%
Depreciation and amortization	21,237	31,585	10,348	49%
Total operating expense	1,602,715	2,826,217	1,223,502	76%
Income (loss) from operations	812,208	796,930	(15,278)	(2)%
Other Income (expense)	14,352	(62,902)	(77,254)	(538)%
Income tax expense	277,628	260,814	(16,814)	(6)%
Net income (loss)	$548,932	$473,214	$(75,718)	(14)%

Revenue. We derive revenues primarily from software sales.  Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the three months ended March 31, 2006 and 2007, total revenues increased by $1.2 million or approximately 50% from $2.4 million to $3.6 million largely due to the increase in revenues from sales of our Wide-Area File Systems, SecureFTP Server and Enhanced File Transfer products. Unit volume increased with approximately 73,500 licenses sold in the three months ended March 31, 2006 versus 79,000 sold in the same period in 2007.  The 7% increase in unit volumes included a richer sales mix of our higher priced Enhanced File Transfer, WAFS and CDP offerings resulting in an increase in the average selling price of our products from $34.77 in the three months ended March 31, 2006  to $48.02 in the same period in 2007.

Our first quarter 2007 revenues, though up substantially from the same quarter in 2006, did not increase as much as we had anticipated.  The amount of time required to make improvements to our WAFS and CDP products that we believe are necessary has been greater than we had expected.  Consequently, we have not been able to aggressively market the Wide-Area File Systems and Continuous Data Protection products to our existing customer base and to the market in general in the first quarter as we had initially planned.  We believe that good progress is currently being made on the product improvements and we anticipate a more aggressive sales push for these products in the latter half of the second quarter.

The following table reflects revenue by product including the related maintenance and support for each product

	Revenue for
	Quarter ending March 31,
Product	2006		2007
Enhanced File Transfer	$894,104	37.0%	$1,244,114	34.3%
SecureFTP Server	595,541	24.7%	741,889	20.5%
CuteFTP Professional	590,680	24.4%	562,877	15.5%
CuteFTP Home	265,723	11.0%	315,372	8.7%
Wide-Area File Systems	-	-	714,930	19.7%
Continuous Data Protection	-	-	81,444	2.3%
All Others	226,574	9.4%	127,711	3.5%
Deferred Revenue adjustment	(157,699)	(6.5)%	(165,190)	(4.5)%
Total Operating Revenues	$2,414,923	100.0%	$3,623,147	100.0%

Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$378,306	14.7%	$ 841,515	22.2%

Our Wide-Area File Systems and Continuous Data Protection products, which we began selling after completing the Availl acquisition in September 2006, accounted for approximately 22% of total revenue for the first quarter of 2007.  Sales of our Secure Server and Enhanced File Transfer products grew by 33% in the three months ended March 31, 2007, to $2.0 million from $1.5 millions in the same period in 2006 and represented approximately 62% of our total revenues in the first three months of 2006 as compared to 55% in the same period in 2007.  The increase in revenues from these products was the result of an increased emphasis of our internal sales group to market and sell these products to meet the needs of businesses to transfer files in a secure fashion using business or enterprise level software. The decrease in the percentage of sales represented by these products was the result of the introduction of our WAFS and CDP products.  Revenues from CuteFTP Home and CuteFTP Professional increased by 3% as compared to the quarter ended March 31, 2006 and accounted for approximately 35% and 24% of total revenues for the three months ended March 31, 2006 and 2007, respectively.  These changes reflect the continuing maturity of CuteFTP and CuteFTP Pro, and the availability of low cost alternatives to occasional users.  We believe that our reliance on these products will continue to decline as we emphasize sales of our more complex products.  In addition, because of the more complex nature of Secure Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support.  As a result, our maintenance and support revenues increased by 207% from the first three months of 2006 to the same period in 2007 from $221,000 in 2006 to $676,000 in 2007, net of deferred revenue.  Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues.  Cost of revenues consists primarily of royalties and production, packaging and shipping costs for boxed copies of software products.  Cost of revenues decreased $82,000 or 58% between periods from $141,000 for the three months ended March 31, 2006 to $59,000 for the three months ended March 31, 2007.  Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  Cost of revenues as a percent of total revenues was 6% for the three months ended March 31, 2006 as compared to 2% for the same period in 2007.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended March 31, 2006 and 2007, selling, general and administrative expenses were $1.2 million and $2.3 million, respectively, an increase of  $1.1 million.  Of this increase, 57% or $653,000 was attributable to Availl.  Of the non-Availl expenses, salaries increased 18% as we have hired new employees in order to support current and projected growth.  Commissions and bonuses increased 35% as a result of the increase in revenues.  In the three months ended March 31, 2006 and 2007 we expensed $48,000 and $223,000 respectively, for stock based compensation related to the granting of stock options to employees as required by FAS123R.

Research and Development.  Research and development expenses increased $208,000 or 91% between periods, from $229,000 to $438,000.  The increase was due largely to additional expenditures for external development resources and hiring of additional personnel needed to support the Availl products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets, amortization of the trademark associated with our purchase of CuteFTP and in prior periods, amortization of capitalized development costs. Depreciation and amortization expense increased from $21,000 to $32,000, an increase of approximately 49%.  This increase was due primarily to the addition of the assets from the Availl acquisition and the capitalization of $56,000 of equipment and software during the first quarter.

Other Income, Expense.  For the three months ended March 31, 2006 and 2007, interest expense increased from $0 to $66,000, respectively.  The interest expense incurred during 2007 was paid on the term loan related to the acquisition of Availl. We earned $14,000 and $2,000 in interest during the first quarter of 2006 and 2007 respectively from investing our excess cash which was reduced significantly in 2007 by the use of cash in the early payoff of the term loan.

Income Taxes.  The provision for federal income taxes for the quarter ended March 31, 2006 and 2007 respectively was $278,000 and $261,000. The decrease in federal income taxes versus last year is the result of decreased income upon which tax is due.  Beginning January 1, 2007, the state of Texas has imposed a new margin tax equal to 1% of the Company’s revenue less compensation expense (based on Texas source income).  In the three months ended March 31, 2007, the tax equaled approximately $21,000.

Net Income.  GlobalSCAPE recorded net income of $549,000 and $473,000 for the three months ended March 31, 2006 and 2007, respectively.  The decrease in net income was only $76,000 even though the Company incurred substantial increases in SG&A and R&D expenses related to Availl plus had an additional $176,000 in compensation expense as required by FAS 123R for grants of employee stock options.

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

In the three months ended March 31, 2007, approximately 33% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of this currency translation will not be material to our business.

Item 4.                          Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

 There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our financial reporting.

Part II.  Other Information

Item 1.                          Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A.                 Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing GlobalSCAPE.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.

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

GLOBALSCAPE, INC.

May 9, 2007	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Executive Officer

May 9, 2007	By:	/s/ Bernard N. Schneider
Date		Bernard N. Schneider
Chief Financial Officer