Form 10-Q
period 2007-06-30
GLOBALSCAPE INC
filed 2007-08-13
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to          .

Commission File No. 001-33601

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

☐ Yes    ☒ No

As of August 10, 2007, there were 17,242,126 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2007

GlobalSCAPE®, CuteFTP Pro®, CuteZIP® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP.  CuteFTP, CuteHTML, GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML, and Enhanced File Transfer Server are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I.              Financial Information

Item1. Financial Statements

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	June 30,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,632,666	$4,497,836
Accounts receivable (net of allowance for doubtful accounts of $59,458 and $48,243 at December 31, 2006 and June 30, 2007, respectively)	1,592,846	1,871,304
Federal income tax receivable	73,525	17,371
Prepaid expenses	115,754	74,943
Total current assets	6,414,791	6,461,454

Property and equipment:
Furniture and fixtures	343,702	343,702
Software	323,161	363,908
Equipment	720,107	780,932
Leasehold improvements	191,090	191,090
	1,578,060	1,679,632
Accumulated depreciation and amortization	1,345,881	1,412,309
Net property and equipment	232,179	267,323

Other assets:
Goodwill	9,653,059	9,753,059
Deferred tax asset	8,724	186,831
Other	58,996	22,648
Total other assets	9,720,779	9,962,538

Total assets	$16,367,749	$16,691,315

	December 31,	June 30,
	2006	2007
		(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$371,093	$307,572
Accrued expenses	377,940	985,415
Federal income tax payable	—	830,812
Long-term debt, current portion	1,539,455	—
Deferred revenue	1,377,037	1,941,632
Total current liabilities	3,665,525	4,065,431

Long-term liabilities:
Deferred compensation	52,487	78,924
Long-term debt, non-current portion	3,070,757	—
Other long-term liabilities	5,941	—
Total long-term liabilities	3,129,185	78,924

Total Liabilities	6,794,710	4,144,355

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 16,490,146 shares issued and outstanding at December 31, 2006, and 17,232,526 shares issued and 17,112,373 shares outstanding at June 30, 2007	16,490	17,233
Treasury stock, at cost, 120,153 shares at June 30, 2007	—	(379,733)
Additional paid-in capital	6,363,520	7,128,337
Retained earnings	3,193,029	5,781,123
Total stockholders’ equity	9,573,039	12,546,960

Total liabilities and stockholders’ equity	$16,367,749	$16,691,315

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Operating revenues:
Software product revenues	$2,133,525	$5,557,388	$4,327,840	$8,504,210
Maintenance and support (net of deferred revenues)	311,802	860,637	532,409	1,536,962
Total revenues	2,445,327	6,418,025	4,860,249	10,041,172

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	85,507	60,230	226,918	119,170
Selling, general and administrative expenses	1,346,972	2,587,435	2,560,509	4,921,719
Research and development expenses	267,474	551,211	496,804	988,961
Depreciation and amortization	23,442	34,843	44,679	66,429
Total operating expense	1,723,395	3,233,719	3,328,910	6,096,279
Income from operations	721,932	3,184,306	1,531,339	3,944,893

Other income (expense):
Interest expense	—	(1,222)	—	(31,151)
Interest income	23,005	10,965	36,930	12,712
Gain on sale of assets	191	—	619	—
Other expense	(294)	—	(294)	1,624
Total other income (expense)	22,902	9,743	37,255	(16,815)
Income before income taxes	744,834	3,194,049	1,568,594	3,928,078

Income tax expense:
Federal	244,778	1,037,742	519,606	1,273,858
State	—	41,431	—	66,128
Total income tax provision	244,778	1,079,173	519,606	1,339,986

Net income	$500,056	$2,114,876	$1,048,988	$2,588,092

Net income per common share- basic	$0.03	$0.12	$0.07	$0.15
Net income per common share- assuming dilution	$0.03	$0.12	$0.07	$0.14

Average shares outstanding:

Basic	14,379,061	17,226,066	14,379,061	17,204,922
Diluted	15,081,666	18,061,782	15,065,152	18,036,354

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2007
Operating Activities:

Net Income	$1,048,988	$2,588,092

Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	(4,290)	(11,215)
Depreciation and amortization	44,679	66,429
Amortization of deferred loan costs	—	36,345
(Gain) loss on disposition of assets	(619)	—
Stock-based compensation	120,538	435,858
Deferred taxes	824	(178,107)

Changes in operating assets and liabilities:
Accounts receivable	(219,551)	(367,243)
Prepaid expenses	(36,616)	40,811
Accounts payable	(26,746)	(63,521)
Accrued expenses	76,633	607,475
Federal income tax payable	153,492	886,966
Deferred revenues	286,211	564,595
Deferred compensation	13,006	26,437
Other long-term liabilities	(6,228)	(5,937)
Net cash provided by operating activities	1,450,321	4,626,985

Investing Activities:
Proceeds from sale of property and equipment	619	—
Purchase of property and equipment	(73,849)	(101,572)
Net cash used in investing activities	(73,230)	(101,572)

Financing Activities:
Issuance of common stock	28,968	329,702
Treasury stock	—	(379,733)
Repayment of long-term debt	—	(4,610,212)
Net cash provided by financing activities	28,968	(4,660,243)

Net increase (decrease) in cash	1,406,059	(134,830)

Cash at beginning of period	2,029,473	4,632,666

Cash at end of period	$3,435,532	$4,497,836

See accompanying notes.

Supplemental disclosures:

Interest paid	$—	$31,151

Income taxes paid	$421,920	$565,000

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

Nature of Business

GlobalSCAPE, Inc. (GlobalSCAPE), founded in April 1996, develops and distributes secure file management software that enables users to safely send data over the internet and Wide-Area Files Systems (“WAFS”) collaboration and Continuous Data Protection (“CDP”) software. Our software is used worldwide across a wide range of industries. Through the end of 2006, we had sold approximately 1.6 million software licenses and support agreements and our customer base includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

Our file transfer products provide privacy for critical information such as medical records, financial data, customer files and other similar documents. In addition, these products provide for compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes.  Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers.  We believe that we are uniquely positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

During the six months ended June 30, 2007, approximately 82% of our revenues were generated from customers within the United States, with the remaining 18% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our 2007 revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP Home and CuteFTP Pro accounted for 34% of our revenues for the first six months of 2006 and 18% of our revenues for the same period of 2007.  The combined sales of our SecureFTP Server and Enhanced File Transfer products represented 62% and 69% of our revenues for the six months ended June 30, 2006 and 2007, respectively.  Sales of the WAFS and CDP products represented 7% of our 2006 annual revenue and 15% of our revenues for the six months ended June 30, 2007.

Corporate Structure

Prior to September 22, 2006, all of the Company’s operations were conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP are two Nevada limited liability companies, which are both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.

On September 22, 2006, GlobalSCAPE acquired one hundred percent (100%) of the issued and outstanding capital stock of Availl, Inc., a privately held corporation (“Availl”), pursuant to an Agreement and Plan of Merger with Availl and its stockholders.  The purchase price was $9.65 million of which $7.65 million was paid in cash and $2.0 million was paid in shares of GlobalSCAPE common stock.

Availl operates as a wholly-owned subsidiary of GlobalSCAPE, Inc. based in Andover, Massachusetts.  GlobalSCAPE, Inc. is a holding company and conducts no operations; however, references to “GlobalSCAPE” or the “Company” refer collectively to GlobalSCAPE Texas, LP, its partners and Availl unless otherwise indicated.

On July 19, 2007 the common stock of GlobalSCAPE, Inc. began trading on the American Stock Exchange (AMEX) under the symbol GSB.

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

Liquidity

The use of capital resources is driven principally by the need to enhance existing products and to develop or acquire new products.  The amount of such expenditures has a direct impact on the ability to offer enhanced and new products to customers.  The Company’s principal source of funds is cash flow from operations which, in turn, is highly dependent on sales revenue.  During the six months ended June 30, 2007, the Company generated $4.6 million of cash from operations, $1.4 million of which was used along with other funds to repay a term loan incurred in connection with the Availl acquisition.  We continue to generate cash in excess of our operational needs. As of June 30, 2007, the Company had cash and cash equivalents of $4.5 million and had net working capital of $2.4 million.  Management believes this level of working capital, together with availability under the Company’s revolving credit facility with Silicon Valley Bank and the excess cash generated by the profitable operation of the business, is adequate to finance the Company’s current level of operations.

The Company entered into a loan agreement with Silicon Valley Bank on September 22, 2006 which involved a $5,000,000 term loan agreement which we used to finance part of the cash portion of the purchase price for Availl.  The term loan was fully repaid in the first quarter of 2007. The loan agreement also established a $750,000 revolving line of credit for two years at an interest rate of prime plus 1.00%.  At June 30, 2007, the entire amount of this line of credit was available.

On May 21, 2007, the Board of Directors approved a plan to repurchase up to $3.0 million of GlobalSCAPE common stock. The repurchase plan is designed to increase shareholders’ value and reduce the dilutive effect of GlobalSCAPE’s stock option plans. As of June 30, 2007, the company had repurchased a total of 120,153 shares at an average cost of $3.16 per share for a total of $379,733.  We base our level of stock repurchases on internal cash management decisions and this level may fluctuate from quarter to quarter. At June 30, 2007, approximately $2.6 million remained available for repurchase under the existing repurchase authorization.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Sale / Disposal of Assets

During the first six months of 2006, the Company disposed of equipment with an original purchase price of $15,362 and accumulated depreciation of $15,362. GlobalSCAPE recognized a gain of $619 related to the disposal of these assets.  The Company had no asset disposals in the six months ending June 30, 2007.

Goodwill

As of June 30, 2007, GlobalSCAPE had goodwill in the amount of $9.8 million associated with the acquisition of Availl.  This acquisition was accounted for using the purchase method of accounting. See Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise.

No allocation has been made to intangible assets as of June 30, 2007.  Management will determine the proper value of intangible assets acquired from Availl, Inc. and allocate a portion of the goodwill to intangible assets within the next six months.

Acquisitions

On September 22, 2006, the Company completed the acquisition of all of the issued and outstanding shares of Availl, a privately held provider of Wide Area Files Systems (WAFS) and Continuous Data Protection (CDP) software, for $7.65 million in cash and $2.0 million in the form of 716,846 shares of GlobalSCAPE common stock. The Company incurred direct acquisition costs of approximately $127,000. In connection with the acquisition, $850,000 of the cash consideration was placed into an escrow account for purposes of settling indemnification claims for the eighteen-month period following the closing. In accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the Company has used $2.79 as the per share amount to value the common stock consideration paid to Availl shareholders (representing the average of the closing prices of GlobalSCAPE’s common stock for the thirty days before the date of the closing of the merger, September 22, 2006). Pursuant to the terms of the acquisition, the Company granted stock options to the former Availl stockholders who were also employees under the GlobalSCAPE, Inc. 2000 Stock Option Plan. Exercising the options under this plan is contingent upon the individual’s continued employment with the Company and will be vested over three years in three annual installments.

The Availl acquisition was accounted for using the purchase method of accounting. The purchase price was paid on the September 22, 2006 closing date.  The value of assets and liabilities was estimated based on purchase price and future intended use.  In the quarter ended June 30, 2007, the Company adjusted the net fair value of assets acquired lower by $100,000 resulting in an increase in goodwill acquired of $100,000.

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

A summary of the purchase price allocation is as follows:

Purchase price -
Cash paid	$7,650,000
Stock issued	2,000,000
Legal and other acquisition costs	126,931

Acquisition costs	9,776,931
Net fair value of assets acquired and liabilities assumed	(23,872)

Goodwill acquired	$9,753,059

The net fair value of assets acquired and liabilities assumed of Availl at the acquisition date were as follows:

Cash	$191,276
Accounts receivable, net	453,798
Fixed assets	26,411
Other assets	13,555
Accounts payable and accrued expenses	(226,719)
Deferred tax liability	(71,693)
Deferred revenue	(362,756)

Net fair value of assets acquired and liabilities assumed	$23,872

Stock-Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the Employees Plan), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. During the six months ended June 30, 2007, 295,000 stock options were granted.  The exercise price, term and other conditions applicable to each stock option granted under the Employees Plan are determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The Employees Plan options generally become exercisable over a three-year period and expire after ten years.

Under the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-term Equity Incentive Plan (the Directors Plan), which was approved by the stockholders and became effective on June 1, 2007, a maximum of 500,000 shares of GlobalSCAPE common stock may be awarded. During the six months ended June 30, 2007, 80,000 stock options were granted.  The exercise price, term and other conditions applicable to each stock option granted under the Directors Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The most recently awarded Directors Plan options become exercisable over a one-year period and expire after ten years.

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. We adopted SFAS No. 123R using the modified prospective method and, accordingly, financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to non-qualified stock options.

There was $121,000 and $436,000 of compensation cost related to incentive stock options recognized in operating results in the six months ended June 30, 2006 and 2007, respectively.

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

Three Months Ended June 30, 2007

Expected volatility	96.0%
Expected annual dividend yield	0.0%
Risk free rate of return	4.79%
Expected option term (years)	6.0

The following table summarizes information about stock option activity for the six months ended June 30, 2007:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($M)
Outstanding at December 31, 2006	2,480,640	$1.16	7.25	$4.3

Granted	295,000	3.03
Exercised	(742,380)	.44
Lapsed or canceled	(100,000)	3.14

Outstanding at June 30, 2007	1,933,260	$1.62	7.81	$4.0

Exercisable at June 30, 2007	884,892	$.75	6.94	$2.6

The weighted average fair value of options granted during the three months ended June 30, 2007 was $2.41. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2007 was approximately $2.0 million.  During the six months ended June 30, 2007, the amount of cash received from the exercise of stock options was $329,707 with no associated tax benefit.

The following table summarizes information about nonvested stock option awards as of June 30, 2007 and changes for the six months ended June 30, 2007.

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	1,180,580	$1.52
Granted	295,000	2.41
Vested	(327,212)	.93
Forfeited	(100,000)	2.66

Non-vested at June 30, 2007	1,048,368	$1.41

At June 30, 2007, there was $1.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years. There were 327,212 options that became vested during the six months ended June 30, 2007.

Common Stock and Warrants

On November 13, 2006, GlobalSCAPE entered into a securities purchase agreement with accredited investors, who paid it an aggregate of $3.4 million in gross proceeds in consideration for 1,352,000 shares of GlobalSCAPE common stock at a price of $2.50 per share.  The Company also granted warrants to purchase 1,352,000 shares of its common stock to the investors with an exercise price of $3.15 per share, subject to certain adjustments. The exercise price will not, in any event, be adjusted to a price of less than $2.81 per share except in the event of stock dividends, stock splits or similar events.  The warrants have a 5-year term and are currently exercisable.  As part of this transaction, GlobalSCAPE filed a registration statement to register the resale of these shares by the investors.  The registration statement was declared effective by the SEC on April 16, 2007.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Numerators
Numerators for basic and diluted earnings per share:
Net income	$500,056	$2,114,876	$1,048,988	$2,588,092

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	14,379,061	17,226,066	14,379,061	17,204,922

Dilutive potential common shares
Stock options (1)	702,605	835,716	686,091	831,432
Common stock warrants (2)		—		—
Denominator for dilutive earnings per share	15,081,666	18,061,782	15,065,152	18,036,354
Net income per common share	$0.03	$0.12	$0.07	$0.15
Net income per common share – assuming dilution	$0.03	$0.12	$0.07	$0.14

(1)                  For the three and six months ended June 30, 2006, 225,000 options have not been included in dilutive shares, as the effect would be anti-dilutive.  For the three and six months ended June 30, 2007, 445,000 options have not been included in dilutive shares, as the effect would be anti-dilutive.

(2)                  For the three and six months ended June 30, 2007, all warrants have not been included in dilutive shares, as the effect would be anti-dilutive.

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

Our strategy is to continue enhancing our file transfer products to meet the demands of both individual and enterprise users, while improving the security features of our current product line, and to expand into growing markets through the acquisition of compatible companies and products.  We acquired Availl, a leading provider of Wide-Area File System (WAFS) collaboration and Continuous Data Protection (CDP) products, as part of this strategy.  This acquisition expanded our technology base into data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery.  We believe that these new products give us entry into two large and rapidly growing markets.

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

Liquidity and Capital Resources

Our capital requirements principally relate to our need to enhance our existing products and to develop or acquire new products.  The amount of our capital expenditures has a direct impact on our ability to offer enhanced and new products to our customers.  We rely heavily on cash flows from operations to fund our capital expenditures and prior to 2006, these cash flows were significantly dependent upon sales of CuteFTP Home and CuteFTP Professional, which accounted for 50% and 30% of our revenues in the years ended December 31, 2005 and 2006, respectively, and 34% and 18% for the six months end June 30, 2006 and 2007, respectively.  Much of the percentage decline of revenues from the sale of these two products was caused by continued significant increases in the sales of our other products in 2006, particularly, SecureFTP Server and Enhanced File Transfer, which collectively accounted for 61% of our revenues in the year ended December 31, 2006, and 62 % and 69 % for the six months ended June 30, 2006 and 2007, respectively.  Revenues in total increased 107% when comparing the six months ended June 30, 2006 and 2007.

Our principal sources of capital are cash on hand, cash flow from operations and availability under our revolving line of credit.  At June 30, 2007, we had cash on hand of $4.5 million and we continue to generate cash in excess of our operational needs.  To the extent that sales decline, our cash flow from operations will also decline.  If sales decline or our liquidity otherwise requires, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into other credit arrangements in order to finance future acquisitions or licensing activities.

At June 30, 2007, we had $750,000 of availability under our revolving line of credit.  Borrowings under our revolving credit facility bear interest at 1.00% above the Bank’s prime rate and mature on September 22, 2008.  Interest payments are due on the first day of each calendar month.

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

At June 30, 2007, we were in compliance with these covenants.

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

Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2007 as compared to $1.5 million in the six months ended June 30, 2006.  Cash provided by operations for the six months ended June 30, 2007 was primarily the result of net income, plus an increase in stock-based compensation, accrued expenses, federal income tax payable and deferred revenue, offset by an increase in deferred tax assets and accounts receivable.

Net cash used in investing activities for the six months ended June 30, 2006 and 2007 was ($73,000) and ($102,000), respectively.  In both periods, the cash used in investing activity was primarily for the purchase of computer equipment and software.

Net cash provided by (used in) financing activities during the six months ended June 30, 2006 and 2007 were $29,000 and ($4.7 million) respectively.  In 2006, the increase in cash provided from financing activities was from the issuance of stock from exercised options.  In 2007, the decrease in cash from financing activities was the result of the repayment of the term loan with Silicon Valley Bank and the repurchase of treasury stock.

As of June 30, 2007, we had $4.5 million in cash and cash equivalents, total current assets of $6.5 million and current liabilities of $4.1 million, resulting in working capital of $2.4 million.  The primary component of current liabilities at June 30, 2007 was $1.9 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts.  At June 30, 2007, our principal commitments consisted of obligations outstanding under operating leases as well as accrued expenses, federal income tax and trade accounts payable.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.

The facilities that we currently occupy are expected to be sufficient for the remainder of 2007.  Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for our current facility in 2007.  Our lease on the current facility will expire in mid-2008. We are investigating options for a new facility to accommodate the increased office space needs that we anticipate for 2008 and beyond.  Such relocation could require some expenditure for leasehold improvements, furniture and equipment beginning in late 2007 or early 2008.

On May 21, 2007, the Board of Directors approved a plan to repurchase up to $3.0 million of GlobalSCAPE common stock. The repurchase plan is designed to increase shareholders’ value and reduce the dilutive effect of GlobalSCAPE’s stock option plans. As of June 30, 2007, the company had repurchased a total of 120,153 shares at an average cost of $3.16 per share for a total of $379,733.  We base our level of stock repurchases on internal cash management decisions and this level may fluctuate from quarter to quarter. At June 30, 2007, approximately$2.6 million remained available for repurchase under the existing repurchase authorization.

Contractual Obligations

The following table sets forth the future minimum payments required under contractual commitments at June 30, 2007:

	Payments Due by Fiscal Year
Contractual Obligations	2007 (1)	2008	2009	2010	Thereafter	Total
Operating Lease	$141,063	$190,063	$81,667	—	—	$412,793
Equipment Leases	2,280	4,560	4,560	4,560	6,460	22,420
Total Cash Obligations	$143,343	$194,623	$86,227	$4,560	$6,460	$435,213

(1)          Amounts for 2007 reflect the future minimum payments for the remaining six months of the fiscal year.

Critical Accounting Policies

Uncertain Tax Issues

Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates.  The Company files U.S. federal and U.S. state tax returns.

There were no other changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 during the six months ended June 30, 2007.

Inflation

Increases in inflation generally result in higher interest rates and operating costs.  Our greatest exposure is to the cost of salaries and general and administrative expenses. To date we believe that inflation has not had a significant impact on our operations.

Seasonality

Historically, our internet sales have been subject to seasonal variations. We experience significantly less sales volume during national holidays and weekends when compared to normal business days.  In the fourth quarter of 2005, our sales revenues decreased approximately 5% over the prior quarter.  However, this trend did not exist in 2006 as internet sales increased in the fourth quarter by 7% over the third quarter of the same year.  Over the past two calendar years the total dollar value of internet sales has remained relatively flat while sales of our file transfer server products have increased by 130% growing to become 61% of total sales.  As a result of this change in mix of products and the apparent lessoning of the internet sales seasonality in 2006, we do not expect seasonality to have a significant impact on sales in 2007.  In the six months ended June 30, 2007, seasonality had no material effect on internet sales volume.

Comparison of the Three Months ended June 30, 2006 and 2007

	2006	2007	$ Change	% Change
Software product revenues	$2,445,327	$6,418,025	$3,972,698	162%
Cost of revenues	85,507	60,230	(25,277)	(30)%
Selling, general and administrative expenses	1,346,972	2,587,435	1,240,463	92%
Research and development expenses	267,474	551,211	283,737	106%
Depreciation and amortization	23,442	34,843	11,401	49%
Total operating expense	1,723,395	3,233,719	1,510,324	88%
Income from operations	721,932	3,184,306	2,462,374	341%
Other Income	22,902	9,743	(13,159)	(57)%
Income tax expense	244,778	1,079,173	834,395	341%
Net income	$500,056	$2,114,876	$1,614,820	323%

Revenue. We derive revenues primarily from software sales.  Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the three months ended June 30, 2006 and 2007, total revenues increased by $4.0 million or approximately 162% from $2.4 million to $6.4 million largely due to a $2.8 million order from the US Army and to a lesser degree, an increase in revenues from sales of our Wide-Area File Systems, SecureFTP Server and Enhanced File Transfer products. Unit volume increased with approximately 59,000 licenses and support agreements sold in the three months ended June 30, 2006 versus 126,000 sold in the same period in 2007.  The 114% increase in unit volumes resulted from the large number of individual licenses and support agreements associated with the US Army order.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for
	Quarter ending June 30,
Product	2006		2007
CuteFTP Professional	$565,694	23.1%	$666,591	10.4%
CuteFTP Home	246,169	10.1%	282,508	4.4%
Enhanced File Transfer	944,072	38.6%	1,501,613	23.4%
SecureFTP Server	592,235	24.2%	3,467,655	54.0%
Wide-Area File Systems	—	0.0%	702,693	11.0%
Continuous Data Protection	—	0.0%	33,893	0.5%
All Others	225,668	9.2%	162,477	2.5%
Deferred Revenue adjustment	(128,511)	(5.3)%	(399,405)	(6.2)%
Total Operating Revenues	$2,445,327	100.0%	$6,418,025	100.0%
Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$440,313	18.0%	$1,260,042	19.6%

Our Wide-Area File Systems and Continuous Data Protection products, which we began selling after completing the Availl acquisition in September 2006, accounted for approximately 11.5% of total revenue for the second quarter of 2007 and were virtually flat compared to the prior quarter. The WAFS/CDP revenues have not increased as originally anticipated due to management’s decision to delay the aggressive marketing of those products to our existing customer base and to the market in general as we had initially planned.  The amount of time required to make improvements to our WAFS and CDP products that we believe are necessary has been greater than we had expected.  We believe that good progress is currently being made on the product improvements and we anticipate a more aggressive sales effort for these products in the latter half of this year.

Sales of our SecureFTP Server and Enhanced File Transfer products grew by 223% in the three months ended June 30, 2007, to $5.0 million from $1.5 million in the same period in 2006 and represented approximately 77% of our total revenues in the first six months of 2007 as compared to 63% in the same period in 2006.  Approximately two-thirds of the increase in revenues from these products was attributable to the US Army order which included a large amount of the SecureFTP Server product.   Revenues from CuteFTP Home and CuteFTP Professional increased by 17% as compared to the quarter ended June 30, 2006 and accounted for approximately 33% and 15% of total revenues for the three months ended June 30, 2006 and 2007, respectively.

We believe that our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.  In addition, because of the more complex nature of SecureFTP Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support.  As a result, our maintenance and support revenues increased by 176% from the second quarter of 2006 to the same period in 2007 from $312,000 in 2006 to $861,000 in 2007, net of deferred revenue.  Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues.  Cost of revenues consists primarily of royalties and production, packaging and shipping costs for boxed copies of software products.  Cost of revenues decreased by approximately $25,000 or 30% between periods from $85,000 for the three months ended June 30, 2006 to $60,000 for the three months ended June 30, 2007.  Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  Cost of revenues as a percent of total revenues was 3% for the three months ended June 30, 2006 as compared to 1% for the same period in 2007.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended June 30, 2006 and 2007, selling, general and administrative expenses were $1.3 million and $2.6 million, respectively, an increase of $1.2 million.  Of this increase, 39% or $486,000 was attributable to Availl.  Of the non-Availl expenses, salaries and fringe benefit costs increased by 38% as we have hired new employees in order to support current and projected growth.  Commissions and bonuses increased by 98% as a result of the increase in revenues and income before taxes.  In the three months ended June 30, 2006 and 2007 we expensed $73,000 and $213,000 respectively, for stock based compensation related to the granting of stock options to employees and directors as required by FAS123R.

Research and Development.  Research and development expenses increased by $284,000 or 106% between periods, from $267,000 to $551,000.  The increase was due largely to Availl’s R&D cost in 2007 which were not included in the same period of 2006, plus additional expenditures for external development resources and hiring of additional personnel needed to support the Availl products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs. Depreciation and amortization expense increased from $23,000 to $35,000, an increase of approximately 49%.  This increase was due primarily to the addition of the assets from the Availl acquisition and the capitalization of $102,000 of equipment and software during the first half of 2007.

Other Income, Expense.  We earned $23,000 and $11,000 in interest during the first quarter of 2006 and 2007 respectively from investing our excess cash which was reduced significantly in 2007 by the use of cash in the early payoff of the term loan.  For the three months ended June 30, 2006 and 2007, interest expense increased from $0 to $1,000, respectively.  The interest expense incurred during 2007 was paid on deferred income per an employment agreement between GlobalSCAPE and one of its key executives.

Income Taxes.  The provision for federal income taxes for the quarter ended June 30, 2006 and 2007 respectively was $245,000 and $1.1 million. The increase in federal income taxes versus last year is the result of increased income upon which tax is due.  Beginning January 1, 2007, the state of Texas has imposed a new margin tax equal to 1% of the Company’s revenue less compensation expense (based on Texas source income).  In the three months ended June 30, 2007, this tax plus the Massachusetts state tax for Availl equaled approximately $41,000.

Net Income.  GlobalSCAPE recorded net income of $500,000 and $2.1 million for the three months ended June 30, 2006 and 2007, respectively.  The $1.6 million increase in net income was attained even though the Company incurred substantial increases in SG&A and R&D expenses related to Availl plus had an additional $140,000 in compensation expense as required by FAS 123R for grants of employee and director stock options.

Comparison of the Six Months ended June 30, 2006 and 2007

	2006	2007	$ Change	% Change
Software product revenues	$4,860,249	$10,041,172	$5,180,923	107%
Cost of revenues	226,918	119,170	(107,748)	(47)%
Selling, general and administrative Expenses	2,560,509	4,921,719	2,361,210	92%
Research and development expenses	496,804	988,961	492,157	99%
Depreciation and amortization	44,679	66,429	21,750	49%
Total operating expense	3,328,910	6,096,279	2,767,369	83%
Income from operations	1,531,339	3,944,893	2,413,554	158%
Other Income (expense)	37,255	(16,815)	(54,070)	(145)%
Income tax expense	519,606	1,339,986	820,380	158%
Net income	$1,048,988	$2,588,092	$1,539,104	147%

Revenue. We derive revenues primarily from software sales.  Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the six months ended June 30, 2006 and 2007, total revenues increased by $5.2 million or approximately 107% from $4.9 million to $10.0 million due to the increase in revenues from sales of our Wide-Area File Systems, SecureFTP Server and Enhanced File Transfer products, a major portion of which was a $2.8 million order from the US Army. Unit volume increased with approximately 137,000 licenses and support agreements sold in the six months ended June 30, 2006 versus 208,000 sold in the same period in 2007.  The 52% increase in unit volumes resulted from the large number of individual licenses and support agreements associated with the US Army order.

The following table reflects revenue by product including the related maintenance and support for each product

	Revenue for
	Six months ending June 30,
Product	2006		2007
CuteFTP Professional	$1,156,375	23.8%	$1,229,468	12.2%
CuteFTP Home	511,891	10.5%	597,881	6.0%
Enhanced File Transfer	1,838,176	37.8%	2,745,726	27.3%
SecureFTP Server	1,161,776	23.9%	4,209,544	41.9%
Wide-Area File Systems	—	0.0%	1,473,617	14.7%
Continuous Data Protection	—	0.0%	59,342	0.6%
All Others	478,242	9.8%	290,189	2.9%
Deferred Revenue adjustment	(286,211)	(5.9)%	(564,595)	(5.6)%
Total Operating Revenues	$4,860,249	100.0%	$10,041,172	100.0%
Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$818,619	16.8%	$2,101,557	20.9%

Sales of our SecureFTP Server and Enhanced File Transfer products grew by 132% in the six months ended June 30, 2007, to $7.0 million from $3.0 million in the same period in 2006 and represented approximately 69% of our total revenues in the first six months of 2007 as compared to 62% in the same period in 2006.  The increase in revenues from these products was the result of increased emphasis of our internal sales group on the enterprise level software needs of businesses and the US Army order which was heavily weighted in the SecureFTP Server product.

Our Wide-Area File Systems and Continuous Data Protection products, which we began selling after completing the Availl acquisition in September 2006, accounted for approximately 15% of total revenue for the six months ended June 30, 2007.  The WAFS/CDP revenues have not increased as originally anticipated due to management’s decision to delay the aggressive marketing of those products to our existing customer base and to the market in general as we had initially planned.  The amount of time required to make improvements to our WAFS and CDP products that we believe are necessary has been greater than we had expected.  We believe that good progress is currently being made on the product improvements and we anticipate a more aggressive sales effort for these products in the latter half of this year.

Revenues from CuteFTP Home and CuteFTP Professional increased by 10% as compared to the six months ended June 30, 2006 and accounted for approximately 34% and 18% of total revenues for the six months ended June 30, 2006 and 2007, respectively.  We believe that our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.

Because of the more complex nature of SecureFTP Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support.  As a result, our maintenance and support sales increased by 189% from the first six months of 2006 to the same period in 2007 from $532,000 in 2006 to $1.5 million in 2007, net of the deferred revenue adjustment.  Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues.  Cost of revenues consists primarily of royalties and production, packaging and shipping costs for boxed copies of software products.  Cost of revenues decreased $108,000 or 47% between periods from $227,000 for the six months ended June 30, 2006 to $119,000 for the six months ended June 30, 2007.  Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  Cost of revenues as a percent of total revenues was 5% for the six months ended June 30, 2006 as compared to 1% for the same period in 2007.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the six months ended June 30, 2006 and 2007, selling, general and administrative expenses were $2.6 million and $5.0 million, respectively, an increase of $2.4 million.  Of this increase, 57% or $1.1 million was attributable to Availl.  Of the non-Availl expenses, salaries and fringe benefit costs increased 29% as we have hired new employees in order to support current and projected growth.  Commissions and bonuses increased 70% as a result of the increase in revenues and income before taxes.  In the six months ended June 30, 2006 and 2007 we expensed $121,000 and $436,000 respectively, for stock based compensation related to the granting of stock options to employees and directors as required by FAS123R.

Research and Development.  Research and development expenses increased $492,000 or 99% between periods, from $497,000 to $989,000.  The increase was due largely to Availl’s R&D cost in 2007 which were not included in the same period of 2006, plus additional expenditures for external development resources and hiring of additional personnel needed to support the Availl products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs. Depreciation and amortization expense increased from $45,000 to $66,000, an increase of approximately 49%.  This increase was due primarily to the addition of the assets from the Availl acquisition and the capitalization of $102,000 of equipment and software during the first six months of 2007.

Other Income, Expense.  For the six months ended June 30, 2006 and 2007, interest expense increased from $0 to $31,000, respectively.  The interest expense incurred during 2007 was paid on the term loan related to the acquisition of Availl. We earned $37,000 and $13,000 in interest during the first half of 2006 and 2007 respectively from investing our excess cash which was reduced significantly in 2007 by the use of cash in the early payoff of the term loan.

Income Taxes.  The provision for federal income taxes for the six months ended June 30, 2006 and 2007 respectively was $520,000 and $1.3 million. The increase in federal income taxes versus last year is the result of increased income upon which tax is due.  Beginning January 1, 2007, the state of Texas has imposed a new margin tax equal to 1% of the Company’s revenue less compensation expense (based on Texas source income).  In the six months ended June 30, 2007, this tax plus the Massachusetts state tax for Availl equaled approximately $66,000.

Net Income.  GlobalSCAPE recorded net income of $1.0 million and $2.6 million for the six months ended June 30, 2006 and 2007, respectively.  The $1.5 million increase in net income was attained even though the Company incurred substantial increases in SG&A and R&D expenses related to Availl plus had an additional $315,000 in compensation expense as required by FAS 123R for grants of employee and directors stock options.

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

In the six months ended June 30, 2007, approximately 18% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of this currency translation will not be material to our business.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number (or Approximated Dollar Value) of Shares that may yet be Purchased Under the Plan or Program (2)
April 1 – 30, 2007	—	—	—	—
May 1 – 31, 2007	18,000	3.13	18,000	2,933,580
June 1 – 30, 2007	101,653	3.21	101,653	2,620,267
Total	120,153	$3.16	120,153	$2,620,267

(1)    On May 21, 2007, we announced a plan to purchase up to $3.0 million of our common stock.  This plan is scheduled to terminate on May 20, 2008.

(2)    At June 30, 2007, there were 710,100 shares yet to be purchased based on the price of $3.69 per share on that date.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company was held in San Antonio, Texas on June 1, 2007 for the purpose of (1) electing two Directors for the three-year term, (2) approving the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan and (3) ratifying the appointment of independent registered public accountants for 2007.  Proxies for the meeting were solicited pursuant to Regulation 14 of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.  Results of the stockholder voting were as follows:

	Number of Shares
	For	Against	Abstaining/ Withheld	Broker Non- Votes
(1) Election of Directors Frank M. Morgan Phillip M. Renfro	14,153,656	—	24,525	3,047,045
(2) Approve the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Plan	9,932,300	79,072	12,284	7,201,570
(3) Ratify the appointment of independent registered public accountants for 2007	14,156,338	10,217	11,628	3,047,043

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

GLOBALSCAPE, INC.

August 13, 2007	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Executive Officer

August 13, 2007	By:	/s/ Bernard N. Schneider
Date		Bernard N. Schneider
Chief Financial Officer