Form 10-Q
period 2007-09-30
GLOBALSCAPE INC
filed 2007-11-14
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2007

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

☐ Yes    ☒ No

As of November 13, 2007, there were 17,315,785 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2007

GlobalSCAPE®, CuteFTP Pro®, CuteZIP® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP. CuteFTP, CuteHTML, GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML, and Enhanced File Transfer Server are trademarks of GlobalSCAPE Texas, LP. Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	September 30,
	2006	2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,632,666	$4,573,998
Accounts receivable (net of allowance for doubtful accounts of $59,458 and $62,309 at December 31, 2006 and September 30, 2007, respectively)	1,592,846	1,735,483
Federal income tax receivable	73,525	—
Prepaid expenses	115,754	120,825
Total current assets	6,414,791	6,430,306

Property and equipment:
Furniture and fixtures	343,702	343,702
Software	323,161	393,615
Equipment	720,107	777,513
Leasehold improvements	191,090	191,090
	1,578,060	1,705,920
Accumulated depreciation and amortization	1,345,881	1,430,742
Net property and equipment	232,179	275,178

Other assets:
Goodwill	9,653,059	9,753,059
Deferred tax asset	8,724	315,989
Other	58,996	79,968
Total other assets	9,720,779	10,149,016

Total assets	$16,367,749	$16,854,500

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	September 30,
	2006	2007
		(unaudited)

Current liabilities:
Accounts payable	$371,093	$407,022
Accrued expenses	377,940	604,057
Federal income tax payable	—	277,513
Long-term debt,current portion	1,539,455	—
Deferred revenue	1,377,037	2,035,016
Total current liabilities	3,665,525	3,323,608

Long-term liabilities:
Deferred compensation	52,487	100,945
Long-term debt, non-current portion	3,070,757	—
Other long-term liabilities	5,941	—
Total long-term liabilities	3,129,185	100,945

Total Liabilities	6,794,710	3,424,553

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 16,490,146 and 17,088,853 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	16,490	17,088
Common stock held in treasury at cost, 159,873 shares at September 30, 2007	—	(527,528)
Additional paid-in capital	6,363,520	7,456,389
Retained earnings	3,193,029	6,483,998
Total stockholders’ equity	9,573,039	13,429,947
Total liabilities and stockholders’ equity	$16,367,749	$16,854,500

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Operating revenues:
Software product revenues	$1,910,198	$2,918,984	$6,335,822	$10,915,730
Maintenance and support (net of deferred revenues)	693,038	981,316	1,127,664	3,025,742
Total revenues	2,603,236	3,900,300	7,463,486	13,941,472

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	145,646	85,711	372,565	204,881
Selling, general and administrative expenses	1,318,952	2,529,956	3,879,460	7,451,676
Research and development expenses	302,363	443,433	799,168	1,432,394
Depreciation and amortization	25,046	38,965	69,726	105,393
Total operating expense	1,792,007	3,098,065	5,120,919	9,194,344
Income from operations	811,229	802,235	2,342,567	4,747,128

Other income (expense):
Interest expense	—	(2,292)	—	(33,443)
Interest income	21,412	42,967	58,342	55,679
Gain on sale of assets	—	221	619	221
Other income (expense)	—	644	(295)	2,269
Total other income (expense)	21,412	41,540	58,666	24,726
Income before income taxes	832,641	843,775	2,401,233	4,771,854
Provision for income taxes	294,556	140,900	814,161	1,480,887

Net income	$538,085	$702,875	$1,587,072	$3,290,967

Net income per common share- basic	$0.04	$0.04	$0.11	$0.19
Net income per common share- assuming dilution	$0.03	$0.04	$0.10	$0.18

Average shares outstanding:
Basic	14,484,319	17,105,835	14,152,932	17,161,519
Diluted	15,891,298	18,333,292	15,549,377	18,108,829

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2006	2007
Operating Activities:
Net Income	$1,587,072	$3,290,967
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	2,560	2,851
Depreciation and amortization	69,726	105,393
Amortization of deferred loan costs	—	36,345
(Gain) loss on disposition of assets	(619)	(221)
Stock-based compensation	204,935	759,014
Deferred taxes	(11,949)	(307,265)
Changes in operating assets and liabilities:
Accounts receivable	(574,761)	(145,488)
Prepaid expenses	(94,963)	(5,071)
Other Assets	—	(157,320)
Accounts payable	168,744	35,929
Accrued expenses	77,453	226,117
Federal income tax payable	215,821	351,038
Deferred revenues	379,002	657,979
Deferred compensation	19,740	48,458
Other long-term liabilities	(46,153)	(5,936)
Net cash provided by operating activities	1,996,608	4,892,790
Investing Activities:
Proceeds from sale of property and equipment	619	221
Purchase of property and equipment	(114,043)	(148,392)
Purchase of Availl, Inc.	(7,776,932)	—
Cash acquired in purchase of Availl, Inc.	181,277	—
Net cash used in investing activities	(7,709,079)	(148,171)
Financing Activities:
Issuance of common stock	28,969	334,453
Purchase of treasury stock	—	(527,528)
Additional paid-in capital	—	—
Proceeds from term loan	5,000,000	—
Repayment of long-term debt	—	(4,610,212)
Net cash provided by (used in) financing activities	5,028,969	(4,803,287)
Net decrease in cash	(683,502)	(58,668)
Cash at beginning of period	2,029,473	4,632,666
Cash at end of period	$1,345,971	$4,573,998

Supplemental disclosures:
Interest paid	$—	$33,443
Income taxes paid	$666,920	$1,350,000

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE”), founded in April 1996, develops and distributes secure file management software that enables users to safely send data over the internet and Wide-Area Files Systems (“WAFS”) collaboration and Continuous Data Protection (“CDP”) software. Our software is used worldwide across a wide range of industries. Through the end of 2006, we had sold approximately 1.6 million software licenses and support agreements and our customer base includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

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

During the nine months ended September 30, 2007, approximately 82% of our revenues were generated from customers within the United States, with the remaining 18% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our 2007 revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP Home and CuteFTP Pro accounted for 33% of our revenues for the first nine months of 2006 and 18% of our revenues for the same period of 2007. The combined sales of our SecureFTP Server and Enhanced File Transfer products represented 63% and 67% of our revenues for the nine months ended September 30, 2006 and 2007, respectively. There were no sales of the WAFS and CDP products in the first nine months of 2006, but sales of these products represented 16% of our revenues for the nine months ended September 30, 2007.

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

Liquidity

The use of capital resources is driven principally by the need to enhance existing products and to develop or acquire new products. The amount of such expenditures has a direct impact on the ability to offer enhanced and new products to customers. The Company’s principal source of funds is cash flow from operations which, in turn, is highly dependent on sales revenue. During the nine months ended September 30, 2007, the Company generated $4.9 million of cash from operations, $1.4 million of which was used along with other funds to repay a $4.6 million term loan incurred in connection with the Availl acquisition. We continue to generate cash in excess of our operational needs. As of September 30, 2007, the Company had cash and cash equivalents of $4.6 million and had net working capital of $3.1 million. Management believes this level of working capital, together with availability under the Company’s revolving credit facility with Silicon Valley Bank and the excess cash generated by the profitable operation of the business, is adequate to finance the Company’s current level of operations.

The Company entered into a loan agreement with Silicon Valley Bank on September 22, 2006 which involved a $5,000,000 term loan agreement which we used to finance part of the cash portion of the purchase price for Availl. The term loan was fully repaid in the first quarter of 2007. The loan agreement also established a $750,000 revolving line of credit for two years at an interest rate of prime plus 1.00%. At September 30, 2007, the entire amount of this line of credit was available.

On May 21, 2007, the Board of Directors approved a plan to repurchase up to $3.0 million of GlobalSCAPE common stock. The repurchase plan is designed to increase shareholders’ value and reduce the dilutive effect of GlobalSCAPE’s stock option plans. As of September 30, 2007, the Company had repurchased a total of 159,873 shares at an average cost of $3.35 per share for a total cost of $527,528. We base our level of stock repurchases on internal cash management decisions and this level may fluctuate from quarter to quarter. At September 30, 2007, approximately $2.5 million remained available for repurchase under the existing repurchase authorization.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income as previously reported.

Sale / Disposal of Assets

During the first nine months of 2006, the Company disposed of equipment with an original purchase price of $15,362 and accumulated depreciation of $15,362. GlobalSCAPE recognized a gain of $619 related to the disposal of these assets. During the first nine months of 2007, the Company disposed of equipment with an original purchase price of $20,532 and accumulated depreciation of $20,532. GlobalSCAPE recognized a gain of $221 related to the disposal of these assets

Goodwill

As of September 30, 2007, GlobalSCAPE had goodwill in the amount of $9.8 million associated with the acquisition of Availl. This acquisition was accounted for using the purchase method of accounting. See Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise.

No allocation has been made to intangible assets as of September 30, 2007. Management will determine the proper value of intangible assets acquired from Availl, Inc. and allocate a portion of the goodwill to intangible assets within the next three months.

Acquisitions

On September 22, 2006, the Company completed the acquisition of all of the issued and outstanding shares of Availl, a privately held provider of WAFS and CDP software, for $7.65 million in cash and $2.0 million in the form of 716,846 shares of GlobalSCAPE common stock. The Company incurred direct acquisition costs of approximately $127,000. In connection with the acquisition, $850,000 of the cash consideration was placed into an escrow account for purposes of settling indemnification claims for the eighteen-month period following the closing. In accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the Company has used $2.79 as the per share amount to value the common stock consideration paid to Availl shareholders (representing the average of the closing prices of GlobalSCAPE’s common stock for the thirty days before the date of the closing of the merger, September 22, 2006). Pursuant to the terms of the acquisition, the Company granted stock options to the former Availl stockholders who were also employees under the GlobalSCAPE, Inc. 2000 Stock Option Plan. Exercising the options under this plan is contingent upon the individual’s continued employment with the Company and will be vested over three years in three annual installments.

The Availl acquisition was accounted for using the purchase method of accounting. The purchase price was paid on the September 22, 2006 closing date. The value of assets and liabilities was estimated based on the purchase price and future intended use. In the quarter ended June 30, 2007, the Company adjusted the net fair value of assets acquired lower by $100,000 resulting in an increase in goodwill acquired of $100,000.

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

Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the “Employees Plan”), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. During the nine months ended September 30, 2007, 450,000 stock options were granted. The exercise price, term and other conditions applicable to each stock option granted under the Employees Plan are determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The Employees Plan options generally become exercisable over a three-year period and expire after ten years.

Under the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-term Equity Incentive Plan (the “Directors Plan”), which was approved by the stockholders and became effective on September 1, 2007, a maximum of 500,000 shares of GlobalSCAPE common stock may be awarded. During the nine months ended September 30, 2007, 80,000 stock options were granted. The exercise price, term and other conditions applicable to each stock option granted under the Directors Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The most recently awarded Directors Plan options become exercisable over a one-year period and expire after ten years.

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

There was $204,935 and $759,014 of compensation cost related to incentive stock options recognized in operating results in the nine months ended September 30, 2006 and 2007, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R for the three months ended September 30, 2007:

Expected volatility	94.00%
Expected annual dividend yield	0.00%
Risk free rate of return	4.67%
Expected option term (years)	6

The following table summarizes information about stock option activity for the nine months ended September 30, 2007:

			Weighted
			Average
		Weighted	Remaining	Average
	Number	Average	Contractual	Intrinsic
	of Options	Share Price	Term (years)	Value ($M)
Outstanding at December 31, 2006	2,480,640	$1.16	7.25	$4.30

Granted	450,000	$3.45
Exercised	(758,580)	$0.44
Lapsed or canceled	(135,033)	$3.07
Outstanding at September 30, 2007	2,037,027	$1.81	7.71	$4.52

Exercisable at September 30, 2007	1,033,933	$1.10	6.99	$3.03

The weighted average fair value of options granted during the three months ended September 30, 2007 was $3.30. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2007 was approximately $2.7 million. During the nine months ended September 30, 2007, the amount of cash received from the exercise of stock options was $334,453 with no associated tax benefit.

The following table summarizes information about nonvested stock option awards as of September 30, 2007 and changes for the nine months ended September 30, 2007.

	Number Of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2006	1,180,580	$1.52
Granted	450,000	2.41
Vested	(492,453)	1.40
Forfeited	(135,033)	3.07

Non-vested at September 30, 2007	1,003,094	$2.14

At September 30, 2007, there was $1.8 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years. There were 492,453 options that became vested during the nine months ended September 30, 2007.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Numerators
Numerators for basic and diluted earnings per share:
Net income	$538,085	$702,875	$1,587,072	$3,290,967

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding – basic	14,484,319	17,105,835	14,152,932	17,161,519

Dilutive potential common shares
Stock options (1)	1,406,979	887,625	1,396,445	845,801
Common stock warrants (2)	—	339,832	—	101,508
Denominator for dilutive earnings per share	15,891,298	18,333,292	15,549,377	18,108,829
Net income per common share	$0.04	$0.04	$0.11	$0.19
Net income per common share – assuming dilution	$0.03	$0.04	$0.10	$0.18

(1)   For the three and nine months ended September 30, 2006, 715,000 options have not been included in dilutive shares, as the effect would be anti-dilutive. For the three months ended September 30, 2007, 150,000 options have not been included in dilutive shares, as the effect would be anti-dilutive. For the nine months ended September 30, 2007, 155,000 options have not been included in dilutive shares, as the effect would be anti-dilutive.

(2)   For the three and nine months ended September 30, 2006, no warrants have been included in dilutive shares, as the effect would be anti-dilutive.

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

Overview

We develop and distribute secure file management software for individuals and business users to safely send data over the internet and Wide-Area File System (“WAFS”) collaboration and Continuous Data Protection (“CDP”) products. Our file management products guarantee the privacy of critical information such as financial data, medical records, customer files and other similar documents. In addition, these products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe that we are uniquely positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

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

•      Wide-Area File System Products — Our WAFS products provide a file sharing and collaboration solution over multiple sites. By keeping all data updated on each location’s file server, each site has instant access to the very latest version. Our WAFS products help ensure that no one can ever open an old file version without user conflicts. Changes made to data on any server are mirrored on all other servers.

•      Continuous Data Protection Products — Our CDP products consolidate remote backup for file servers. As files change, the servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer instant restore, as well as the ability to perform point-in-time snapshots.

Our strategy is to continue enhancing our file transfer products to meet the demands of both individual and enterprise users, while improving the security features of our current product line, and to expand into growing markets through the acquisition of compatible companies and products. We acquired Availl, a leading provider of WAFS collaboration and CDP products, as part of this strategy. This acquisition expanded our technology base into data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery. We believe that these new products give us entry into two large and rapidly growing markets.

We believe that our continued growth will come not only through the further development of our SecureFTP Server and Enhanced File Transfer products and the growing demand for file security when transferring information across the internet, but also through the aggressive exploitation of the data replication and protection markets. Based upon estimates by Gartner, Inc., and other consulting groups in our markets, we believe that the WAN optimization/WAFS market is currently $300 million annually and growing at 20% - 30% per year, and the CDP market is of similar size, but in the early stages of adoption and growing rapidly. In addition, we believe that the WAFS and CDP products are highly complementary to our traditional Secure File Transfer products facilitating cross sales and new customer penetration.

Liquidity and Capital Resources

Our capital requirements principally relate to our need to enhance our existing products and to develop or acquire new products. The amount of our capital expenditures has a direct impact on our ability to offer enhanced and new products to our customers. We rely heavily on cash flows from operations to fund our capital expenditures and prior to 2006, these cash flows were significantly dependent upon sales of CuteFTP Home and CuteFTP Professional, which accounted for 50% and 30% of our revenues in the years ended December 31, 2005 and 2006, respectively, and 33% and 18% for the nine months end September 30, 2006 and 2007, respectively. Much of the percentage decline of revenues from the sale of these two products was caused by continued significant increases in the sales of our other products in 2006, particularly, SecureFTP Server and Enhanced File Transfer, which collectively accounted for 61% of our revenues in the year ended December 31, 2006, and 63 % and 67 % for the nine months ended September 30, 2006 and 2007, respectively. Revenues in total increased 87% when comparing the nine months ended September 30, 2006 and 2007.

Our principal sources of capital are cash on hand, cash flow from operations and availability under our revolving line of credit. At September 30, 2007, we had cash on hand of $4.6 million and we continue to generate cash in excess of our operational needs. To the extent that sales decline, our cash flow from operations will also decline. If sales or liquidity decline, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into other credit arrangements in order to finance future acquisitions or licensing activities.

At September 30, 2007, we had $750,000 of availability under our revolving line of credit. Borrowings under our revolving credit facility bear interest at 1.00% above the Bank’s prime rate and mature on September 22, 2008. Interest payments are due on the first day of each calendar month.

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

At September 30, 2007, we were in compliance with these covenants.

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

Net cash provided by operating activities was approximately $4.9 million for the nine months ended September 30, 2007 as compared to $2.0 million in the nine months ended September 30, 2006. Cash provided by operations for the nine months ended September 30, 2007 was primarily the result of increasing sales of the software products without a corresponding increase in operating expenses.

Net cash used in investing activities for the nine months ended September 30, 2006 and 2007 was $7.7 million and $148,171, respectively. Of all the cash used in 2006, $7.6 million was for the acquisition of Availl and the balance used was primarily for the purchase of computer equipment and software. The cash used in 2007 was primarily $148,000 spent for computer equipment.

Net cash provided by (used in) financing activities during the nine months ended September 30, 2006 and 2007 were $5.0 million and ($4.8 million) respectively. In 2006, the increase in cash provided from financing activities was attributable to the proceeds from the term loan in connection with the acquisition of Availl and the issuance of stock from exercised options. In 2007, the decrease in cash from financing activities was the result of the repayment of the term loan with Silicon Valley Bank of $4.6 million and the repurchase of treasury stock of $527,528, which was partially offset by the issuance of common stock from employee stock options of $334,453.

As of September 30, 2007, we had in excess of $4.5 million in cash and cash equivalents, total current assets of $6.4 million and total current liabilities of $3.3 million, resulting in working capital of $3.1 million. The primary component of current liabilities at September 30, 2007 was $2.0 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At September 30, 2007, our principal commitments consisted of obligations outstanding under operating leases as well as accrued expenses, federal income tax and trade accounts payable. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.

The facilities that we currently occupy are expected to be sufficient for the remainder of 2007. Consequently, we do not anticipate significant expenditures for leasehold improvements or furniture for our current facility in 2007. Our lease on the current facility will expire in mid-2008. On September 21, 2007, the Company obtained new office space through a new lease agreement for 21,495 square feet. The term of the new agreement is for 132 months, and the basic monthly rental ranges from $27,317 to $30,003 over the life of the lease. We believe that we will occupy this space by July of 2008.

On May 21, 2007, the Board of Directors approved a plan to repurchase up to $3.0 million of GlobalSCAPE common stock. The repurchase plan is designed to increase shareholders’ value and reduce the dilutive effect of GlobalSCAPE’s stock option plans. As of September 30, 2007, the company had repurchased a total of 159,873 shares at an average cost of $3.35 per share for a total cost of $527,528. We base our level of stock repurchases on internal cash management decisions and this level may fluctuate from quarter to quarter. At September 30, 2007, approximately $2.5 million remained available for repurchase under the existing repurchase authorization.

Contractual Obligations

The following table sets forth the future minimum payments required under contractual commitments at September 30, 2007:

	Payments Due by Fiscal Year
Contractual Obligations	2007 (1)	2008	2009	2010	Thereafter	Total
Operating Lease	$70,858	$190,063	$81,667	$0	$0	$342,588
Equipment Leases	$2,002	$7,392	$7,392	$7,392	$9,056	$33,234
Total Cash Obligations	$72,860	$197,455	$89,059	$7,392	$9,056	$375,822

(1) Amounts for 2007 reflect the future minimum payments for the remaining three months of the fiscal year.

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

There were no other changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2006 during the nine months ended September 30, 2007.

Inflation

Increases in inflation generally result in higher interest rates and operating costs. Our greatest exposure is to the cost of salaries and general and administrative expenses. To date we believe that inflation has not had a significant impact on our operations.

Seasonality

Historically, our internet sales have been subject to seasonal variations. We experience significantly less sales volume during national holidays and weekends when compared to normal business days. In the fourth quarter of 2005, our sales revenues decreased approximately 5% over the prior quarter. However, this trend did not exist in 2006 as internet sales increased in the fourth quarter by 7% over the third quarter of the same year. Over the past two calendar years the total dollar value of internet sales has remained relatively flat while sales of our file transfer server products have increased by 130% growing to become 61% of total sales. As a result of this change in mix of products and the apparent lessoning of the internet sales seasonality in 2006, we do not expect seasonality to have a significant impact on sales in 2007. In the nine months ended September 30, 2007, seasonality had no material effect on internet sales volume.

Comparison of the Three Months ended September 30, 2006 and 2007

	2006	2007	$ Change	% Change
Software product revenues	$2,603,236	$3,900,300	$1,297,064	50%
Cost of revenues	145,646	85,711	(59,935)	(41)%
Selling, general and administrative Expenses	1,318,952	2,529,956	1,211,004	92%
Research and development expenses	302,363	443,433	141,070	47%
Depreciation and amortization	25,046	38,965	13,919	56%
Total operating expense	1,792,007	3,098,065	1,306,058	73%
Income (loss) from operations	811,229	802,235	(8,994)	(1)%
Other Income (expense)	21,412	41,540	20,128	94%
Income tax expense	294,556	140,900	(153,656)	(52)%
Net income (loss)	$538,085	$702,875	$164,790	31%

Revenue. We derive revenues primarily from software sales. Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the three months ended September 30, 2007, total revenues increased by $1.3 million or approximately 50% from the same quarter in 2006 due to an increase in revenues from sales of our Wide-Area File Systems, SecureFTP Server and Enhanced File Transfer products.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Quarter Ending September 30,
Product	2006		2007

CuteFTP Professional	$531,647	20%	$493,535	13%
CuteFTP Home	237,862	9%	247,799	6%
Enhanced File Transfer	1,010,912	39%	1,587,228	41%
SecureFTP Server	707,736	27%	801,858	21%
Wide-Area File Systems	—	—	601,434	15%
Continuous Data Protection	—	—	80,203	2%
All Others	207,870	8%	181,626	5%
Deferred Revenue adjustment	(92,791)	(4)%	(93,383)	(2)%
Total Operating Revenues	$2,603,236	100%	$3,900,300	100%
Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$785,829	30.2%	$1,074,699	27.6%

Our Wide-Area File Systems and Continuous Data Protection products accounted for approximately 17.5% of total revenue for the third quarter of 2007. There were no sales for these products in the same quarter of 2006 because we did not begin selling these products until after completing the Availl acquisition in September 2006. The WAFS/CDP revenues have not increased as originally anticipated due to management’s decision to delay the aggressive marketing of those products to our existing customer base and to the market in general as we had initially planned. The amount of time required to make improvements to our WAFS and CDP products that we believe are necessary has been greater than we had expected. We believe that good progress is currently being made on the product improvements and we anticipate a more aggressive sales effort for these products in 2008.

Sales of our SecureFTP Server and Enhanced File Transfer products grew by 39% in the three months ended September 30, 2007 to $2.4 million, from $1.7 million in the same period in 2006. These products represented approximately 62% of our total revenues in the three months ending September 30, 2007 as compared to 66% in the same period in 2006. Revenues from CuteFTP Home and CuteFTP Professional decreased by 4% as compared to the quarter ended September 30, 2006 and accounted for approximately 29% and 19% of total revenues for the three months ended September 30, 2006 and 2007, respectively.

We believe that our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products. In addition, because of the more complex nature of SecureFTP Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support. As a result, our maintenance and support revenues increased by 42% from the second quarter of 2006 to the same period in 2007, and from $693,038 in 2006 to $981,316 in 2007, net of deferred revenue. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties and production, packaging and shipping costs for boxed copies of software products. Cost of revenues decreased by approximately $60,000 or 41% between periods from $146,000 for the three months ended September 30, 2006 to $86,000 for the three months ended September 30, 2007. Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. Cost of revenues as a percent of total revenues was 6% for the three months ended September 30, 2006 as compared to 2% for the same period in 2007.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended September 30, 2006 and 2007, selling, general and administrative expenses were $1.3 million and $2.5 million, respectively, an increase of $1.2 million.  Of this increase, 45% or $538,000 was attributable to Availl.  In addition to the new Availl expenses, salaries and fringe benefit costs increased by 5% as we have hired new employees in order to support current and projected growth.  Commissions and bonuses increased by 85% as a result of the increase in revenues and income before taxes.  In the three months ended September 30, 2006 and 2007, we expensed $84,000 and $323,000 respectively, for stock based compensation related to the granting of stock options to employees and directors as required by FAS123R. In addition, we incurred a one-time fee of $75,750 for joining the American Stock Exchange.

Research and Development.  Research and development expenses increased by $141,000 or 147% between periods, from $302,000 to $443,000.  The increase was due largely to Availl’s R&D cost in 2007 which were not included in the same period of 2006, plus additional expenditures for external development resources and hiring of additional personnel needed to support the Availl products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs. Depreciation and amortization expense increased from $25,000 to $39,000, an increase of approximately 56%.  This increase was the result of acquiring $148,000 of equipment and software acquired during the first nine months of 2007, and the corresponding depreciation of these assets.

Other Income, Expense.  We earned $21,000 and $43,000 in interest income during the third quarter of 2006 and 2007 respectively from investing our excess cash.  For the three months ended September 30, 2006 and 2007, interest expense increased from $0 to $2,000, respectively.  The interest expense incurred during 2007 was paid on deferred income per an employment agreement between GlobalSCAPE and one of its key executives.

Income Taxes.  The provision for federal income taxes for the quarter ended September 30, 2006 and 2007 respectively was $295,000 and $141,000. The decrease in federal income taxes versus last year is the result of $158,436 of nonrecurring Research & Development Credits and Extraterritorial Income

Exclusion accumulated from prior periods.  These net credits were discovered and calculated in the third quarter of 2007, so they are also being recognized in this quarter as a reduction to tax expense. There is also a fee of $40,924 recorded in SG&A related to these credits.

Beginning January 1, 2007, the state of Texas imposed a new margin tax equal to 1% of the Company’s revenue less compensation expense (based on Texas source income).  In the three months ended September 30, 2007, this tax plus the Massachusetts state tax for Availl equaled approximately $21,000.

Net Income.  GlobalSCAPE recorded net income of $538,000 and $703,000 for the three months ended September 30, 2006 and 2007, respectively.  The $165,000 increase in net income is positively affected by approximately $46,000 by the net of some one-time items such as tax credits and the American Stock Exchange fees. Without the positive impact of these one-time items, net income would be 17% of revenue in the 2007 quarter compared to 21% of revenue in the 2006 quarter. In general, the reduction of Net Income as a percentage of revenue is due to the additional expenses incurred by bringing the Availl products to market.

Comparison of the Nine Months ended September 30, 2006 and 2007

	2006	2007	$ Change	% Change
Software product revenues	$7,463,486	$13,941,472	$6,477,986	87%
Cost of revenues	372,565	204,881	(167,684)	(45)%
Selling, general and administrative expenses	3,879,460	7,451,676	3,572,216	92%
Research and development expenses	799,168	1,432,394	633,226	79%
Depreciation and amortization	69,726	105,393	35,667	51%
Total operating expense	5,120,919	9,194,344	4,073,425	80%
Income (loss) from operations	2,342,567	4,747,128	2,404,561	103%
Other Income (expense)	58,666	24,726	(33,940)	(58)%
Income tax expense	814,162	1,480,887	666,725	82%
Net income (loss)	$1,587,072	$3,290,967	$1,703,896	107%

Revenue. We derive revenues primarily from software sales. Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the nine months ended September 30, 2006 and 2007, total revenues increased by $6.5 million or approximately 87% from $7.5 million to $13.9 million due to the increase in revenues from sales of our Wide-Area File Systems, SecureFTP Server and Enhanced File Transfer products, a major portion of which was a $2.8 million order from the US Army. Unit volume increased with approximately 137,000 licenses and support agreements sold in the nine months ended September 30, 2006 versus 208,000 sold in the same period in 2007. The 52% increase in unit volumes resulted from the large number of individual licenses and support agreements associated with the US Army order.

The following table reflects revenue by product including the related maintenance and support for each product.

	Revenue for the Nine Months Ending September 30,
Product	2006		2007

CuteFTP Professional	$1,688,022	23%	$1,723,003	12%
CuteFTP Home	749,754	10%	845,680	6%
Enhanced File Transfer	2,849,088	38%	4,332,954	31%
SecureFTP Server	1,869,512	25%	5,011,402	36%
Wide-Area File Systems	—	—	2,075,052	15%
Continuous Data Protection	—	—	139,545	1%
All Others	686,113	9%	471,815	3%
Deferred Revenue adjustment	(379,001)	(5)%	(657,979)	(5)%
Total Operating Revenues	$7,463,488	100%	$13,941,472	100%

Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$1,506,665	20.2%	$3,683,721	26.4%

Sales of our SecureFTP Server and Enhanced File Transfer products grew by 98% in the nine months ended September 30, 2007 to $9.3 million from $4.7 million in the same period in 2006, and represented approximately 67% of our total revenues in the first nine months of 2007 as compared to 63% in the same period in 2006. The increase in revenues from these products was the result of increased emphasis of our internal sales group on the enterprise level software needs of businesses and the US Army order which was heavily weighted in the SecureFTP Server product.

Our Wide-Area File Systems and Continuous Data Protection products, which we began selling after completing the Availl acquisition in September 2006, accounted for approximately 16% of total revenue for the nine months ended September 30, 2007. The WAFS/CDP revenues have not increased as originally anticipated due to management’s decision to delay the aggressive marketing of those products to our existing customer base and to the market in general as we had initially planned. The amount of time required to make improvements to our WAFS and CDP products that we believe are necessary has been greater than we had expected. We believe that good progress is currently being made on the product improvements and we anticipate a more aggressive sales effort for these products in 2008.

Revenues from CuteFTP Home and CuteFTP Professional increased by 5% as compared to the nine months ended September 30, 2006 and accounted for approximately 33% and 18% of total revenues for the nine months ended September 30, 2006 and 2007, respectively. We believe that our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.

Because of the more complex nature of SecureFTP Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support. As a result, our maintenance and support sales increased by 168% from the first nine months of 2006 to the same period in 2007 from $1.1 million in 2006 to $3.0 million in 2007, net of the deferred revenue adjustment. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties and production, packaging and shipping costs for boxed copies of software products. Cost of revenues decreased $168,000 or 45% between periods from $372,000 for the nine months ended September 30, 2006 to $205,000 for the nine months ended September 30, 2007. Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. Cost of revenues as a percent of total revenues was 5% for the nine months ended September 30, 2006 as compared to 1% for the same period in 2007.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the nine months ended September 30, 2006 and 2007, selling, general and administrative expenses were $3.9 million and $7.5 million, respectively, an increase of $3.6 million.  Of this increase, 41% or $1.6 million was attributable to Availl.  Of the non-Availl expenses, salaries and fringe benefit costs increased 13% as we have hired new employees in order to support current and projected growth.  Commissions and bonuses increased 75% as a result of the increase in revenues and income before taxes.  In the nine months ended September 30, 2006 and 2007, we expensed $205,000 and $759,000 respectively, for stock based compensation related to the granting of stock options to employees and directors as required by FAS123R.

Research and Development.  Research and development expenses increased $633,000 or 79% between periods, from $799,000 to $1.4 million.  The increase was due largely to Availl’s R&D cost in 2007 which were not included in the same period of 2006, plus additional expenditures for external development resources and hiring of additional personnel needed to support the Availl products.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs. Depreciation and amortization expense increased from $70,000 to $105,000, an increase of approximately 50%.  This increase was due primarily to the purchase of $148,000 of equipment and software during the first nine months of 2007, and the corresponding depreciation of those assets.

Other Income, Expense.  For the nine months ended September 30, 2006 and 2007, interest expense increased from $0 to $33,000, respectively.  The interest expense incurred during 2007 was paid on the term loan related to the acquisition of Availl. We earned $58,000 and $56,000 in interest during the first nine months of 2006 and 2007, respectively, from investing our excess cash.

Income Taxes.  The provision for federal income taxes for the nine months ended September 30, 2006 and 2007 respectively was $814,000 and $1.4 million. The increase in federal income taxes versus last year is the result of increased income upon which tax is due.  Beginning January 1, 2007, the state of Texas imposed a new margin tax equal to 1% of the Company’s revenue less compensation expense (based on Texas source income).  In the nine months ended September 30, 2007, this tax plus the Massachusetts state tax for Availl equaled approximately $87,000.

Net Income.  GlobalSCAPE recorded net income of $1.6 million and $3.3 million for the nine months ended September 30, 2006 and 2007, respectively.  The $1.7 million increase in net income was attained even though the Company incurred substantial increases in SG&A and R&D expenses related to Availl, plus had an additional expense of $554,000 over the nine months in 2006 in compensation expense as required by FAS 123R for grants of employee and directors stock options.

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

In the nine months ended September 30, 2007, approximately 18% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale. However, in July 2003, the European Union (EU) enacted Value Added Taxes

(VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. We expect that the impact of this currency translation will not be material to our business.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that may yet be Purchased Under the Plan (2)
April, 2007	—	—	—	—
May, 2007	18,500	$3.13	18,500	730,048
June, 2007	101,653	$3.24	101,653	648,322
August, 2007	34,120	$3.69	34,120	617,081
September, 2007	5,600	$3.93	5,600	611,620
Total	159,873	$3.35	159,873	611,620

(1)    On May 21, 2007, we announced a plan to purchase up to $3.0 million of our common stock. This plan is scheduled to terminate on May 20, 2008.

(2)    At September 30, 2007, there were 611,620 shares yet to be purchased based on the price of $4.03 per share on that date.

Item 6.   Exhibits

(a)           Exhibits

10.1	Form of Nonstatutory Stock Option Agreement Granted Under 2006 Non-Employee Directors Long-Term Equity Incentive Plan.

31.1	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

November 14 , 2007	By:	/s/ Charles R. Poole
Date		Charles R. Poole
President and Chief Executive Officer

November 14, 2007	By:	/s/ Kelly E. Simmons
Date		Kelly E. Simmons
Chief Financial Officer