Form 10-K
period 2007-12-31
GLOBALSCAPE INC
filed 2008-03-27
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:

None

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

☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $33,192,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $2.69 per share on such date on the American Stock Exchange.

As of March 14, 2008 there were 17,024,711 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 4, 2008, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteMx®, CuteSITE Builder®, PureCMS®, CuteZIP®, CuteHTML® and CuteMAP® are registered trademarks of GlobalSCAPE, Inc.  GlobalSCAPE Secure FTP ServerTM, GlobalSCAPE Transfer EngineTM, and GlobalSCAPE Enhanced File Transfer ServerTM are trademarks of GlobalSCAPE, Inc.  Other trademarks and tradenames in this Annual Report are the property of their respective owners.

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

PART I

Item 1.    Business

Company Overview

We develop and distribute secure managed file transfer, or MFT, software for individuals and business users to safely send files over the internet. We have also developed Wide-Area File System, or  WAFS, collaboration and Continuous Data Protection, or CDP, software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or  WAN and LAN at WAN and LAN speeds.  Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar documents.  In addition, these products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes.  Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers.  We believe that we are uniquely positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

Our initial product, CuteFTP, a file transfer protocol client program used mostly by individuals and small businesses, was first distributed in 1996 over the internet and has achieved significant success and popularity.  We built on this success by steadily adding complementary products such as the enterprise versions of our file transfer programs, Secure FTP Server and Enhanced File Transfer Server, and establishing an internal sales organization and reseller network. We believe we now have a reputation as a provider of easy-to use, affordable file transfer and collaboration software for individual, small business and enterprise users.  Since 2000, we have focused on enhancing our portfolio of products to meet the increasing demand for data security, overcoming the challenges of latency and bandwidth limitations for supporting branch offices and geographically distributed locations, allowing enterprises to backup data across their LAN and WAN as changes are made, and offering solutions that permit non-technical personnel to contribute content to their organizations’ Web sites.  Our software is used worldwide across a wide range of industries.  Through the end of 2007, we had distributed over 1.9 million software licenses to our customer base which includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

Recent Developments

                In March 2008, we announced the retirement of our President and Chief Executive Officer, Charles R. Poole. During the fall of 2007, the Board of Directors began having discussions with Mr. Poole, relating to his potential retirement or reduction in his day-to-day role at December 31, 2008, when his current contract expires, and the necessary steps for succession of the CEO position. At this time, the Board also began focusing on some longer-term projects designed to continue the Company’s growth and profitability. We believe that the future success of our business will be dependent upon our ability to improve our current products and to introduce new products, through research and development, innovations by our employees, strategic partnerships, and acquisitions.  As a result of the longer term nature of the Board’s areas of focus for 2008 and Mr. Poole’s wishes, it became apparent to the Board that that it would be in the best interest of the Company and its shareholders that Mr. Poole not spearhead our more product-focused initiatives if he were not available to see them through implementation. As a result, on March 7, we accepted Mr. Poole’s decision to retire early. Kelly E. Simmons, our CFO, was named interim President and we began to accelerate the search for Mr. Poole’s replacement.

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

Products

Our products include Windows®-based, Mac based, browser-based and server software applications.

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

CuteFTP Pro.  CuteFTP Pro is a secure FTP client program designed for advanced users and information technology professionals.  CuteFTP Pro incorporates standards for encrypting data during transport and at rest, accelerating transfer of large files, and automating common file transfer tasks. It includes various features attractive to advanced users such as multi-part and concurrent file transfers to maximize transfer speed, scheduled file transfers, automated site backups and scripting ability for automating FTP tasks.  CuteFTP Pro has been favorably reviewed by leading online publications including CNet’s Download.com, ZDNet and PC Review.  CuteFTP Pro was released in March 2001 and CuteFTP MAC Pro was released in April 2004.

File Transfer Servers

FTP transfers require two software programs: a client program to start a transfer and a server to accept the connection. Our file transfer server programs are designed to provide business with increased security and speedier file transport when compared to e-mail.

Secure FTP Server.  Secure FTP Server complements CuteFTP Pro and other professional FTP clients by enabling encrypted transfers using SSL, SSH2 and advanced S/KEY password encryption.  When used with CuteFTP Pro, Secure FTP Server offers a complete digital certificate management system, giving system administrators the ability to create, sign, import, export and add digital certificates, as well as kick off back-end processes.  The latter functionality can be used as a partial or total replacement for more complex enterprise-level electronic data interchange systems, or (EDI).  Additional features include full remote management capability, the ability to operate multiple FTP sites with unique directory structures from a single server and manage user accounts with advanced restriction settings for maximum security and control.  Secure FTP Server has been favorably reviewed by leading online publications including Server Watch and File Forum.  GlobalSCAPE Secure FTP Server was first released in January 2002.

Enhanced File Transfer Server.  Enhanced File Transfer Server,  EFT, is an enterprise file server, building on the base features of Secure FTP Server by providing digital certificate management, multiple secure protocols, remote administration, flexible authentication choices, extensive automation and advanced security options. The latest version, EFT Server 5, helps customers achieve regulatory compliance with Payment Card Industry, or PCI, Data Security Standard, or DSS, by providing hardened security settings and compliance reporting options. EFT also offers modules that can be integrated into the base software such as DMZ Gateway, which provides a multi-tiered security solution for traversing network walls; OpenPGP, a dual-key encrypted storage solution; Secure Ad-Hoc, which is an alternative solution to e-mail for sending large file attachments; and auditing and reporting of server transactions.

Data Replication Products

Businesses with multiple locations have a need to access data in a timely, efficient manner and to be able to move and share data throughout their organizations.  Our data replication products allow users to maintain and synchronize their live data files in multiple remote server locations and to restore data to any point in time.

Wide Area File System (WAFS).  Our Wide Area File System product delivers a unified and accelerated file access system, instant file-sharing and server-to-server mirroring across any distance, with full coherency and at LAN access speeds.  WAFS delivers a true wide area file solution for any distance, and any number and any complexity of files.  Continuous, real-time multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization, no matter where a change in any file is made.  The data mirrors between servers on the LAN, virtual private network, or VPN, or crossing firewalls in real time.  In addition, users can leverage file locking capabilities across the LAN and WAN. Our WAFS ensures bandwidth efficient WAN utilization; that users have access to the most recent data.  The off-line mode ensures continued data access in the event of WAN or server outage.  Our WAFS software is easy to deploy and manage remotely.

CDP.  Our continuous backup software inexpensively delivers true real-time continuous data protection.  Our software-only solution supports the ability to backup any number of branch servers or remote laptops to one or more centrally located systems.   CDP transparently and continuously captures data from local and remote servers, eliminating the backup window and restoring data rapidly. Bandwidth requirements are minimal since only file differences are transferred to the backup system.

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

Maintenance and Support

We offer maintenance and support contracts for all of our products which includes content, upgrades and technical support.  Standard technical support is limited to the reporting and correction of product defects and installation and configuration assistance. CuteFTP, EFT Server, and Secure Server support is available 8:00 AM to 6:00 PM US Central Time, Monday-Friday, excluding major US holidays. WAFS and CDP support is available 8:00 AM to 5:30 US Eastern Time, Monday-Friday, excluding major US holidays.

Strategy

Our goal is to build upon our successful market position in FTP, WAFS and CDP, to provide business users with secure and efficient solutions for their growing file access, file transfer, and data replication and protection needs.  For example, in 2007, we introduced upgrades to EFT 5.0,  CuteFTP 8.0, the Secure Ad Hoc Transfer module, and the HS-PCI module ensuring compliance with DSS.   We continue to enhance and develop high quality, affordable software that enables organizations and individuals to easily create, move and manage Web and file-based data in a secure, collaborative environment.  We have successfully established a brand in the market for internet software productivity tools with our file management products, CuteFTP and CuteFTP Pro.  We believe that our continued growth will come not only through the further development of our SecureFTP Server and Enhanced File Transfer products and the growing demand for file security when transferring information across the internet, but also through the aggressive sales and marketing of our WAFS and CDP products, which we believe represent two high growth markets.  Based upon estimates by Gartner, Inc., and other consulting groups in our markets, we believe that the WAN optimization/WAFS market is currently $300 million annually and growing at 20% - 30% per year, and the CDP market is of similar size but in the early stages of adoption and growing rapidly.  In addition, we believe that the WAFS and CDP products are highly complementary to our traditional Secure File Transfer products facilitating cross sales and new customer penetration.

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

Key elements of our strategy are:

Continue to enhance and develop our products.  Corporate and individual users are increasingly concerned with security and data replication and protection.  We have added the EFT enterprise solution to our product line for businesses to meet the needs of security issues when transferring files in and out of their servers across the internet and we acquired Availl in 2006 in order to offer customers a data replication and protection solution. We believe that the future success of our business will be dependent upon our ability to improve our current products and to introduce new products, through research and development, innovations by our employees, strategic partnerships, and acquisitions. We intend to accelerate the development and improvement of our current products throughout 2008 to meet the demand for file transfer security and data replication and protection through Enhanced File Transfer Server, WAFS and CDP and to consumers and smaller businesses through our other well known FTP products, CuteFTP Home and CuteFTP Professional and Secure FTP Server.

Pursue strategic product and acquisition opportunities.  We will continue to look for opportunities to develop, acquire or add synergistic products or technologies that enhance the success of these products.  In 2005, we added modules and further developed our Secure FTP Server and EFT products.  In September 2006, we acquired Availl which allowed us to add our WAFS and CDP products. We continue to seek potential acquisitions and strategic patnerships.

  Continue to develop a more robust reseller channel.  During 2007, we continued our emphasis on the development of third party reseller channels by hiring sales people with reseller sales backgrounds and developing relationships with new resellers. In particular, we attempt to reach “value-added” resellers such as system design consultants.  We believe sales will be significantly enhanced if we are able to recruit numerous resellers who have existing relationships with prospective customers.

Increase our maintenance and support business.  Maintenance and support contracts are an important part of our product offering for our Enhanced File Transfer Server, WAFS and CDP.  Our maintenance and support revenues increased by 171% from 2005 to 2006, and 112% from 2006 to 2007.

Develop internal sales staff.  During 2007, we continued the development of our internal direct sales force to better sell more complex products, such as Enhanced File Transfer, Secure FTP Server, WAFS and CDP. We intend to continue to develop our sales staff through additional employees, further training and certification.

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

We also sell our FTP Client Programs, Secure FTP Server and our internet products via download from our Web site, www.globalscape.com.  Prospective buyers may use our software products free during an evaluation period of up to thirty days.  The programs are automatically disabled if a license is not purchased by the end of the trial period.  Our current products typically range in price from $39.99 to $2,400 per license.  Prior to 2006, the majority of our software sales had been made online using a credit card.  While we continue to sell products over the internet, this has become a less important sales channel as we have grown our internal sales organization and reseller network.  Our software is also available for download from a variety of independent internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia.  We distribute a limited number of copies on CD in Fry’s and Micro Center stores in the United States and through numerous international resellers.  We provide free customer support via a searchable knowledge base on our Web site and sell “live” support and maintenance packages.

Customers

We had one customer, the Army Contracting Agency ITEC4, whose purchase of $2.8 million dollars accounted for 14.5% of our sales in 2007. The order was comprised of Secure FTP Server with SSH Add On module, CuteFTP Pro, and the associated maintenance and support covering first year installations. While the purchase of the product would not be recurrent in the same volume, first year maintenance and support will increase until all software installations have been completed and thereafter in the form of renewals.

Seasonality

Our products are marketed to individuals as well as large organizations. As a result of this mix within our customer base, we did not experience seasonality in our sales during 2007, nor do we expect seasonality to have a significant impact on sales in 2008.

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

For the years 2005, 2006 and 2007, GlobalSCAPE spent approximately  $869,155, $1,230,400 and $1,919,253,  respectively, on research and development, all of which were expensed. We expect to increase our research and development spending in 2008 as we focus on improving our current products and introducing new products.

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

WAFS.  WAFS competes in the Wide Area File System/Storage market.  We believe our primary competitors are Riverbed, Packeteer and Cisco, who are delivering proprietary based appliances.  We believe that WAFS has the advantage of being a software only solution which leverages corporate infrastructure and minimizes the total cost of ownership.

CDP.  Continuous Data Protection competes in the highly competitive CDP market.  We believe our primary competitors are CA XOsoft, Doubletake and Symantec/Veritas.  We believe that CDP has the advantage of transparently and continuously capturing data from local and remote servers, eliminating the backup window and restoring data rapidly.

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

Governmental Regulation

All of our products are subject to U.S. export control laws and applicable foreign government import, export and/or use requirements. Minimal U.S. export restrictions apply to all products, whether or not they perform encryption functions.

The Export Administration Regulations of the U.S. Department of Commerce regulate the export of most commercial products with encryption features. Under regulations issued by the Department of Commerce in January 2000, encryption products of any key length may be exported, after a one-time technical review, to non-governmental end-users around the world, except for embargoed countries and specific prohibited end-users. Encryption products may be exported to governmental end-users under special Encryption Licensing Arrangements or individual export licenses that may be issued at the discretion of the Department of Commerce. In October 2000, the Department of Commerce further revised the Export Administration Regulations to relax some reporting requirements and to remove the export licensing requirement for shipments to governmental end-users in 23 countries, including most of the United States’ major trading partners. In June 2002, the Department of Commerce amended the encryption regulations again to conform them to the control lists implemented by other countries that are also members of the Wassenaar Arrangement. We believe that we have completed the necessary technical reviews of the products and services we currently export, but new products that we acquire or develop may require technical review before we can export them. For the export of some of our products, we are subject to various post-shipment reporting requirements.

The changes to the export regulations allow our products to be exported more quickly and with more strength and, therefore, be more competitive with products from foreign producers. However, the export regulations may be modified at any time. In light of the ongoing discussions regarding anti-terrorism legislation in the U.S. Congress, there may be an increased risk that export regulations may be modified in the future. Modifications to the export regulations could reduce or eliminate our ability to export some or all of our products from the U.S. without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the U.S. that would not be subject to these restrictions.

Intellectual Property

We regard some of the features of our internal operations, software, and documentation as proprietary and rely on copyright, patent, trademark and trade secret laws, confidentiality procedures, contractual arrangements, and other measures to protect our proprietary information. Our intellectual property is an important and valuable asset that enables us to gain recognition for our products, services, and technology and enhance our competitive position.

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors, and corporate partners, and we enter into license agreements with respect to our software, documentation, and other proprietary information. These license agreements are generally non-transferable and have a perpetual term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment, and networks.

Our trademarks, copyrights and technology are central to our business.  We protect our intellectual property rights through a combination of licenses, trademarks, service marks, copyrights, trade secret laws and restrictions on disclosure.

We have U. S. federal trademark registrations for GlobalSCAPE, CuteFTP, CuteFTP Pro, CuteMx, PureCMS, CuteHTML, CuteZIP, CuteMAP, CuteSITE Builder and design, SnapEdit and pending U. S. federal trademark applications for Availl and Enhanced File Transfer Services.  We have obtained twenty-nine United States copyright registrations for all but the most recent versions of our software applications, and have applied for registration for the most recent versions.

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

Employees

As of March 1, 2008, we had 66 full-time and part-time employees organized within eight functional areas.  The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	9
Research and Development	10
Quality Assurance	6
Marketing	4
Information Services	5
Professional Services	3
Sales	17
Customer Support	12
Total	66

None of our employees are covered by collective bargaining agreements and we believe our employee relations are good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including GlobalSCAPE) file electronically with the SEC. The SEC’s web site is www.sec.gov.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments filed with the Securities and Exchange Commission are available free of charge on our web site at www.globalscape.com in the Investor Relations section as soon as practicable after such reports are filed.  Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

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

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis.  We have in the past incurred, and we believe that we will continue to incur, research and development expenses as we strive to remain competitive.  New product development and introduction involves a significant commitment of time and resources and is subject to a number of risks and challenges including:

Managing the length of the development cycle for new products and product enhancements, which has frequently been longer than we originally expected.

Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers.

Extending the operation of our products and services to new platforms and operating systems.

Entering into new or unproven markets with which we have limited experience.

Managing new product and service strategies, including integrating our various security and file replication technologies, management solutions, customer service, and support into unified enterprise security and file replication solutions.

Incorporating acquired products and technologies.

Developing or expanding efficient sales channels.

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

If we fail to manage our sales and distribution channels effectively or if our partners choose not to market and sell our products to their customers, our operating results could be adversely affected.

We sell our products to customers primarily through our direct sales force and through resellers. Sales through these different channels involve distinct risks, including the following:

Direct Sales.  A significant portion of our revenues is derived from sales by our direct sales force to end-users. Special risks associated with this sales channel include:

Longer sales cycles associated with direct sales efforts.

Difficulty in hiring, retaining, and motivating our direct sales force.

Substantial amounts of training for sales representatives to become productive, including regular updates to cover new and revised products.

Indirect Sales Channels.  A significant portion of our revenues is derived from sales through indirect channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of risks, including:

Our lack of control over the timing of delivery of our products to end-users.

Our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers.

Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause.

Our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

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

The open source software community develops software technology for free use by anyone. We have relied on open source technology for the encryption features in our CuteFTP Pro and Secure FTP Server products. Our reliance on open source code software may impose limitations on our ability to commercialize our solution and may subject us to possible intellectual property litigation.

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

We compete intensely with other internet software development and distribution companies internationally to recruit and hire from a limited pool of qualified personnel. Some qualified candidates prefer to work for larger, better known companies.. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans, and recent changes in accounting rules require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

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

Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.

We offer technical support services with many of our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors or successfully integrate support for our customers. Further customer demand for these services, without corresponding revenues, could increase costs and adversely affect our operating results.

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

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

Quarter-to-quarter variations in results of operations;

Our announcements of new products;

Our competitors’ announcements of new products;

Our product development or release schedule;

General conditions in the software industry; and

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

Accounting charges may cause fluctuations in our quarterly financial results.

Our financial results may be affected by non-cash and other accounting charges, including:

Amortization of intangible assets, including acquired product rights

Impairment of goodwill

Stock-based compensation expense

Restructuring charges

Impairment of long-lived assets

For example, in connection with our acquisition of Availl in 2006,  we have recorded approximately $5.2 million  of acquired product rights and other intangible assets and $4.6 million of goodwill. We have recorded and will continue to record future amortization charges with respect to a portion of these intangible assets. In addition, we will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired.

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

Some of the provisions of our certificate of incorporation and bylaws and in Delaware law could, together or separately:

discourage potential acquisition proposals;

delay or prevent a change in control; and

limit the price that investors may be willing to pay in the future for shares of our common stock.

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

Our directors and executive officers continue to have substantial control over us

Our directors and executive officers, together with their affiliates and related persons,  beneficially own, in the aggregate, approximately 46% of our outstanding common stock at December 31, 2007. As a result, these stockholders, acting together, would have the ability to control GlobalSCAPE and direct its policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted, affecting the value of the stock.

There were options for 1,960,328 shares outstanding under our employee stock option plans as March 1, 2008, of which 971,493 were vested as of March 1, 2008. We have filed a registration statement under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate office is located in a technical park in northwest San Antonio called University Park Tech Center II.  Our lease for the 14,700 square foot facility expires in September 2008.  Our annual rent is approximately $191,000. By June 2008, the corporate office will relocate to a new 21,495 square foot facility also located in northwest San Antonio. The annual rent on the eleven year lease for this facility will average $584,000. Availl is located in an office park in Andover, Massachusetts called Brickstone Square.  Our lease for the 3920 square foot facility expires in October 2009.  Our annual rent is approximately $90,800.  We believe these facilities will be suitable for our current business needs and that suitable additional space will be available on acceptable terms when needed.

Item 3.  Legal Proceedings

We are not currently involved in any material pending legal proceedings, but may become subject to legal proceedings in the ordinary course of our business.  Such claims may result in the expenditure of significant financial and managerial resources.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4A.  Executive Officers of the Company

Kelly E. Simmons.   Mr. Simmons serves as GlobalSCAPE’s interim President and Chief Financial Officer and Corporate Secretary. He is a Texas CPA and has over 27 years experience in financial management including accounting, SEC reporting, mergers and acquisitions, information systems, and investor relations.  From 1988 to 2000, Mr. Simmons held various positions, including CFO, with two affiliated public companies, US Long Distance and Billing Concepts which grew from revenues of $2 million in 1988 to over $500 million in 1999 with over 1,200 employees.  Before joining GlobalSCAPE, he was CFO of Sino Swearingen Aircraft Corporation, a manufacturer of light business jets from 2005 to 2007.  Mr. Simmons holds a B.S. degree in Finance from Louisiana State University.

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

Douglas Conyers.  Mr. Conyers serves as Vice President of Professional Services and has been employed by GlobalSCAPE since March 2007. Mr. Conyers is responsible for total customer satisfaction as they look to enhance and customize GlobalSCAPE solutions based on their company’s requirements. Prior to joining GlobalSCAPE, he held positions as Chief Architect, Director of Systems Engineering and Senior Software Engineer for SecureLogix Corp. Previous to that, he held software engineering positions with both the Southwest Research Institute and Paradigm Simulations. Conyers has a B.S. in Computer Science from Trinity University.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

                Our common stock is listed on the American Stock Exchange under the symbol GSB and began trading on July 19,  2007.  As of  December 31, 2007, there were approximately 2,371 holders of record of our common stock.  GlobalSCAPE stock began trading on February 15, 2002.  The table below sets forth the quarterly high and low bid prices for our common stock for the last two fiscal years.

Common Stock Price

	2006		2007
	High	Low	High	Low
First Quarter (ending March 31)	$3.20	$1.05	$3.35	$2.63
Second Quarter (ending June 30)	$3.75	$2.21	$4.00	$2.13
Third Quarter (ending September 30)	$3.25	$2.50	$5.90	$2.85
Fourth Quarter (ending December 31)	$3.50	$2.16	$7.71	$3.85

Annual	$3.75	$1.05	$7.71	$2.13

The closing  price on March 14, 2008 was $2.15.  All prices listed above prior to July 19, 2007 are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

We have never paid a cash dividend, and do not expect to do so in the foreseeable future.  The terms of our revolving credit facility prohibit the payment of dividends.

Item 6.  Selected Financial Data

The selected financial data presented below for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 are derived from our audited financial statements.

Statement of Operations Data:

	2003	2004	2005	2006	2007
Revenues:
Software product revenues	$4,734,105	$4,713,191	$6,096,045	$9,395,445	$14,826,197
Maintenance and support (net of deferred revenue)	113,014	217,469	582,570	1,578,236	3,534,144
Total revenues	4,847,119	4,930,660	6,678,615	10,973,681	18,360,341
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	532,910	371,242	279,964	468,515	250,439
Selling, general and administrative	3,613,759	3,456,598	3,986,047	6,142,299	10,049,430
Research and development	945,395	727,423	869,155	1,230,400	1,919,253
Depreciation and amortization	390,154	171,834	98,071	99,213	279,573
Total operating expenses	5,482,218	4,727,097	5,233,237	7,940,427	12,498,695
Income (loss) from operations	(635,099)	203,563	1,445,378	3,033,254	5,861,646
Interest expense, net	(5,016)	(1,651)	(620)	(128,362)	(34,893)
Interest income	—	—	10,685	60,639	95,808
Gain (loss) on sale of assets	(1,486)	—	1,242	619	365
Other income, net	—	—	—	—	2,269
Income (loss) before provision for income taxes	(641,601)	201,912	1,456,685	2,966,150	5,925,195
Total income tax provision (benefit)	1,400	1,489	9,981	1,003,618	2,002,686
Net income (loss)	$(643,001)	$200,423	$1,446,704	$1,962,532	$3,922,509
Net income (loss) per common share - basic	$(0.05)	$0.01	$0.10	$0.13	$0.23
Net income (loss) per common share - assuming dilution	$(0.05)	$0.01	$0.09	$0.12	$0.21

Balance Sheet Data:

	2003	2004	2005	2006	2007

Cash and cash equivalents	$342,433	$572,959	$2,029,473	$4,632,666	$5,214,479
Working capital	$19,203	$341,749	$1,741,354	$2,749,266	$4,256,164
Total assets	$918,278	$971,857	$2,901,671	$16,367,749	$18,108,783
Long term debt including capital lease obligations, less current portion	$—	$—	$—	$3,076,698	$—
Cash dividends per common share	$—	$—	$—	$—	$—

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2005, 2006 and 2007 and related notes included elsewhere in this document.

Overview

We develop and distribute secure managed file transfer, or MFT, software for individuals and business users to safely send files over the internet. We have also developed Wide-Area File System, or WAFS, collaboration and Continuous Data Protection or CDP, software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN at WAN and LAN speeds.  Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar documents.  In addition, these products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes.  Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers.  We believe that we are uniquely positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

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

•                  Continuous Data Protection (CDP) Products — Our CDP products consolidate remote backup for file servers.  As files change, the servers backup in real time to the customer’s backup site which can be at the same or a remote location.   The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots.

We believe that the future success of our business will be dependent upon our ability to improve our current products and to introduce new products, through research and development, innovations by our employees, strategic partnerships, and acquisitions. We intend to   continue enhancing our file transfer products to meet the demands of both individual and enterprise users, while improving the security features of our current product line, and to expand into growing markets through the acquisition of compatible companies and products and through strategic partnerships. For example, in 2007, we introduced upgrades to EFT 5.0,  CuteFTP 8.0, the Secure Ad Hoc Transfer module, and the HS-PCI module ensuring compliance with DSS  In 2006, we acquired Availl, a leading provider of Wide-Area File System (WAFS) collaboration and continuous data protection (CDP) products as part of this strategy.  This acquisition expanded our technology base into data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery.  We believe that these products have give us entry into two large and rapidly growing markets. Based upon estimates by Gartner, Inc., and other consulting groups in our markets, we believe that the WAN optimization/WAFS market is currently $300 million annually and growing at 20% - 30% per year, and the CDP market is of similar size but in the early stages of adoption and growing rapidly.  In addition, we believe that the WAFS and CDP products are highly complementary to our traditional Secure File Transfer products facilitating cross sales and new customer penetration. As described below, our WAFS/CDP revenues have not increased as much as originally anticipated due to management’s decision to delay the aggressive marketing of those products to our existing customer base and to the market in general as we had initially planned.  The amount of time required to make improvements to our WAFS and CDP products that we believe are necessary has been greater than we had expected.

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from solid net profits from operations over the last fifteen consecutive quarters, including the quarter ended December 31, 2007.  At December 31, 2007, our net working capital position was $4.3 million, which consists of current assets less current liabilities. We had cash available of $5.2 million and we continue to generate cash in excess of our operational needs.  In addition, the Company has a $750,000 line of credit with Silicon Valley Bank which is unused at this time. We rely heavily on cash flows from operations to fund our business a a result of the profitable history of the company.

Our capital requirements principally relate to our need to enhance our existing products and to develop new products, which primarily consist of research and development expenses and expenses for people and the elements that support their work. By comparison, we do not spend large sums on capital equipment. Over the past three years, we spent $103,304 in 2005, $150,926 in 2006 and $175,779 in 2007 for equipment. Capital expenditures will be higher in 2008 as a result of the planned move to new office space.

Our total revenues increased 67% in 2007 when compared to 2006. The principal drivers of our sales are the enterprise level server products for MFT, which are EFT Server and SecureFTP Server. These products accounted for 68% of our sales in 2007, not including maintenance and support agreements. Prior to 2006, we were largely dependent upon sales of CuteFTP Home and CuteFTP Professional, which accounted for 51% of our revenue in the year ended December 31, 2005, and represented larger percentages of sales in earlier years. The actual sales of these products have remained relatively flat over the three years ended December 31, 2007 while becoming an increasingly smaller portion of our total revenue. In 2007, sales of these products represented  approximately 19.3 % of our total revenues

Since our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline, our cash flow from operations will also decline.  If sales decline or if our  liquidity is otherwise under duress, management could substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We also have $750,000 of availability under our revolving line of credit and, if necessary, we may also sell equity securities or enter into other credit arrangements in order to finance future acquisitions or licensing activities.

Net cash provided by operating activities was $1,549,636, $2,604,274 and $5,213,644 in 2005, 2006 and 2007, respectively.  This increase in cash for each year was generated from the profitable operations of our business. Some of the major non-cash items that were charged against net income over this period are depreciation and amortization, stock-based compensation and deferred revenues. While these items are expensed according to Generally Accepted Accounting Principles, the cash impact from these charges has occurred or will occur in other accounting periods and the difference reflects a positive impact on cash in the Consolidated Statements of Cash Flows. There is also a recurring timing difference between the time we record sales and the time we actually receive payment for those sales. The increase in Accounts Receivables during this period serve to negatively impact the cash from operations in the

Consolidated Statements of Cash Flows, and the Deferred Revenues during this period serve to positively impact the cash from operations in those statements.

Our financing activities over the past three years have primarily related to  funding the acquisition of Availl. In 2006, we used $7.6 million in cash to acquire Availl. The cash used to make this acquisition came from a $5 million term loan from Silicon Valley Bank. We repaid $400,000 of the loan in 2006 and $4.6 million in 2007 from the cash generated from our operations and a stock offering completed in November 2006. We have also sold stock through the exercise of employee stock options. We received cash from stock option exercises of $8,940, $28,968, and $681,656 for 2005, 2006, and 2007, respectively. We also used our own cash for the repurchase of treasury our common stock, in the amount of $527,528 in 2007.

At December 31, 2007, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable.   The commitments related to royalty agreements are contingent on sales volumes.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We will move to a new facility in 2008. We will likely purchase significant fixed assets and lease hold improvements in connection with moving into this facility.

In order to finance the cash portion of the purchase price in the merger with Availl, GlobalSCAPE entered into a Loan and Security Agreement dated September 22, 2006 with Silicon Valley Bank.  The Loan Agreement with Silicon Valley Bank provides for a $5.0 million term loan and a $750,000 revolving credit facility. We repaid the balance of the term loan on March 1, 2007.   The entire amount of the revolving credit facility remains available. The borrowings under the revolving credit facility bear interest at 1.00% above the Bank’s prime rate and matures on September 22, 2008.  Interest payments are due on the first day of each calendar month. There have been no borrowings under the revolving credit facility.

The revolving credit facility is secured by substantially all of the assets of GlobalSCAPE, Inc.  The Loan Agreement contains customary covenants including covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, maintenance of inventory, payment of taxes, maintaining insurance, and protection of intellectual property rights.  GlobalSCAPE is also prohibited from selling any of its assets other than in the ordinary course of business, acquiring any other entities, changing the types of business they are engaged in, incurring indebtedness other than that permitted by the Loan Agreement, incurring any liens on their assets other than those permitted by the Loan Agreement, making certain investments or paying any dividends on, or acquiring, any shares of its capital stock.  The Loan Agreement contains two financial covenants.  GlobalSCAPE and its subsidiaries must maintain:

•             a ratio of (A) EBITDA less the sum of (i) cash taxes paid and (ii) non-financed capital expenditures (excluding non-cash stock options and taxes already accrued), to (B) the sum of (i) principal plus (ii) interest paid to Bank, of at least 1.5 to 1.00; and

•             a ratio of total funded debt to EBITDA of not more than 2.00 to 1.00.

The loan agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of principal and interests, the breach of any covenants, the occurrence of a material adverse change, certain bankruptcy and insolvency events, the breach of other agreements creating indebtedness of $50,000 or more and the entry of a judgment of $50,000 or more against GlobalSCAPE or any of its subsidiaries.  At March 21, 2008, we were in compliance with these covenants.

The following table summarizes our contractual obligations at December 31, 2007, consisting of future minimum capital lease payments and future minimum payments under operating leases:

	Payments Due by Fiscal Year
Contractual Obligations	2008	2009	2010	Thereafter	Total
Operating Lease	$578,181	$606,465	$538,587	$4,939,948	$6,663,181
Equipment Leases	$7,392	$7,392	$7,392	$9,056	$31,232
Deferred Compensation	$119,711	$—	$—	$—	$119,711
Total Cash Obligations	$705,284	$613,857	$545,979	$4,949,004	$6,814,124

Critical Accounting Policies

Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the Unites States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities.  On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for doubtful accounts receivable, long-lived and intangible assets,  valuation of stock based compensation,  income taxes and contingencies.  Management bases its estimates on historical experience, observable trends, and various other assumptions that are believed to be reasonable under the circumstances.  Management uses this information to make judgments about the carrying values of assets and liabilities that are not readily apparent form other sources.  Actual results may differ from the estimates under different assumptions or conditions.

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

The Company began selling technical support and maintenance services for some of its software products in 2001.  With higher priced support and maintenance for our enterprise class software products and our efforts to renew agreements upon their expiration, sales of these agreements grew in 2005, 2006 and 2007 to $811,000, $2,032,000 and $4,486,000 respectively.  Growth in the sales of maintenance and support agreements may result in the deferred recognition of a significant amount of revenue in future periods.

Allowance for Doubtful Accounts

We provide credit, in the normal course of business, to a number of companies and perform ongoing evaluations of our credit risk.  We require no collateral from our customers and we estimate the allowance for uncollectible accounts based on our historical experience and current credit evaluations.  No single customer accounted for more than 2% of net revenues in 2006.  We had one customer that accounted for approximately 2.7% of net revenues in 2005, and one customer that accounted for 14.5% of net revenues in 2007.

Valuation of Long-Lived and Intangible Assets

The Company assesses the impairment of long-lived and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors considered important which could trigger an impairment review included the following:  significant underperformance relative to historical or projected future cash flows; significant changes in the manner of use of the assets or the strategy for the overall business; and significant negative industry trends.  When management determines that the carrying value of long-lived and intangible assets may not be recoverable, impairment is measured based on the excess of the assets’ carrying value over the estimated fair value.  No impairment was recognized in 2005, 2006 or 2007.

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

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved.  For the years 2005, 2006 and 2007, we spent approximately $869,000, $1,230,000 and $1,919,000, respectively, on research and development.  No research and development expenses were capitalized in 2005, 2006 or 2007.

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.  GlobalSCAPE had a deferred tax asset of $51,983, $8,724, and $440,632 at December 31, 2005, 2006 and 2007, respectively

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all of the evidence, both positive and negative, management determined that no allowance was considered necessary at December 31, 2005, 2006 or 2007.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

	2007	2006	$ Change	% Change
Software product revenues	$18,360,341	$10,973,681	$7,386,660	67.31%

Cost of revenues	250,439	468,515	(218,076)	(46.55)%
Selling, general and administrative	10,049,430	6,142,299	3,907,131	63.61%
Research and development expenses	1,919,253	1,230,400	688,853	55.99%
Depreciation and amortization	279,573	99,213	180,360	181.79%
Total operating expense	12,498,695	7,940,427	4,558,268	57.41%
Income from operations	5,861,646	3,033,254	2,828,392	93.25%
Other Income (expense)	63,549	(67,104)	130,653	(194.70)%
Income tax expense	2,002,686	1,003,618	999,068	99.55%
Net Income	$3,922,509	$1,962,532	$1,959,977	99.87%

Revenue.  We derive our revenues primarily from software sales.  Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements.  Revenues increased from $10,973,681 in 2006 to $18,360,341 in 2007. The increase of $7.4 million, or approximately 67%, in revenues was the result of increased sales of our WAF Systems, Secure FTP Server Systems and EFT products. In addition, in May 2007, we received a substantial order from the U.S. Army for Secure FTP Server, SSH Module and CuteFTP Professional software licenses, with maintenance, starting at an initial purchase of $2.5 million in software licenses and $300,000 in initial maintenance and support revenue. The fully deployed contract has maintenance and support valued at $1 million annually This sale represented approximately 14.5% of our revenues in 2007.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Year Ending December 31,
Product	2007		2006

CuteFTP Professional	$2,438,085	13.28%	$2,405,970	21.92%
CuteFTP Home	1,102,458	6.00%	1,044,593	9.52%
Enhanced File Transfer	6,691,982	36.45%	4,170,938	38.01%
SecureFTP Server	5,769,020	31.42%	2,521,994	22.98%
Wide-Area File Systems	2,711,605	14.77%	600,373	5.47%
Continuous Data Protection	187,996	1.02%	34,298	0.31%
All Others	411,274	2.24%	649,219	5.92%
Deferred Revenue adjustment	(952,079)	(5.19)%	(453,703)	(4.13)%
Total Operating Revenues	$18,360,341	100.00%	$10,973,682	100.00%

Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$3,534,144	19.25%	$1,578,236	14.38%

WAFS and CDP products accounted for approximately 15.8% of total revenue for 2007. There were only $683,934 in sales for these products in 2006 because we did not begin selling these products until after completing the Availl acquisition in September 2006. The WAFS/CDP revenues have not increased as originally anticipated due to management’s decision to delay the aggressive marketing of those products to our existing customer base and to the market in general as soon as we had initially planned.  The amount of time required to make improvements to our WAFS and CDP products that we believe are necessary has been greater than we had expected.  We believe that good progress is currently being made on the product improvements and we anticipate a more aggressive sales effort for these products in 2008.

Sales of our SecureFTP Server and Enhanced File Transfer products grew by 86% in 2007 to $12.5 million, from $6.7 million in 2006. This increase was the result of the continuing  emphasis of our internal sales group to market and sell these products to meet the needs of businesses to transfer files in a secure fashion using business or enterprise level software as well as the $2.5 million sale to the US Army described above.  In total, our Secure FTP Server and Enhanced File Transfer products  represented approximately 68% of our total revenues in 2007 as compared to 61% in 2006.  Revenues from CuteFTP Home and CuteFTP Professional increased by 3% and accounted for approximately 31% and 19% of total revenues 2006 and 2007, respectively. Those changes were the result of the continuing maturity of CuteFTP and CuteFTP Pro, and the availability of low cost alternatives to occasional users.

We believe that our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.  In addition, because of the more complex nature of SecureFTP Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support.  As a result, our maintenance and support revenues increased by 124% from $1,578,236  in 2006 to $3,534,144  in 2007, net of deferred revenue.  Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products.  Cost of revenues decreased by approximately 47% between periods from $468,515 in 2006 to $250,439 in 2007. Royalty expenses, the major component of cost of revenues, declined as did the sale of some of our internet products primarily as the result of the non-renewal of the third party software distribution agreement with Hannon Hill, whose products, Cascade Serve and Publish XML, had previously generated a significant revenue contribution and related royalty expense.  Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  Cost of sales as a percent of total revenues was 4.3% and 1.4% respectively for 2006 and 2007.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees.  Selling, general and administrative expenses increased by approximately 64% from $6,142,299 in 2006 to $10,049,432 in 2007.  As a percentage of revenue, SG&A decreased to 55% of revenue in 2007 from 56% of revenue in 2006.  A major portion of this increase was attributable to increased wages and commissions which included a 12 person employee headcount increase.  Another large portion of the SG&A increase was caused by stock based compensation expense for 2007 required by SFAS 123(R) totaling $937,546 in 2007 compared to $497,895 in 2006.

Research and Development.  Research and development expenses increased by approximately 56% from $1,230,400  in 2006 to $1,919,253 in 2007. Virtually all of the increase was caused by increases in wages, fringe benefits and contract labor.  A major portion of the increased wages and fringe benefit cost was the result of reclassification of a Vice President level employee from marketing to R&D.   Included in the research and development expenses, external development costs increased approximately 16% from 2006 to 2007, $469,565 to $545,183 respectively.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets.  Depreciation and amortization expense increased by $180,360, or approximately 182%, year over year.  Depreciation expense has increased due to replacement of equipment at end of life cycle and as required for new employees.

Other Income (Expense), Net.  In 2006, we had interest expense of $128,362 related primarily to the financing of the Availl acquisition, interest income of $60,639 as a result of interest earned on excess cash balances and a gain of $619 on sale of fully depreciated fixed assets. During 2007, we had interest expense of $34,893 primarily related to the financing of the Availl acquisition, interest income of $95,808 as a result of interest earned on excess cash balances and a gain of $365 on sale of fully depreciated fixed assets.

Income Taxes.  The provision for state income taxes in 2006 was $3,533 and the provision for federal income taxes was $1,000,085 in 2006.  GlobalSCAPE’s effective income tax rate is 34.5% and differs from the federal rate primarily because of state taxes.  The provision for state income taxes in 2007 was $114,054 and the provision for federal income taxes was $1,888,632 in 2007.  GlobalSCAPE’s effective income tax rate is 33.8% and differs from the federal rate primarily because of prior period credits for EIE Exclusion, Research & Development and amended returns totaling $130,976.

Net Income.  In 2007, net income was primarily the result of continued growth in our Enhanced File Transfer product and our Secure FTP Server product, resulting in an increase in revenue, while we continued to control expenses. In addition, our 2007 income tax expense was reduced by taking advantage of Research & Development Credits and Extra-territorial Income Exclusion Credits for 2004, 2005, and 2006.  In 2007, we paid an additional $999,068 in income taxes and still increased net income by $1,959,977 over the prior year.  The increase in net income was the result of continued growth of sales of the Enhanced File Transfer and Secure FTP Server products.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

	2006	2005	$ Change	% Change
Software product revenues	$10,973,681	$6,678,615	$4,295,066	64.31%

Cost of revenues	468,515	279,964	188,551	67.35%

Selling, general and administrative expenses	6,142,299	3,986,047	2,156,252	54.09%
Research and development expenses	1,230,400	869,155	361,245	41.56%
Depreciation and amortization	99,213	98,071	1,142	1.16%
Total operating expense	7,940,427	5,233,237	2,707,190	51.73%
Income from operations	3,033,254	1,445,378	1,587,876	109.86%
Other Income (expense)	(67,104)	11,307	(78,411)	(693.47)%
Income tax expense	1,003,618	9,981	993,637	9,955.29%
Net Income	$1,962,532	$1,446,704	$515,828	35.66%

Revenue.  We derive our revenues primarily from software sales.  Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements.  Revenues increased from $6,678,615 in 2005 to $10,973,681 in 2006. The increase of $4.3 million or approximately 64% in revenues was the result of increased sales of our Secure FTP Server Systems and EFT products.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Year Ending December 31,
Product	2006		2005

CuteFTP Professional	$2,405,970	21.92%	$2,285,416	34.22%
CuteFTP Home	1,044,593	9.52%	1,130,357	16.93%
Enhanced File Transfer	4,170,938	38.01%	1,407,792	21.08%
SecureFTP Server	2,521,994	22.98%	1,503,530	22.51%
Wide-Area File Systems	600,373	5.47%	—	0.00%
Continuous Data Protection	34,298	0.31%	—	0.00%
All Others	649,218	5.92%	579,548	8.68%
Deferred Revenue adjustment	(453,703)	(4.13)%	(228,028)	(3.41)%
Total Operating Revenues	$10,973,681	100.00%	$6,678,615	100.00%
Gross maintenance and support included above before recognition of the net adjustment to defer revenue	$1,578,236	14.38%	$582,570	8.72%

WAFS and CDP products accounted for approximately 5.8% of total revenue for 2006. There were only $634,671 in sales for these products in 2006 as we did not begin selling these products until after completing the Availl acquisition in September 2006.

Sales of our SecureFTP Server and Enhanced File Transfer products grew by 130% in 2006 to $6.7 million, from $2.9 million in 2005. This increase was the result of an increased emphasis of our internal sales group to market and sell these products to meet the needs of businesses to transfer files in a secure fashion using business or enterprise level software. These products  represented approximately 61% of our total revenues in 2006 as compared to 44% in 2005.  Revenues from CuteFTP Home and CuteFTP Professional increased by 1% and accounted for approximately 51% and 31% of total revenues 2005 and 2006, respectively. Those changes were the result of the continuing maturity of CuteFTP and CuteFTP Pro, and the availability of low cost alternatives to occasional users.

We believe that our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.  In addition, because of the more complex nature of SecureFTP Server and Enhanced File Transfer product purchasers require increased maintenance and support.  As a result, our maintenance and support revenues increased by 171% from $582,570 in 2005 to $1,578,236 in 2006, net of deferred revenue.  Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products.  Cost of revenues increased by approximately 67% between periods from $279,964 in 2005 to $468,515 in 2006 due to an increase in royalty expenses related to our software distribution agreements with third parties.  Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  Cost of sales as a percent of total revenues was 4.2% and 4.3% respectively for 2005 and 2006.

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

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets.  Depreciation and amortization expense increased by $1,142, or approximately 1%, year over year.  Depreciation expense has declined due to a slowdown in additions to fixed assets in current periods relative to prior periods.

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

Net Income.  In 2005, net income was primarily the result of the introduction of our Enhanced File Transfer product and the features added to our Secure FTP Server product, resulting in an increase in revenue, while we continued to control expenses. In addition, our 2005 income tax expense was minimized by the use of loss carry forwards from prior years.  Without loss carry forwards in 2006, we paid an additional $993,637 in income taxes and still increased net income by $515,828 over the prior year.  The increase in net income was the result of continued growth of sales of the Enhanced File Transfer and Secure FTP Server products.

Item 8.  Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2005, 2006 and 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. (the Company) as of December 31, 2006 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2005, 2006 and 2007. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of GlobalSCAPE, Inc. as of December 31, 2006 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2005, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

March 21, 2008

Austin, Texas

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	As of December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$4,632,666	$5,214,479
Accounts receivable (net of allowance for doubtful accounts of $59,458 and $113,201 in 2006 and 2007, respectively)	1,592,846	2,232,927
Federal income tax receivable	73,525	122,984
Prepaid expenses	115,754	87,654
Total current assets	6,414,791	7,658,044

Fixed Assets, net	232,179	262,745
Intangible assets, net	—	5,071,640
Goodwill	9,653,059	4,447,059
Deferred tax asset	8,724	440,632
Other assets	58,996	79,967

Total assets	$16,367,749	$18,108,783

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$371,093	$329,817
Accrued expenses	377,940	742,946
Current portion of long term debt	1,539,455	—
Deferred revenue	1,377,037	2,329,117
Total current liabilities	3,665,525	3,401,880

Long-term liabilities, net of current portion	3,129,185	119,711
Total Liabilities	6,794,710	3,521,591

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 16,490,146 and 17,432,352 shares outstanding at December 31, 2006 and 2007, respectively	16,490	17,432
Treasury Stock, 159,873 shares at December 31, 2007	—	(527,398)
Additional paid-in capital	6,363,520	7,981,620
Retained earnings	3,193,029	7,115,538
Total stockholders’ equity	9,573,039	14,587,192
Total liabilities and stockholders’ equity	$16,367,749	$18,108,783

 See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2005	2006	2007
Operating revenues:
Software product revenues	$6,096,045	$9,395,445	$14,826,197
Maintenance and support (net of deferred revenues)	582,570	1,578,236	3,534,144
Total revenues	6,678,615	10,973,681	18,360,341

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	279,964	468,515	250,439
Selling, general and administrative expenses	3,986,047	6,142,299	10,049,430
Research and development expenses	869,155	1,230,400	1,919,253
Depreciation and amortization	98,071	99,213	279,573
Total operating expense	5,233,237	7,940,427	12,498,695
Income from operations	1,445,378	3,033,254	5,861,646

Other income (expense):
Interest expense	(620)	(128,362)	(34,893)
Interest income	10,685	60,639	95,808
Gain on sale of assets	1,242	619	365
Other income	—	—	2,269
Total other income (expense)	11,307	(67,104)	63,549
Income before income taxes	1,456,685	2,966,150	5,925,195
Total income tax provision	9,981	1,003,618	2,002,686
Net income	$1,446,704	$1,962,532	$3,922,509

Net income per common share — basic	$0.10	$0.13	$0.23

Net income per common share — assuming dilution	$0.09	$0.12	$0.21

Weighted average shares outstanding — basic	13,778,989	14,744,635	17,199,618

Weighted average shares outstanding — assuming dilution	15,442,524	16,160,839	18,289,157

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Stockholders’ Equity

			Additional		Retained
	Common Stock		paid in	Treasury	Earnings
	Shares	Amount	Capital	Stock	(Deficit)	Total
Balances at December 31, 2004	13,773,219	13,773	675,365		(216,207)	472,931

Net income	—	—	—		1,446,704	1,446,704

Exercise of Options	24,900	25	8,915		—	8,940
Balance at December 31, 2005	13,798,119	13,798	684,281		1,230,497	1,928,576

Net income					1,962,532	1,962,532

Stock Compensation (FAS123r)			497,895			497,895

Common shares and warrants issued for cash	1,352,000	1,352	3,153,716			3,155,068

Common shares issued in acquisition of Availl, Inc.	716,846	717	1,999,283			2,000,000

Exercise of Options	623,181	623	28,345			28,968
Balance at December 31, 2006	16,490,146	16,490	6,363,520		3,193,029	9,573,039

Net income					3,922,509	3,922,509

Stock Compensation (FAS123r)			937,546			937,546

Shares issued for net share settlement of warrants	35,000	35	(35)	0		0

Exercise of options	1,067,079	1,067	680,589			681,656

Treasury Stock	(159,873)	(160)		(527,398)		(527,558)

Balance at December 31, 2007	17,432,352	17,432	7,981,620	(527,398)	7,115,538	14,587,192

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

	For the Year ended December 31,
	2005	2006	2007
Operating Activities:
Net income	$1,446,704	$1,962,532	$3,922,509
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	8,231	48,214	128,816
Depreciation and amortization	98,071	99,213	279,573
(Gain) on disposition of assets	(1,242)	(619)	(365)
Stock-based compensation	—	497,895	937,546
Deferred taxes	(51,983)	(27,780)	(431,908)
Changes in operating assets and liabilities:
Accounts receivable	(450,413)	(496,547)	(768,897)
Prepaid expenses	25,828	(178,921)	(21,359)
Other assets	269	6,579	(169,669)
Accounts payable	30,546	246,606	(41,276)
Accrued expenses	60,258	(46,968)	365,006
Deferred revenues	382,461	453,703	952,080
Other long-term liabilities	906	40,367	61,588
Net cash provided by operating activities	1,549,636	2,604,274	5,213,644
Investing Activities:
Proceeds from sale of property and equipment	1,242	619	365
Purchase of property and equipment	(103,304)	(150,926)	(175,779)
Purchase of Availl, Inc.	—	(7,776,932)	—
Cash acquired in purchase of Availl, Inc	—	181,276	—
Net cash used in investing activities	(102,062)	(7,745,963)	(175,414)
Financing Activities:
Loan proceeds	—	5,000,000	—
Deferred loan costs	—	(38,484)	—
Repayments on loan	—	(400,670)	(4,610,545)
Proceeds from exercise of stock options	8,940	28,968	681,656
Purchase of treasury stock	—	—	(527,528)
Proceeds from the PIPE, net of issuance costs	—	3,155,068	—
Net cash provided by (used in) financing activities	8,940	7,744,882	(4,456,417)
Net increase in cash	1,456,514	2,603,193	581,823
Cash at beginning of period	572,959	2,029,473	4,632,666
Cash at end of period	$2,029,473	$4,632,666	$5,214,479
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$620	$89,323	$29,719
Income taxes paid	$1,065	$1,162,289	$2,414,094

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2007

1.             Overview of the Business and Significant Accounting Policies

Nature of Business

GlobalSCAPE, Inc. (GlobalSCAPE or the Company), founded in April 1996, develops and distributes secure file management software that enables users to safely send data over the internet. Our software is used worldwide across a wide range of industries. Through the end of 2007, we had sold approximately 1.9 million software licenses and our customer base includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world.

Our file transfer products provide for the privacy of critical information such as medical records, financial data, customer files and other similar documents. In addition, our products provide for compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes.

Through Availl Inc. (Availl), our wholly-owned subsidiary, we also provide Wide Area Files Systems (WAFS) and Continuous Data Protection (CDP) software.  This addition expands GlobalSCAPE’s technology base into data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery.  We believe that our expanded product offering uniquely positions us to provide comprehensive, secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

During the year ended December 31, 2007, approximately 72% of our revenues were generated from customers within the United States, with the remaining 28% concentrated mostly in Western Europe, Canada and Australia. Virtually all of our 2007 revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP Home and CuteFTP Pro accounted for 31% and 19% of our revenues in 2006 and 2007, respectively,. The combined sales of our Secure Server and Enhanced File Transfer products grew from 61% of our revenues in 2006 to 68% in 2007.

Corporate Structure

Prior to September 22, 2006, all of the Company’s operations were conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP were two Nevada limited liability companies, which were both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.

On September 22, 2006, GlobalSCAPE acquired one hundred percent (100%) of the issued and outstanding capital stock of Availl, a privately held corporation based in Andover, Mass, pursuant to an Agreement and Plan of Merger with Availl and its stockholders.  The initial purchase price was $9.65 million of which $7.65 million was paid in cash and $2.0 million was paid in shares of GlobalSCAPE common stock. Availl operated as a wholly-owned subsidiary of GlobalSCAPE, Inc. through the end of 2007.

Availl, Inc. and all other partnerships and Limited Liability Corporations mentioned above were either dissolved or effectively merged into GlobalSCAPE, Inc. on December 31, 2007.  The stock of GlobalSCAPE, Inc. is quoted on the American Stock Exchange. References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements include all subsidiaries.  All inter-company transactions and balances have been eliminated. Availl became a subsidiary on September 22, 2006; therefore the consolidated financial statements only include Availl’s financial results and activities from the date of acquisition..

Liquidity

The use of capital resources is driven principally by the need to enhance existing products and to develop or acquire new products.  The amount of our expenditures has a direct impact on the ability to offer enhanced and new products to customers.  The Company’s principal source of funds is cash flow from operations which, in turn, is highly dependent on our sales revenue.  During the year ended December 31, 2007, the Company generated $5.2 million of cash from operations, which was used along with other funds in the repayment of debt and purchase of treasury shares. At December 31, 2007, the Company had cash available of $5.2 million and we continue to generate cash in excess of our operational needs.

The Company entered into a new loan agreement with Silicon Valley Bank on September 22, 2006. The loan agreement established a $750,000 revolving line of credit for two years at an interest rate of prime plus 1.00%.

As of December 31, 2007, the Company had cash and cash equivalents of $5.2 million and had net working capital of $4.2 million. Management believes this level of working capital, together with availability under the Company’s revolving credit facility with Silicon Valley Bank and the excess cash generated by the profitable operation of the business, is adequate to finance the Company’s current level of operations.

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

The Company began selling technical support and maintenance services for some of its software products in 2001.  In 2005, 2006 and 2007, sales of enterprise class products resulted in higher revenues from maintenance and support agreements sold to customers and, as a result, deferred revenue at December 31, 2006 and 2007 was $1,377,037 and $2,329,117 respectively.

The outbound shipping charges charged to the customer are included in software product revenues and amounted to approximately $17,673, $13,963 and $7,647 in 2005, 2006 and 2007, respectively.  The costs associated with these shipping charges are included in the software products cost of revenue.

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  The Company has distribution agreements with Hannon Hill Corp., Beehive Software, Inc., Visicom Media, Inc., ComponentOne LLC, and PGP Deutschland AG (formerly Glueck and Kanja).  The GlobalSCAPE software products associated with each of the companies are Cascade Server (formerly PublishXML), Mac FTP, CuteHTML Pro and Enhanced File Transfer (EFT), respectively.  The Company incurred approximately $191,970, $392,494, and $188,419 in royalty expense in 2005, 2006 and 2007, respectively.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable.  Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk.  The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk.  The Company requires no collateral from its customers.  Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation.  In 2005 we had one customer that accounted for 2.7% of net revenues, no single customer accounted for more than 2% of revenues in 2006, and one customer accounted for approximately 14.5% of revenues in 2007.

Cash and cash equivalents, accounts receivable, employee advances, accounts payable, accrued expenses and notes payable, related party are reflected in the accompanying financial statements at cost, which approximates fair value because of the short term maturity of these instruments.

Other Concentrations

Sales in Foreign Markets.  In 2005, 2006 and 2007, approximately 33%, 33% and 28%, respectively, of the Company’s revenues were generated from sales to customers who provided addresses in foreign countries.  However, all revenues are received in U.S. dollars so there is no exchange rate risk with respect to the sale of our products.  These sales were concentrated mostly in Western Europe, Canada, and Australia.  In 2005, 2006 and 2007, the UK accounted for approximately 9%, 8%, and 8%, respectively, of total revenues.

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

Advertising Costs

The Company expenses advertising costs as incurred.  Advertising expenses charged to operations for the years ended December 31, 2005, 2006 and 2007 were approximately $159,000, $384,000,  and $816,000, respectively, and are included in selling, general and administrative expenses.  Advertising costs are principally for the purchase of keywords for internet searches, a direct mail campaign for EFT, trade show participation and advertising in various publications.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. GlobalSCAPE had a deferred tax asset of $51,983,  $8,724 and $440,632 at December 31, 2005, 2006 and 2007 respectively.

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all of the evidence, both positive and negative, management determined that no valuation was considered necessary at December 31, 2006 or 2007.

Massachusetts State Income Taxes incurred $3,533 and $21,337 for 2006 and 2007 respectively. The Margin Tax, enacted by the State of Texas as of January 1, 2007, is based on 1% of revenue less the greater of cost of sales or W2 Wages. The Texas Margin Tax for 2007 was $92,717.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved.  For the years 2005, 2006 and 2007, the Company expended approximately $869,000, $$1,230,000 and $1,919,000, respectively, on research and development.  Typically technological feasibility is achieved very late in the development cycle and as such no research and development expenses were capitalized in 2005, 2006 or 2007.

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

There was compensation cost related to stock options recognized in operating results of $497,895 in 2006 and $937,546 in 2007.

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

Year Ended December 31, 2007
Expected volatility	96%
Expected annual dividend yield	0%
Risk free rate of return	3.45%
Expected option term (years)	5.5 - 6.0

Under APB No. 25 there was no compensation cost recognized for our stock options awarded in the year ended December 31, 2005 as these stock options had an exercise price equal to the market value of the underlying stock at the grant date. The following table sets forth pro forma information as if compensation cost had been determined consistent with the requirements of SFAS No. 123.

Net income, as reported for year ended December 31, 2005	$1,446,704
Stock based compensation included in the determination of net income (loss) as reported, net of related tax effects	—
Stock-based compensation expense that would have been included in the determination of net income (loss) had the fair value based method been applied to all awards, net of related tax effects	(25,921)
Pro forma net income	$1,420,783

Earnings (loss) per share:
Basic — as reported	$0.10
Basic — pro forma	$0.10

Diluted — as reported	$0.09
Diluted — pro forma	$0.09

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

Sale / Disposal of Assets

During 2007, the Company disposed of equipment and software with an original price of $20,531 and accumulated depreciation of $20,531. GlobalSCAPE recognized a gain of $365 related to the disposal of these assets. During 2006, the Company disposed of equipment and software with an original purchase price of $15,362 and accumulated depreciation of $15,362.  GlobalSCAPE recognized a gain of $619 related to the disposal of these assets.  During 2005 the Company disposed of equipment and software with an original purchase price of $29,949  and accumulated depreciation of $29,949.  GlobalSCAPE recognized a gain of $1,242 related to the disposal of these assets.

Goodwill

As of December 31, 2006 and 2007, GlobalSCAPE had goodwill in the amount of $9,653,059 and $4,447,059, respectively, associated with the acquisition of Availl.  This acquisition was accounted for using the purchase method of accounting. See Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. There was no goodwill as of December 31, 2005.

No allocation had been made to intangible assets as of the December 31, 2006.  The Company obtained a valuation report of it’s acquisition of Availl, Inc. which determined that the acquisition included purchased software, which is an identifiable intangible asset. The purchased software had a market value of approximately $5,000,000 and this amount has been allocated to purchased software from Goodwill effective October 1, 2007. The purchased software is being amortized using the straight-line method over its estimated useful life of 10 years.

Intangible Assets

The cost of purchased intangibles and the legal and professional fees incurred related to patent filings and trademarks are capitalized.  Capitalized amounts are amortized to expense using the straight-line method over the expected useful life of the assets of three to fifteen years.

Capitalized Software Development Costs

Capitalization of software development costs begins upon the establishment of technological feasibility and ceases when the product is available for general release.  The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies.  These software development costs were amortized using the straight-line method over a three-year period and are only those costs incurred in the development of products that are sold to external customers and not used for internal purposes.  No research and development expenses were capitalized in 2005, 2006 or 2007.  These software development costs are not related to those costs incurred for the acquisition of software products or titles.  For the years 2005, 2006 and 2007, the Company spent approximately $869,000, $1,230,000 and $1,919,000, respectively, on research and development.

Other Long-Term Assets

Other assets include deposits for facilities, which are anticipated to be refunded to the Company upon termination of the lease and deferred loan costs.

Deferred Compensation

The deferred compensation liability is related to an employment agreement with the Company’s President.  The deferred compensation is subject to certain terms and conditions related to his planned retirement in December 2008.

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

	Year ended December 31,
	2005 (1)	2006 (2)	2007 (3)
Numerators
Numerator for basic and diluted earnings per share:
Net income	$1,446,704	$1,962,532	$3,922,509
Denominators
Denominators for basic earnings per share:
Weighed average shares outstanding – Basic	13,778,989	14,744,635	17,199,618
Dilutive potential common shares:
Stock options	1,663,535	1,416,204	834,493
Warrants	—	—	255,046
Denominator for dilutive earnings per share	15,442,524	16,160,839	18,289,157
Net income per common share	$0.10	$0.13	$0.23
Net income per commons share – assuming dilution	$0.09	$0.12	$0.21

(1)       For the year ended December 31, 2005, all options have been included in dilutive shares.

(2)          For the year ended December 31, 2006, 100,000 options and 1,352,000 warrants have not been included in dilutive shares as the effect would be anti-dilutive.

(3)          For the year ended December 31, 2007, all options and warrants have been included in dilutive shares and 241,000 options have not been included in dilutive shares as the effect would be anti-dilutive.

Recent accounting pronouncements

Effective at the beginning of the first quarter of 2007, the Company adopted the provision of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

As a result of the implementation of FIN 48, the Company has not changed any of its tax accrual estimates.  The Company files U.S. federal and U.S. state tax returns.  For state tax returns the Company is generally no longer subject to tax examinations for years prior to 2003.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles (“GAAP”). As a result of FAS 157, there is now a common definition of fair value to be used throughout GAAP, which is expected to make the measurement of fair value more consistent and comparable. The Company must adopt FAS 157 in fiscal 2008, and management currently does not expect the impact to be material to its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Company adopted SFAS No. 155 in fiscal year 2007. SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The statement amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity”.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years.

The Company adopted FSP EITF 00-19-2 beginning in 2007. The adoption of this FSP did not have a material effect upon the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations - Revised 2007. SFAS 141 R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is in the process of analyzing the effects SFAS 141R will have on the Company’s financial statements.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which establishes accounting and reporting standards to improve the relevance, comparability, and transparency of financial information in its consolidated financial statements that include an outstanding noncontrolling interest in one or more subsidiaries. SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008. Management of the Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

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

                A summary of the purchase price allocation is as follows:

Availl
Purchase price –
Cash paid	$7,650,000
Stock issued	2,000,000
Legal and other acquisition costs	126,931
Acquisition costs	9,776,931
Net fair value of tangible assets acquired and liabilities assumed	(123,872)

Excess of cost over net fair value of tangible assets acquired	9,653,059
Purchase price adjustment in 2007	148,696
Adjusted access of cost over fair value of tangible assets acquired and liabilities assumed	9,801,755

Software acquired	5,000,000
Customer list acquired	180,000
Patent acquired	26,000

Goodwill at December 31, 2007	$4,595,755

The net fair value of assets acquired and liabilities assumed of Availl at the acquisition date was as follows:

Cash	$191,276
Accounts receivable, net	553,798
Fixed Assets	26,411
Other Assets	13,555

Accounts payable and accrued expenses	(226,719)
Deferred tax liability	(71,693)
Deferred revenue	(362,756)

Net fair value of assets acquired and liabilities assumed	$123,872

Intangible assets represent amounts acquired in the acquisition of Availl, Inc. as consist of the following as of December 31, 2007:

	Gross Carrying	Accumulated
	Amount	Amortization	Life (Years)
Amortized intangible assets:
Software acquired	$5,000,000	$125,000	10
Customer list acquired	180,000	9,000	5
Patent acquired	26,000	360	18
Total	$5,206,000	$134,360

Estimated Amortization Expense
For Year-ended 12/31/2008		$537,444
For Year-ended 12/31/2009		537,444
For Year-ended 12/31/2010		537,444
For Year-ended 12/31/2011		537,444
For Year-ended 12/31/2012		528,444
Thereafter		2,393,420
Total		$5,071,640

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

	Year Ended December 31,
(in thousands, except per share data)	2005	2006
Pro forma net revenues	$7,981	$12,088
Pro forma net income	895	1,664

Pro forma net income per share:
Basic	$0.06	$0.11
Diluted	$0.06	$0.10

3.             Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts.  The activity of the Company’s allowance for doubtful accounts for the years ended December 31, 2005, 2006 and 2007 is presented in the following table:

	Balance at	Charged to		Balance
Year Ended	Beginning	Income or		End of
31-Dec	of Period	Expense	Deductions (1)	Period

2005	$10,195	$8,231	$(6,153)	$12,273
2006	$12,273	$48,214	$(1,029)	$59,458
2007	$59,458	$128,816	$(75,073)	$113,201

(1)  Represents amounts written off as uncollectible accounts receivable.

4.             Debt

On September 22, 2006, the company obtained a $5,000,000 term loan from Silicon Valley Bank.  The term loan was used to finance part of the cash portion of the purchase price of the Availl acquisition. The initial interest rate is 9.5% and is subject to change as the bank’s prime rate changes. Interest and principal were payable in 36 equal monthly installments on the first day of each calendar month beginning October 1, 2006.  The Company made a $3.2 million repayment under the term loan in January 2007 plus a $0.5 million repayment in February 2007. There was no loan balance at December 31, 2007.

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

The loan agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, certain bankruptcy and insolvency events, the breach of other agreements creating indebtedness of $50,000 or more and the entry of a judgment of $50,000 or more against GlobalSCAPE or any of its subsidiaries. The Company failed the first of the two covenants at December 31, 2006 and obtained a waiver from the Bank. The Company is in compliance with all of its debt covenants at December 31, 2007.

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

5.             Commitments and Contingencies

Operating Leases

Minimum future lease payments on non-cancelable operating leases for office facilities are as follows for the years ending December 31:

2008	$578,181
2009	606,465
2010	538,587
2011	551,015
2012	565,670
Thereafter	3,823,263
Total	$6,663,181

Operating lease expense amounted to approximately $179,000 in 2005, $188,000 in 2006 and $235,000 in 2007.

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

6.             Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2006	2006	2007
Deferred tax liabilities:
Cash method to accrual adjustment	$—	$(91,884)	$(45,942)
Depreciation	—	—	(3,427)
Total deferred tax liabilities	$—	$(91,884)	$(49,369)

Deferred tax assets:
Accrued expenses	14,828	20,326	34,587
Allowance for doubtful accounts	4,173	20,216	38,488
Deferred compensation	4,121	17,846	416,926
Depreciation and amortization	28,861	7,491	—
Net operating loss carryforwards	—	34,729	—
Total deferred tax assets	51,983	100,608	490,001
Valuation allowance for deferred tax assets	—	—	—
Net deferred tax liabilities	$51,983	$8,724	$440,632

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	2005	2006	2007
Taxes computed at federal statutory rate	$494,911	$1,007,289	$2,014,564

Increases in taxes resulting from:
State taxes, net of federal benefit	703	2,333	75,276
Other non-deductible expenses	5,653	2,142	19,715
Change in valuation allowance	(484,853)	—	—
Research & Development Credit		(10,000)	17,167
Amortization of intangible Assets	—	—	45,683
Prior period adjustment for EIE Exclusion, Research & Development Credit and Amended Tax Returns	—	—	(130,976)
Other	(6,433)	1,854	(38,743)
Total	$9,981	$1,003,618	$2,002,686

7.             Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees with at least six months of service.  Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations.  The plan provides for employer matching and discretionary contributions, the amounts of which are to be determined annually by the Board of Directors.  The Company made contributions to the plan of $15,864, $16,296 and $27,523 for the years ended December 31, 2005, 2006 and 2007, respectively.

8.             Stock Options and Stock Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options to employees. Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the Plan), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. Through December 31, 2007 options have been granted for approximately 2,780,000 shares, net of granted and cancelled. There are approximately 880,000 shares available for grant under the 2000 Plan.

The exercise price, term and other conditions applicable to each stock option granted under the Plan are generally determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The options generally become exercisable over a three-year period and expire after ten years.

There was $497,895 of compensation cost related to stock options recognized in operating results in the year ended December 31, 2006, and $937,546 recognized in 2007.

The following table summarizes information about stock option activity through the year ended December 31, 2007.

		Weighted	Weighted Average	Aggregate
	Number of	Average Exercise	Remaining Contractual	Intrinsic
	Options	Price	Term (years)	Value ($M)

Outstanding at December 31, 2004	1,970,071	$0.24	6.50	—
2005
Granted	469,000	0.32
Expired	20,000	0.16
Exercised	24,900	0.36
Outstanding at December 31, 2005	2,394,171	$0.25	6.50	$2.06
2006
Granted	935,000	2.81
Exercised	623,181	0.05
Lapsed or canceled	225,350	1.47
Outstanding at December 31, 2006	2,480,640	$1.16	7.25	$4.34
2007
Granted	456,000	3.45
Exercised	1,067,079	0.64
Lapsed or canceled	135,033	3.07

Outstanding at December 31, 2007	1,734,528	$1.94	7.64	$6.17

Exercisable at December 31, 2007	722,985	$0.95	6.74	$3.29

The weighted average fair value of options granted during the year ended December 31, 2007 was $2.64. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the year ended December 31, 2007 was $3,694,476. During the year ended December 31, 2007, the amount of cash received from the exercise of stock options was $681,656. The following table summarizes information about nonvested stock option awards as of December 31, 2007 and changes for the year.

	Number	Weighted Average
	Of	Grant Date
	Options	Fair Value
Non-vested at December 31, 2006	1,180,580	$1.52
Granted	456,000	$2.64
Vested	(490,004)	$1.52
Forfeited	(135,033)	$2.60
Non-vested at December 31, 2007	1,011,543	$2.22

At December 31, 2007, there was $1,504,345 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3 years. There were 490,004 options that became vested during the year ended December 31, 2007.

The following table shows information about outstanding stock options at December 31, 2007.

		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Number of	Exercise
Exercise Prices	Outstanding	Life	Price	Options	Price
$ .01 - $1.00	675,461	6.4	$0.29	518,484	$0.28
$ 1.01 - $2.00	100,000	7.6	$1.10	33,000	$1.10
$ 2.01 - $3.00	210,000	8.0	$2.72	69,300	$2.72
$ 3.01 - $4.25	749,067	8.7	$3.32	102,201	$3.11
	1,734,528	7.6	$1.94	722,985	$0.95

9.             Common Stock and Warrants

On November 13, 2006, the Company entered into a securities purchase agreement with accredited investors, who paid us an aggregate of $3.4 million in gross proceeds in consideration for 1,352,000 shares of our common stock at a price of $2.50 per share.  The Company also granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share.

The warrants have a 5-year term and will be exercisable beginning May 15, 2007.  As part of the securities purchase agreement the Company was required to file a registration statement to register the common stock and warrants. This registration was declared effective on April 15, 2007.

During 2007, the Company issued 35,000 common shares in exchange for warrants for 85,000 shares on a net share settlement for which the company received no proceeds.

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

10.          Quarterly Financial Information (unaudited)

	Fiscal Year 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$2,414,923	$2,445,327	$2,603,236	$3,510,195
Total operating expenses	$1,605,516	$1,723,395	$1,792,007	$2,819,509
Other Income (expense)	$14,352	$22,902	$21,412	$(125,770)
Net income (loss) before provision for income taxes	$823,759	$744,834	$832,641	$564,916
Net income (loss)	$548,932	$500,056	$538,085	$375,459

Net income (loss) per share:
Basic	$0.04	$0.03	$0.04	$0.02
Diluted	$0.03	$0.03	$0.03	$0.02
Weighted average shares outstanding:
Basic	14,284,348	14,379,061	14,484,319	15,821,575
Diluted	15,971,013	15,081,666	15,891,298	17,251,219

	Fiscal Year 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$3,623,147	$6,418,025	$3,900,300	$4,418,869
Total operating expenses	$2,826,217	$3,233,719	$3,098,065	$3,304,351
Other Income (expense)	$(62,902)	$9,743	$41,540	$38,823
Net income before provision for income taxes	$734,028	$3,194,049	$843,775	$1,153,341
Net income (loss)	$473,214	$2,114,876	$702,875	$631,542

Net income (loss) per share:
Basic	$0.03	$0.12	$0.04	$0.04
Diluted	$0.03	$0.12	$0.04	$0.03
Weighted average shares outstanding:
Basic	17,183,552	17,204,922	17,161,519	17,293,946
Diluted	17,972,115	18,036,354	18,108,829	18,872,912

11.          Subsequent Events

                In March 2008, we announced the retirement of our President and Chief Executive Officer, Charles R. Poole. During the fall of 2007, the Board of Directors began having discussions with Mr. Poole, relating to his potential retirement or reduction in his day-to-day role at December 31, 2008, when his current contract expires, and the necessary steps for succession of the CEO position. At this time,  the Board also began focusing on some longer-term projects designed to continue the Company’s growth and profitability. We believe that the future success of our business will be dependent upon our ability to improve our current products and to introduce new products, through research and development, innovations by our employees, strategic partnerships, and acquisitions.  As a result of the longer term nature of the Board’s areas of focus for 2008 and Mr. Poole’s wishes, it became apparent to the Board that that it would be in the best interest of the Company and its shareholders that Mr. Poole not spearhead our more product-focused initiatives if he were not available to see them through implementation. As a result, on March 7, we accepted Mr. Poole’s decision to retire early. Kelly E. Simmons, our CFO, was named interim President and we began to accelerate the search for Mr. Poole’s replacement..

On May 22, 2007, the Company announced that its Board of Directors authorized the repurchase of up to $3 million of the company’s outstanding common shares. The repurchase plan is designed to increase shareholders’ value and reduce the dilutive effect of GlobalSCAPE’s stock option plans. The stock repurchase authorization has an expiration date of May 22, 2008 with the repurchase activity tied to such factors as cash generation from operations, current stock price, and other factors. GlobalSCAPE may repurchase shares from time to time on the open market or in private transactions, including structured transactions. This program may be modified or discontinued at any time. From January 1, 2008 through March 19, 2008, the Company spent $978,382 under this program to acquire 263,708 shares of the company’s outstanding common stock. Since the inception of the program, the Company has spent $1,505,884 under this program to acquire 423,581 shares of the company’s outstanding common stock.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).          Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

As required by SEC Rule 13a-15(b), GlobalSCAPE carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of GlobalSCAPE’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on this evaluation, management concluded that GlobalSCAPE’s disclosure controls and procedures were effective as of December 31, 2007 to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

None.

Item 9B.   Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K as to Directors is incorporated herein by reference to such information included in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 1, 2008 under the caption “Election of Directors.”  Also see Item 4A of Part I of this Form 10-K.  The information called for by Item 10 of Form 10-K as to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to such information included in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 4, 2008 under the caption “Executive Officers.”

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President (its chief executive officer) and its Vice President of Finance and Operations (its chief financial officer).  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

Kelly E. Simmons

President and Chief Financial Officer

GlobalSCAPE, Inc.

6000 Northwest Parkway, Suite 100

San Antonio, Texas  78249

Item 11.                 Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 1, 2008, under the caption “Executive Compensation” except for those parts under the captions “ Compensation Committee Report on Executive Compensation”.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 1, 2008, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.                 Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 1, 2008, under the caption “Certain Relationships and Related Transactions” and “Election of Directors — Board Independents”.

Item 14.                 Principal Accountant Fees and Services.

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 1, 2008 under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.                 Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

	•	Consolidated balance sheets — December 31, 2006 and 2007

	•	Consolidated statements of operations — Years ended December 31, 2005, 2006 and 2007

	•	Consolidated statements of stockholders’ equity — Years ended December 31, 2005, 2006 and 2007

	•	Consolidated statements of cash flows — Years ended December 31, 2005, 2006 and 2007

	•	Notes to consolidated financial statements — December 31, 2007

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit
Number	Description
3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-Kfiled November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of November 13, 2006 (Filed as Exhibit 3.2 to Form 8-K filed November 17, 2006).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Annual Report on Form 10-K filed April 2, 2001).

4.2	Registration Rights Agreement dated November 16, 2006 by and between GlobalSCAPE, Inc. and the Purchasers signatory thereto (filed as Exhibit 4.1 to Form 8-K filed November 17, 2006)

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10 filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10 filed May 12, 2000).

*10.3

Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Annual Report on Form 10-K filed April 2, 2001).

10.9	Commercial Lease Agreement between ACLP University Park S.A. II, L.P. and the Company dated April 13, 1999 (Filed as Exhibit 10.1 to Form 10 filed May 12, 2000).

*10.10	Release and Indemnity Agreement between GlobalSCAPE, Inc. and Sandra Poole-Christal dated April 2, 2001 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 1, 2002).

*10.11	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Annual Report on Form 10-K filed April 1, 2002).

*10.12	Employment Agreement between GlobalSCAPE, Inc. and Charles R. Poole dated effective July 1, 2005 (Filed as exhibit 10.1 on Form 8-K filed June 20, 2005).

*10.13	Incentive Stock Option Agreement between GlobalSCAPE, Inc. and Charles R. Poole dated June 15, 2005 (Filed as Exhibit 10.2 on Form 8-K filed June 20, 2005).

10.14

Securities Purchase Agreement dated November 13, 2006 by and among GlobalSCAPE, Inc., the Stockholders named in Schedule I thereto and the Purchasers named therein (Filed as Exhibit 10.1 to Form 8-K filed November 17, 2006).

10.15	Form of Common Stock Purchase Warrant (Filed as Exhibit 10.2 to Form 8-K filed November 17, 2006).

10.16	Loan and Security Agreement dated September 22, 2006 by and between GlobalSCAPE, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to Form 8-K filed September 27, 2006).

*10.17	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.18	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed June 5, 2007).

*10.19

Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Previously filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.20	Form of Employment Agreement for Executive Officers at Vice President-level and above (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2008).

14.1	Code of Ethics (filed herewith)

23.1	Consent of PMB Helin Donovan, LLP (filed herewith).

31.1	Rule 13a-14(a)/15d — 14(a) Certification of Kelly E. Simmons, President and Chief Financial Officer (filed herewith).

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 26, 2008.

GlobalSCAPE, Inc.

By:	/s/ Kelly E. Simmons
Kelly E. Simmons
President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March  26, 2008.

Signature	Title

/s/ Thomas W. Brown	Chairman of the Board and Director
Thomas W. Brown

/s/ Charles R. Poole	Director
Charles R. Poole

/s/ David L. Mann	Director
David L. Mann

/s/ Phillip M. Renfro	Director
Phillip M. Renfro

/s/ Frank M. Morgan	Director
Frank M. Morgan

/s/ Kelly E. Simmons	President , Chief Financial Officer and
Kelly E. Simmons	Secretary (Principal Executive Officer
and Principal Accounting and Financial Officer)