Form 10-Q
period 2008-03-31
GLOBALSCAPE INC
filed 2008-05-15
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2008

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

☐ Yes     ☒ No

As of  March 31, 2008, there were 17,184,584 shares of common stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2008

GlobalSCAPE®, CuteFTP Pro®, CuteZIP® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP.  CuteFTP, CuteHTML, GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML, and Enhanced File Transfer Server are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I. Financial Information

Item1. Financial Statements

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	March 31,
	2007	2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,214,479	$5,622,832
Accounts receivable (net of allowance for doubtful accounts of $113,201 and $168,368 on December 31, 2007 and March 31, 2008, respectively)	2,232,927	1,573,197
Federal income tax receivable	122,984	—
Prepaid expenses	87,654	72,438
Total current assets	7,658,044	7,268,467

Fixed assets, net	262,745	361,616
Intangible assets, net	5,071,640	4,937,278
Goodwill	4,595,755	4,595,755
Deferred tax asset	440,632	568,193
Other assets	79,967	79,967

Total assets	$18,108,783	$17,811,276

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$329,817	$382,416
Accrued expenses	742,946	672,502
Federal income tax payable	—	159,222
Deferred revenue	2,329,117	2,377,593
Deferred compensation	—	141,596
Total current liabilities	3,401,880	3,733,329

Long-term liabilities, net of current portion	119,711	—
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,432,352 and 17,184,584 shares outstanding at December 31, 2007 and March 31, 2008, respectively	17,432	17,184
Treasury Stock, 159,873 and 423,581 shares at December 31, 2007 and March 31, 2008, respectively	(527,398)	(1,505,516)
Additional paid-in capital	7,981,620	8,275,330
Retained earnings	7,115,538	7,290,949
Total stockholders’ equity	14,587,192	14,077,947
Total liabilities and stockholders’ equity	$18,108,783	$17,811,276

See accompanying notes.

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended March 31,
	2007	2008

Operating Revenues:
Software product revenues	$2,946,822	$2,889,058
Maintenance and support (net of deferred revenues)	676,325	1,166,761
Total Revenues	3,623,147	4,055,819

Operating Expenses:
Cost of revenues	58,942	30,025
Selling, general and administrative expenses	2,298,146	2,981,809
Research and development expenses	437,544	543,270
Depreciation and amortization	31,585	174,019
Total operating expenses	2,826,217	3,729,123
Income from operations	796,930	326,696
Other income (expense):
Income before income taxes	734,028	357,007
Provision for income taxes	260,814	181,596
Net Income	$473,214	$175,411

Net income per common share - basic	$0.03	$0.01
Net income per common share - assuming dilution	$0.03	$0.01
Average shares outstanding:
Basic	17,138,780	17,322,827
Diluted	17,950,681	18,099,028

See accompanying notes.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2007	2008
Operating Activities:
Net income	$473,214	$175,411
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(11,995)	56,387
Depreciation and amortization	31,585	174,021
Amortization of deferred loan costs	36,345	—
(Gain) loss on disposition of assets	—	(234)
Stock-based compensation	223,347	287,126
Deferred taxes	(102,474)	(127,561)
Changes in operating assets and liabilities:
Accounts receivable	(3,571)	603,343
Prepaid expenses	(627)	15,216
Accounts payable	(103,289)	52,599
Accrued expenses	21,842	(70,444)
Federal income tax payable	338,591	282,206
Deferred revenues	165,191	48,476
Deferred compensation	13,670	21,885
Other long-term liabilities	(3,130)	—
Net cash provided by operating activities	1,078,699	1,518,431
Investing Activities:
Proceeds from sale of property and equipment	—	234
Purchase of property and equipment	(72,428)	(138,530)
Net cash used in investing activities	(72,428)	(138,296)
Financing Activities:
Loan payments	(4,610,212)	—
Proceeds from exercise of stock options	326,758	6,600
Purchase of treasury stock		(978,382)
Net cash used in financing activities	(4,283,454)	(971,782)
Net increase (decrease) in cash	(3,277,183)	408,353
Cash at beginning of period	4,632,666	5,214,479
Cash at end of period	$1,355,483	$5,622,832

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$29,929	$1,683
Income taxes paid	$14,132	$10,000

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”), founded in April 1996, develops and distributes secure managed file transfer, or MFT, software for individuals and business users to safely send files over the internet. We have also developed Wide-Area File System, or WAFS, collaboration and Continuous Data Protection, or CDP, software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN at WAN and LAN speeds.  Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar documents.  In addition, these products ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes.  Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers.  We believe that we are uniquely positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

During the three months ended March 31, 2008, approximately 65% of our revenues were generated from customers within the United States, with the remaining 35% concentrated mostly in Western Europe, Canada and Australia. During the three months ended March 31 virtually all of our revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP Home and CuteFTP Pro accounted for 24% of our revenues for the first three months of 2007 and 20% of our revenues for the same period of 2008.  The combined sales of our SecureFTP Server and Enhanced File Transfer products represented 55% and 69% of our revenues for the three months ended March 31, 2007 and 2008, respectively.  The combined sales of  WAFS and CDP products for the three months ended March 31, 2007 and 2008  represented 22% and 15% of the total, respectively.

Corporate Structure

Prior to September 22, 2006, all of the Company’s operations were conducted by GlobalSCAPE Texas, LP, a Texas limited partnership.  The partners of GlobalSCAPE Texas, LP were two Nevada limited liability companies, which were both wholly-owned subsidiaries of GlobalSCAPE, Inc., a Delaware corporation.

On September 22, 2006, GlobalSCAPE acquired one hundred percent (100%) of the issued and outstanding capital stock of Availl,Inc. a privately held corporation based in Andover, Mass, pursuant to an Agreement and Plan of Merger with Availl and its stockholders.  Availl operated as a wholly-owned subsidiary of GlobalSCAPE, Inc. through the end of 2007.

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

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.  For further information, refer to the consolidated financial statements and footnotes included in GlobalSCAPE’s Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The consolidated financial statements include all subsidiaries.  All inter-company transactions and balances have been eliminated.

Adoption of New Accounting Standards

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements.  The provisions of SFAS No. 157 were to be effective for fiscal years beginning after November 15, 2007.  On February 6, 2008, the FASB agreed to defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Effective January 1, 2008, the Company adopted SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities.  The adoption of SFAS No. 157 did not have any material impact on the Company’s results of operations or financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement of certain financial assets and liabilities under an instrument-by-instrument election.  Subsequent measurements for the financial assets and liabilities an entity elects to fair value will be recognized in the results of operations.  SFAS No. 159 also establishes additional disclosure requirements.  The Company did not elect the fair value option under SFAS No. 159 for any of its financial assets or liabilities upon adoption.  The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations or financial position.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on operating income as previously reported.

Sale / Disposal of Assets

The Company had no asset disposals in the first three months ending March 31, 2007. During the three months ending March 31, 2008 the Company disposed of equipment with an original purchase price of $72,081 and accumulated depreciation of $72,081. GlobalSCAPE recognized a gain of $234 related to the disposal of these assets.

Goodwill and Intangible Assets

As of March 31, 2008, GlobalSCAPE had goodwill in the amount of $4.6 million associated with the acquisition of Availl.  This acquisition was accounted for using the purchase method of accounting. See Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise.

The Company obtained a valuation report of it’s acquisition of Availl, which determined that the acquisition included purchased software, which is an identifiable intangible asset. The purchased software had a market value of approximately $5,000,000 and this amount has been allocated to purchased software from Goodwill effective October 1, 2007. The purchased software is being amortized using the straight-line method over its estimated useful life of 10 years. In 2007 the Company amortized $134,360 for the period between October 1, 2007 and December 31, 2007. For the three months ended March 31, 2008 the Company amortized $134,362.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of March 31, 2008:

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software acquired	$5,000,000	$250,002	10
Customer list acquired	180,000	18,000	5
Patent acquired	26,000	720	18
Total	$5,206,000	$268,722

Estimated Amortization Expense
For the nine months ended 12/31/2008		$403,082
For Year-ended 12/31/2009		537,444
For Year-ended 12/31/2010		537,444
For Year-ended 12/31/2011		537,444
For Year-ended 12/31/2012		528,444
Thereafter		2,393,420
Total		$4,937,278

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Compinations-Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. GlobalSCAPE is in the process of analyzing the effects SFAS 141R will have on the Company’s financial statements.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142. The FSP amends paragraph 11(d) of SFAS No. 142 to require an entity to consider its own assumptions about renewal or extension of the term of the arrangement, consistent with its expected use of the asset.

The FSP also requires the following incremental disclosures for renewable intangible assets:

•                  The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

•                  The entity’s accounting policy for the treatment of costs incurred to renew or extend the term of a recognized intangible asset

•                  For intangible asset renewed or extended during the period:

•                  For entities that capitalize renewal or extension costs, the costs incurred to review or extend the asset, for each major intangible asset class

•                  The weighted-average period prior to the next renewal or extension (whether explicit and implicit) for each major intangible asset class

The FSP is effective for financial statements for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. Accordingly, the FSP would not serve as a basis to change the useful life of an intangible asset that was acquired prior to the effective date (January 1, 2009 for a calendar year company). However, the incremental disclosure requirements described above would apply to all intangible assets, including those recognized in periods prior to the effective date of the FSP. The Company is currently evaluating the impact that the adoption of this FSP will have on its consolidated financial statements.

Stock-Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the “Employees Plan”), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. During the three months ended March 31, 2008, 262,500 stock options were granted and at March 31, 2008, a total of 1,813,254 stock options had been granted of which 694,068 were vested.  The exercise price, term and other conditions applicable to each stock option granted under the Employees Plan are determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The Employees Plan options generally become exercisable over a three-year period and expire after ten years.

Under the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-term Equity Incentive Plan (the “Directors Plan”), which was approved by the stockholders and became effective on June 1, 2007, a maximum of 500,000 shares of GlobalSCAPE common stock may be awarded. During the three months ended March 31, 2008, there were no stock options granted and at March 31, 2008, a total of 160,000 stock options were outstanding of which 80,000 were vested.  The exercise price, term and other conditions applicable to each stock option granted under the Directors Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The most recently awarded Directors Plan options become exercisable over a one-year period and expire after ten years. The Directors Plan provides that each year, at the first regular meeting of the Board of Directors following the Company’s annual stockholders meeting, each non-employee director shall be granted awards of 20,000 shares of common stock for participation in the Board and Committee meetings during the prior year.  The maximum annual award for any one person is 20,000 shares of common stock.

The Company accounts for stock options according to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

There was $223,347 and $287,126 of compensation cost related to incentive stock options recognized in operating results in the three months ended March 31, 2007 and 2008, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R for the three months ended March 31, 2007 and 2008:

	Three months ended March 31, 2007	Three months ended March 31, 2008
Expected volatility	98.00%	99.00%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.67%	2.96%
Expected option term (years)	6.010	6.005

The following table summarizes information about stock option activity for the three months ended March 31, 2008:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual	Average Intrinsic Value ($M)
Outstanding at December 31, 2007	1,734,528	$1.94	7.64	$6.17
Granted	262,500	3.91
Exercised	15,940	0.41
Lapsed or canceled	7,834	0.36
Outstanding at March 31, 2008	1,973,254	$2.22	7.69	$1.36

Exercisable at March 31, 2008	772,831	$1.04	6.63	$1.35

The weighted average fair value of options granted during the three months ended March 31, 2008 was $3.91. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2008 was approximately $75,000.  During the three months ended March 31, 2008, the amount of cash received from the exercise of stock options was $6,600 with no associated tax benefit.

The following table summarizes information about non-vested stock option awards for the three-month period ended March 31, 2008:

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	1,011,543	$2.22
Granted	262,500	$3.21
Vested	(69,266)	$2.04
Forfeited	(4,354)	$0.30

Non-vested at March 31, 2008	1,200,423	$2.45

At March 31, 2008, there was $2.0 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 3.00 years. There were 69,266 options that became vested during the three months ended March 31, 2008.

Common Stock and Warrants

On November 13, 2006, GlobalSCAPE entered into a securities purchase agreement with accredited investors, who paid it an aggregate of $3.4 million in gross proceeds in consideration for 1,352,000 shares of GlobalSCAPE common stock at a price of $2.50 per share.  The Company also granted warrants to purchase 1,352,000 shares of its common stock to the investors with an exercise price of $3.15 per share, subject to certain adjustments. The exercise price will not, in any event, be adjusted to a price of less than $2.81 per share except in the event of stock dividends, stock splits or similar events.  The warrants have a 5-year term and are currently exercisable.  As part of this transaction, GlobalSCAPE filed a registration statement to register the resale of these shares by the investors.  The registration statement was declared effective by the SEC on April 16, 2007 and a post-effective amendment to the registration statement was declared effective on April 20, 2008.

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

	Three months ended March 31,
	2007	2008
Numerators
Numerators for basic and diluted earnings per share:
Net income	$473,214	$175,411

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	17,138,780	17,322,827

Dilutive potential common shares

Stock options (1)	811,901	725,786

Common stock warrants (2)	—	50,415

Denominator for dilutive earnings per share	17,950,681	18,099,028

Net income per common share	$0.03	$0.01

Net income per common share – assuming dilution	$0.03	$0.01

(1)   In the three months ended March 31, 2008, there were 503,500 options not included as dilutive shares, as the effect would be anti-dilutive.

(2)   For the three months ended March 31, 2007, no warrants have been included in dilutive shares, as the effect would be anti-dilutive.  For the three months ended March 31, 2008, all outstanding warrants were included in the determination of dilutive shares.

Fair Value Measurements

As described in “Adoption of New Accounting Standards,” the Company adopted SFAS No. 157 effective January 1, 2008.  SFAS 157 established a framework for measuring fair value in GAAP and clarified the definition of fair value within that framework. SFAS 157 does not require assets and liabilities that were previously recorded at cost to be recorded at fair value or for assets and liabilities that are already required to be disclosed at fair value, SFAS 157 introduced, or reiterated, a number of key concepts which form the foundation of the fair value measurement approach to be used for financial reporting purposes. The fair value of the Company’s financial instruments reflects the amounts that the Company estimates to receive in connection with the sale of an asset or paid in connection with the transfer of a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS 157 also established a fair value hierarchy that prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of March 31, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At March 31, 2008 all financial assets consisted of cash and cash equivalents at financial institutions in the United States.

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

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from solid net profits from operations over the last sixteen consecutive quarters, including the quarter ended March 31, 2008.  At March 31, 2008, our net working capital position was $3.6 million, which consists of current assets less current liabilities. We had cash available of $5.6 million and we continue to generate cash in excess of our operational needs.  In addition, the Company has a $750,000 line of credit with Silicon Valley Bank which is unused at this time. We rely heavily on cash flows from operations to fund our business a a result of the profitable history of the company.

Net cash used in investing activities for the three months ended March 31, 2007 and 2008 was $72,428 and $138,530, respectively.  In both periods, the cash used in investing activity was primarily for the purchase of computer equipment and software. Our capital requirements principally relate to our need to enhance our existing products and to develop new products, which primarily consist of research and development expenses and expenses for people and the elements that support their work. By comparison, we do not spend large sums on capital equipment. Capital expenditures will be higher in 2008 as a result of the planned move to new office space.

Our total revenues increased 12% in the three months ending March 31, 2008  when compared to the same period in 2007. The principal drivers of our sales are the enterprise level server products for MFT, which are EFT Server and SecureFTP Server. These products accounted for 71% of our sales in the three months ending March 31, 2008 . Prior to 2006, we were largely dependent upon sales of CuteFTP Home and CuteFTP Professional, which accounted for 51% of our revenue in the year ended December 31, 2005, and represented larger percentages of sales in earlier years. The actual sales of these products have remained relatively flat over the three years ended December 31, 2007 while becoming an increasingly smaller portion of our total revenue. In the first quarter of 2007 and 2008, sales of these products represented approximately  24.2% and  21.9 % of our total revenues, respectively

 Since our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline, our cash flow from operations will also decline.  If sales decline or if our liquidity is otherwise under duress, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We also have $750,000 of availability under our revolving line of credit and, if necessary, we may also sell equity securities or enter into other credit arrangements in order to finance future acquisitions or licensing activities.

Net cash provided by operating activities for the three months ended March 31 2007 and 2008 was $1,078,699 and $1,518,341, respectively.  This increase in cash was generated from the profitable operation of our business. Some of the major non-cash items that were charged against net income over this period are depreciation and amortization, stock-based compensation and deferred revenues. While these items are expensed according to Generally Accepted Accounting Principles, the cash impact from these charges has occurred or will occur in other accounting periods and the difference reflects a positive impact on cash in the Consolidated Statements of Cash Flows. The decrease in Accounts Receivables during this period and the Deferred Revenues during this period served to positively impact the cash from operations in those statements.

Our financing activities in the prior two years have primarily related to funding the acquisition of Availl. In 2006, we used $7.6 million in cash to acquire Availl. The cash used to make this acquisition came from a $5 million term loan from Silicon Valley Bank. The combination of cash generated from our operations and the stock offering completed in November 2006 allowed repayment of $400,000 of the loan in 2006 and $4.6 million in the three months ended March 31,2007. We have also sold stock through the exercise of employee stock options. We received cash from stock option exercises of $326,758 and $6,600 for the periods ended March 31, 2007 and 2008, respectively. In the three month period ended March 31, 2008 cash from operations was used in the repurchase of $978,382 of treasury stock.

Net cash provided in financing activities during the three months ended March 31, 2007 and 2008 were $4,283,454 and $971,782 respectively. In 2007, the decrease in cash from financing activities was primarily the result of the payoff of the term loan with Silicon Valley Bank. In 2008, the decrease resulted through the use of cash in the purchase of shares of our common stock under our share purchase program.

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

The loan agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of principal and interests, the breach of any covenants, the occurrence of a material adverse change, certain bankruptcy and insolvency events, the breach of other agreements creating indebtedness of $50,000 or more and the entry of a judgment of $50,000 or more against GlobalSCAPE or any of its subsidiaries.  At March 23, 2008, we were in compliance with these covenants.

As of March 31, 2008, we had $5.6 million in cash and cash equivalents, total current assets of $7.3 million and current liabilities of $3.7 million, resulting in working capital of $3.6 million. The primary component of current liabilities at March 31, 2008 was $2.4 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts.  At March 31, 2008, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable.   The commitments related to royalty agreements are contingent on sales volumes.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. We have recently moved to new corporate offices in San Antonio, and we anticipate spending approximately $500,000 toward equipment, furniture, fixtures, and leasehold improvements in the second quarter of 2008 due to this move.

Contractual Obligations

The following table sets forth the future minimum payments required under contractual commitments at March 31, 2008:

	Payments Due by Fiscal Year
	2008 (1)	2009	2010	Thereafter	Total
Contractual Obligations
Operating Lease	$479,679	$606,465	$537,692	$4,968,160	$6,591,996
Equipment Leases	$6,252	$7,392	$7,392	$9,056	$30,092
Deferred Compensation	$141,596	$—	$—	$—	$141,596
Term Note	$—	$—	$—	$—	$—
Total Cash Obligations	$627,527	$613,857	$545,084	$4,977,216	$6,763,684

(1)   Amounts for 2008 reflect the future minimum payments for the remaining nine months of the fiscal year.

Critical Accounting Policies

Except as set forth below, there were no other changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 during the three months ended March 31, 2008.

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

Comparison of the Three Months ended March 31, 2007 and 2008

	2007	2008	$ Change	% Change

Software product revenues	$3,623,147	$4,055,819	$432,672	11.9%
Cost of revenues	58,942	30,025	(28,917)	(49.1)%
Selling, general and administrative expenses	2,298,146	2,981,809	683,663	29.8%
Research and development expenses	437,544	543,270	105,726	24.2%
Depreciation and amortization	31,585	174,019	142,434	451.0%
Total operating expense	2,826,217	3,729,123	902,906	32.0%

Income (loss) from operations	796,930	326,696	(470,234)	(59.0)%

Other Income (expense)	(62,902)	30,310	93,212	(148.2)%
Income tax expense	260,814	181,596	(79,218)	(30.4)%
Net income (loss)	$473,214	$175,411	$(297,803)	(62.9)%

Cost of Sales % of Sales	1.6%	0.7%

Revenue. We derive revenues primarily from software sales.  Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the three months ended March 31, 2008, total revenues increased by $432,672 or approximately 11.9% from the same quarter in 2007 due to an increase in revenues from sales of our SecureFTP Server and EFT products.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Quarter ending March 31,
Product	2007		2008

Enhanced File Transfer	$1,244,114	34.3%	$1,736,024	42.8%
SecureFTP Server	741,889	20.5%	862,191	21.3%
CuteFTP Professional	562,877	15.5%	546,031	13.5%
CuteFTP Home	315,372	8.7%	249,104	6.1%
WAFS	714,930	19.7%	611,431	15.1%
CDP	81,444	2.2%	14,066	0.3%
All Others	127,711	3.5%	85,448	2.1%
Deferred Revenue adjustment	(165,190)	(4.6)%	(48,476)	(1.2)%
Total Operating Revenues	$3,623,147	100.0%	$4,055,819	100.0%

Maintenance and support (net of deferred revenues)	$676,325	17.9%	$1,166,761	28.4%

Sales of our WAFS and CDP Systems were $796,000 and $625,000 for the three months ended March 31, 2007 and 2008 respectively, a decrease of $170,877 or 21.5% for the quarter. These products accounted for approximately 15.4% of total revenue for the first quarter of 2008 compared to 22.0% for the same period in 2007.

Sales of our SecureFTP Server and Enhanced File Transfer products were $1,986,000 and $2,598,000 for the three months ended March 31, 2007 and 2008 respectively an increase of $612,000 or 30.8% for the quarter. These products  represented approximately 64% of our total revenues in the three months ending March 31, 2008 as compared to 55% in the same period in 2007.  Revenues from CuteFTP Home and CuteFTP Professional decreased by 2% as compared to the quarter ended March 31, 2007 and accounted for approximately 24% and 19% of total revenues for the three months ended March 31, 2007 and 2008, respectively.

We believe that our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.  In addition, because of the more complex nature of SecureFTP Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support.  As a result, our maintenance and support revenues increased by 72% from the first quarter of 2007 compared to the same period in 2008. Maintenance and support revenues were $676,325 and $1,166,761, net of deferred revenue, for the three months ended March 31, 2007 and 2008, respectively.  Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

We have previously announced through press releases and investor conference calls that we believe our revenues will remain in a range of $4.0 million to $4.5 million for the next two quarters. Beginning in the fourth quarter of 2008, we anticipate generating revenues from new products that we may build ourselves and/or resell from other software companies, and that our revenues will increase from prior periods due to these new products

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products.  Cost of revenues decreased by approximately $29,000 or 49% between periods from $59,000 for the three months ended March 31, 2007 to $30,000 for the three months ended March 31, 2008.  Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  Cost of revenues as a percent of total revenues was 2% for the three months ended March 31, 2007 as compared to 1% for the same period in 2008.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended March 31, 2007 and 2008, selling, general and administrative expenses were $2.3 million and $3.0 million, respectively, an increase of approximately $700,000.  Of this increase, 83%, or $571,000, was attributable to expenses incurred in connection with increased salaries, payroll taxes, and other associated benefits. Coverage for health insurance, for example, increased by 43% in 2008 over the same period in 2007. We have hired new employees in order to support current and projected growth. Payment of commissions on current month sales rather than on collected sales caused $144,000 of the increase. In the three months ended March 31, 2007 and 2008, we expensed $223,347 and $287,126 respectively, for stock based compensation related to the granting of stock options to employees and directors as required by FAS123R. The expense for the Allowance for Doubtful Accounts increased from ($11,995) to $56,387 for the period ended March 31, 2007 and 2008, respectively.

The company has recently relocated its offices into a larger, more expensive space. This additional occupancy expense will be reflected in SG&A in the future.

Research and Development.  Research and development expenses increased by $105,000 or 24% between periods, from $438,000 to $543,000.  The increase was due to additional personnel needed to support our products. We anticipate that this expense will be higher in the future due to a more aggressive schedule of introducing new products for sale in 2008. We are hiring several additional programmers to accomplish this work.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs. Depreciation and amortization expense increased from $32,000 to $174,000, an increase of approximately 24%.  This increase was the result of acquiring $139,000 of equipment and software during the first three months of 2008, and the amortization of the intangible assets associated with the acquisition of Availl.

Other Income, Expense.  We earned $2,000 and $32,000 in interest income during the first quarter of 2007 and 2008 respectively from investing our excess cash.  For the three months ended March 31, 2007 and 2008, interest expense decreased from $30,000 to $2,000, respectively, as a result of the payment during the first quarter of 2007 of the balance outstanding under our term loan with Silicon Valley Bank.  The interest expense incurred during the first quarter of 2008 was paid on deferred income per an employment agreement between GlobalSCAPE and one of its key executives.

Income Taxes.  Increased revenue of $432,000, increased operating expense of $903,000, and increased other income of $93,000 yielded approximately $377,000 less taxable income. The provision for federal income taxes for the quarter ended March 31, 2007 and 2008 was $236,000 and $155,000, respectively, a decrease of $106,000.

Beginning January 1, 2007, the state of Texas imposed a new margin tax equal to 1% of the Company’s revenue less compensation expense (based on Texas source income).  In the three months ended March 31, 2007 and 2008 the combined Margin Tax and Massachusetts State Income Tax was $24,480 and $26,950, respectively.

Net Income.  GlobalSCAPE recorded net income of $473,000 and $175,000 for the three months ended March 31, 2007 and 2008, respectively.  The $298,000 decrease in net income was the result of increased expenses associated with building the infra-structure required to sustain future growth.

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

In the three months ended March 31, 2008, approximately 35% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.   We expect that the impact of this currency translation will not be material to our business.

Item 4T.  Controls and Procedures

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

Item 1A.    Risk Factors.

      In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing GlobalSCAPE.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Nmber of Shares Purchased as Part of a Publicly Announced Plan (1)	Maximum Number of Shares that may yet be Purchased Under the Plan

February, 2008	254,096	$3.6830	254,096	437,914 (2)
March, 2008	9,612	$3.5998	9,612	684,934 (3)

Total

(1)	On May 21, 2007, we announced a plan to purchase up to $3.0 million of our common stock. This plan is scheduled to terminate on May 20, 2008.
(2)	At February 29, 2008, there were 437,914 shares yet to be purchased based on the price of $3.52 per share on that date.
(3)	At March 31, 2008, there were 684,934 shares yet to be purchased based on the price of $2.20 per share on that date.

Item 6.

Exhibits

(a)	Exhibits

31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

May 15, 2008	By:	/s/ Kelly E. Simmons
Date		Kelly E. Simmons
President and Chief Financial Officer