Form 10-Q
period 2008-06-30
GLOBALSCAPE INC
filed 2008-08-19
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2008

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File No. 001-33601

GlobalSCAPE, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2785449
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4500 Lockhill-Selma, Suite 150
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

☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not mark if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

As of  June 30, 2008, there were 17,210,704 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2008

GlobalSCAPE®, CuteFTP Pro®, CuteZIP® and CuteMAP® are registered trademarks of GlobalSCAPE Texas, LP.  CuteFTP, CuteHTML, GlobalSCAPE Secure FTP Server, GlobalSCAPE Transfer Engine, ContentXML, and Enhanced File Transfer Server are trademarks of GlobalSCAPE Texas, LP.  Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I. Financial Information

Item1. Financial Statements

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	June 30,
	2007	2008
	(Restated)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,214,479	$5,000,955
Accounts receivable (net of allowance for doubtful accounts of $113,201 and $174,805 on December 31, 2007 and June 30, 2008, respectively)	2,232,927	1,958,473
Federal income tax receivable	940,327	914,626
Prepaid expenses	87,654	70,134
Total current assets	8,475,387	7,944,188

Fixed assets, net	262,745	1,433,520
Intangible assets, net	5,071,640	4,802,917
Goodwill	6,392,075	6,392,075
Deferred tax asset	80,044	183,775
Other assets	79,967	52,652

Total assets	$20,361,858	$20,809,127

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$329,817	$555,742
Accrued expenses	742,946	725,424
Deferred revenue	2,329,117	2,574,070
Deferred compensation	—	165,395
Total current liabilities	3,401,880	4,020,631

Long-term liabilities, net of current portion	119,711	—
Deferred Tax Liability	1,750,637	1,645,190

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,432,352 and 17,210,704 shares outstanding at December 31, 2007 and june 30, 2008, respectively	17,432	17,210
Treasury Stock, 159,873 and 403,581 shares at December 31, 2007 and June 30, 2008, respectively	(527,398)	(1,465,337)
Additional paid-in capital	8,764,300	9,311,884
Retained earnings	6,835,296	7,279,549
Total stockholders’ equity	15,089,630	15,143,306
Total liabilities and stockholders’ equity	$20,361,858	$20,809,127

See accompanying notes.

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008

Operating Revenues:
Software product revenues	$5,557,388	$3,010,929	$8,504,210	$5,899,992
Maintenance and support (net of deferred revenues)	860,637	1,202,137	1,536,962	2,368,893
Total Revenues	6,418,025	4,213,066	10,041,172	8,268,885

Operating Expenses:
Cost of revenues depreciation and amortization shown seperately below)	60,230	45,170	119,170	75,176
Selling, general and administrative expenses	2,587,435	2,032,355	4,921,719	5,654,564
Research and development expenses	551,211	1,426,318	988,961	1,329,207
Depreciation and amortization	34,843	184,626	66,429	358,645
Total operating expenses	3,233,719	3,688,469	6,096,279	7,417,592
Income from operations	3,184,306	524,597	3,944,893	851,293
Other income (expense)	9,743	22,726	(16,815)	53,036
Income before income taxes	3,194,049	547,323	3,928,078	904,329
Provision for income taxes	1,079,173	255,004	1,339,986	460,076
Net Income	$2,114,876	$292,319	$2,588,092	$444,253

Net income per common share - basic	$0.12	$0.02	$0.15	$0.03
Net income per common share - assuming dilution	$0.12	$0.02	$0.14	$0.02
Average shares outstanding:
Basic	17,226,066	17,195,802	17,204,922	17,258,901
Diluted	18,061,782	17,804,464	18,036,354	17,901,229

See accompanying notes.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2007	2008
Operating Activities:
Net income	$2,588,092	$444,253
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(11,215)	113,354
Depreciation and amortization	66,429	358,645
Amortization of deferred loan costs	36,345	—
(Gain) loss on disposition of assets	—	(1,676)
Stock-based compensation	435,858	538,986
Stock issued for goods	—	40,200
Deferred taxes	(178,107)	(209,178)
Changes in operating assets and liabilities:
Accounts receivable	(367,243)	161,100
Prepaid expenses	40,811	43,221
Other assets	—	27,315
Accounts payable	(63,521)	225,925
Accrued expenses	607,475	(17,522)
Federal income tax payable	886,966	—
Deferred revenues	564,595	244,953
Deferred compensation	26,437	45,684
Other long-term liabilities	(5,937)	—
Net cash provided by operating activities	4,626,985	2,015,260
Investing Activities:
Proceeds from sale of property and equipment	—	1,676
Purchase of property and equipment	(101,572)	(1,260,697)
Net cash used in investing activities	(101,572)	(1,259,021)
Financing Activities:
Loan payments	(4,610,212)	—
Proceeds from exercise of stock options	329,702	8,620
Purchase of treasury stock	(379,733)	(978,383)
Net cash used in financing activities	(4,660,243)	(969,763)
Net increase (decrease) in cash	$(134,830)	$(213,524)
Cash at beginning of period	4,632,666	5,214,479
Cash at end of period	$4,497,836	$5,000,955

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$31,151	$1,683
Income taxes paid	$565,000	$710,500

Noncash - Income tax receivable due to ISO’s	$—	$782,680

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

1.                                     Nature of Business

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

During the six months ended June 30, 2008, approximately 64% of our revenues were generated from customers within the United States, with the remaining 36% concentrated mostly in Western Europe, Canada and Australia. During the six months ended June 30, 2008 virtually all of our revenues were derived from sales of software licenses and support agreements. The combined sales of CuteFTP Home and CuteFTP Pro accounted for 18% of our revenues for the first six months of 2007 and 19% of our revenues for the same period of 2008.  The combined sales of our SecureFTP Server and Enhanced File Transfer products represented 69% and 66% of our revenues for the six months ended June 30, 2007 and 2008, respectively.  The combined sales of WAFS and CDP products for the six months ended June 30, 2007 and 2008  represented 15% and 16% of the total, respectively.

2.                                      Corporate Structure

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

Availl, Inc. and all of the partnerships and limited liability companies mentioned above were either dissolved or effectively merged into GlobalSCAPE, Inc. on December 31, 2007.  The stock of GlobalSCAPE, Inc. is quoted on the American Stock Exchange. References to “GlobalSCAPE” or the “Company” refer collectively to all of these entities unless otherwise indicated.

3.                                      Basis of Presentation

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

As discussed in Note 12 below, on August 15, 2008, GlobalSCAPE and its Board of Directors, after consultation with GlobalSCAPE’s independent registered public accounting firm, concluded that GlobalSCAPE would restate its financial statements and financial information for the year ended December 31, 2007 and the quarter ended March 31, 2008.

4.                                      Principles of Consolidation

The consolidated financial statements include all subsidiaries.  All inter-company transactions and balances have been eliminated.

5.                 Adoption of New Accounting Standards

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

6.                                      Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on operating income as previously reported.

7.                                      Sale / Disposal of Assets

The Company had no asset disposals in the first six months ending June 30, 2007. During the six months ending June 30, 2008 the Company disposed of equipment with an original purchase price of $102,369 and accumulated depreciation of $102,369. GlobalSCAPE recognized a gain of $1,676 related to the disposal of these assets.

8.                                      Goodwill and Intangible Assets

As of June 30, 2008, GlobalSCAPE had goodwill in the amount of $6.4 million associated with the acquisition of Availl.  This acquisition was accounted for using the purchase method of accounting. See Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise.

The Company obtained a valuation report of it’s acquisition of Availl, which determined that the acquisition included purchased software a customer list and a patent, which are a identifiable intangible assets. The purchased software had a market value of approximately $5,000,000, the customer list of $180,000 and the patent of $26,000 and these amounts have been allocated to their respective assets from Goodwill effective October 1, 2007. The assets are being amortized using the straight-line method over their estimated useful lives of 10 years, 5 years, and 18 years for the software, customer list and patent, respectively. In 2007 the Company amortized $134,360 for the period between October 1, 2007 and December 31, 2007. For the six months ended June 30, 2008 the Company amortized $268,723.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of June 30, 2008:

	Gross Carrying	Accumulated
	Amount	Amortization	Life (Years)
Amortized intangible assets:
Software acquired	$5,000,000	$375,003	10
Customer list acquired	180,000	27,000	5
Patent acquired	26,000	1,080	18
Total	$5,206,000	$403,083

Estimated Amortization Expense
For the six months ended 12/31/2008		$268,721
For Year-ended 12/31/2009		537,444
For Year-ended 12/31/2010		537,444
For Year-ended 12/31/2011		537,444
For Year-ended 12/31/2012		528,444
Thereafter		2,393,420
Total		$4,802,917

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations-Revised 2007. SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. GlobalSCAPE is in the process of analyzing the effects SFAS 141R will have on the Company’s financial statements.

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

9.                                      Stock-Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the “Employees Plan”), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. During the six months ended June 30, 2008, 267,500 stock options were granted and at June 30, 2008, a total of 1,857,134 stock options were outstanding of which 925,179 were vested.  The exercise price, term and other conditions applicable to each stock option granted under the Employees Plan are determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The Employees Plan options generally become exercisable over a three-year period and expire after ten years.

Under the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-term Equity Incentive Plan (the “Directors Plan”), which was approved by the stockholders and became effective on June 1, 2007, a maximum of 500,000 shares of GlobalSCAPE common stock may be awarded. During the six months ended June 30, 2008, 80,000 stock options had been granted and at June 30, 2008, a total of 160,000 stock options were outstanding of which 80,000 were vested.  The exercise price, term and other conditions applicable to each stock option granted under the Directors Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date. The most recently awarded Directors Plan options become exercisable over a one-year period and expire after ten years. The Directors Plan provides that each year, at the first regular meeting of the Board of Directors following the Company’s annual stockholders meeting, each non-employee director shall be granted awards of 20,000 shares of common stock for participation in the Board and Committee meetings during the prior year.  The maximum annual award for any one person is 20,000 shares of common stock.

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

There was $435,858 and $538,986 of compensation cost related to incentive stock options recognized in operating results in the six months ended June 30, 2007 and 2008, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our non-qualified stock options consistent with the requirements of SFAS No. 123R:

	Six-months	Three-months
	ended	ended
	June 30, 2008	June 30, 2008

Expected volatility	98.13%	96.27%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	2.92%	2.79%
Expected option term (years)	5.89	5.53

The following table summarizes information about stock option activity for the six months ended June 30, 2008:

			Weighted
		Weighted	Average	Average
	Number of	Average	Remaining	Intrinsic Value
	Options	Share Price	Contractual	($M)
Outstanding at December 31, 2007	1,734,528	$1.94	7.64	$6.17
Granted	347,500	3.45
Exercised	(22,060)	0.39
Lapsed or canceled	(42,834)	2.77
Outstanding at June 30, 2008	2,017,134	$2.17	7.52	$4.28

Exercisable at June 30, 2008	1,005,179	$1.11	6.59	$0.69

The weighted average fair value of options granted during the six months ended June 30, 2008 was $3.45. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2008 was approximately $84,112.  During the six months ended June 30, 2008, the amount of cash received from the exercise of stock options was $8,620 with no associated tax benefit.

The following table summarizes information about non-vested stock option awards for the six month period ended June 30, 2008:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Non-vested at December 31, 2007	1,011,543	$2.22
Granted	347,500	$2.43
Vested	(307,734)	$1.31
Forfeited	(39,354)	$2.40
Non-vested at June 30, 2008	1,011,955	$2.56

At June 30, 2008, there was $1.8 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.8 years. There were 307,734 options that became vested during the six months ended June 30, 2008.

10.                               Common Stock and Warrants

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

11.                               Earnings per Common Share

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

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Numerators
Numerators for basic and diluted earnings per share:
Net income	$2,114,876	$292,319	$2,588,092	$444,253

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	17,226,066	17,195,802	17,204,922	17,258,901

Dilutive potential common shares
Stock options (1)	835,176	608,662	831,432	642,328

Common stock warrants (2)	—	—	—	—

Denominator for dilutive earnings per share	18,061,782	17,804,464	18,036,354	17,901,229
Net income per common share	$0.12	$0.02	$0.15	$0.03

Net income per common share – assuming dilution	$0.12	$0.02	$0.14	$0.02

(1)        For the three and six months ended June 30, 2007 445,000 options were not included as dilutive shares, as the effect would be anti-dilutive.  For the three months ended June 30, 2008 1,166,567 options were not included as dilutive shares, as the effect would be anti-dilutive.  For the six months ended June 30, 2008, there were 1,041,567 options not included as dilutive shares, as the effect would be anti-dilutive.

(2)        For the three and six months ended June 30, 2007 and June 30, 2008, no warrants have been included in dilutive shares, as the effect would be anti-dilutive.

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

Level 3—unobservable inputs.

The adoption of FAS 157 did not have an effect on the Company’s financial condition or results of operations, but SFAS 157 introduced new disclosures about how we value certain assets and liabilities. Much of the disclosure is focused on the inputs used to measure fair value, particularly in instances where the measurement uses significant unobservable (Level 3) inputs. As of June 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At June 30, 2008 all financial assets consisted of cash and cash equivalents at financial institutions in the United States.

12.                               Restatement of Financial Statements

The Company intends to restate its 2007 financial statements from the amounts previously reported by the filing of an amended Annual Report on Form 10-K. The restatements include adjustments (a) to record a deferred tax liability, (b) to decrease previously recorded deferred tax assets (c) adjust income taxes and (d) adjust additional paid in capital. Following is a summary of the restatement adjustments:

	As		As
	Reported	Adjustments	Restated
2007 Summary Balance Sheet
Current Assets	$7,658,044	817,343	$8,475,387
Property and equipment (net)	262,745	—	262,745
Intangible assets, net	5,071,640	—	5,071,640
Goodwill	4,595,755	1,796,320	6,392,075
Deferred tax asset	440,632	(360,588)	80,044
Other assets	79,967	—	79,967
Total Assets	$18,108,783	$2,253,075	$20,361,858

Current Liabilities
Accounts payable	$329,817	—	$329,817
Accrued expenses	742,946	—	742,946
Deferred revenue	2,329,117	—	2,329,117
Total current liabilities	3,401,880	—	3,401,880
Long-term liabilities	119,711	—	119,711

Deferred tax liability	—	1,750,637	1,750,637
Stockholders’ equity
Preferred stock	—	—	—
Common stock	17,432	—	17,432
Treasury stock	(527,398)	—	(527,398)
Additional paid in capital	7,981,620	782,680	8,764,300
Retained earnings	7,115,538	(280,242)	6,835,296
Total liabilities and stockholders’ equity	$18,108,783	$1,435,733	$20,361,858

	As		As
	Reported	Adjustments	Restated
2007 Summary Consolidated Statement of Operations
Software Product Revenues	$14,826,197	$—	$14,826,197
Maintenance and support (net of deferred revenues)	3,534,144	—	3,534,144
Total Revenues	18,360,341		18,360,341
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown seperately below)	250,439	—	250,439
Selling, general and administrative expenses	10,049,430	—	10,049,430
Research and development expenses	1,919,253	—	1,919,253
Depreciation and amortization	279,573	—	279,573
Total operating expenses	12,498,695		12,498,695
Income from operations	5,861,646		5,861,646
Other income (expense)	63,549	—	63,549
Income before income taxes	5,925,195		5,925,195
Income tax provision	2,002,686	280,242	2,282,928
Net Income	$3,922,509	$(280,242)	$3,642,267

Basic per common share	$0.23		$0.21
Diluted per common share	$0.21		$0.20

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K as amended and other documents filed with the Securities and Exchange Commission.  GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

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

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over the last seventeen consecutive quarters, including the quarter ended June 30, 2008.  At June 30, 2008, current assets of $7.9 less current liabilities of $4 yielded a net working capital position of $3.9 million. The primary component of current liabilities at June 30, 2008 was $2.6 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts.  At June 30, 2008, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable.   The commitments related to royalty agreements are contingent on sales volumes.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business.  We had cash available of $5.0 million and we continue to generate cash in excess of our operational needs.  In addition, the Company has a $750,000 line of credit with Silicon Valley Bank which is unused at this time. We rely heavily on cash flows from operations to fund our business.

Net cash used in investing activities for the six months ended June 30, 2007 and 2008 was $101,572 and $1,259,000, respectively.  Cash used in investing activity for 2008 was primarily for the purchase of computer equipment and software. Our capital requirements principally relate to our need to enhance our existing products and to develop new products, which primarily consist of research and development expenses and expenses for people and the elements that support their work. As had been expected, capital expenditures have been higher in the first six months of 2008 as a result of the company’s move to new office space. Primary components included $499,000 in lease hold Improvements, $255,000 in furniture & fixtures, and $12,000 in equipment. In addition to the usual computer equipment and software of $116,000, expenditures of $151,000 and $125,000 were also made toward an Internal ERP System and new product development.

Our total revenues decreased by 18% in the six months ending June 30, 2008 when compared to the same period in 2007. The principal drivers of our sales are the enterprise level server products for MFT, which are EFT Server and SecureFTP Server. These products accounted for 66% of our sales in the six months ending June 30, 2008 . Prior to 2006, we were largely dependent upon sales of CuteFTP Home and CuteFTP Professional, which accounted for 51% of our revenue in the year ended December 31, 2005, and represented larger percentages of sales in earlier years. The actual sales of these products have remained relatively flat over the three years ended December 31, 2007 while becoming an increasingly smaller portion of our total revenue. In the first six months of 2007 and 2008, sales of these products represented approximately 18% and 19 % of our total revenues, respectively

 Since our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline, our cash flow from operations will also decline.  If sales decline or if our liquidity is otherwise under duress, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We also have $750,000 of availability under our revolving line of credit and, if necessary, we may also sell equity securities or enter into other credit arrangements in order to finance future acquisitions or licensing activities.

Net cash provided by operating activities for the six months ended June 30 2007 and 2008 was $4,626,986 and $2,015,260, respectively.  Were it not for nonrecurrent revenues from a sale to the U. S. Army of $2.8 million in 2007, 2008 cash provided by operating activites would have been slightly higher than that of 2007. Some of the major non-cash items that were charged against net income over this period are depreciation and amortization, stock-based compensation and deferred revenues. While these items are expensed according to Generally Accepted Accounting Principles, the cash impact from these charges has occurred or will occur in other accounting periods and the difference reflects a positive impact on cash in the Consolidated Statements of Cash Flows. The decrease in Accounts Receivables during this period and the Deferred Revenues during this period served to positively impact the cash from operations in those statements.

Our financing activities in the prior two years have primarily related to funding the acquisition of Availl. In 2006, we used $7.6 million in cash to acquire Availl. The cash used to make this acquisition came from a $5 million term loan from Silicon Valley Bank. The combination of cash generated from our operations and the stock offering completed in November 2006 allowed repayment of $400,000 of the loan in 2006 and $4.6 million in the six months ended June 30, 2007. We have also sold stock through the exercise of employee stock options. We received cash from stock option exercises of $329,702 and $8,620 for the periods ended June 30, 2007 and 2008, respectively. In the six month period ended June 30, 2008 Treasury stock in the amount of $40,200, complemented with $25,000 of cash was used in the purchase of new product code.

Net cash provided in financing activities during the six months ended June 30, 2007 and 2008 were $4,660,243 and $969,763 respectively. In 2007, the decrease in cash from financing activities was primarily the result of the payoff of the term loan with Silicon Valley Bank. In 2008, the decrease resulted through the use of cash in the purchase of shares of our common stock under our share purchase program.

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

The revolving credit facility is secured by substantially all of the assets of GlobalSCAPE.  The Loan Agreement contains customary covenants including covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, maintenance of inventory, payment of taxes, maintaining insurance, and protection of intellectual property rights.  GlobalSCAPE is also prohibited from selling any of its assets other than in the ordinary course of business, acquiring any other entities, changing the types of business they are engaged in, incurring indebtedness other than that permitted by the Loan Agreement, incurring any liens on their assets other than those permitted by the Loan Agreement, making certain investments or paying any dividends on, or acquiring, any shares of its capital stock.  The Loan Agreement contains two financial covenants.  GlobalSCAPE and its subsidiaries must maintain:

•                  a ratio of (A) EBITDA less the sum of (i) cash taxes paid and (ii) non-financed capital expenditures (excluding non-cash stock options and taxes already accrued), to (B) the sum of (i) principal plus (ii) interest paid to Bank, of at least 1.5 to 1.00; and

•                  a ratio of total funded debt to EBITDA of not more than 2.00 to 1.00.

The loan agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of principal and interests, the breach of any covenants, the occurrence of a material adverse change, certain bankruptcy and insolvency events, the breach of other agreements creating indebtedness of $50,000 or more and the entry of a judgment of $50,000 or more against GlobalSCAPE or any of its subsidiaries.  At June 30, 2008, we were in compliance with these covenants.

Contractual Obligations

The following table sets forth the future minimum payments required under contractual commitments at June 30, 2008:

	Payments Due by Fiscal Year
Contractual Obligations	2008 (1)	2009	2010	Thereafter	Total
Operating Lease	$306,438	$606,465	$537,692	$4,968,160	$6,418,755
Equipment Leases	$3,696	$7,392	$7,392	$9,056	$27,536
Deferred Compensation	$165,395	$—	$—	$—	$165,395
Total Cash Obligations	$475,529	$613,857	$545,084	$4,977,216	$6,611,686

  (1)   Amounts for 2008 reflect the future minimum payments for the remaining six months of the fiscal year.

Critical Accounting Policies

Except as set forth below, there were no other changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2007 during the six months ended June 30, 2008.

Uncertain Tax Positions

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

Comparison of the Three Months ended June 30, 2007 and 2008

	2007	2008	$ Change	% Change

Software product revenues	$6,418,025	$4,213,066	(2,204,959)	(34.36)%
Cost of revenues	60,230	45,170	(15,060)	(25.00)%
Selling, general and administrative expenses	2,587,435	2,672,735	85,300	3.30%
Research and development expenses	551,211	785,938	234,727	42.58%
Depreciation and amortization	34,843	184,626	149,783	429.88%
Total operating expense	3,233,719	3,688,469	454,750	14.06%

Income (loss) from operations	3,184,306	524,597	(2,659,709)	(83.53)%

Other Income (expense)	9,743	22,726	12,983	133.25%
Income tax expense	1,079,173	255,004	(864,774)	(80.13)%
Net income (loss)	$2,114,876	$292,319	(1,781,952)	(84.26)%

Cost of Sales % of Sales	0.9%	1.1%

Revenue. We derive revenues primarily from software sales.  Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the three months ended June 30, 2008, total revenues decreased by $2,204,959 or approximately 34.4% from the same quarter in 2007. Were it not for a sale in May of 2007 to the U. S. Army for $2.8 million, revenues would have been up by $595,000 or approximately 9% primarily as a result of an increase in sales of our Enhanced File Transfer product.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Three Months ended June 30,
Product	2007		2008

Enhanced File Transfer	$1,501,613	23.4%	$2,030,984	48.2%
SecureFTP Server	3,467,655	54.0%	846,845	20.1%
CuteFTP Professional	666,591	10.4%	537,567	12.8%
CuteFTP Home	282,508	4.4%	234,934	5.6%
WAFS	702,693	10.9%	689,808	16.4%
CDP	33,893	0.5%	19,733	0.5%
All Others	162,477	2.5%	49,672	1.2%
Deferred Revenue adjustment	(399,405)	(6.2)%	(196,477)	(4.7)%
Total Operating Revenues	$6,418,025	100.0%	$4,213,066	100.0%

Maintenance and support (net of deferred revenues)	$860,637	19.6%	$1,202,137	28.5%

Sales of our WAFS and CDP Systems were $737,000 and $710,000 for the three months ended June 30, 2007 and 2008, respectively, a decrease of $27,000 or 3.7% for the quarter. The decrease is largely due to the overall slowdown of the economy and the IT budgets of our customers being reduced as a result, which limits their purchases.  These products accounted for approximately 11.5% of total revenue for the second quarter of 2007 compared to 16.8% for the same period in 2008.

Sales of our SecureFTP Server and Enhanced File Transfer products were $4,969,000 and $2,878,000 for the three months ended June 30, 2007 and 2008 respectively a decrease of $2,091,000 or 42.1% for the quarter. These products represented approximately 68% of our total revenues in the three months ending June 30, 2008 as compared to 77% in the same period in 2007.  This decrease is largely due to the U.S. Army sale that occurred during the second quarter of 2007 and did not recur in 2008.  Revenues from CuteFTP Home and CuteFTP Professional decreased by 19% as compared to the quarter ended June 30, 2007 and accounted for approximately 15% and 18% of total revenues for the three months ended June 30, 2007 and 2008, respectively.

Our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.  In addition, because of the more complex nature of SecureFTP Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support.  Our maintenance and support revenues decreased by 28% from the second quarter of 2007 compared to the same period in 2008. Maintenance and support revenues were $860,000 and $1,202,000, net of deferred revenue, for the three months ended June 30, 2007 and 2008, respectively.  The increase in maintenance and support revenues is due to our focused efforts to expand sales of this product.  Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will currently recognize additional deferred revenue and earn the revenue over the life of the maintenance and support agreement.

We have previously announced through press releases and investor conference calls that we believe our revenues will remain in a range of $4.0 million to $4.5 million for the next quarter. Beginning in the fourth quarter of 2008, we anticipate generating revenues from new products that we may build ourselves and/or resell from other software companies, and that our revenues will increase from prior periods due to these new products

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products.  Cost of revenues decreased by approximately $15,000 or 25% between periods from $60,000 for the three months ended June 30, 2007 to $46,000 for the three months ended June 30, 2008.  This change was due to a decrease in both royalties and production, packaging and shipping costs.  Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  Cost of revenues as a percent of total revenues was 0.9% for the three months ended June 30, 2007 as compared to 1.1% for the same period in 2008.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the three months ended June 30, 2007 and 2008, selling, general and administrative expenses were $2.6 million and $2.7 million, respectively, an increase of approximately $85,000.  This net increase was due to additional recruiting costs, advertising, and bad debt write offs.  The increased recruiting costs are due to the ongoing search for a CEO and also the new search for a CFO.  These increases were offset by decreases in miscellaneous professional fees, business meals and entertainment, and the reallocation of certain expenses related to an internal software project.

The Company has recently relocated its offices into a larger, more expensive space. This additional occupancy expense will be reflected in SG&A in the future.

Research and Development.  Research and development expenses increased by $235,000 or 43% between periods, from $551,000 to $786,000.  The increase was due to additional personnel needed to support our products. We anticipate that this expense will be higher in the future due to a more aggressive schedule of introducing new products for sale in 2008. We have hired several additional programmers to accomplish this work.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs. Depreciation and amortization expense increased from $35,000 to $185,000, an increase of approximately 430%.  This increase resulted from the capitalization of $255,000 of furniture & fixtures, approximately $19,000 of equipment, and $499,000 of lease hold improvements associated with the relocation to new office space. The impact of these items on the three months was minimal due to the timing in the period.

Other Income, Expense.  We earned $10,965 and $22,581 in interest income during the second quarter of 2007 and 2008, respectively, from investing our excess cash.  For the three months ended June 30, 2007 and 2008, interest expense increased from $1,222 to $1,311, respectively. The interest expense incurred during the second quarter of 2008 was accrued on deferred income per an employment agreement between GlobalSCAPE and one of its key executives.

Income Taxes.  Decreased revenue of $2,205,000, increased operating expense of $455,000, and increased other income of $13,000 yielded approximately $2,647,000 less taxable income. The provision for federal income taxes for the quarter ended June 30, 2007 and 2008 was $1,037,000 and $235,000, respectively, a decrease of $802,000.

Beginning January 1, 2007, the state of Texas imposed a new margin tax equal to 1% of the Company’s revenue less compensation expense (based on Texas source income).  In the three months ended June 30, 2007 and 2008 the combined Margin Tax and Massachusetts State Income Tax was $41,000 and $20,000, respectively.

Net Income.  GlobalSCAPE recorded net income of $2.1 million and $292,000 for the three months ended June 30, 2007 and 2008, respectively.  The $1.8 million decrease in net income was the result of the major difference in revenues. The second quarter of 2007 benefited by the non-recurrent sale to the Army of $2.8 million while 2008 did not.

Comparison of the Six Months ended June 30, 2007 and 2008

	2007	2008	$ Change	% Change

Software product revenues	$10,041,172	$8,268,885	(1,772,287)	(17.65)%
Cost of revenues	119,170	75,176	(43,994)	(36.92)%
Selling, general and administrative expenses	4,921,719	5,654,564	732,845	14.89%
Research and development expenses	988,961	1,329,207	340,246	34.40%
Depreciation and amortization	66,429	358,645	292,216	439.89%
Total operating expense	6,096,279	7,417,592	1,321,313	21.67%

Income (loss) from operations	3,944,893	851,293	(3,093,600)	(78.42)%

Other Income (expense)	(16,815)	53,036	69,851	(415.41)%
Income tax expense	1,339,986	460,076	(943,991)	(70.45)%
Net income (loss)	$2,588,092	$444,253	(2,079,758)	(80.36)%

Cost of Sales % of Sales	1.2%	0.9%

Revenue. We derive revenues primarily from software sales.  Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the six months ended June 30, 2008, total revenues decreased by $1,772,000 or approximately 17.7% from the same quarter in 2007. Were it not for a sale in May 2007 to the U. S. Army for $2.8, revenues would be up by $1,027,000 or approximately 10.2% primarily as a result of an increase in sales of our Enhanced File Transfer product.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Six Months ended June 30,
Product	2007		2008

Enhanced File Transfer	$2,745,726	27.3%	$3,767,007	45.6%
SecureFTP Server	4,209,544	41.9%	1,709,035	20.7%
CuteFTP Professional	1,229,468	12.2%	1,083,598	13.1%
CuteFTP Home	597,881	6.0%	484,038	5.9%
WAFS	1,473,617	14.7%	1,301,241	15.7%
CDP	59,342	0.6%	33,799	0.4%
All Others	290,189	2.9%	135,120	1.6%
Deferred Revenue adjustment	(564,595)	(5.6)%	(244,953)	(3.0)%
Total Operating Revenues	$10,041,172	100.0%	$8,268,885	100.0%

Maintenance and support (net of deferred revenues)	$1,536,692	20.9%	$2,368,895	28.6%

Sales of our WAFS and CDP Systems were $1,533,000 and $1,335,000 for the six months ended June 30, 2007 and 2008 respectively, a decrease of $198,000 or 13%. The decrease is largely due to the overall slowdown of the economy and the IT budgets of our customers being reduced as a result, which limits their purchases.  These products accounted for approximately 16.1% of total revenue for the first six months of 2008 compared to 15.3% for the same period in 2007.

Sales of our SecureFTP Server and Enhanced File Transfer products were $6,955,000 and $5,476,000 for the six months ended June 30, 2007 and 2008, respectively, a decrease of $1,479,000 or 21.3%. The decrease is largely due to the U.S. Army sale that occurred during the second quarter of 2007 and did not recur in 2008.  These products represented approximately 66% of our total revenues in the six months ending June 30, 2008 as compared to 69% in the same period in 2007.  Revenues from CuteFTP Home and CuteFTP Professional decreased by 13% as compared to the six months ended June 30, 2007 and accounted for approximately 15% and 16% of total revenues for the six months ended June 30, 2007 and 2008, respectively.

Our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.  In addition, because of the more complex nature of SecureFTP Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support.  As a result, our maintenance and support revenues increased by 13% from the first half of 2007 compared to the same period in 2008. Maintenance and support revenues were $1,536,000 and $2,369,000, net of deferred revenue, for the six months ended June 30, 2007 and 2008, respectively.  Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

We have previously announced through press releases and investor conference calls that we believe our revenues will remain in a range of $4.0 million to $4.5 million for the next quarter. Beginning in the fourth quarter of 2008, we anticipate generating revenues from new products that we may build ourselves and/or resell from other software companies, and that our revenues will increase from prior periods due to these new products

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products.  Cost of revenues decreased by approximately $44,000 or 37% between periods from $119,000 for the first six months ended June 30, 2007 to $75,000 for the six months ended June 30, 2008.  This change was largely caused by a decrease in royalty payments.  Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.  Cost of revenues as a percent of total revenues was 1.2% for the six months ended June 30, 2007 as compared to 0.9% for the same period in 2008.

Selling, General and Administrative.  Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees.  For the six months ended June 30, 2007 and 2008, selling, general and administrative expenses were $4.9 million and $5.7 million, respectively, an increase of approximately $733,000.  Of this increase, 42%, or $311,000, was attributable to expenses incurred in connection with increased salaries, payroll taxes, and other associated benefits, 19%, or $137,000, was incurred in recruiting expense and another 17%, or $125,000, in advertising.  Coverage for health insurance, for example, increased by 8% in 2008 over the same period in 2007. We have hired new employees in order to support current and projected growth. Payment of commissions on current month sales rather than on collected sales caused $144,000 of the increase. In the six months ended June 30, 2007 and 2008, we expensed $435,858 and $538,986 respectively, for stock based compensation related to the granting of stock options to employees and directors as required by FAS123R. The expense for the Allowance for Doubtful Accounts increased from ($11,215) to $113,354 for the period ended June 30, 2007 and 2008, respectively.

The Company has recently relocated its offices into a larger, more expensive space. This additional occupancy expense will be reflected in SG&A in the future.

Research and Development.  Research and development expenses increased by $340,000 or 34% between periods, from $988,961 to $1,329,207.  The increase was due to additional personnel needed to support our products. We anticipate that this expense will be higher in the future due to a more aggressive schedule of introducing new products for sale in 2008. We have hired several additional programmers to accomplish this work.

Depreciation and Amortization.  Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs. Depreciation and amortization expense increased from $66,000 to $359,000, an increase of approximately 440%.  In addition to the amortization of the intangible assets associated with the acquisition of Availl the increase resulted from the capitalization of $255,000 of furniture & fixtures, approximately $19,000 of equipment, and $499,000 of lease hold improvements associated with the relocation to new office space. The impact of these items on the six month period was minimal due to the timing in the period.

Other Income, Expense.  We earned $13,000 and $54,000 in interest income during the first half of 2007 and 2008 respectively from investing our excess cash.  For the six months ended June 30, 2007 and 2008, interest expense decreased from $31,000 to $3,000, respectively, as a result of the payment during the first quarter of 2007 of the balance outstanding under our term loan with Silicon Valley Bank.  The interest expense incurred during the first half of 2008 was paid on deferred income per an employment agreement between GlobalSCAPE and one of its key executives.

Income Taxes.  Decreased revenue of $1,772,000, increased operating expense of $1,321,000, and increased other income of $70,000 yielded approximately $3,024,000 less taxable income. The provision for federal income taxes for the six month period ended June 30, 2007 and 2008 was $1,274,000 and $415,000, respectively, a decrease of $859,000.

Beginning January 1, 2007, the state of Texas imposed a new margin tax equal to 1% of the Company’s revenue less compensation expense (based on Texas source income).  In the six months ended June 30, 2007 and 2008 the combined Margin Tax and Massachusetts State Income Tax was $66,128 and $45,047, respectively.

Net Income.  GlobalSCAPE recorded net income of $2,588,000 and $444,000 for the six months ended June 30, 2007 and 2008, respectively.  The $2,140,000 decrease in net income was the result of increased expenses associated with building the infra-structure required to sustain future growth and the impact of a non-recurrent sale of $2.8 million to the U. S. Army in 2007.

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

In the first six months ended June 30, 2008, approximately 36% of our revenues came from customers outside the United States.  All revenues are received in U.S. dollars so we have no exchange rate risk with regard to the sale.  However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases.  These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling.  We expect that the impact of this currency translation will not be material to our business.

Item 4T.  Controls and Procedures

In connection with the Company’s quarter-end accounting procedures, after consultation with the Company’s independent registered public accounting firm, management and the Company’s Board of Directors determined that there were errors in the calculation of deferred taxes for the year ended December 31, 2007 and for the quarter ended March 31, 2008.  Based upon these discoveries, we evaluated the design and operation of our disclosure controls and procedures as of December 31, 2007 and March 31, 2008 to determine whether they were effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. Our principal executive officer and principal financial officer concluded, based on their review, that:

•  All stock options previously granted had been accounted for as if they were incentive stock options and the $100,000 limitation had not been considered when booking the quarterly compensation expense.

•  For employees that exercised their stock options and then subsequently sold the stock within a year, the information was not captured which was needed to calculate the appropriate tax deductions.

•  Deferred taxes were not calculated on the identified intangible assets acquired as part of the Availl, Inc. purchase.

Our evaluation was concluded in August 2008, after the filing of our 10-K for the 2007 fiscal year and after the filing of our 10-Q for the quarter ended March 31, 2008 but before the filing of our 10-Q for the quarter ended June 30, 2008. As a result of our evaluation, we concluded that our year end financial statements for 2007 and our first quarter financial statements for 2008 would require adjustments. The corrections were made before closing the second quarter books and prior to any public reporting of our financial results for that period.  The restatement will occur by the filing of a Form 10-K/A for our 2007 fiscal year, and a Form 10-Q/A for the three months ended March 31, 2008.  The correction to our controls and procedures was accomplished by the hiring of a new Certified Public Accountant to assist in the preparation of our quarterly and annual tax accrual calculation as well as the preparation of our corporate tax returns.

Based upon the corrective action taken, our restatement of our 2007 financial results through the filing of a report on Form 10-K/A, and our restatement of our financial results for the three months ending March 31, 2008 through the filing of a report of Form 10-Q/A and the fact that corrections were made to subsequent financial results prior to their public disclosure, our principal executive officer and principal financial officer were able to conclude that our financial statements for our 2007 fiscal year, as included in our report on Form 10-K, as amended, and the subsequent fiscal periods covered by our quarterly reports on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of GlobalSCAPE.

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

There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for improvements in the internal controls to strengthen the process of calculating and reporting of stock based compensation expense, and calculating and reporting deferred taxes all of which have been made as of the date of this report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

			Total Nmber of	Maximum
			Shares Purchased	Number of
			as Part of a	Shares that may
	Total Number	Average Price	Publicly	yet be
	of Shares	Paid Per	Announced Plan	Purchased
Period	Purchased	Share	(1)	Under the Plan

February, 2008	254,096	$3.6830	254,096	437,914	(2)
March, 2008	9,612	$3.5998	9,612	684,934	(3)

Total

(1)	On May 21, 2007, we announced a plan to purchase up to $3.0 million of our common stock. This plan terminated on May 20, 2008.
(2)	At February 29, 2008, there were 437,914 shares yet to be purchased based on the price of $3.52 per share on that date.
(3)	At March 31, 2008, there were 684,934 shares yet to be purchased based on the price of $2.20 per share on that date.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held in San Antonio, Texas on June 5, 2008 for the purpose of (1) electing one director for a three-year term and (2) ratifying the appointment of independent registered public accountants for 2008.  Proxies for the meeting were solicited pursuant to the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.  Results of the stockholder voting were as follows:

	Number of Shares
	For	Against	Abstaining/ Withheld	Broker Non- Votes
(1) Election of Directors David L. Mann	13,346,036	1,559,531	—	2,305,137
(2) Ratify the appointment of independent registered public accountants for 2008	14,531,544	81,639	292,383	2,305,138

Item 6.

Exhibits

(a)	Exhibits

31.1 Certificate pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

August 19, 2008	By:	/s/ David L. Mann
Date	David L. Mann
President