Form 10-K/A
period 2007-12-31
GLOBALSCAPE INC
filed 2008-08-28
CIK 1112920

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

Explanatory Note:

GlobalSCAPE, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission on March 27, 2008 (“Original Form 10-K”), to amend Item 1A “Risk Factors,” Item 6 “Selected Financial Data,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), Item 8 “Financial Statements and Supplementary Data,” Item 9A “Controls and Procedures,” and Item 15 “Exhibits and Financial Statement Schedules.” Additionally, the Registrant added Note 12 regarding the restatement of the Registrant’s financial statements and revised Note 6.

As discussed in Note 1 to the Financial Statements, on August 15, 2008, GlobalSCAPE and its Board of Directors, after consultation with GlobalSCAPE’s independent registered public accounting firm, concluded that GlobalSCAPE would amend its Annual Report on Form 10-K for the year ended December 31, 2007 and restate its financial statements and financial information for the year ended December 31, 2007. The restatement adjustments correct federal income tax receivable, goodwill, deferred tax assets and liabilities, equity, and the income tax provision for the year ended December 31, 2007.  The errors wer caused by the Company’s failure to accurately identify incentive stock options an d track the sales of stock by its employees who had exercised options and subsequently sold shares of the Company’s common stock; and the Company’s failure to calculate deferred taxes on identified intangible assets acquired as part of the 2006 purchase of Availl, Inc.  The errors have been corrected.  As a result of the restatement federal income tax receivable has increased by $817,343, deferred tax assets have decreased by $360,588, equity increased by $502,438 and income tax provision has increased by $280,242 related to the correct calculation of the tax effect on the exercise of employee stock options and the subsequent sale of shares of stock. Goodwill and deferred tax liability increased by $1,796,320 and $1,750,637, respectively related to the correct calculation of deferred taxes on identified intangible assets related to the Availl acquisition.

For the convenience of the reader, this Form 10-K/A sets forth the Original Form 10-K, as amended hereby, in its entirety. However, this Form 10-K/A amends and restates only Items 1A, 6, 7, 8, 9A, and 15 of the Original Form 10-K, in each case solely as a result of and to reflect the adjustments discussed above and more fully in Note 1 of the accompanying financial statements, and no other information in the Original Form 10-K is amended hereby.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by GlobalSCAPE’s principal executive officer and principal financial officer are being filed with this Form 10-K/A as Exhibits 31.1, and 32.1. In addition, Exhibit 23.1 has been amended to contain a currently-dated consent of independent registered public accounting firms.

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

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem.  In selling our products, we rely primarily on click-wrap licenses that are not signed by licensees, and may be unenforceable under the laws of certain jurisdictions.  In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.  In addition, the number of patents applied for and granted for software inventions is increasing.  Consequently, there is a growing risk of third parties asserting patent claims against us. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking indemnification against such infringement or indicating that we may be required to obtain a license or royalty from such third parties.For more discussion on the risks associated with our intellectual property, you should read the information under “Risk Factors,” especially “Risks Related to Legal Uncertainty.”

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including GlobalSCAPE) file electronically with the SEC. The SEC’s web site is www.sec.gov.Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments filed with the Securities and Exchange Commission are available free of charge on our web site at www.globalscape.com in the Investor Relations section as soon as practicable after such reports are filed.  Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

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

Our financial results may be affected by non-cash and other accounting charges, including:

Amortization of intangible assets, including acquired product rights

Impairment of goodwill

Stock-based compensation expense

Restructuring charges

Impairment of long-lived assets

For example, in connection with our acquisition of Availl in 2006,  we have recorded approximately $5.2 million of acquired product rights and other intangible assets and $6.4 million of goodwill. We have recorded and will continue to record future amortization charges with respect to a portion of these intangible assets. In addition, we will evaluate our long-lived assets, including property and equipment, goodwill, acquired product rights, and other intangible assets, whenever events or circumstances occur which indicate that these assets might be impaired.

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

Statement of Operations Data:

	2003	2004	2005	2006	2007
Revenues:
Software product revenues	$4,734,105	$4,713,191	$6,096,045	$9,395,445	$14,826,197
Maintenance and support (net of deferred revenue)	113,014	217,469	582,570	1,578,236	3,534,144
Total revenues	4,847,119	4,930,660	6,678,615	10,973,681	18,360,341
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	532,910	371,242	279,964	468,515	250,439
Selling, general and administrative	3,613,759	3,456,598	3,986,047	6,142,299	10,049,430
Research and development	945,395	727,423	869,155	1,230,400	1,919,253
Depreciation and amortization	390,154	171,834	98,071	99,213	279,573
Total operating expenses	5,482,218	4,727,097	5,233,237	7,940,427	12,498,695
Income (loss) from operations	(635,099)	203,563	1,445,378	3,033,254	5,861,646
Interest expense, net	(5,016)	(1,651)	(620)	(128,362)	(34,893)
Interest income	—	—	10,685	60,639	95,808
Gain (loss) on sale of assets	(1,486)	—	1,242	619	365
Other income, net	—	—	—	—	2,269
Income (loss) before provision for income taxes	(641,601)	201,912	1,456,685	2,966,150	5,925,195
Total income tax provision (benefit)	1,400	1,489	9,981	1,003,618	2,282,928
Net income (loss)	$(643,001)	$200,423	$1,446,704	$1,962,532	$3,642,267
Net income (loss) per common share - basic	$(0.05)	$0.01	$0.10	$0.13	$0.21
Net income (loss) per common share - assuming dilution	$(0.05)	$0.01	$0.09	$0.12	$0.20

Balance Sheet Data:

	2003	2004	2005	2006	2007

Cash and cash equivalents	$342,433	$572,959	$2,029,473	$4,632,666	$5,214,479
Working capital	$19,203	$341,749	$1,741,354	$2,749,266	$5,073,507
Total assets	$918,278	$971,857	$2,901,671	$16,367,749	$20,361,858
Long term debt including capital lease obligations, less current portion	$—	$—	$—	$3,076,698	$—
Cash dividends per common share	$—	$—	$—	$—	$—

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

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from solid net profits from operations over the last fifteen consecutive quarters, including the quarter ended December 31, 2007.  At December 31, 2007, our net working capital position was $5.0 million, which consists of current assets less current liabilities. We had cash available of $5.2 million and we continue to generate cash in excess of our operational needs.  In addition, the Company has a $750,000 line of credit with Silicon Valley Bank which is unused at this time. We rely heavily on cash flows from operations to fund our business a a result of the profitable history of the company.

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

Net cash provided by operating activities was $1,549,636, $2,604,274 and $5,213,674 in 2005, 2006 and 2007, respectively.  This increase in cash for each year was generated from the profitable operations of our business. Some of the major non-cash items that were charged against net income over this period are depreciation and amortization, stock-based compensation and deferred revenues. While these items are expensed according to Generally Accepted Accounting Principles, the cash impact from these charges has occurred or will occur in other accounting periods and the difference reflects a positive impact on cash in the Consolidated Statements of Cash Flows. There is also a recurring timing difference between the time we record sales and the time we actually receive payment for those sales. The increase in Accounts Receivables during this period serve to negatively impact the cash from operations in the Consolidated Statements of Cash Flows, and the Deferred Revenues during this period serve to positively impact the cash from operations in those statements.

Our financing activities over the past three years have primarily related to funding the acquisition of Availl. In 2006, we used $7.6 million in cash to acquire Availl. The cash used to make this acquisition came from a $5 million term loan from Silicon Valley Bank. We repaid $400,000 of the loan in 2006 and $4.6 million in 2007 from the cash generated from our operations and a stock offering completed in November 2006. We have also sold stock through the exercise of employee stock options. We received cash from stock option exercises of $8,940, $28,968, and $681,656 for 2005, 2006, and 2007, respectively. We also used our own cash for the repurchase of treasury our common stock, in the amount of $527,558 in 2007.

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

See note 8 to the financial statements under the heading “Stock Options and Stock Based Compensation.”

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

Income Taxes

GlobalSCAPE accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.  GlobalSCAPE had a deferred tax asset of $51,983, $8,724, and $80,044 at December 31, 2005, 2006 and 2007, respectively

Statement of Financial Accounting Standards (SFAS) No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  After consideration of all of the evidence, both positive and negative, management determined that no allowance was considered necessary at December 31, 2005, 2006 or 2007.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

	2007	2006	$ Change	% Change
Software product revenues	$18,360,341	$10,973,681	$7,386,660	67.31%

Cost of revenues	250,439	468,515	(218,076)	(46.55)%
Selling, general and administrative	10,049,430	6,142,299	3,907,131	63.61%
Research and development expenses	1,919,253	1,230,400	688,853	55.99%
Depreciation and amortization	279,573	99,213	180,360	181.79%
Total operating expense	12,498,695	7,940,427	4,558,268	57.41%
Income from operations	5,861,646	3,033,254	2,828,392	93.25%
Other Income (expense)	63,549	(67,104)	130,653	(194.70)%
Income tax expense	2,282,928	1,003,618	1,279,310	127.47%
Net Income	$3,642,267	$1,962,532	$1,679,735	85.59%

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

Income Taxes.  The provision for state income taxes in 2006 was $3,533 and the provision for federal income taxes was $1,000,085 in 2006.  GlobalSCAPE’s effective income tax rate is 34.5% and differs from the federal rate primarily because of state taxes.  The provision for state income taxes in 2007 was $114,054 and the provision for federal income taxes was $2,168,874 in 2007.  GlobalSCAPE’s effective income tax rate is 38.5% and differs from the federal rate primarily because of prior period credits for EIE Exclusion, Research & Development and amended returns totaling $130,976.

Net Income.  In 2007, net income was primarily the result of continued growth in our Enhanced File Transfer product and our Secure FTP Server product, resulting in an increase in revenue, while we continued to control expenses. In addition, our 2007 income tax expense was reduced by taking advantage of Research & Development Credits and Extra-territorial Income Exclusion Credits for 2004, 2005, and 2006.  In 2007, we paid an additional $1,279,310 in income taxes and still increased net income by $1,679,735 over the prior year.  The increase in net income was the result of continued growth of sales of the Enhanced File Transfer and Secure FTP Server products.

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

As discussed in Note 12 to the financial statements, the Company restated certain amounts previously reported as of and for the year ended December 31, 2007.

PMB Helin Donovan, LLP

March 21, 2008 (August 28, 2008 as to Note 12 and the effects of the restatement)

Austin, Texas

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	As of December 31,
	2006	2007
		(Restated)
Assets
Current assets:
Cash and cash equivalents	$4,632,666	$5,214,479
Accounts receivable (net of allowance for doubtful accounts of $59,458 and $113,201 in 2006 and 2007, respectively)	1,592,846	2,232,927
Federal income tax receivable	73,525	940,327
Prepaid expenses	115,754	87,654
Total current assets	6,414,791	8,475,387

Fixed Assets, net	232,179	262,745
Intangible assets, net	—	5,071,640
Goodwill	9,653,059	6,392,075
Deferred tax asset	8,724	80,044
Other assets	58,996	79,967

Total assets	$16,367,749	$20,361,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$371,093	$329,817
Accrued expenses	377,940	742,946
Current portion of long term debt	1,539,455	—
Deferred revenue	1,377,037	2,329,117
Total current liabilities	3,665,525	3,401,880

Long-term liabilities, net of current portion	3,129,185	119,711
Deferred tax liability	—	1,750,637
Total Liabilities	6,794,710	5,272,228

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 16,490,146 and 17,432,352 shares outstanding at December 31, 2006 and 2007, respectively	16,490	17,432
Treasury Stock, 159,873 shares at December 31, 2007	—	(527,398)
Additional paid-in capital	6,363,520	8,764,300
Retained earnings	3,193,029	6,835,296
Total stockholders’ equity	9,573,039	15,089,630
Total liabilities and stockholders’ equity	$16,367,749	$20,361,858

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2005	2006	2007
			(Restated)
Operating revenues:
Software product revenues	$6,096,045	$9,395,445	$14,826,197
Maintenance and support (net of deferred revenues)	582,570	1,578,236	3,534,144
Total revenues	6,678,615	10,973,681	18,360,341

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	279,964	468,515	250,439
Selling, general and administrative expenses	3,986,047	6,142,299	10,049,430
Research and development expenses	869,155	1,230,400	1,919,253
Depreciation and amortization	98,071	99,213	279,573
Total operating expense	5,233,237	7,940,427	12,498,695
Income from operations	1,445,378	3,033,254	5,861,646

Other income (expense):
Interest expense	(620)	(128,362)	(34,893)
Interest income	10,685	60,639	95,808
Gain on sale of assets	1,242	619	365
Other income	—	—	2,269
Total other income (expense)	11,307	(67,104)	63,549
Income before income taxes	1,456,685	2,966,150	5,925,195
Total income tax provision	9,981	1,003,618	2,282,928
Net income	$1,446,704	$1,962,532	$3,642,267

Net income per common share — basic	$0.10	$0.13	$0.21

Net income per common share — assuming dilution	$0.09	$0.12	$0.20

Weighted average shares outstanding — basic	13,778,989	14,744,635	17,199,618

Weighted average shares outstanding — assuming dilution	15,442,524	16,160,839	18,289,157

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Stockholders’ Equity

			Additional		Retained
	Common Stock		paid in	Treasury	Earnings
	Shares	Amount	Capital	Stock	(Deficit)	Total
Balances at December 31, 2004	13,773,219	13,773	675,365		(216,207)	472,931

Net income	—	—	—	—	1,446,704	1,446,704

Exercise of Options	24,900	25	8,915		—	8,940
Balance at December 31, 2005	13,798,119	13,798	684,281		1,230,497	1,928,576

Net income	—	—	—	—	1,962,532	1,962,532

Stock Compensation (FAS123R)	—	—	497,895	—	—	497,895

Common shares and warrants issued for cash	1,352,000	1,352	3,153,716	—	—	3,155,068

Common shares issued in acquisition of Availl, Inc.	716,846	717	1,999,283	—	—	2,000,000

Exercise of Options	623,181	623	28,345	—	—	28,968
Balance at December 31, 2006	16,490,146	16,490	6,363,520		3,193,029	9,573,039

Net income	—	—	—	—	3,642,267	3,642,267

Stock Compensation (FAS123R)	—	—	937,546	—	—	937,546

Shares issued for net share settlement of warrants	35,000	35	(35)	—	—	—

Tax benefit from exercise of ISO stock options	—	—	782,680	—	—	782,680

Exercise of options	1,067,079	1,067	680,589	—	—	681,656

Treasury Stock	(159,873)	(160)	—	(527,398)	—	(527,558)

Balance at December 31, 2007 (Restated)	17,432,352	17,432	8,764,300	(527,398)	6,835,296	15,089,630

See accompanying notes.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

	For the Year ended December 31,
	2005	2006	2007
			(Restated)
Operating Activities:
Net income	$1,446,704	$1,962,532	$3,642,267
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	8,231	48,214	128,816
Depreciation and amortization	98,071	99,213	279,573
(Gain) on disposition of assets	(1,242)	(619)	(365)
Stock-based compensation	—	497,895	937,546
Deferred taxes	(51,983)	(27,780)	(117,003)
Changes in operating assets and liabilities:
Accounts receivable	(450,413)	(496,547)	(768,897)
Prepaid expenses	25,828	(178,921)	(56,022)
Other assets	269	6,579	(169,667)
Accounts payable	30,546	246,606	(41,276)
Accrued expenses	60,258	(46,968)	365,006
Deferred revenues	382,461	453,703	952,080
Other long-term liabilities	906	40,367	61,616
Net cash provided by operating activities	1,549,636	2,604,274	5,213,674
Investing Activities:
Proceeds from sale of property and equipment	1,242	619	365
Purchase of property and equipment	(103,304)	(150,926)	(175,779)
Purchase of Availl, Inc.	—	(7,776,932)	—
Cash acquired in purchase of Availl, Inc.	—	181,276	—
Net cash used in investing activities	(102,062)	(7,745,963)	(175,414)
Financing Activities:
Loan proceeds	—	5,000,000	—
Deferred loan costs	—	(38,484)	—
Repayments on loan	—	(400,670)	(4,610,545)
Proceeds from exercise of stock options	8,940	28,968	681,656
Purchase of treasury stock	—	—	(527,558)
Proceeds from the PIPE, net of issuance costs	—	3,155,068	—
Net cash provided by (used in) financing activities	8,940	7,744,882	(4,456,447)
Net increase in cash	1,456,514	2,603,193	581,813
Cash at beginning of period	572,959	2,029,473	4,632,666
Cash at end of period	$2,029,473	$4,632,666	$5,214,479
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest paid	$620	$89,323	$29,719
Income taxes paid	$1,065	$1,162,289	$2,414,094

Non-cash activities:
Tax benefit from exercise of ISO stock options included as an adjustment to additional paid in capital	$—	$—	$782,680
Deferred tax liability and goodwill resulting from reclass of intangible assets from goodwill	$—	$—	$1,796,320

See accompanying notes.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

December 31, 2006 and 2007 (Restated)

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

Principles of Consolidation

The consolidated financial statements include all subsidiaries.  All inter-company transactions and balances have been eliminated. Availl became a subsidiary on September 22, 2006; therefore the consolidated financial statements only include Availl’s financial results and activities from the date of acquisition.

As discussed in Note 12 below, on August 15, 2008, GlobalSCAPE and its Board of Directors, after consultation with GlobalSCAPE’s independent registered public accounting firm, concluded that GlobalSCAPE would restate its financial statements and financial information for the year ended December 31, 2007.

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

As of December 31, 2007, the Company had cash and cash equivalents of $5.2 million and had net working capital of $5.0 million. Management believes this level of working capital, together with availability under the Company’s revolving credit facility with Silicon Valley Bank and the excess cash generated by the profitable operation of the business, is adequate to finance the Company’s current level of operations.

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

Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.  The liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated. GlobalSCAPE had a deferred tax asset of $51,983,  $8,724 and $80,044 at December 31, 2005, 2006 and 2007 respectively.

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

Refer to Note 8 - Stock Options and Stock Based Compensation for additional disclosures regarding our stock compensation programs.

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

Goodwill

As of December 31, 2006 and 2007, GlobalSCAPE had goodwill in the amount of $9,653,059 and $6,392,075, respectively, associated with the acquisition of Availl.  This acquisition was accounted for using the purchase method of accounting. See Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. There was no goodwill as of December 31, 2005.

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

	Year ended December 31,
	2005 (1)	2006 (2)	2007 (3)
Numerators
Numerator for basic and diluted earnings per share:
Net income	$1,446,704	$1,962,532	$3,642,267
Denominators
Denominators for basic earnings per share:
Weighed average shares outstanding – Basic	13,778,989	14,744,635	17,199,618
Dilutive potential common shares:
Stock options	1,663,535	1,416,204	834,493
Warrants	—	—	255,046
Denominator for dilutive earnings per share	15,442,524	16,160,839	18,289,157
Net income per common share	$0.10	$0.13	$0.21
Net income per commons share – assuming dilution	$0.09	$0.12	$0.20

(1)	For the year ended December 31, 2005, all options have been included in dilutive shares.

(2)	For the year ended December 31, 2006, 100,000 options and 1,352,000 warrants have not been included in dilutive shares as the effect would be anti-dilutive.

(3)	For the year ended December 31, 2007, all options and warrants have been included in dilutive shares and 241,000 options have not been included in dilutive shares as the effect would be anti-dilutive.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“Statement No. 159”). Statement No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of Statement No. 159 on its financial position, results of operations and cash flows.

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

A summary of the purchase price allocation is as follows:

Availl
Purchase price –
Cash paid	$7,650,000
Stock issued	2,000,000
Legal and other acquisition costs	126,931
Acquisition costs	9,776,931
Net fair value of tangible assets acquired and liabilities assumed	(123,872)

Excess of cost over net fair value of tangible assets acquired	9,653,059
Purchase price adjustment in 2007	148,696
Adjusted access of cost over fair value of tangible assets acquired and liabilities assumed	9,801,755

Software acquired	5,000,000
Customer list acquired	180,000
Patent acquired	26,000
Deferred tax liability related to intangible assets	1,796,320

Goodwill at December 31, 2007	$6,392,075

The net fair value of assets acquired and liabilities assumed of Availl at the acquisition date was as follows:

Cash	$191,276
Accounts receivable, net	553,798
Fixed Assets	26,411
Other Assets	13,555

Accounts payable and accrued expenses	(226,719)
Deferred tax liability	(71,693)
Deferred revenue	(362,756)

Net fair value of assets acquired and liabilities assumed	$123,872

Intangible assets represent amounts acquired in the acquisition of Availl, Inc. as consist of the following as of December 31, 2007:

	Gross Carrying	Accumulated
	Amount	Amortization	Life (Years)
Amortized intangible assets:
Software acquired	$5,000,000	$125,000	10
Customer list acquired	180,000	9,000	5
Patent acquired	26,000	360	18
Total	$5,206,000	$134,360

Estimated Amortization Expense
For Year-ended 12/31/2008		$537,444
For Year-ended 12/31/2009		537,444
For Year-ended 12/31/2010		537,444
For Year-ended 12/31/2011		537,444
For Year-ended 12/31/2012		528,444
Thereafter		2,393,420
Total		$5,071,640

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

6.             Income Taxes

The provision for income taxes on income before income taxes consists of:

	Federal	State	Total
2005
Current	$9,981	$—	$9,981
Deferred	—	—
Total	$9,981	$—	$9,981

2006
Current	$1,000,085	$3,533	$1,003,618
Deferred	—	—	—
Total	$1,000,085	$3,533	$1,003,618

2007
Current	$1,853,968	$114,054	$1,968,022
Deferred	314,905	—	314,905
Total	$2,168,873	$114,054	$2,282,928

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2005	2006	2007
Deferred tax liabilities:
Cash method to accrual adjustment	$—	$(91,884)	$(45,942)
Intangible assets	—	—	(1,750,637)
Depreciation	—	—	(3,427)
Total deferred tax liabilities	$—	$(91,884)	$(1,800,006)

Deferred tax assets:
Accrued expenses	14,828	20,326	34,587
Allowance for doubtful accounts	4,173	20,216	38,488
Deferred compensation	4,121	17,846	56,338
Depreciation and amortization	28,861	7,491	—
Net operating loss carryforwards	—	34,729	—
Total deferred tax assets	51,983	100,608	129,413
Valuation allowance for deferred tax assets	—	—	—
Net deferred tax liabilities	$51,983	$8,724	$1,670,593

The net deferred income tax liability is classified in the balance sheets as follows:

	2005	2006	2007

Current assets	$51,983	$8,724	$80,044
Long term liabilities	—	—	(1,750,637)

A reconciliation of income tax expense and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	2005	2006	2007
Taxes computed at federal statutory rate	$494,911	$1,007,289	$2,014,564

Increases in taxes resulting from:
State taxes, net of federal benefit	703	2,333	75,276
Other non-deductible expenses	5,653	2,142	19,715
Change in valuation allowance	(484,853)	—	—
Research & Development Credit		(10,000)	17,167
Amortization of intangible Assets	—	—	45,683
Prior period adjustment for EIE Exclusion, Research & Development Credit and Amended Tax Returns	—	—	(130,976)
Stock based compensation	—	—	325,925
Other	(6,433)	1,854	(38,743)
Total	$9,981	$1,003,618	$2,282,928

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

10.          Quarterly Financial Information (unaudited)

	Fiscal Year 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$2,414,923	$2,445,327	$2,603,236	$3,510,195
Total operating expenses	$1,605,516	$1,723,395	$1,792,007	$2,819,509
Other Income (expense)	$14,352	$22,902	$21,412	$(125,770)
Net income (loss) before provision for income taxes	$823,759	$744,834	$832,641	$564,916
Net income (loss)	$548,932	$500,056	$538,085	$375,459

Net income (loss) per share:
Basic	$0.04	$0.03	$0.04	$0.02
Diluted	$0.03	$0.03	$0.03	$0.02
Weighted average shares outstanding:
Basic	14,284,348	14,379,061	14,484,319	15,821,575
Diluted	15,971,013	15,081,666	15,891,298	17,251,219

	Fiscal Year 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$3,623,147	$6,418,025	$3,900,300	$4,418,869
Total operating expenses	$2,826,217	$3,233,719	$3,098,065	$3,304,351
Other Income (expense)	$(62,902)	$9,743	$41,540	$38,823
Net income before provision for income taxes	$734,028	$3,194,049	$843,775	$1,153,341
Net income (loss)	$473,214	$2,114,876	$702,875	$351,300

Net income (loss) per share:
Basic	$0.03	$0.12	$0.04	$0.02
Diluted	$0.03	$0.12	$0.04	$0.02
Weighted average shares outstanding:
Basic	17,183,552	17,204,922	17,161,519	17,293,946
Diluted	17,972,115	18,036,354	18,108,829	18,872,912

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

12.          Restatement of Financial Statements

The Company has restated its 2007 financial statements from the amounts previously reported by the filing this amended Annual Report on Form 10-K. The restatements include adjustments (a) to record a deferred tax liability, (b) to decrease previously recorded deferred tax assets (c) adjust income taxes and (d) adjust additional paid in capital. Following is a summary of the restatement adjustments:

	As		As
	Reported	Adjustments	Restated
2007 Summary Balance Sheet
Current Assets	$7,658,044	817,343	$8,475,387
Property and equipment (net)	262,745	—	262,745
Intangible assets, net	5,071,640	—	5,071,640
Goodwill	4,595,755	1,796,320	6,392,075
Deferred tax asset	440,632	(360,588)	80,044
Other assets	79,967	—	79,967
Total Assets	$18,108,783	$2,253,075	$20,361,858

Current Liabilities:
Accounts payable	$329,817	—	$329,817
Accrued expenses	742,946	—	742,946
Deferred revenue	2,329,117	—	2,329,117
Total current liabilities	3,401,880	—	3,401,880
Long-term liabilities	119,711	—	119,711
Deferred tax liability	—	1,750,637	1,750,637
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	17,432	—	17,432
Treasury stock	(527,398)	—	(527,398)
Additional paid in capital	7,981,620	782,680	8,764,300
Retained earnings	7,115,538	(280,242)	6,835,296
Total liabilities and stockholders’ equity	$18,108,783	$2,253,075	$20,361,858

	As		As
	Reported	Adjustments	Restated
2007 Summary Consolidated Statement of Operations
Software Product Revenues	$14,826,197	$—	$14,826,197
Maintenance and support (net of deferred revenues)	3,534,144	—	3,534,144
Total Revenues	18,360,341		18,360,341
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown seperately below)	250,439	—	250,439
Selling, general and administrative expenses	10,049,430	—	10,049,430
Research and development expenses	1,919,253	—	1,919,253
Depreciation and amortization	279,573	—	279,573
Total operating expenses	12,498,695		12,498,695
Income from operations	5,861,646		5,861,646
Other income (expense)	63,549	—	63,549
Income before income taxes	5,925,195		5,925,195
Income tax provision	2,002,686	280,242	2,282,928
Net Income	$3,922,509	$(280,242)	$3,642,267

Basic per common share	$0.23		$0.21
Diluted per common share	$0.21		$0.20

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A (T).          Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

During a test by our independent auditors, PMB Helin Donovan, L.L.P., the independent auditors noted some inconsistencies in the method that was used to account for stock option compensation expense which had been prepared by a third party firm hired to help us prepare our federal income tax return.  The Company decided that in order to thoroughly investigate the matter it should hire a new independent tax preparation firm to assist in the investigation of the proper treatment of stock based compensation.  In addition, as part of the engagement the new firm was tasked with reviewing the entire tax provision calculation appearing in the Company’s financial statements.  The new tax firm discovered that stock based compensation expense had previously not been treated properly for tax purposes and also that appropriate deferred tax balances had not been established for the intangible assets acquired with Availl.  Based upon these discoveries, we evaluated the design and operation of our disclosure controls and procedures as of December 31, 2007 to determine whether they were effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission.  Management, including our principal executive officer, supervised and participated in the evaluation.  Our principal executive officer and principal financial officer concluded based on their review that:

•      We had previously not treated the recorded stock compensation expense as a permanent difference when reconciling book income with taxable income which would have increased our income tax expense.

•      We had previously not taken the appropriate deductions allowed when an employee exercised his or her stock options and then subsequently sold the shares of stock.

•      The appropriate deferred tax liabilities were not calculated and booked at the time of the Availl acquisition in 2006.

Our review was concluded in August 2008, after the filing of our 10-K for the 2007 fiscal year and after the filing of our 10-Q for the quarter ended March 31, 2008 but before the filing of our 10-Q for the quarter ended June 30, 2008.  As a result of our evaluation, we concluded that our yearend financial statements for 2007 would require approximately a $2.2 million increase in total assets in our balance sheet and an increase in the income tax provision of approximately $280,000 on our income statement.  Following discussions regarding the matter with our independent auditors and our audit committee the amounts of the adjustment were deemed to be material based on quantitative factors by our independent auditors, but were not deemed to be material based on qualitative factors.  However, in order to provide the utmost transparency with respect to our financial statements we decided to restate voluntarily our financial results for the year ended December 31, 2007.

Subsequent to the end of the second quarter of 2008, we also corrected our controls and procedures.  The correction to our controls and procedures was accomplished by hiring a new third party firm to assist in the preparation of our federal income tax returns as well as a more thorough review of the tax schedules by internal accounting staff.  Additional procedures have also been added to keep track of when employees exercise their stock options and when and if they subsequently sell the stock within a year of exercise.

Based upon the corrective action taken, our restatement of our 2007 financial results through the filing of a report on Form 10-K/A, and the fact that corrections were made to subsequent financial results prior to their public disclosure, our principal executive officer and principal financial officer were able to conclude that our financial statements for our year ended December 31, 2007, as included in our report on Form 10-K, as amended, and the subsequent fiscal periods covered by our quarterly reports on Form 10-Q, as amended, fairly present in all material respects the financial condition, results of operations and cash flows of GlobalSCAPE.

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e)and 15d-15(e)) and concluded that the disclosure controls and procedures, as corrected in connection with the review discussed above, were effective and designed to ensure that material information relating to GlobalSCAPE which is required to be included in our periodic Securities and Exchange Commission filings would be made known to them by others within those entities.  There were no changes in our internal controls over financial reporting during the period covered by this report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for improvements in the internal controls to strengthen the process of calculating and reporting deferred taxes and stock compensation expense.

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

There were no changes in our internal control over financial reporting, other than those mentioned above, during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

David L. Mann

President

GlobalSCAPE, Inc.

4500 Lockhill-Selma, Suite 150

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

*10.20	Form of Employment Agreement for Executive Officers at Vice President-level and above (Previously filed as Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2008).

14.1	Code of Ethics (Previously filed as Exhibit 14.1 to Form 10-K filed March 27, 2008)

23.1	Consent of PMB Helin Donovan, LLP (filed herewith).

31.1	Rule 13a-14(a)/15d — 14(a) Certification of David L. Mann, President (filed herewith).

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith).

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on August 28, 2008.

GlobalSCAPE, Inc.

By:	/s/ David L. Mann
David L. Mann
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 28, 2008.

Signature	Title

/s/ Thomas W. Brown	Chairman of the Board and Director
Thomas W. Brown

/s/ Charles R. Poole	Director
Charles R. Poole

/s/ David L. Mann	President and Director (Principal Executive Officer
David L. Mann	and Principal Financial Officer)

/s/ Phillip M. Renfro	Director
Phillip M. Renfro

/s/ Frank M. Morgan	Director
Frank M. Morgan