Form 10-Q/A
period 2008-03-31
GLOBALSCAPE INC
filed 2008-08-28
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment is being filed to effectuate the restatement previously announced in the Current Report on Form 8-K filed on August 18, 2008 as amended by the Current Report on Form 8-K/A filed on August 26, 2008.  As a result of the restatement federal income tax receivable has increased by $809,774, deferred tax assets have decreased by $480,511, and equity increased by $478,960 related to the correct calculation of the tax effect on the exercise of employee stock options and the subsequent sale of shares of stock. Goodwill and deferred tax liability increased by $1,796,320 related to the correct calculation of deferred taxes on identified intangible assets related to the Availl acquisition.  These changes are reflected in Part I Item 1 Financial Statements and Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.  In addition, Part I, Item 4T Controls and Procedures has also been amended.  No other portions of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 originally filed on May 15, 2008 (the “Original Filing”) have been amended.

For convenience, we have repeated the entire text of the Original Filing, as amended by this amendment.  This amendment speaks as of the filing date of the Original Filing and reflects the changes discussed above.  No other information included in the Original Filing has been modified or updated in any way.

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

Part I. Financial Information

Item1. Financial Statements

GlobalSCAPE, Inc.

Consolidated Balance Sheets

	December 31,	March 31,
	2007	2008
	(Restated)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,214,479	$5,622,832
Accounts receivable (net of allowance for doubtful accounts of $113,201 and $168,368 on December 31, 2007 and March 31, 2008, respectively)	2,232,927	1,573,197
Federal income tax receivable	940,327	650,552
Prepaid expenses	87,654	72,438
Total current assets	8,475,387	7,919,019

Fixed assets, net	262,745	361,616
Intangible assets, net	5,071,640	4,937,278
Goodwill	6,392,075	6,392,075
Deferred tax asset	80,044	87,682
Other assets	79,967	79,967

Total assets	$20,361,858	$19,777,637

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$329,817	$382,416
Accrued expenses	742,946	673,936
Deferred revenue	2,329,117	2,377,593
Deferred compensation	—	141,596
Total current liabilities	3,401,880	3,575,541

Long-term liabilities, net of current portion	119,711	—

Deferred tax liability	1,750,637	1,645,189

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,432,352 and 17,184,584 shares outstanding at December 31, 2007 and March 31, 2008, respectively	17,432	17,184
Treasury Stock, 159,873 and 423,581 shares at December 31, 2007 and March 31, 2008, respectively	(527,398)	(1,505,516)
Additional paid-in capital	8,764,300	9,058,010
Retained earnings	6,835,296	6,987,229
Total stockholders’ equity	15,089,630	14,556,907
Total liabilities and stockholders’ equity	$20,361,858	$19,777,637

See accompanying notes.

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended March 31,
	2007	2008

Operating Revenues:
Software product revenues	$2,946,822	$2,889,058
Maintenance and support (net of deferred revenues)	676,325	1,166,761
Total Revenues	3,623,147	4,055,819

Operating Expenses:
Cost of revenues	58,942	30,025
Selling, general and administrative expenses	2,298,146	2,981,809
Research and development expenses	437,544	543,270
Depreciation and amortization	31,585	174,019
Total operating expenses	2,826,217	3,729,123
Income from operations	796,930	326,696
Other income (expense)	(62,902)	30,310
Income before income taxes	734,028	357,007
Provision for income taxes	260,814	205,074
Net Income	$473,214	$151,933

Net income per common share - basic	$0.03	$0.01
Net income per common share - assuming dilution	$0.03	$0.01
Average shares outstanding:
Basic	17,138,780	17,322,827
Diluted	17,950,681	18,099,028

See accompanying notes.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2007	2008
Operating Activities:
Net income	$473,214	$151,933
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(11,995)	56,387
Depreciation and amortization	31,585	174,021
Amortization of deferred loan costs	36,345	—
(Gain) loss on disposition of assets	—	(234)
Stock-based compensation	223,347	287,126
Deferred taxes	(102,474)	(113,086)
Changes in operating assets and liabilities:
Accounts receivable	(3,571)	603,343
Prepaid expenses	(627)	304,990
Accounts payable	(103,289)	52,599
Accrued expenses	21,842	(69,010)
Federal income tax payable	338,591	—
Deferred revenues	165,191	48,476
Deferred compensation	13,670	21,885
Other long-term liabilities	(3,130)	—
Net cash provided by operating activities	1,078,699	1,518,431
Investing Activities:
Proceeds from sale of property and equipment	—	234
Purchase of property and equipment	(72,428)	(138,530)
Net cash used in investing activities	(72,428)	(138,296)
Financing Activities:
Loan payments	(4,610,212)	—
Proceeds from exercise of stock options	326,758	6,600
Purchase of treasury stock		(978,382)
Net cash used in financing activities	(4,283,454)	(971,782)
Net increase (decrease) in cash	(3,277,183)	408,353
Cash at beginning of period	4,632,666	5,214,479
Cash at end of period	$1,355,483	$5,622,832

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$29,929	$1,683
Income taxes paid	$14,132	$10,000

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

On September 22, 2006, GlobalSCAPE acquired one hundred percent (100%) of the issued and outstanding capital stock of Availl Inc. a privately held corporation based in Andover, Mass, pursuant to an Agreement and Plan of Merger with Availl and its stockholders.  Availl operated as a wholly-owned subsidiary of GlobalSCAPE, Inc. through the end of 2007.

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

8.                                      Goodwill and Intangible Assets

As of March 31, 2008, GlobalSCAPE had goodwill in the amount of $6.4 million associated with the acquisition of Availl.  This acquisition was accounted for using the purchase method of accounting. See Acquisitions note for a description of the acquisition. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise.

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

	Three months ended March 31, 2007	Three months ended March 31, 2008
Expected volatility	98.00%	99.00%
Expected annual dividend yield	0.00%	0.00%
Risk free rate of return	4.67%	2.96%
Expected option term (years)	6.010	6.005

The following table summarizes information about stock option activity for the three months ended March 31, 2008:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2007	1,734,528	$1.94	7.64	$6.17
Granted	262,500	3.91
Exercised	15,940	0.41
Lapsed or canceled	7,834	0.36
Outstanding at March 31, 2008	1,973,254	$2.22	7.69	$1.36

Exercisable at March 31, 2008	772,831	$1.04	6.63	$1.35

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

	Three months ended March 31,
	2007	2008
Numerators
Numerators for basic and diluted earnings per share:
Net income	$473,214	$151,933

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	17,138,780	17,322,827

Dilutive potential common shares
Stock options (1)	811,901	725,786
Common stock warrants (2)	—	50,415
Denominator for dilutive earnings per share	17,950,681	18,099,028
Net income per common share	$0.03	$0.01
Net income per common share – assuming dilution	$0.03	$0.01

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

	As		As
	Reported	Adjustments	Restated
2007 Summary Balance Sheet
Current Assets	$7,658,044	817,343	$8,475,387
Property and equipment (net)	262,745	—	262,745
Intangible assets, net	5,071,640	—	5,071,640
Goodwill	4,595,755	1,796,320	6,392,075
Deferred tax asset	440,632	(360,588)	80,044
Other assets	79,967	—	79,967
Total Assets	$18,108,783	$2,253,075	$20,361,858

Current Liabilities:
Accounts payable	$329,817	—	$329,817
Accrued expenses	742,946	—	742,946
Deferred revenue	2,329,117	—	2,329,117
Total current liabilities	3,401,880	—	3,401,880
Long-term liabilities	119,711	—	119,711
Deferred tax liability	—	1,750,637	1,750,637
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	17,432	—	17,432
Treasury stock	(527,398)	—	(527,398)
Additional paid in capital	7,981,620	782,680	8,764,300
Retained earnings	7,115,538	(280,242)	6,835,296
Total liabilities and stockholders’ equity	$18,108,783	$2,253,075	$20,361,858

	As		As
	Reported	Adjustments	Restated
2007 Summary Consolidated Statement of Operations
Software Product Revenues	$14,826,197	$—	$14,826,197
Maintenance and support (net of deferred revenues)	3,534,144	—	3,534,144
Total Revenues	18,360,341		18,360,341
Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	250,439	—	250,439
Selling, general and administrative expenses	10,049,430	—	10,049,430
Research and development expenses	1,919,253	—	1,919,253
Depreciation and amortization	279,573	—	279,573
Total operating expenses	12,498,695		12,498,695
Income from operations	5,861,646		5,861,646
Other income (expense)	63,549	—	63,549
Income before income taxes	5,925,195		5,925,195
Income tax provision	2,002,686	280,242	2,282,928
Net Income	$3,922,509	$(280,242)	$3,642,267

Basic per common share	$0.23		$0.21
Diluted per common share	$0.21		$0.20

The Company has also restated its financial statements for the quarter ended March 31, 2008 from the amounts previously reported by the filing of this form 10-Q/A Number 1.  As a result of the restatement, federal income tax receivable has increased by $809,774, deferred tax assets have decreased by $480,511, and equity increased by $478,960 related to the correct calculation of the tax effect on the exercise of employee stock options and the subsequent sale of shares of stock. Goodwill and deferred tax liability increased by $1,796,320 related to the correct calculation of deferred taxes on identified intangible assets related to the Availl acquisition.

	As Reported	Adjustments	As Restated
Quarter ended March 31, 2008 Summary Balance Sheet
Current Assets	$7,268,467	809,774	$8,078,241
Property and equipment (net)	361,616		361,616
Goodwill	4,595,755	1,796,320	6,392,075
Deferred tax asset	568,193	(480,511)	87,682
Other assets	5,017,245		5,017,245
Total Assets	$17,811,276	$2,125,583	$19,936,859

Current Liabilities:
Accounts payable	$382,416		$382,416
Accrued expenses	672,502	1,434	673,936
Federal income tax payable	159,222		159,222
Deferred revenue	2,377,593		2,377,593
Deferred compensation	141,596		141,596
Total current liabilities	3,733,329		3,734,763
Deferred tax liability		1,645,189	1,645,189
Stockholders’ equity:
Preferred stock
Common stock	17,184		17,184
Treasury stock	(1,505,516)		(1,505,516)
Additional paid in capital	8,275,330	782,680	9,058,010
Retained earnings	7,290,949	(303,720)	6,987,229
Total liabilities and stockholders’ equity	$17,811,276	$2,125,583	$19,936,859

	As Reported	Adjustments	As Restated
Quarter ended March 31, 2008 Summary Consolidated Statement of Operations
Software Product Revenues	$2,889,058		$2,889,058
Maintenance and support (net of deferred revenues)	1,166,761		1,166,761
Total Revenues	4,055,819		4,055,819
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	30,025		30,025
Selling, general and administrative expenses	2,981,809		2,981,809
Research and development expenses	543,270		543,270
Depreciation and amortization	174,019		174,019
Total operating expenses	3,729,123		3,729,123
Income from operations	326,696		326,696
Other income (expense)	30,310		30,310
Income before income taxes	357,007		357,007
Income tax provision	181,596	23,478	205,074
Net Income	$175,411	$(23,478)	$151,933

Basic per common share	$0.01		$0.01
Diluted per common share	$0.01		$0.01

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future.  We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K/A and other documents filed with the Securities and Exchange Commission.  GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

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

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from solid net profits from operations over the last sixteen consecutive quarters, including the quarter ended March 31, 2008.  At March 31, 2008, our net working capital position was $4.3 million, which consists of current assets less current liabilities. We had cash available of $5.6 million and we continue to generate cash in excess of our operational needs.  In addition, the Company has a $750,000 line of credit with Silicon Valley Bank which is unused at this time. We rely heavily on cash flows from operations to fund our business as a result of the profitable history of the company.

Net cash used in investing activities for the three months ended March 31, 2007 and 2008 was $72,428 and $138,296, respectively.  In both periods, the cash used in investing activity was primarily for the purchase of computer equipment and software. Our capital requirements principally relate to our need to enhance our existing products and to develop new products, which primarily consist of research and development expenses and expenses for people and the elements that support their work. By comparison, we do not spend large sums on capital equipment. Capital expenditures will be higher in 2008 as a result of the planned move to new office space.

Our total revenues increased 12% in the three months ending March 31, 2008 when compared to the same period in 2007. The principal drivers of our sales are the enterprise level server products for MFT, which are EFT Server and SecureFTP Server. These products accounted for 71% of our sales in the three months ending March 31, 2008. Prior to 2006, we were largely dependent upon sales of CuteFTP Home and CuteFTP Professional, which accounted for 51% of our revenue in the year-ended December 31, 2005, and represented larger percentages of sales in earlier years. The actual sales of these products have remained relatively flat over the three years ended December 31, 2007 while becoming an increasingly smaller portion of our total revenue. In the first quarter of 2007 and 2008, sales of these products represented approximately 24.2% and 21.9 % of our total revenues, respectively

 Since our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline, our cash flow from operations will also decline.  If sales decline or if our liquidity is otherwise under duress, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We also have $750,000 of availability under our revolving line of credit and, if necessary, we may also sell equity securities or enter into other credit arrangements in order to finance future acquisitions or licensing activities.

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

Our financing activities in the prior two years have primarily related to funding the acquisition of Availl. In 2006, we used $7.6 million in cash to acquire Availl. The cash used to make this acquisition came from a $5 million term loan from Silicon Valley Bank. The combination of cash generated from our operations and the stock offering completed in November 2006 allowed repayment of $400,000 of the loan in 2006 and $4.6 million in the three months ended March 31, 2007. We have also sold stock through the exercise of employee stock options. We received cash from stock option exercises of $326,758 and $6,600 for the periods ended March 31, 2007 and 2008, respectively. In the three month period ended March 31, 2008 cash was used in the repurchase of $978,382 of treasury stock.

Net cash used in financing activities during the three months ended March 31, 2007 and 2008 were $4,283,454 and $971,782 respectively. In 2007, the decrease in cash from financing activities was primarily the result of the payoff of the term loan with Silicon Valley Bank. In 2008, the decrease resulted through the use of cash in the purchase of shares of our common stock under our share purchase program.

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

The loan agreement also contains customary events of default including the failure to make payments of principal and interests, the breach of principal and interests, the breach of any covenants, the occurrence of a material adverse change, certain bankruptcy and insolvency events, the breach of other agreements creating indebtedness of $50,000 or more and the entry of a judgment of $50,000 or more against GlobalSCAPE or any of its subsidiaries.  At March 31, 2008, we were in compliance with these covenants.

As of March 31, 2008, we had $5.6 million in cash and cash equivalents, total current assets of $7.9 million and current liabilities of $3.6 million, resulting in working capital of $4.3 million. The primary component of current liabilities at March 31, 2008 was $2.4 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts.  At March 31, 2008, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, and trade accounts payable.   The commitments related to royalty agreements are contingent on sales volumes.  We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. We have recently moved to new corporate offices in San Antonio, and we anticipate spending approximately $500,000 toward equipment, furniture, fixtures, and leasehold improvements in the second quarter of 2008 due to this move.

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

Critical Accounting Policies

Except as set forth below, there were no other changes in our critical accounting policies from those set forth in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 during the three months ended March 31, 2008.

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

Comparison of the Three Months ended March 31, 2007 and 2008

	2007	2008	$ Change	% Change

Software product revenues	$3,623,147	$4,055,819	$432,672	11.9%

Cost of revenues	58,942	30,025	(28,917)	(49.1)%
Selling, general and administrative expenses	2,298,146	2,981,809	683,663	29.8%

Research and development expenses	437,544	543,270	105,726	24.2%

Depreciation and amortization	31,585	174,019	142,434	451.0%
Total operating expense	2,826,217	3,729,123	902,906	32.0%

Income (loss) from operations	796,930	326,696	(470,234)	(59.0)%

Other Income (expense)	(62,902)	30,310	93,212	(148.2)%

Income tax expense	260,814	205,074	(55,740)	(21.4)%
Net income (loss)	$473,214	$151,933	$(321,281)	(67.9)%

Cost of Sales % of Sales	1.6%	0.7%

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

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Quarter ending March 31,
Product	2007		2008

Enhanced File Transfer	$1,244,114	34.3%	$1,736,024	42.8%
SecureFTP Server	741,889	20.5%	862,191	21.3%
CuteFTP Professional	562,877	15.5%	546,031	13.5%
CuteFTP Home	315,372	8.7%	249,104	6.1%
WAFS	714,930	19.7%	611,431	15.1%
CDP	81,444	2.2%	14,066	0.3%
All Others	127,711	3.5%	85,448	2.1%
Deferred Revenue adjustment	(165,190)	(4.6)%	(48,476)	(1.2)%
Total Operating Revenues	$3,623,147	100.0%	$4,055,819%	100.0%

Maintenance and support (net of deferred revenues)	$676,325	17.9%	$1,166,761	28.4%

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

Income Taxes.  Increased revenue of $432,000, increased operating expense of $903,000, and increased other income of $93,000 yielded approximately $377,000 less taxable income. The provision for federal income taxes for the quarter ended March 31, 2007 and 2008 was $236,000 and $178,000, respectively, a decrease of $58,000.

Beginning January 1, 2007, the state of Texas imposed a new margin tax equal to 1% of the Company’s revenue less compensation expense (based on Texas source income).  In the three months ended March 31, 2007 and 2008 the combined Margin Tax and Massachusetts State Income Tax was $24,480 and $26,950, respectively.

Net Income.  GlobalSCAPE recorded net income of $473,000 and $152,000 for the three months ended March 31, 2007 and 2008, respectively.  The $321,000 decrease in net income was the result of increased expenses associated with building the infra-structure required to sustain future growth.

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

Item 4T.  Controls and Procedures

 During a test by our independent auditors, PMB Helin Donovan, L.L.P., the independent auditors noted some inconsistencies in the method that was used to account for stock option compensation expense which had been prepared by a third party firm hired to help us prepare our federal income tax return.  The Company decided that in order to thoroughly investigate the matter it should hire a new independent tax preparation firm to assist in the investigation of the proper treatment of stock based compensation.  In addition, as part of the engagement the new firm was tasked with reviewing the entire tax provision calculation appearing in the Company’s financial statements.  The new tax firm discovered that stock based compensation expense had previously not been treated properly for tax purposes and also that appropriate deferred tax balances had not been established for the intangible assets acquired with Availl.  Based upon these discoveries, we evaluated the design and operation of our disclosure controls and procedures as of March 31, 2008 to determine whether they were effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission.  Management, including our principal executive officer, supervised and participated in the evaluation.  Our principal executive officer and principal financial officer concluded based on their review that:

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

Our review was concluded in August 2008, after the filing of our 10-K for the 2007 fiscal year and after the filing of our 10-Q for the quarter ended March 31, 2008 but before the filing of our 10-Q for the quarter ended June 30, 2008.  As a result of our evaluation, we concluded that our first quarter financial statements for 2008 would require approximately a $2.1 million increase in total assets in our balance sheet and an increase in the income tax provision of approximately $23,000 on our income statement.  Following discussions regarding the matter with our independent auditors and our audit committee the amounts of the adjustment were deemed to be material based on quantitative factors by our independent auditors, but were not deemed to be material based on qualitative factors.  However, in order to provide the utmost transparency with respect to our financial statements we decided to restate voluntarily our financial results for the quarter ended March 31, 2008.

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

Based upon the corrective action taken, our restatement of our 2007 financial results through the filing of a report on Form 10-K/A, and the fact that corrections were made to subsequent financial results prior to their public disclosure, our principal executive officer and principal financial officer were able to conclude that our financial statements for our quarter ended March 31, 2008, as included in our report on Form 10-Q, as amended, and the subsequent fiscal periods covered by our quarterly reports on Form 10-Q fairly present in all material respects the financial condition, results of operations and cash flows of GlobalSCAPE.

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

Item 1A.  Risk Factors.

                  In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K, as amended, are not the only risks facing GlobalSCAPE.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

GLOBALSCAPE, INC.

August 28, 2008	By:	/s/ David L. Mann
Date		David L. Mann
President