Form 10-Q
period 2008-09-30
GLOBALSCAPE INC
filed 2008-11-13
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not mark if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐  Yes    ☒  No

As of November 11, 2008, there were 17,227,369 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2008

GlobalSCAPE® and CuteFTP Pro® are registered trademarks of GlobalSCAPE, Inc. CuteFTP, GlobalSCAPE Secure FTP Server, and Enhanced File Transfer Server are trademarks of GlobalSCAPE, Inc. Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,749,196	$5,214,479
Accounts receivable (net of allowance for doubtful accounts of $126,056 and $113,201 on September 30, 2008 and December 31, 2007, respectively)	1,481,061	2,232,927
Federal income tax receivable	762,538	940,327
Prepaid expenses	139,718	87,654

Total current assets	8,132,513	8,475,387

Fixed assets, net	1,619,583	262,745
Intangible assets, net	4,668,556	5,071,640
Goodwill	6,392,075	6,392,075
Deferred tax asset	118,845	80,044
Other assets	52,652	79,967

Total assets	$20,984,224	$20,361,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$488,150	$329,817
Accrued expenses	602,570	742,946
Deferred revenue	2,620,800	2,329,117
Current portion of long-term liabilities	192,005	—

Total current liabilities	3,903,525	3,401,880

Long-term liabilities, net of current portion	7,936	119,711
Deferred tax liability	1,684,239	1,750,637
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,227,371 and 17,432,352 shares outstanding at September 30, 2008 and December 31, 2007, respectively	17,227	17,432
Additional paid-in capital	9,329,879	8,764,300
Treasury Stock, 403,581 and 159,873 shares at September 30, 2008 and December 31, 2007, respectively	(1,465,337)	(527,398)
Retained earnings	7,506,755	6,835,296

Total stockholders’ equity	15,388,524	15,089,630

Total liabilities and stockholders’ equity	$20,984,224	$20,361,858

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating Revenues:
Software product revenues	$2,514,188	$2,918,984	$8,414,181	$10,915,730
Maintenance and support	1,227,268	981,316	3,596,160	3,025,742

Total Revenues	3,741,456	3,900,300	12,010,341	13,941,472
Operating Expenses:
Cost of revenues	73,749	85,711	148,924	204,881
Selling, general and administrative expenses	2,235,397	2,529,956	7,889,961	7,451,676
Research and development expenses	843,013	443,433	2,172,221	1,432,394
Depreciation and amortization	217,602	38,965	576,247	105,393

Total operating expenses	3,369,761	3,098,065	10,787,353	9,194,344

Income from operations	371,695	802,235	1,222,988	4,747,128
Other income (expense), net	18,899	41,540	71,935	24,726

Income before income taxes	390,594	843,775	1,294,923	4,771,854
Provision for income taxes	163,387	140,900	623,464	1,480,887

Net Income	$227,207	$702,875	$671,459	$3,290,967

Net income per common share - basic	$0.01	$0.04	$0.04	$0.19
Net income per common share - diluted	$0.01	$0.04	$0.04	$0.18
Weighted average shares outstanding:
Basic	17,216,638	17,105,835	17,244,637	17,161,519
Diluted	17,765,178	18,333,292	17,849,898	18,108,829

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2007	17,432,352	$17,432	$8,764,300	$(527,398)	$6,835,296	$15,089,630
Purchase of Treasury Stock	(263,708)	(264)	—	(978,119)	—	(978,383)
Shares issued for goods	20,000	20	—	40,180	—	40,200
Shares issued upon exercise of Stock Options	38,727	39	12,381	—	—	12,420
Share-based compensation expense	—	—	553,198	—	—	553,198
Net Income	—	—	—	—	671,459	671,459

Balance at September 30, 2008	17,227,371	$17,227	$9,329,879	$(1,465,337)	$7,506,755	$15,388,524

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2008	2007
Operating Activities:
Net income	$671,459	$3,290,967
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	40,563	2,851
Depreciation and amortization	576,247	105,393
Amortization of deferred loan costs	—	36,345
(Gain) loss on disposition of assets	13,598	(221)
Share-based compensation	553,198	759,014
Deferred taxes	(105,199)	(307,265)
Changes in operating assets and liabilities:
Accounts receivable	711,303	(145,488)
Prepaid expenses	125,725	(5,071)
Other assets	27,315	(157,320)
Accounts payable	158,333	35,929
Accrued expenses	(140,376)	226,117
Federal income tax payable	—	351,038
Deferred revenues	291,683	657,979
Long-term liabilities	80,230	42,522

Net cash provided by operating activities	3,044,279	4,892,790

Investing Activities:
Proceeds from sale of property and equipment	1,676	221
Purchase of property and equipment	(1,505,075)	(148,392)

Net cash used in investing activities	(1,503,399)	(148,171)
Financing Activities:
Issuance of common stock	—	334,453
Purchase of treasury stock	(978,383)	(527,528)
Proceeds from exercise of stock options	12,420	—
Repayment of long-term debt	—	(4,610,212)

Net cash used in financing activities	(965,963)	(4,803,287)
Net increase (decrease) in cash	$534,717	$(58,668)
Cash at beginning of period	5,214,479	4,632,666

Cash at end of period	$5,749,196	$4,573,998

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$33,443

Income taxes	$752,832	$1,350,000

Noncash-shares issued for goods	$40,200	$—

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Financial Statements

Three and Nine Months Ended September 30, 2008

(Unaudited)

1. Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”), founded in April 1996, develops and distributes secure managed file transfer, or MFT, software for individuals and business users to safely send files over the internet. We have also developed Wide-Area File System, or WAFS, collaboration and Continuous Data Protection, or CDP, software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN at WAN and LAN speeds. Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar sensitive documents. In addition, these products ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners (business-to-business, or “B2B”).

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements.” Accordingly, they do not include all information and footnotes required under generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as amended by Form 10-K/A Number 1 filed with the SEC on August 28, 2008 (“2007 Form 10-K/A”) as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2007 Form 10-K/A.

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s consolidated financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s consolidated financial position and results of operation.

Corporate Structure

Prior to January 1, 2008, the Company’s operations were conducted by GlobalSCAPE Texas, LP, and by Availl, Inc. (“Availl”) a wholly owned subsidiary. The partners of GlobalSCAPE Texas, LP were two Nevada limited liability companies, which were both wholly-owned subsidiaries of GlobalSCAPE.. During this period the consolidated financial statements of the Company included all subsidiaries and all inter-company transactions and balances were eliminated.

Effective December 31, 2007, Availl and the partnership and limited liability corporations mentioned above were either dissolved or effectively merged into GlobalSCAPE. Therefore since January 1, 2008, the Company has operated as one legal entity. The financial information presented relating to 2007 remains presented on a consolidated basis as described above.

Significant Accounting Policies

There have been no changes in our significant accounting policies during the three months or nine months ended September 30, 2008 as compared to the significant accounting policies described in our 2007 Form 10-K/A, . Listed below is a condensed version of the Company’s critical accounting policies.

Revenue Recognition – The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.

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

Goodwill and Intangible Assets – The Company accounts for goodwill in accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company’s reporting units and related intangible assets are tested annually each year in the fourth quarter, or more frequently if other indicators of potential impairment arise, in accordance with SFAS No. 142 in order to determine whether their carrying value exceeds their fair market value. Should this be the case, the value of the reporting unit’s goodwill or intangibles may be impaired and written down.

Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS” No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We do not expect the adoption of FSP No. 142-3 to have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 one year for all non-financial assets and non-financial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis. As of September 30, 2008, the Company did not have financial assets or liabilities that would require measurement on a recurring basis based on the guidance in SFAS 157. At September 30, 2008 all financial assets consisted of cash and cash equivalents at financial institutions in the United States.

3. Goodwill and Intangible Assets

As of September 30, 2008, GlobalSCAPE had goodwill of approximately $6.4 million associated with the acquisition of Availl. This acquisition was accounted for using the purchase method of accounting.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of September 30, 2008:

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software acquired	$5,000,000	$500,004	10
Customer list acquired	180,000	36,000	5
Patent acquired	26,000	1,440	18

Total	$5,206,000	$537,444

Estimated Amortization Expense
For remainder of 2008		$134,361
For the Year-ended 12/31/2009		537,444
For the Year-ended 12/31/2010		537,444
For the Year-ended 12/31/2011		537,444
For the Year-ended 12/31/2012		528,444
Thereafter		2,393,419

Total		$4,668,556

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $134,000 and $403,000 for the three months and nine months ended September 30, 2008, respectively. There was no amortization for these assets during the three months or nine months period ended September 30, 2007.

4. Stock-Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the “Employees Plan”), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. During the nine months ended September 30, 2008, 1,172,500 stock options were granted and on September 30, 2008, a total of 2,328,764 stock options were outstanding of which 1,004,354 were vested. The exercise price, term and other conditions applicable to each stock option granted under the Employees Plan are determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The Employees Plan options generally become exercisable over a three-year period (vesting 33%, 33% and 34% per year, respectively) and expire after ten years.

Under the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-term Equity Incentive Plan (the “Directors Plan”), which was approved by the stockholders and became effective on June 1, 2007, a maximum of 500,000 shares of GlobalSCAPE common stock may be awarded. During the nine months ended September 30, 2008, 80,000 stock options had been granted and at September 30, 2008, a total of 240,000 stock options were outstanding of which 140,000 were vested. The exercise price, term and other conditions applicable to each stock option granted under the Directors Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The most recently awarded Directors Plan options become exercisable over a one-year period and expire after ten years. The Directors Plan provides that each year, at the first regular meeting of the Board of Directors following the Company’s annual stockholders meeting, each non-employee director shall be granted awards of 20,000 shares of common stock for participation in the Board and Committee meetings during the prior year. The maximum annual award for any one person is 20,000 shares of common stock.

The Company accounts for stock options according to Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) which requires that compensation cost relating to share-

based payment transactions be recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

There was approximately $553,000 and $759,000 of compensation cost related to stock options recognized in operating results in the nine months ended September 30, 2008 and 2007, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R:

Nine-months ended Sept 30, 2008
Expected volatility	95% - 99%
Expected annual dividend yield	0
Risk free rate of return	2.79% - 3.19%
Expected option term (years)	5.53 - 6.01

The following table summarizes information about stock option activity for the nine months ended September 30, 2008:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2007	1,734,528	$1.94	7.64	$6.17
Granted	1,172,500	2.08
Exercised	(38,727)	0.32
Lapsed or canceled	(299,537)	3.64

Outstanding at September 30, 2008	2,568,764	$1.82	8.32	$—

Exercisable at September 30, 2008	1,144,354	$1.38	6.92	$0.24

The weighted average fair value of options granted during the nine months ended September 30, 2008 was $1.67. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2008 was approximately $52,190. During the nine months ended September 30, 2008, the amount of cash received from the exercise of stock options was $12,420 with no associated tax benefit.

The following table summarizes information about non-vested stock option awards as of September 30, 2008 and changes for the nine months ended September 30, 2008.

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	1,011,543	$2.22
Granted	1,172,500	1.67
Vested	(496,576)	1.74
Forfeited	(263,054)	2.99

Non-vested at September 30, 2008	1,424,413	$1.79

At September 30, 2008, there was $2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

5. Common Stock and Warrants

On November 13, 2006, GlobalSCAPE entered into a securities purchase agreement with accredited investors, who paid an aggregate of $3.4 million in gross proceeds in consideration for 1,352,000 shares of GlobalSCAPE common stock at a price of $2.50 per share. The Company also granted warrants to purchase 1,352,000 shares of its common stock to the investors with an exercise price of $3.15 per share, subject to certain adjustments. The exercise price will not, in any event, be adjusted to a price of less than $2.81 per share except in the event of stock dividends, stock splits or similar events. The warrants have a 5-year term and are currently exercisable.

6. Earnings per Common Share

The components of earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Numerators
Numerators for basic and diluted earnings per share:
Net income	$227,207	$702,875	$671,459	$3,290,967

Denominators
Denominators for basic and diluted earnings per
Weighted average shares outstanding basic	17,216,638	17,105,835	17,244,637	17,161,519

Dilutive potential common shares
Stock options (1)	548,540	887,625	605,261	845,801
Common stock warrants (2)	—	339,832	—	101,508
Denominator for dilutive earnings per share	17,765,178	18,333,292	17,849,898	18,108,829
Net income per common share	$0.01	$0.04	$0.04	$0.19
Net income per common share – diluted	$0.01	$0.04	$0.04	$0.18

(1)	For the three and nine months ended September 30, 2008 1,011,567 and 906,567 options, respectively, have not been included in dilutive shares, as the effect would be anti-dilutive. For the three and nine months ended September 30, 2007, 150,000 and 155,000 options, respectively, have not been included in dilutive shares, as the effect would be anti-dilutive.
(2)	For the three and nine months ended September 30, 2008, no warrants have been included in dilutive shares, as the effect would be anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2007 Form 10-K/A and other documents filed with the Securities and Exchange Commission. GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

Overview

We develop and distribute secure managed file transfer, or MFT, software for individuals and business users to safely send files over the internet. We have also developed Wide-Area File System, or WAFS, collaboration and Continuous Data Protection or CDP, software which further enhance the ability to share and backup files within the infrastructure of an organization’s wide and local area networks, or WANs and LANs at WAN and LAN speeds. Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar sensitive documents. In addition, these products ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners (business-to-business, or “B2B”).

The following is a brief description of our products:

•

File Transfer Products – Our File Transfer products are best known for the “CuteFTP” product line, which has millions of users around the world since 1996. Our file transfer products are primarily used to securely move and copy files on the internet. A substantial portion of our revenues are derived from licensing our file transfer products. The products fall into two main categories: end user clients and enterprise file transfer servers. The client products include CuteFTP Home, CuteFTP Professional, and CuteFTP Lite. The file transfer server products include Secure FTP Server and the Enhanced File Transfer (“EFT”) Server.

•

Wide-Area File System (WAFS) Products – Our WAFS products provide a file sharing and collaboration solution over multiple sites. By keeping all data updated on each location’s file server, each site has instant access to the very latest version. Our WAFS products help ensure that no one can open an old file version without user conflicts. Changes made to data on any server are mirrored on all other servers.

•

Continuous Data Protection (CDP) Products – Our CDP products consolidate remote backup for file servers. As files change, the servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer restore capability, as well as the ability to perform point-in-time snapshots.

We believe that the future success of our business will be dependent upon our ability to improve our current products and to introduce new products, through research and development, innovations by our employees, strategic partnerships, private labeling and potential mergers or acquisitions. We intend to continue enhancing our products to meet the demands of both consumer and enterprise users, while improving the security and privacy features of our current product line. For example, in 2008, we introduced upgrades to the CuteFTP, EFT, Secure FTP Server, WAFS, and CDP products. We localized CuteFTP in five additional languages (Spanish, German, French, Portuguese and Turkish)and we also delivered the initial release of

CuteFTP Lite and launched CuteSendIt. CuteFTP Lite has a very simple user interface for customers who may not need the more advanced features of CuteFTP Home and CuteFTP Pro, and adds an entry-level file transfer protocol (FTP) product to the GlobalSCAPE portfolio. CuteSendIt is a GlobalSCAPE-hosted Software as a Service (SaaS) solution that allows customers to easily send large files without using email attachments. CuteSendIt is available at www. Cutesendit.com.

We may enter adjacent or additional markets through strategic partnerships and through the merger or acquisition of compatible companies and products. For example, in 2006, we acquired Availl, a leading provider of WAFS collaboration and CDP products as part of this strategy. Similarly, in 2008, we acquired certain aspects of the CuteSendIt intellectual property through a minor purchase transaction.

The Availl acquisition expanded our technology base into data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery. We believe that these products have given us entry into two potentially large and growing adjacent markets. In addition, we believe that the WAFS and CDP products potentially are highly complementary to our traditional Secure File Transfer products, facilitating cross sales and new customer penetration. However, the amount of time required to make improvements that we believe are necessary to our WAFS and CDP products has been greater than we had expected. As described below, our WAFS/CDP revenues have not increased as much as originally anticipated due to management’s resulting decision to delay the aggressive marketing of those products to our existing customer base and to the market in general as compared to initial plans.

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over the last eighteen consecutive quarters, including the quarter ended September 30, 2008. At September 30, 2008, the Company had net working capital of $4.2 million. At December 31, 2007 net working capital was $5.1 million. The decrease in 2008 is largely to the increase in deferred revenues as well as the deferred compensation balance switching from long-term to current. The primary component of current liabilities at September 30, 2008 was $2.6 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At September 30, 2008, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. We had cash available of $5.7 million and we continue to generate cash in excess of our operational needs.

Since our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline, our cash flow from operations will also decline. If sales decline or if our liquidity is otherwise under duress management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may sell equity securities or enter into credit arrangements in order to finance future acquisitions or licensing activities.

Net cash provided by operating activities for the nine months ended September 30, 2008 and 2007 was approximately $3,044,000 and $4,893,000, respectively. Excluding revenues related to a one-time sale to the U. S. Army of $2.8 million in 2007, 2008 cash provided by operating activities would have been slightly higher than that of 2007. Some of the major non-cash items that were charged against net income over this period are depreciation and amortization, stock-based compensation and deferred revenues. While these items are recognized according to Generally Accepted Accounting Principles, the cash impact from these charges has occurred or will occur in other accounting periods and the difference reflects a positive impact on cash in the Statements of Cash Flows. The decrease in Accounts Receivables during this period and the increase in Deferred Revenues during this period served to positively impact the cash from operations in those statements.

Net cash used in investing activities for the nine months ended September 30, 2008 and 2007 was approximately $1,503,000 and $148,000, respectively. Cash used in investing activity for 2008 was for the purchase of computer equipment and software as well as leasehold improvements for the new office space. Our capital requirements principally relate to our need to enhance our existing products and to develop new products, which primarily consist of research and development expenses and expenses for people and the elements that support their work.

Net cash used in financing activities during the nine months ended September 30, 2008 and 2007 were approximately $966,000 and $4,800,000 respectively. In 2007, cash used in financing activities was for the payoff of the term loan with Silicon Valley Bank. In 2008, cash used in financing activities was for the purchase of shares of our common stock under our share purchase program. In order to finance the cash portion of the purchase price in the acquisition of Availl, GlobalSCAPE entered into a Loan and Security Agreement dated September 22, 2006 with Silicon Valley Bank. The Loan Agreement with Silicon Valley Bank provided for a $5.0 million term loan and a $750,000 revolving credit facility. We used $2.6 million in on-hand cash and $5.0 million of borrowing under the Loan Agreement to acquire Availl. The combination of cash generated from our operations and the stock offering completed in November 2006 allowed repayment of the remaining loan balance of $4.6 million of the loan in the nine months ended September 30, 2007. The revolving credit facility expired on September 22, 2008. There had been no borrowings under the facility during its term. We have also sold stock through the exercise of employee stock options. We received cash from stock option exercises of approximately $12,000 and $334,000 for the periods ended September 30, 2008 and 2007, respectively. In the nine month period ended September 30, 2008 Treasury stock in the amount of $40,200, complemented with $25,000 of cash was used in the purchase of new product codes.

Contractual Obligations

There have been no significant changes in our contractual obligations during the three months ended September 30, 2008 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2007 Form 10-K/A. Our obligations mainly consist of the lease on our office space, leases on equipment, and a deferred compensation agreement with a former executive.

Comparison of the Three Months ended September 30, 2008 and 2007

	Three Months ended September 30,
	2008	2007	$ Change	% Change
Software product revenues	$3,741,456	$3,900,300	(158,844)	-4.07%
Cost of revenues	73,749	85,711	(11,962)	-13.96%
Selling, general and administrative expenses	2,235,397	2,529,956	(294,559)	-11.64%
Research and development expenses	843,013	443,433	399,580	90.11%
Depreciation and amortization	217,602	38,965	178,637	458.46%

Total operating expense	3,369,761	3,098,065	271,696	8.77%

Income (loss) from operations	371,695	802,235	(430,540)	-53.67%
Other Income (expense)	18,899	41,540	(22,641)	-54.50%
Income tax expense	163,387	140,900	22,487	15.96%

Net income (loss)	$227,207	$702,875	(475,668)	-67.67%

Cost of revenues % of Revenues	2.0%	2.2%

Revenue. We derive revenues primarily from software sales. Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the three months ended September 30, 2008, total revenues decreased by approximately $158, 000 or 4.07% from the same quarter in 2007. This decrease was due to multiple factors, including decreased IT budgets of some of our customers, decreased sales of our CuteFTP suite of products while we focused on the language localization efforts, a decline in professional services and a decline in our CDP product sales. These decreases were offset by increased sales of our EFT and Secure Server products.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Three Months ended September 30,
Product	2008		2007
Enhanced File Transfer	$1,624,475	43.4%	$1,587,228	40.7%
SecureFTP Server	869,195	23.2%	801,858	20.6%
CuteFTP Professional	480,262	12.8%	493,535	12.7%
CuteFTP Home	168,735	4.5%	247,799	6.4%
WAFS	568,664	15.2%	601,434	15.4%
CDP	29,631	0.8%	80,203	2.1%
All Others	47,224	1.3%	181,626	4.7%
Deferred Revenue adjustment	(46,730)	-1.2%	(93,383)	-2.6%

Total Operating Revenues	$3,741,456	100.0	$3,900,300	100.0

Maintenance and support (net of deferred revenues)	$1,227,268	32.8	$981,316	25.2

Sales of our WAFS and CDP Systems decreased $83,000 or 12.2% for the quarter. Excluding the effects of a one-time sale of the CDP product for approximately $75,000 in the third quarter of 2007, revenues remained relatively flat. Sales of WAFS and CDP have not risen as originally expected, we continue to examine the product line and the associated market as we execute on our solution roadmap. These products accounted for approximately 16% of total revenue for the third quarter of 2008 compared to 17.5% for the same period in 2007.

Sales of our Secure FTP Server and Enhanced File Transfer products increased $104,000 or 4.4% for the quarter. These products represented approximately 67% of our total revenues in the three months ending September 30, 2008 as compared to 61.3% in the same period in 2007. Revenues from CuteFTP Home and CuteFTP Professional decreased by 12.5% in the quarter ended September 30, 2008, as compared to the same period in 2007, and accounted for approximately 17% and 19% of total revenues for the three months ended September 30, 2008 and 2007, respectively.

Our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products. In addition, because of the more complex nature of Secure FTP Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support. Our maintenance and support revenues for the quarter increased by 56% from compared to the same period in 2007. The increase in maintenance and support revenues was due to our focused efforts to expand sales of this product line. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we currently recognize additional deferred revenue and earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products. The decrease in cost of revenues was largely caused by a decrease in royalty payments which was slightly offset by an increase in production, packaging and shipping costs. Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. As copies of our product are only shipped out upon customer request, the increase in packaging and shipping costs is due to an increase in this demand. The decrease in royalties was largely due to the termination of royalty payments to two companies. Cost of revenues as a percent of total revenues was 2.0% for the three months ended September 30, 2008 as compared to 2.2% for the same period in 2007.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees. The net decrease in selling, general and administrative expenses of approximately $294,000 or 12% was largely due to a decrease in recorded stock compensation expense. While we did have increased stock option activity, the average exercise price and resulting option value was lower in the third quarter of 2008 as compared to the third quarter of 2007. In addition, there were forfeitures of higher priced options in 2008 with the resignation of employees. Additional decreases included listing fees paid to the American Stock Exchange in 2007, the cost of a R&D tax credit study performed in 2007 that was not repeated in 2008, and a decrease in bad debt expense. These decreases were offset by increases in salaries due to hiring of additional personnel as well as adjustments made to existing employees salaries. In addition, there was an increase in office rent due to the larger offices we moved into in May of the current year, increased professional accounting fees due to the restatements that occurred, which also included increased expenses incurred in connection with correcting tax returns and W-2s. In addition, we increased our advertising spending on Google to increase on-line and direct selling opportunities.

Research and Development. The increase in research and development (“R&D”) expenses was due to additional personnel needed to support our product releases. We hired several additional engineers/programmers to deliver these releases and anticipate a continued business-driven focus on solution concept exploration and delivery activities. There was also increased spending due to our language localization efforts of the CuteFTP suite of products.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. The significant increase was due to an increase in leasehold improvements due to the move to the new office space as well the addition of the Availl intangible assets which had not yet been recorded in the third quarter of 2007.

Other Income, Expense. The largest portion of other income/expense relates to interest earned on our cash and cash equivalents. The interest earned has decreased in the third quarter of 2008 as compared to 2007 mainly due to decreased interest rates.

Income Taxes. Our effective tax rates were 39% and 16.7% for the three months ended September 30, 2008 and 2007, respectively. The increase was largely due to additional spending in areas that are not deductible for tax purposes as well as the addition of the Massachusetts state income tax and the Texas Margins tax. The 2007 tax rate was also affected by additional amounts booked to true up the accrual when our 2007 tax return was filed. Our effective tax rate differs from the federal statutory rate due to state taxes and permanent differences. The most significant permanent difference arises from granted incentive stock options, offset by the actual tax benefits in the current periods from disqualifying dispositions of those shares.

Comparison of the Nine Months ended September 30, 2008 and 2007

	Nine Months ended September 30,
	2008	2007	$ Change	% Change
Software product revenues	$12,010,341	$13,941,472	(1,931,131)	-13.85%
Cost of revenues	148,924	204,881	(55,957)	-27.31%
Selling, general and administrative expenses	7,889,961	7,451,676	438,285	5.88%
Research and development expenses	2,172,221	1,432,394	739,827	51.65%
Depreciation and amortization	576,247	105,393	470,854	446.76%

Total operating expense	10,787,353	9,194,344	1,593,009	17.33%

Income (loss) from operations	1,222,988	4,747,128	(3,524,140)	-74.24%
Other Income (expense)	71,935	24,726	47,209	190.93%
Income tax expense	623,464	1,480,887	(857,423)	-57.90%

Net income (loss)	$671,459	$3,290,967	(2,619,508)	-80%

Cost of revenues % of Revenues	1.2%	1.5%

Revenue. For the nine months ended September 30, 2008, total revenues decreased by approximately $1,931,000 or 13.8% from the same period in 2007. Excluding the effects of a one-time sale in May 2007 to the U.S. Army for $2.8 million, revenues increased by approximately $860,000 or 7.8%, primarily as a result of increased EFT sales.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Nine Months ended September 30,
Product	2008		2007
Enhanced File Transfer	$5,391,483	44.9%	$4,332,954	31.1%
SecureFTP Server	2,578,230	21.5%	5,011,402	35.9%
CuteFTP Professional	1,563,859	13.0%	1,723,003	12.4%
CuteFTP Home	652,772	5.4%	845,680	6.1%
WAFS	1,869,904	15.6%	2,075,052	14.9%
CDP	63,430	0.5%	139,545	1.0%
All Others	182,345	1.5%	471,815	3.4%
Deferred Revenue adjustment	(291,682)	-2.4%	(657,979)	-4.8%

Total Operating Revenues	$12,010,341	100.0	$13,941,472	100.0

Maintenance and support (net of deferred revenues)	$3,596,160	29.9	$3,025,742	21.7

Sales of our WAFS and CDP Systems decreased approximately $281,000 or 13% for the nine month period ended September 30, 2008. This overall decrease was primarily attributable to a decrease in the number of units sold which was somewhat offset by an increase in maintenance and support sales. We believe the decrease was due to the overall slowdown of the economy and the IT budgets of our customers being reduced as a result, which limits their purchases as well as increased market competition. Sales of WAFS and CDP have not risen as originally expected, we continue to examine the product line and the associated market as we execute on our solution roadmap. These products accounted for approximately 16% of total revenue for the first nine months of 2008 and 2007.

Sales of our Secure FTP Server and Enhanced File Transfer products decreased $1,374,000 or 14.7%. Excluding the effects of a one-time sale to the U.S. Army for $2.8 million, sales of the Secure FTP Server product remained relatively flat while EFT sales have increased in response to additional advertising and lead generation through ads placed with Google. These products represented approximately 66% of our total revenues in the nine months ending September 30, 2008 as compared to 67% in the same period in 2007. Revenues from CuteFTP Home and CuteFTP Professional decreased by 13.7% as compared to the nine months ended September 30, 2007 and accounted for approximately 18% of total revenues for the nine months ended September 30, 2008 and 2007. This decrease was primarily due to lower exposure as we concentrated on the language localization efforts.

Our reliance on the CuteFTP products will continue to decline as we emphasize sales of our enterprise products. In addition, because of the more complex nature of Secure FTP Server, Enhanced File Transfer, WAFS and CDP, purchasers require increased maintenance and support. As a result, our maintenance and support revenues increased by 78% from the first nine months of 2007 compared to the same period in 2008. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consist primarily of royalty, a portion of our bandwidth costs as well as production, packaging, and shipping costs for boxed copies of software products. The decrease in cost of revenues was largely caused by a decrease in royalty payments which was slightly offset by an increase in production, packaging and shipping costs. Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. As copies of our product are only shipped out upon customer request, the increase in packaging and shipping costs was due to an increase in this demand. The decrease in royalties was due to the termination of royalty payments to two companies. Cost of revenues as a percent of total revenues was 1.2% for the nine months ended September 30, 2008 as compared to 1.5% for the same period in 2007.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees. Of the approximately 438,000 net increase in SG&A, approximately $900,000, was attributable to expenses incurred in connection with increased salaries, payroll taxes, and other associated benefits, approximately $145,000, was incurred in recruiting expense and another approximately $300,000, in advertising. We have hired new employees in order to support current and projected growth. With the effects of commission paid on the 2007 U.S. Army sale taken into consideration payment of commissions on current month sales rather than on collected sales along with increased EFT sales, which are typically our highest priced product, accounted for an increase in commissions. These increases were offset by decreases in stock compensation expense and professional fees. While we did have increased stock option activity, the average exercise price and resulting option value was lower in the 2008 period as compared to 2007. In addition, there were forfeitures of higher priced options in 2008 with the resignation of employees. In 2007 we also incurred expenses for consulting services used to assist the Company in listing on the American Stock Exchange that were not repeated in 2008. In addition, approximately $100,000 of expenses in 2008 were capitalized as part of an internal software development project.

Research and Development. Research and development expenses increased by $740,000 or 52% between periods. The increase in R&D expenses was due to additional personnel needed to support our major and minor product releases during 2008. We have hired several additional engineers/programmers to deliver these releases and anticipate a continued business-driven focus on solution concept exploration and delivery activities.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. The significant increase was due to an increase in leasehold improvements due to the move to the new office space in San Antonio as well as the addition of the Availl intangible assets which had not yet been recorded in 2007.

Other Income, Expense. The largest portion of other income/expense relates to interest earned on our cash and cash equivalents. Interest income increased for the nine month period ended September 2008 as compared to 2007 mainly due to an increase in the cash and cash equivalent balance.

Income Taxes. Our effective tax rates were 47% and 31% for the nine months ended September 30, 2008 and 2007, respectively. The increase was largely due to additional spending in areas that are not deductible for tax purposes as well as the addition of the Massachusetts state income tax and the Texas Margins tax. Our effective tax rate differs from the federal statutory rate due to state taxes and permanent differences. The most significant permanent difference arises from granted incentive stock options, offset by the actual tax benefits in the current periods from disqualifying dispositions of those shares.

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

In the first nine months ended September 30, 2008, approximately 34% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sale. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

Item 4T. Controls and Procedures

As previously discussed in August 2008 we concluded that our year end financial statements for 2007 and our first quarter financial statements for 2008 would require adjustments. The errors that occurred related to the calculation of deferred taxes for the year ended December 31, 2007 and for the quarter ended March 31, 2008. Our controls and procedures were updated in August by hiring a new Certified Public Accountant to assist in the preparation of our quarterly and annual tax accrual calculation as well as the preparation of our corporate tax returns. In addition, we implemented procedures to contact employees on a quarterly basis to determine that all disqualifying dispositions are recorded timely.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our financial reporting, except for improvements in the internal controls to strengthen the process of calculating and reporting of stock based compensation expense, and calculating and reporting deferred taxes all of which have been made as of the date of this report.

Part II. Other Information

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Form 10-K/A which could materially affect our business, financial condition or future results. The risks described in our 2007 Form 10-K/A are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

November 13, 2008	By:	/s/ Mendy Marsh
Date		Mendy Marsh
Vice President and Chief Financial Officer