Form 10-K
period 2008-12-31
GLOBALSCAPE INC
filed 2009-03-31
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

    ☐  Yes    ☒  No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $15,781,000 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $1.71 per share on such date on the NYSE Amex Stock Exchange.

As of March 11, 2009 there were 17,630,967 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 3, 2009, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, and CuteFTP Pro® are registered trademarks of GlobalSCAPE, Inc. GlobalSCAPE Secure FTP Server™, GlobalSCAPE Enhanced File Transfer Server™, WAFS™, CDP™, GlobalSCAPE DMZ Gateway™, GlobalSCAPE Mail Express™, and CuteSendIt™ are trademarks of GlobalSCAPE, Inc. Other trademarks and trade names in this Annual Report are the property of their respective owners.

In this report, we use the following terms:

“FTP” or File Transfer Protocol is a protocol used to exchange or manipulate files over a computer network such as the Internet.

“HTTP” or Hyper Text Transfer Protocol is a protocol commonly used to transfer hypertext documents between a web server and a web browser.

“HTTPS” or Hyper Text Transfer Protocol Secure is a combination of HTTP and a network security protocol such as Secure Sockets Layer or Transport Layer Security.

“RFC” or Request for Comment is a memorandum published by the Internet Engineering Task Force describing methods, research, or innovations applicable to the working of the Internet and Internet-connected systems.

“SaaS” or Software-as-a-Service uses hosted, cloud computing approaches in which the customer additionally does not need to install special software on the computer systems accessing the application.

“S/KEY” is a security system in which a one-time challenge-response password scheme is used to authenticate access to data. The purpose of S/Key is to eliminate the need for the same password to be sent over a network each time a password is needed for access.

“SSH2” or Secure Shell is a protocol that provides encrypted network communications between two computers.

“SSL” or Secure Sockets Layer and “TLS” or Transport Layer Security uses cryptography to encrypt data between the web server and the web browser.

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

Company Overview

We develop, distribute, and maintain secure managed file transfer, or MFT, software for individuals and businesses to safely send files over the Internet, within an enterprise, or to business partners. We have also developed Wide-Area File Services, or WAFS, collaboration and Continuous Data Protection, or CDP, software. These solutions further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN at local network speeds. In addition, we announced Managed E-mail Attachment, and Software-as-a-Service, or SaaS, information sharing solutions in 2008. Our software is used worldwide across a wide range of industries. Through the end of 2008, we had distributed over 2 million software licenses to our customer base which includes individual consumers, small to medium-sized businesses, as well as some of the largest corporations in the world, including 95 of the Fortune 100.

Our solution portfolio facilitates delivery of critical information such as financial data, medical records, customer files and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements. In addition, these solutions ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners. We believe these business-to-business, or B2B, aspects of our solution capabilities increasingly will allow us to address market demands beyond the traditional MFT market space.

Our initial product, CuteFTP, a file transfer protocol client program used mostly by individuals and small businesses, was first distributed in 1996 over the Internet and has achieved significant success and popularity. We built on this success by steadily adding complementary products such as the enterprise versions of our file transfer software programs, Secure FTP Server and Enhanced File Transfer Server, and establishing an internal sales organization and reseller/distribution network.

We believe we now have a solid reputation as a provider of easy-to use, affordable file transfer and collaboration software for individual, small business and enterprise users. Since 2000, we have focused on enhancing our portfolio of products to meet the increasing demand for data security, overcoming the challenges of latency and bandwidth limitations for supporting branch offices and geographically distributed locations, and allowing enterprises to backup data across their LAN and WAN as changes are made. We continue to innovate by investing in research and development, leading to new solutions such as Mail Express and CuteSendIt.

Industry Background

The Internet has become an integral part of daily operations for individual users and companies of all sizes, not only for e-commerce, but also as a means of managing information between central and remote locations and with associates, employees, partners and suppliers. Corporate information managers must protect business assets, ensure that policies and processes meet regulations governing the management of sensitive information, and ensure that the right people have access to the right information at the right time. Global operations, diverse business partners and networks further emphasize the need for common standards to ensure compatibility, scalability privacy, security and cost-effective integration.

The File Transfer Protocol, or FTP, dates back to 1980 (RFC 765, later superseded by RFC 959), with even earlier RFCs guiding prior attempts to establish standards for file transfer protocols. The use of FTP increased dramatically with the explosive growth of the Internet and the World Wide Web during the 1990s. The managed file transfer, or MFT, industry arose from recognition that FTP, alone, does not provide adequate security and management capabilities for file transfers. MFT solutions offer a greater degree of security and control than FTP. Features available in MFT solutions now include integrated security, auditing capabilities, performance monitoring, and reporting. The MFT industry includes low cost, or even free, solutions that offer basic capabilities. However, businesses and even individuals, procure more advanced solutions that provide scalability, enhanced security options, automated workflow, dedicated maintenance and support, and other features that facilitate high-confidence, cost effective file transfers.

The need for MFT solutions is particularly strong for organizations faced with a daunting array of security challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory and privacy requirements include legislation such as the Health Insurance Portability and Accountability Act (HIPAA), California Senate Bill (SB) 1386, and the Gramm-Leach-Bliley Act (GLBA) in the US, and the European Union’s Privacy Directive, some of which impose severe penalties for improper disclosure of confidential information. Additionally, industry best-practices such as the Payment Card Industry Data Security Standard (PCI DSS) and self-imposed business requirements lead to the need for intellectual property and trade secrets protection and controls. These measures offer protection against disclosure of proprietary information and also reduce corporate risks associated with the potentially devastating consequences of security breaches. As corporate Web and Business to Business (B2B) operations mature, we believe we will see an increasing demand for MFT solutions to facilitate secure file transfers on the Internet, and across corporate networks.

Products

Our products include Windows®-based, Mac-based, client/browser-based and server software applications.

FTP Client Programs

File transfer protocol, or FTP, is the language used for file transfers from computer to computer across the Internet. FTP is most commonly used to download a file from a server using the Internet or to upload a file to a server.

CuteFTP. CuteFTP is a “client-side” program, meaning that it permits a user to request a file from or send a file to an FTP server or host computer. The user base for this program ranges from corporate IT professionals who use it to transfer data between locations via the Internet, to individual Web site operators who use it to upload their Web pages to their Web hosting provider. CuteFTP simplifies use of file transfer protocol by hiding the technical processes behind a user-friendly, graphical user interface, which allows users to “drag ‘n drop” files between computers. CuteFTP has won several awards, including the CNet Editors’ Choice award, and has been favorably reviewed in leading online and print trade journals such as PC Magazine, WindowsNT, Yahoo Internet Life, CNet’s Download.com and Tucows, as being the most powerful, easy-to-use file transfer protocol program available. We offer CuteFTP in German, French, Spanish, Japanese, Traditional and Simplified Chinese, Russian, Portuguese and Turkish.

CuteFTP was first distributed as a commercial product by GlobalSCAPE in April 1996. In October 2003, GlobalSCAPE released CuteFTP Mac, our easy-to use FTP client for the Macintosh operating system. CuteFTP Mac incorporates many of the popular features of CuteFTP for Windows, while adhering to Apple’s Aqua® interface and usability guidelines. In August 2008, we delivered the initial release of CuteFTP Lite, adding an entry-level FTP product to our solution portfolio.

CuteFTP Pro. CuteFTP Pro is a secure FTP client program designed for advanced users and information technology professionals. CuteFTP Pro incorporates standards for encrypting data during transport and at rest, accelerating transfer of large files, and automating common file transfer tasks. It includes various features attractive to advanced users such as multi-part and concurrent file transfers to maximize transfer speed, additional secure protocols, scheduled file transfers, automated site backups and scripting ability for automating FTP tasks. CuteFTP Pro has been favorably reviewed by leading online publications including CNet’s Download.com, ZDNet and PC Review. CuteFTP Pro was released in March 2001 and CuteFTP Mac Pro was released in April 2004.

File Transfer Servers

FTP and related more secure protocols require two software programs: a client program to start a transfer and a server to accept the connection. Our file transfer server software programs are designed to provide businesses with increased security and faster file transport when compared to traditional e-mail delivery systems. Our server-based solutions also offer substantial ease-of-use compared to most competing products.

Secure FTP Server. Secure FTP Server complements CuteFTP Pro and other professional FTP clients by enabling encrypted transfers using SSL, SSH2 and advanced S/KEY password encryption. When used with CuteFTP Pro, Secure FTP Server offers a complete digital certificate management system, giving system administrators the ability to create, sign, import, export and add digital certificates, as well as initiate back-end processes. The latter functionality can be used as a partial or total replacement for more complex enterprise-level electronic data interchange systems, or EDI. Additional features include full remote management capability, the ability to operate multiple FTP sites with unique directory structures from a single server and manage user accounts with advanced restriction settings for maximum security and control. Secure FTP Server has been favorably reviewed by leading online publications including Server Watch and File Forum. GlobalSCAPE Secure FTP Server was first released in January 2002.

Enhanced File Transfer Server. Enhanced File Transfer Server, or EFT Server, is an enterprise file server, building on the base features of Secure FTP Server by providing digital certificate management, multiple secure protocols, remote administration, flexible authentication choices, extensive automation and advanced security options. The latest version, EFT Server 5, helps customers achieve regulatory compliance with Payment Card Industry Data Security Standards, by providing enhanced, or “hardened”, security settings and compliance reporting options. EFT Server also offers modules that can be integrated into the base software such as DMZ Gateway, which provides a multi-tiered security solution for traversing network boundaries; OpenPGP, a dual-key encrypted storage solution; Secure Ad-Hoc, which is an alternative solution to e-mail for sending large file attachments; and auditing and reporting of server transactions. EFT Server was first released in November 2004.

Data Replication Products

Businesses with multiple locations have a need to access data in a timely, efficient manner and to be able to move and share data throughout their organizations. Our data replication products allow users to maintain and synchronize their live data files in multiple remote server locations and to restore data to any point in time.

Wide Area File Services. Our Wide Area File Services, or WAFS, product delivers a unified and accelerated file access system, instant file-sharing and server-to-server mirroring across any distance, with full coherency and at near-LAN access speeds. WAFS delivers a true wide area file solution for collaboration. Continuous, real-time multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization, no matter where a change in any file is made. The data is mirrored between servers on the LAN, virtual private network, or across firewalls in real time, with full support for file locking ensuring coherency. Our WAFS ensures bandwidth efficient WAN utilization, and that users have access to the most recent data. The off-line mode ensures continued data access in the event of WAN or server outage. Our WAFS software is easy to deploy and manage remotely.

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

Managed E-mail Attachment Solution

Not all customers will use FTP or even traditional MFT solutions, to transfer large files. Some customers prefer using their familiar e-mail application to send and receive large files such as images, video, data files, etc. Our managed E-mail attachment solution, Mail Express, is designed to facilitate delivery of such attachments, particularly in situations where the legacy e-mail infrastructure and associated administration rules do not allow delivery or receipt of such files, for example, due to their size.

Mail Express is a software add-in (also sometimes referred to as a plug-in) compatible with Microsoft Outlook. The add-in transparently redirects e-mail attachments for delivery in accordance with administrator-defined policies. Attachments specified in the policy (for example, by type or size) are replaced in the e-mail message with a hyperlink; the files are transferred securely to the Mail Express server. The e-mail recipient clicks the hyperlink and is able to download the files from the Mail Express server using standard web-based download procedures with all communications using HTTPS (SSL or TLS encryption). Mail Express requires no user training because the add-in is transparent from the perspective of the sender and the recipient is able to use a familiar web browser for downloading the attachments. Mail Express was first released in December 2008.

Software-as-a-Service Solution

A Software-as-a-Service, or SaaS, solution delivers a software application over the Internet, or across other networks, to users on an on-demand basis. The SaaS delivery model allows central administration and maintenance of the application with user access provided through a hosted website. SaaS appeals to many prospective customers because it uses cloud computing approaches in which the customer does not need to install special software on the computer systems accessing the application. Also, SaaS eliminates the need for the customer to install and maintain servers and other IT infrastructure to use and maintain the software.

CuteSendIt is a SaaS managed file transfer solution. CuteSendIt allows scalable, value-based licensing of MFT capability. The solution scales from single-user to multi-user licensing with varying file transfer capabilities based, for example, on a maximum number of files, the aggregate data volume for files transferred each month, and the amount of long-term online storage required for the files. Depending on the necessary level of service, CuteSendIt is available in plans ranging from a free plan up to a multi-user plan of $79.99 per month. Users access the CuteSendIt web portal at www.cutesendit.com. From the portal users can upload files to a CuteSendIt hosted server for delivery in accordance with the previously selected licensing. CuteSendIt delivers the files, using SSL encryption for the paid plans, by sending an e-mail message to the recipients. The body of the e-mail message contains text entered by the sender through the portal. The e-mail messages also include hyperlinks to the files. The e-mail recipient clicks the hyperlink and is able to download the files from the CuteSendIt server using standard web-based download procedures. CuteSendIt was first released in July 2008.

Maintenance and Support

We offer maintenance and support, or M & S, contracts for all of our products (except CuteSendIt which is maintained and supported as a Software-as-a-Service Solution). These M & S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of the contract. Standard technical support services are provided via e-mail and telephone during our regular business hours. Optionally, for EFT Server we offer a Platinum M & S contract which provides access to emergency technical assistance 24 hours per day.

Strategy

Our goal is to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange. Secure information exchange includes file access, file transfer, collaboration, and facilitation of network-based transactions, delivered with the appropriate levels of security, management, and monitoring of the exchanged data and information.

File access and file transfer are core elements of the MFT market space. We have continued to solidify our leadership in this space by developing new solutions, including those necessary to address broader secure information exchange requirements. For example, we have developed several add-on modules for our EFT Server solution, including an Applicability Statement 2 (AS2) module released during 2008. The AS2 add-on module allows manufacturing and retail customers to efficiently connect their supply chains to key suppliers and trading partners. Previously introduced solutions include Auditing and Reporting (ARM), Secure Ad Hoc Transfer (SAT), and High Security Payment Card Industry (HS-PCI) modules. We also introduced Mail Express and CuteSendIt during 2008 to extend our market reach into the e-mail attachment delivery and SaaS markets. We also continued development of our WAFS, CDP, and CuteFTP solutions.

We have achieved substantial market recognition, in the form of certifications, validations, and analyst ranking, for our continued development of secure information exchange solutions. For example, during 2008 we received Federal Information Processing Standards (FIPS) 140-2 Level 1 validation of GlobalSCAPE Cryptographic Module embedded in Secure FTP Server. Secure FTP Server FIPS version 3 and CuteFTP Pro version 8 also received the Certificate of Networthiness (CoN) from the US Army Network Technology Command (NETCOM) during 2008. Our receipt of this certificate enables Army installations worldwide to install and operate Secure FTP Server FIPS version 3 and CuteFTP Pro version 8. Overall, we have a very strong combination of capabilities which led to Gartner Group’s placing GlobalSCAPE in the market leader quadrant of the Magic Quadrant for Managed File Transfer during 2008.

Through our continued solution developments, industry certifications, and product validations, we are well positioned to solidify our leadership in the MFT market and, potentially, enter other promising market spaces. We believe our continued growth will come not only through the further development of our server-based MFT solutions, Secure FTP Server and EFT Server and associated maintenance and support (which, together, represented over two thirds of our 2008 revenues) but also through continued development, sales, and marketing of other solutions. We also may partner or acquire companies and technologies as necessary to further evolve our solution portfolio or potentially enter adjacent markets synergistic with our current core capabilities. We believe our solutions will continue to provide the best-value for businesses seeking to establish or enhance their secure information exchange capabilities.

Key elements of our strategy are:

Continue to enhance and develop our solutions. We have transitioned from a consumer products business to a leader in enterprise MFT solutions since our inception in 1996. We will continue to develop our offerings as demonstrated during 2008 by our delivery of new solutions such as Mail Express, CuteSendIt, the AS2 module for EFT Server, CuteFTP Lite, and foreign-language, or localized versions of CuteFTP. We expect to sustain substantial research and development investments, including longer lead time activities such as market research and concept development. We believe such investments will best enhance our strategic market position and facilitate identification, development, and introduction of promising new solutions. We established a milestone-based go-to-market process during 2008 as the framework for measuring and monitoring our continued research and development activities. The go-to-market milestones support ongoing technical, financial, and market-based assessments of research and development activities throughout each phase of the solution lifecycle, starting with concept inception. Specific research and development activities may be continued, modified, deferred, or terminated during the progression through the milestones. We believe this structured approach, over time, will allow us to deliver new and enhanced solutions in accordance with our strategy.

Pursue strategic solution partnerships and acquisition opportunities. We will continue to look for opportunities to acquire or add synergistic products or technologies that support our continued leadership in the MFT market and potential entry into other promising markets. For example, in September 2006, we acquired Availl which allowed us to add our WAFS and CDP products. Similarly, in 2008 we acquired certain aspects of the CuteSendIt intellectual property through a minor purchase transaction. We will continue to seek potential acquisitions and strategic partnerships as part of ongoing make/buy/partner determinations.

Continue to develop our sales capabilities. We have grown from a company selling consumer products such as CuteFTP mostly over the Internet, to a market leader recognizing over 80 percent of revenues from direct enterprise sales and reseller relationships. We plan to continue strengthening our direct sales capabilities, including reaching additional buying decision makers through our new solutions. During 2008, we also established new reseller relationships. For example, we announced the establishment of QBS Distribution as a channel partner to enhance distribution of our solutions in the UK and Ireland. We also announced that we have joined the Cisco Technology Developer Program under the Unified Communications solution category. We believe that this program potentially will provide an additional channel for our solutions. We will continue to leverage our certifications, validations, market position, and reseller relationships to pursue larger orders such as the $2.8 million sale to the US Army in 2007. Such sales require longer sales cycles, so we plan to invest in the partnerships, channels, and staff necessary to identify the opportunities, cultivate the necessary relationships, finalize the solution offerings, and realize these orders. In addition to these direct and indirect sales activities, we expect to continue selling certain solutions, especially our consumer products, some enterprise solutions like Secure FTP Server, and our SaaS solutions over the Internet.

Continue to develop our online marketing capabilities. We believe we have significant expertise in driving online sales via online marketing activities, including product placement on third party sites such as search engines and referral sites, and electronic mail campaigns. This type of sales activity is particularly well suited to certain lower priced products because of the lower cost of sale. We intend to continue to leverage our established Web presence to drive online sales as well as supporting direct and reseller sales efforts.

Establish a more robust strategic marketing capability. Despite our transition to a leading, enterprise MFT solution provider, our brand remains closely tied to the original CuteFTP consumer product line. We believe further development and market recognition of the GlobalSCAPE corporate brand will provide additional context for further enterprise sales into the MFT market and other market segments. We plan to increase our market exposure through increased marketing communications activities, strengthening of analyst and media relationships, and brand building. We intend to retain an outside marketing firm to develop more strategic go-to-market campaigns in concert with our leadership team and employees. We will conduct these go-to-market campaigns in concert with broader corporate brand building initiatives.

Increase our maintenance and support business. Maintenance and support, or M & S, contracts are an important part of our offering for our enterprise solutions, including Secure FTP Server, EFT Server, WAFS, and Mail Express. We believe that a robust M & S backlog provides a basis for greater revenue stability and longer-term strategic investment. We intend to continue highlighting and enhancing our customer service capabilities, and delivering attractive solution upgrades, to facilitate growth of our M & S business.

Sales and Marketing

Since 2003, we have increased our emphasis on developing our direct sales staff and reseller channels to capture those sales that require individual attention. For example, sales of our more complex enterprise solutions, such as Enhanced File Transfer Server, WAFS and Mail Express, sales to larger enterprises and sales of M&S contracts are delivered by our direct sales staff and resellers. We require training, testing and professional development of our sales people to ensure that they are capable of meeting the needs of our prospects and customers.

We also sell our FTP Client Programs, such as CuteFTP, as well as Secure FTP Server and certain of our enterprise solution add-on modules via download from our Web site, www.globalscape.com. Prospective buyers may use certain of our software products free during an evaluation period of up to thirty days. The programs are automatically disabled if a license is not purchased by the end of the trial period. Our current products typically range in price from $24.99 to $2,400 per license. Prior to 2006, the majority of our software sales had been made online using a credit card. While we continue to sell products over the Internet, this has become a less significant sales channel as we have grown our direct sales organization and reseller network. Our software is also available for download from a variety of independent Internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia. We provide free customer support via a searchable knowledge base on our Web site and sell “live” support and maintenance packages.

Our marketing activity during 2008 consisted mostly of online paid advertising, for example, Google Ads, leverage of natural search-engine results, and press releases. We also leverage our website for certain marketing communication activities and attend occasional industry trade shows.

The CuteFTP products, in particular, are well known and easy to install and use. This makes them good products for attracting users to our website. We conduct periodic search-engine optimization to enhance our ranking for particular key words in natural search results of major search engines.

Customers

Our solutions have been sold to approximately 95 of the Fortune 100. Our customers are international, with our products having been sold into more than 150 countries.

We derive most of our revenue from commercial customers in the US, UK, Canada, and Australia. Our primary commercial vertical markets include finance, health care, energy, retail, manufacturing, and engineering.

We have a significant customer base in the local, state, and federal government spaces. In the federal government sector, the US Army Contracting Agency ITEC4 purchased $2.8 million of our solutions, in our largest single sale, in 2007. We continue to pursue additional government business, including customers at the local, state, and federal level, by leveraging our certifications and industry validations.

Seasonality

Our products are marketed to individuals as well as large organizations. As a result of this mix within our customer base, we did not experience seasonality in our sales during 2008, nor do we expect seasonality to have a significant impact on sales in 2009.

Network and Equipment

We have contracted with various network providers for Internet access. Our arrangements provide for redundancy in the event of a failure, and also for expansion of available bandwidth in the event that there is a dramatic increase in demand. To protect critical customer data, GlobalSCAPE’s Internet shopping cart utilizes SSL encryption. We have dedicated servers on and off site and expansion plans in place to allow rapid and cost effective scalability. Our offsite servers and data backup procedures provide a warm backup to our onsite servers for contingency purposes. The backups are performed in accordance with our Disaster Recovery Plan.

Research and Development

Our internal software engineers are responsible for software design, managing the development process, testing and quality assurance. We utilize offshore developers for a large portion of the coding phase of software development for certain products. All phases of development, including scope approval, functional and implementation design, object modeling and programming, are subject to extensive internal quality assurance testing. Our use of external developers allows us to tap into a highly skilled labor pool, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

For the years 2008, 2007 and 2006, GlobalSCAPE spent approximately $2,820,000, $1,919,000 and $1,230,000, respectively, on research and development all of which was expensed. We expect to continue to increase our research and development spending in 2009 as we focus on improving our current products and introducing new products.

Competition

The file management, content management and Web development software market sectors are intensely competitive, subject to rapid change and are significantly affected by new product introductions and other activities of market participants. Our primary competitors vary by product and are listed below.

CuteFTP. CuteFTP exists in a highly competitive environment with numerous FTP software utilities available on the Internet. We believe our primary competitors are WS_FTP from Ipswitch, Inc. and FTP Voyager by Rhino Software, Inc. CuteFTP was the second Windows-based FTP client to market and is consistently the most frequently downloaded FTP client on popular download sites. CuteFTP Mac, our FTP client for the Macintosh platform, competes with Fetch, by Fetch Softworks, Interachry, by Stairways Software Pty Ltd., and Transmit FTP, by Panic Inc.

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

Secure FTP Server. Secure FTP Server competes against a limited number of secure Windows-based FTP servers. We believe our primary competitors are WS_FTP Server Serve-U, and JSCAPE. Secure FTP Server has the advantage of leveraging the success of CuteFTP Pro through product integration, offering proprietary extensions to the FTP protocol, and cross-marketing efforts to an existing customer base.

Enhanced File Transfer Server. Enhanced File Transfer Server competes in the managed file transfer server market. We believe our primary competitors are Axway (Tumbleweed), Sterling, Proginet, SSH’s Tectia and Ipswitch (with their purchase of MOVEIt DMZ). Enhanced File Transfer Server has the advantage of being very cost effective in its market while leveraging and extending the security and file management features of our other FTP products.

WAFS. WAFS competes in the Wide Area File Services/Storage market. We believe our primary competitors are Riverbed, Blue Coat (Packeteer) and Cisco, who are delivering proprietary based appliances. We believe that WAFS has the advantage of being a software only solution which leverages corporate infrastructure and minimizes the total cost of ownership.

CDP. Continuous Data Protection competes in the highly competitive CDP market. We believe our primary competitors are CA XOsoft, Doubletake and Symantec/Veritas. We believe that CDP has the advantage of transparently and continuously capturing data from local and remote servers, eliminating the backup window and restoring data rapidly.

Mail Express. Mail Express competes in areas of the file transfer market associated with e-mail attachment offloading. We believe our primary competitors are Accellion, Proginet, Leapfile, and Biscom. Mail Express has the advantage of centralized policies for outbound file attachments and a transparent end-user experience, which allows for rapid customer deployments.

CuteSendIt. CuteSendIt competes in the Software-as-a-Service, or SaaS, part of the file transfer market. There are a large number of competitors, but we believe our primary competition includes YouSendIt, DropSend, SendThisFile, Box.net, and Pando. CuteSendIt has the advantage of offering additional users, allowing larger files to be sent, and providing additional file tracking, all for a lower price than the primary competition.

We have limited information regarding our products’ market shares in their respective categories. Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do. Significant competition characterizes the markets for our products and we anticipate that we will continue to face increasing pricing pressures from competitors in the future. Moreover, given that there are low barriers to entry into the software market, and the market is rapidly evolving and subject to rapid technological change, we believe that competition will persist and intensify in the future. With these market forces we have experienced price decreases on some products over the last several years and price pressure from free and low cost competitors in 2008. A reduction in the price of our products would negatively affect gross margins as a percentage of net revenues, and would require us to increase software unit sales, in order to maintain net revenues at existing levels. For more discussion on the risks associated with our competition, you should read the information under “Risk Factors—Risks Related to Operations.”

Governmental Regulation

All of our products are subject to U.S. export control laws and applicable foreign government import, export and/or use requirements. Minimal U.S. export restrictions apply to all products, whether or not they perform encryption functions.

The Export Administration Regulations of the U.S. Department of Commerce regulate the export of most commercial products with encryption features. Under regulations issued by the Department of Commerce in January 2000, encryption products of any key length may be exported, after a one-time technical review, to non-governmental end-users around the world, except for embargoed countries and specific prohibited end-users. Encryption products may be exported to governmental end-users under special Encryption Licensing Arrangements or individual export licenses that may be issued at the discretion of the Department of Commerce. In October 2000, the Department of Commerce further revised the Export Administration Regulations to relax some reporting requirements and to remove the export licensing requirement for shipments to governmental end-users in 23 countries, including most of the United States’ major trading partners. In June 2002, the Department of Commerce amended the encryption regulations again to conform them to the control lists implemented by other countries that are also members of the Wassenaar Arrangement. The encryption regulations were again modified in October 2008. We are in the process of reviewing the impact of these regulations on our products and services and understand the need to comply. We will complete technical reviews on any new products that we acquire or develop that may be subject to the requirements before we can export them. For the export of some of our products, we are subject to various post-shipment reporting requirements.

We believe that the changes to the export regulations allow our products to be exported more quickly and with more strength and, therefore, be more competitive with products from foreign producers. However, the export regulations may be modified at any time. In light of the ongoing discussions regarding anti-terrorism legislation in the U.S. Congress, there may be an increased risk that export regulations may be modified in the future. Modifications to the export regulations could reduce or eliminate our ability to export some or all of our products from the U.S. without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the U.S. that would not be subject to these restrictions.

Intellectual Property

We regard some of the features of our internal operations, software, and documentation as proprietary and rely on copyright, patent, and trademark and service mark laws and trade secret protection, such as confidentiality procedures, contractual arrangements, non-disclosure agreements and other measures to protect our proprietary information. Our intellectual property is an important and valuable asset that enables us to gain recognition for our products, services, and technology and enhance our competitive position and market value.

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees and independent contractors, distributors, and corporate partners, and we enter into license agreements with respect to our software, documentation, and other proprietary information. Our standard license agreements are transferable only in limited circumstances and have a perpetual term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment, and networks.

Our trademarks, copyrights and technology are central to our business. We protect our intellectual property rights through a combination of licenses, trademarks, service marks, copyrights, trade secret laws and restrictions on disclosure.

We have U.S. federal trademark registrations for GlobalSCAPE and design, CuteFTP, CuteFTP Pro, CuteMx, PureCMS and design, CuteHTML, CuteZIP, CuteMAP, CuteSITE Builder and design, Availl and SnapEdit and pending U. S. federal trademark applications for Enhanced File Transfer Server and design, Mail Express and design, and CuteSendIt. We have obtained twenty-nine United States copyright registrations for all but the most recent versions of our software applications, and have applied for registration for the most recent versions.

We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products, which are licensed by the thousands and sold world-wide, is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. In selling our products, we rely primarily on click-wrap licenses which are not signed in writing by licensees, and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. In addition, the number of patents applied for and granted for software inventions is increasing. Consequently, there is a growing risk of third parties asserting patent claims against us. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking damages resulting from such infringement or indicating that we may be required to obtain a license or royalty from such third parties. For more discussion on the risks associated with our intellectual property, you should read the information under “Risk Factors,” especially “Risks Related to Legal Uncertainty.”

Employees

As of March 6, 2009, we had 72 full-time and part-time employees organized within eight functional areas. The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	10
Research and Development	16
Quality Assurance	6
Marketing	1
Information Services	8
Professional Services	2
Sales	17
Customer Support	12

Total	72

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

Risks Related to Our Operations

Continued turmoil and uncertainly in US and international economic markets could adversely affect our business and operating results.

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers. The current economic downturn has adversely impacted spending on information technology projects as prospects and customers reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

These adverse impacts to customer spending may be directly, and adversely, reflected in our future business and operating results because we believe a substantial part of the MFT spending budget is considered discretionary by our prospects and customers. The perception of MFT solutions spending as discretionary is further reinforced by the existence of low cost, or even free, products that deliver some subset of the capabilities found in our solutions. Given the continued economic downturn, some customers may decide to defer spending for our solutions or may elect to obtain low cost or free “good enough” products as an interim measure. The potential adverse impacts of such decisions may persist for an extended period of time, even well into a period of economic recovery, given that many prospects will not change their IT infrastructure for a considerable period of time once that infrastructure has been installed and is operating adequately.

Adverse financial results from the current economic downturn and uncertainty could include flat, or even decreasing, sales, lower gross and net margins, and impairment of current or future goodwill and long-lived assets. In addition, some of our customers could delay paying their obligations to us. Potentially reduced sales and margins and customer payment problems could limit our ability to fund research and development, marketing, sales, and other activities necessary to sustain and expand our market position.

Regardless of economic conditions, fluctuations in demand for our products and services are driven by many factors and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including competition, product obsolescence, technological change, budget constraints of our actual and potential customers, level of broadband usage, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products declines, our revenues as well as our gross and net margins could be adversely affected.

We may not be able to compete effectively with larger, better-positioned companies, resulting in lower margins and loss of market share.

We operate in intensely competitive markets that experience rapid technological developments, market consolidation, changes in industry standards, changes in customer requirements, and frequent new product introductions and product improvements by existing and new competitors. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors take or gain additional market share in any of our markets, our competitive position could weaken and we could experience a drop in revenues that could adversely affect our business and operating results. To compete successfully, we must maintain a successful research and development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitor strategies as such strategies become apparent, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, we could experience a negative effect on our competitive position and our financial results.

We compete with a variety of companies who have significantly greater revenues and financial resources, partners, resellers and distribution channels than GlobalSCAPE as well as greater personnel and technical resources. For example, CuteFTP and CuteFTP Pro compete with products offered by Ipswitch, Inc. and Microsoft Corporation, EFT Server competes with products from Sterling Commerce, Axway and several other vendors, and WAFS competes with Riverbed Technology and CISCO. Large companies may be able to develop new technologies, across multiple solution spaces, and on more operating systems, more quickly than we can, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements. For example, Sterling Commerce receives substantial maintenance contract revenue annually, providing them with significant resources for product research, development and marketing.

Additional competitors may enter the market and also may have significantly greater capabilities and resources than we do. Some existing competitors also may be able to adopt more aggressive pricing strategies. For example, Ipswitch provides an older version of its file transfer protocol program for free for non-commercial use, and Microsoft includes file transfer protocol functionality in its Internet browser, which it also distributes for free. Increased competition may result in lower operating margins and loss of market share.

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

We sell our products to customers primarily through our direct sales force and through resellers. Sales through these different channels involve distinct risks, including the following:

Direct Sales. A significant portion of our revenues is derived from sales by our direct sales force to end-users. Special risks associated with this sales channel include:

•	Longer sales cycles associated with direct sales efforts;

•	Difficulty in hiring, retaining, and motivating our direct sales force;

•	Substantial amounts of training for sales representatives to become productive, including regular updates to cover new and revised products; and

•

Significant reliance on leads obtained from paid advertising (for example, Google ads) could materially impact direct sales should advertising effectiveness decline due to non-attributable declines in leads, unforeseen search engine algorithm changes, or other occurrences that may adversely impact the lead generation aspects of the direct sales cycle. In addition, increased competition may materially impact the costs associated with such advertising.

Indirect Sales Channels. A significant portion of our revenues is derived from sales through indirect channels, including distributors that sell our products to end-users and other resellers. This channel involves a number of risks, including:

•	Our lack of control over the timing of delivery of our products to end-users;

•	Our resellers and distributors are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause; and

•

Our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors.

If we are unable to develop and deliver new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services, our business and operating results could be adversely affected.

Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have in the past incurred, and we believe that we will continue to incur, significant research and development expenses as we strive to remain competitive. Innovation, new product development, and go-to-market activities involve a significant commitment of time and resources and are subject to a number of risks and challenges including:

•	Developing, sustaining, and appropriately leveraging market intelligence to identify areas of market need that offer potentially high return on investment for solution development;

•	Managing the length of the development cycle for new products and product enhancements, which may be longer than originally expected;

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers;

•	Extending the operation of our products and services to new platforms and operating systems;

•	Entering into new or unproven markets with which we have limited experience;

•

Managing new product and service strategies, including integrating our various security and file replication technologies, management solutions, customer service, and support into unified enterprise security and file replication solutions;

•	Incorporating acquired products and technologies;

•	Developing or expanding efficient sales channels; and

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

We intend to expand our business and therefore expect to expend significant additional resources on research and development, developing our sales force and a more robust reseller program, marketing and potentially entering new or adjacent markets. We may need to expend significant resources to accomplish these goals.

If we do not successfully develop and introduce the new solutions to the market, are unable to improve our direct and channel sales results, or are unable to enter expected new markets, we may not be able to achieve the revenue growth associated with the business expansion expenditures and may not be profitable.

If we lose key personnel we may not be able to execute our business plan.

Our future success depends on the continued services of key members of our management team. These individuals are difficult to replace because of the intense competition for similarly skilled people. In addition, new members of the management team may not be productive for weeks or months as they learn about our solutions, our personnel, and the administrative practices within GlobalSCAPE.

Our ability to develop our software will be seriously impaired if we are not able to use our foreign subcontractors.

We rely on foreign subcontractors to help us develop some aspects of some of our software. If these programmers decided to stop working for us, or if we were unable to continue using them because of political or economic instability, we would have difficulty finding comparably skilled developers in a timely manner. In addition, we would likely have to pay considerably more for the same work, especially if we used U.S. personnel. If we could not replace the contract programmers, it would take us significantly longer to develop certain products and product upgrades.

It may be difficult for us to recruit and retain software developers and other technical and management personnel because we are a relatively small company.

We compete intensely with other internet software development and distribution companies internationally to recruit and hire from a limited pool of qualified personnel. Some qualified candidates prefer to work for larger, better known companies or in another geographic area. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans. Also, relatively recent changes in accounting rules require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

Key personnel have left our company in the past and there likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. In addition, hiring, training, and successfully integrating replacement sales, engineering, and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

We have grown, and may continue to grow, through acquisitions that give rise to risks and challenges that could adversely affect our future financial results.

We have in the past acquired, and we may acquire in the future, other businesses, business units and technologies or intellectual property. Acquisitions involve a number of special risks and challenges, including:

•

Complexity, time, and costs associated with the integration of acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, marketing and technology. The possibility exists that the integration ultimately may not be successful;

•	Diversion of management time and attention from our existing business and other business opportunities during the due diligence activities and throughout the integration;

•	Loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	Assumption of debt or other liabilities of the acquired business, including litigation related to alleged liabilities of the acquired business;

•	The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements;

•	Dilution of stock ownership of existing stockholders, or earnings per share;

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act; and

•

Substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense.

If integration of our acquired businesses is not successful, we may not realize the potential benefits of an acquisition or undergo other adverse effects that we currently do not foresee. To integrate acquired businesses, we must determine and leverage the actual market synergies, sustain and even extend the business performance of the acquired entity, implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests. Through the acquisition, we also may need to enter new adjacent markets in which we have no or limited experience and where competitors in such markets have stronger market positions. The time and expense to market, sell and support new solutions introduce additional risk to current operations.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of profitability from acquired businesses or to realize other anticipated benefits of acquisitions. In addition, because acquisitions of high technology companies are inherently risky, no assurance can be given that our previous or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition. For example, the integration of Availl took longer than anticipated resulting in lower revenue attainment than originally expected.

We utilize “open source” software in some of our products.

The open source software community develops software technology for free use by anyone. We incorporate a limited amount of open source code software into our products. For example, we have relied on open source technology for the encryption features in our CuteFTP Pro, Secure FTP Server products, EFT Server, and Mail Express solutions. We may use more open source code software in the future.

Our use, in some instances, of open source code software may impose limitations on our ability to commercialize our solutions and may subject us to possible intellectual property litigation. Open source code may impose limitations on our ability to commercialize our products because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our solution, and open source software cannot be protected under trade secret law. In addition, it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. From time to time companies that incorporate open source software into their products have been subject to such claims.

Claims of infringement or misappropriation against us could be costly for us to defend and could require us to re-engineer our solution or to seek to obtain licenses from third parties in order to continue offering our solution. We also might need to discontinue the sale of our solution in the event re-engineering could not be accomplished on a timely or cost-effective basis. If any such claim, attempted remediation, or solution discontinuance occur, our business and operating results could be harmed.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

Addressing MFT, WAFS, CDP, Managed E-mail Attachment, and SaaS market needs typically requires very complex products. Therefore, undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our customers’ computing environments also are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the time required to correct these errors.

Errors, failures, or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results. For example, it has taken longer than expected to make the necessary improvements to our WAFS solution and therefore revenues have been lower than originally anticipated.

Increased customer demands on our technical support services may adversely affect our relationships with our customers and our financial results.

We offer technical support services with many of our products. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors or successfully integrate support for our customers. Further customer demand for these services could increase our costs and, without corresponding increasing revenues, adversely affect our operating results.

Our operations potentially are vulnerable to security breaches that could harm the quality of our products and services or disrupt our ability to deliver our products and services.

Information security is a dynamic discipline that historically has faced a threat that develops and emerges in sometimes-unpredictable ways. Third parties may breach our system and information security and damage our products and services or misappropriate confidential customer information. This might cause us to lose customers, or even cause customers to make claims against us for damages. In addition, we may be required to expend significant resources to protect against potential or actual security breaches and/or to address problems caused by such breaches.

Our products may expose customers to invasion of privacy, causing customer dissatisfaction.

Our Secure FTP Server, EFT Server and Mail Express solutions are intended to facilitate information sharing, sometimes by providing outsiders access to a customer’s computer. Such access potentially may make the customer vulnerable to security breaches, which could result in the loss of their privacy or property. Invasions of privacy or other customer harm could result in customer dissatisfaction and possible claims against us for any resulting damages.

Failure to maintain proper and effective internal controls, could affect our ability to produce accurate financial statements, which could result in the restatement of our financial statements or adversely affect our operating results, our ability to operate our business and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Risks Related to Stock Ownership

Our stock price is/may be volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

•	US and global economic conditions leading to general declines in market capitalizations, with such declines not associated with operating performance;

•	Quarter-to-quarter variations in results of operations;

•	Our announcements of new products;

•	Our competitors’ announcements of new products;

•	Our product development or release schedule;

•	General conditions in the software industry; and

•	Investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

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

Accounting charges may cause fluctuations in our quarterly financial results.

Our financial results may be affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets, including acquired product rights;

•	Impairment of goodwill and intangibles;

•	Stock-based compensation expense;

•	Restructuring charges; and

•	Impairment of long-lived assets

For example, we recorded both a goodwill and long-lived asset impairment charge related to our WAFS reporting unit in 2008.

We do not pay dividends on our common stock.

We have not paid a dividend on our common stock and have no plan to do so in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

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

Our directors and executive officers continue to have substantial control over us.

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 47% of our outstanding common stock at December 31, 2008. As a result, these stockholders would have the ability to control GlobalSCAPE and direct its policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted, affecting the value of the stock.

There were options for 3,212,507 shares outstanding under our employee stock option plans as March 1, 2009, of which 1,248,279 were vested as of March 1, 2009. We have filed a registration statement under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

Our corporate office is located in an office building in northwest San Antonio. The annual rent on the eleven year lease of the 21,495 square foot facility averages $584,000. The former Availl office was located in an office park in Andover, Massachusetts called Brickstone Square. In December 2008 we consolidated operations and closed the Andover office. Our lease for the 3,920 square foot facility expires in October 2009. As a sub lessee for the space could not be found we continue to pay out the rent on the space for the remainder of the term. The rent for the remainder of the lease is approximately $55,860, all of which was expensed during the fourth quarter of 2008. We believe the current facility in San Antonio is suitable for our current business needs and that suitable additional space will be available on acceptable terms if needed.

Item 3.	Legal Proceedings

We are not currently involved in any material pending legal proceedings, but may become subject to legal proceedings in the ordinary course of our business. Such claims may result in the expenditure of significant financial and managerial resources.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 4A.	Executive Officers of the Company

James R. Morris Mr. Morris serves as GlobalSCAPE’s President and Chief Executive Officer. Mr. Morris has delivered more than 35 years of innovation and leadership to the fields of information technology, network security, assurance, and operations for both product-centric and independent system consulting solutions.

Mr. Morris served in military intelligence, the civil service, and (for 24 years, most recently) in senior executive positions for leading companies including; General Dynamics (VP), Veridian (VP), Veritect (EVP), Trident Data Systems (SVP), SecureInfo (EVP/GM), and Synteras (VP). Mr. Morris’ skill set combines “state of the possible” solution knowledge mapped to mission objectives to achieve risk tolerance and performance expectations, satisfy compliance and operational objectives, ensure expected return on investment, and develop future strategies and integrated solutions. He has served on numerous industry and government review panels, co-led the Y2K Cyber Assurance cell for the White House, and as an independent advisor for two security product companies. He is a frequent keynote speaker/panelist at trade conferences, published internationally, and has provided the expert view for national news coverage of network risks. Mr. Morris has received advanced training from the national security community and served as a subject matter expert on network security-focused delegations to the Peoples Republic of China and Australia. Mr. Morris’ passion is customer care, solving issues with the best talents, tools, and techniques available in the industry.

Craig A. Robinson Mr. Robinson serves as GlobalSCAPE’s Chief Operating Officer. He has more than 20 years of experience in operations, information technology, information assurance, and R&D. Mr. Robinson is responsible for integrating and enhancing GlobalSCAPE’s business and technical operations across all functions and markets. He has held executive positions for leading companies including Symantec where he sequentially served in several leadership roles, including VP, Managed Security Services; VP, Solution Delivery; and VP, Worldwide Product Marketing. In addition, he has held senior leadership positions at AXENT Technologies (VP, Operations for consulting subsidiary SNCi), META Security Group (COO and CTO), Trident Data Systems (Commercial President and CIO), and most recently, Synteras (General Manager). His executive experience spans companies ranging from start-ups to multi-billion dollar corporations in the commercial and government sectors. Mr. Robinson holds undergraduate and graduate degrees in engineering, both from Stanford University. He also is co-author of the reference Secure Internet Practices (Auerbach Publications).

Mendy R. Marsh Ms. Marsh serves as GlobalSCAPE’s Chief Financial Officer and Treasurer. Ms. Marsh is responsible for presenting and reporting accurate and timely financial information, identifying and reporting on how the company can improve, economic forecasting and modeling, and overseeing the capital structure of the company as well as managing investor relations. Before joining GlobalSCAPE in May of 2008 as the Senior Accountant, Ms. Marsh performed and managed financial statement audits for Deloitte & Touche, LLP,; supervised financial statement audits for companies in a wide range of industries, including manufacturing, oil and gas, not for profit, and real estate; facilitated the training of new hires and seniors from all over the country in Deloitte testing methodology and technology; and researched and provided guidance related to complex accounting issues including derivatives, restricted stock valuation, and discontinued operations. Ms. Marsh holds a B.B.A. and M.S. degree in Accounting, graduated cum laude from Texas A&M University in 2001 and is a Certified Public Accountant in the State of Texas.

Jeffrey Gehring Mr. Gehring serves as GlobalSCAPE’s Vice President of Sales and has been with GlobalSCAPE since November 2004 in that capacity. Mr. Gehring is responsible for the company’s inbound sales, corporate sales and the reseller program. Mr. Gehring was employed by Nextel Partners as Director of Sales in 2004, where he coordinated sales across the country. From 2003 to 2004, Mr. Gehring was Sales Manager for GlobalSCAPE, performing the duties he presently holds. From 2002 to 2003, Mr. Gehring was a principal in a start up business, ConnectOne Telecom, where he got the business off the ground from the organizational stage to operations. Prior to 2002, Mr. Gehring was Director of Sales and Marketing at UDP, a telecommunications billing, order management and customer service software company. In addition to his UDP experience, he has more than 20 years of operational and sales management experience in large and medium-sized businesses, including Unisys, Bell South and Metrocall. His experience includes strategic planning and implementation for companies that require rapid growth, as well as establishing processes and policies that foster world-class sales organizations.

Timothy J. Barton Mr. Barton serves as GlobalSCAPE’s Vice President of Operations. He is responsible for product definition, development, and testing, and for the GlobalSCAPE IT infrastructure and web site development. Mr. Barton joined GlobalSCAPE in March of 2006 as the Vice President of Product Development

and Quality Assurance. Prior to joining GlobalSCAPE, he served as Chief Architect of Secure Logix Corporation, where he was responsible for requirements definition and product design. Mr. Barton was employed by Secure Logix form 1998 to 2006 and held positions of Director of Software Engineering and ETM Development Manager prior to becoming Chief Architect in 2005. Prior to Secure Logix, Mr. Barton held positions of Research Analyst and Senior Research Analyst at Southwest Research Institute where he developed software for the US Military and NASA. Mr. Barton holds a B.S. in Computer Science from Slippery Rock University.

Gregory Hoffer Mr. Hoffer serves as Vice President of New Products and has been employed by GlobalSCAPE since May 2000. Mr. Hoffer is responsible for overseeing all software development and Web development at GlobalSCAPE. Before joining GlobalSCAPE, Mr. Hoffer held software development positions at the consulting firm of Marotz, Inc. Prior to that, Mr. Hoffer managed the IT department and was head of the computer science department at Saint Mary’s Hall, a private school in San Antonio, Texas. Mr. Hoffer received a bachelor’s degree in computer science from Trinity University and is pursuing his master’s degree in computer science.

Douglas Conyers Mr. Conyers serves as Vice President of WAN Acceleration Technologies and has been employed by GlobalSCAPE since March 2007. Mr. Conyers is responsible for total customer satisfaction as they look to enhance and customize GlobalSCAPE solutions based on their company’s requirements. Prior to joining GlobalSCAPE, he held positions as Chief Architect, Director of Systems Engineering and Senior Software Engineer for SecureLogix Corp. Previous to that, he held software engineering positions with both the Southwest Research Institute and Paradigm Simulations. Conyers has a B.S. in Computer Science from Trinity University.

Ted Marchut Mr. Marchut serves as GlobalSCAPE’s Vice President of Consumer Products and has been employed by GlobalSCAPE since July, 2005. Mr. Marchut is responsible for the strategic planning, development and maintenance of the CuteFTP products. Ted served as the Product Manager for CuteFTP from July, 2005 to March, 2008 and for WAFS from December, 2006 to March, 2008. Prior to joining GlobalSCAPE, he spent six years at Pixel Magic Imaging (acquired by Dai Nippon Photo Imaging) as a Product Manager, where he collaborated on the design and coordinated the development of award winning, industry leading, consumer photo kiosks as well as behind the counter photo-lab systems and a photo sharing website.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NYSE Amex Stock Exchange under the symbol “GSB” The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years. All prices listed below prior to July 19, 2007 are over-the-counter market quotations which reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	Common Stock Price
	2008		2007
	High	Low	High	Low
First Quarter (ending March 31)	$5.62	$2.04	$3.35	$2.63
Second Quarter (ending June 30)	$2.53	$1.64	$4.00	$2.13
Third Quarter (ending September 30)	$1.90	$1.17	$5.90	$2.85
Fourth Quarter (ending December 31)	$1.23	$0.76	$7.71	$3.85
Annual	$5.62	$0.76	$7.71	$2.13

On March 13, 2009, the last reported sales price of our common stock on the NYSE Amex Stock Exchange was $0.60 per share. The number of shareholders of record of our common stock as of March 13, 2009 was approximately 2,390.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Item 6.	Selected Financial Data

The following selected financial data is derived from the Financial Statements included in this annual report. This data is qualified in its entirety and should be read in conjunction with the more detailed Financial Statements and related notes included in this annual report and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.

During 2006 we acquired Availl, Inc. This acquisition was accounted for as a business purchase and, accordingly, the operating results of that business have been included in the Financial Statements included in this annual report since the date of acquisition.

Statement of Operations Data:

	2008	2007	2006	2005	2004
Total revenues	$15,792,242	$18,360,341	$10,973,681	$6,678,615	$4,930,660
Operating expenses:
Cost of revenues	188,942	250,439	468,515	279,964	371,242
Selling, general and administrative	10,943,821	10,049,430	6,142,299	3,986,047	3,456,598
Research and development	2,819,791	1,919,253	1,230,400	869,155	727,423
Impairment of goodwill	5,773,010	0	0	0	0
Impairment of long-lived assets	3,243,945	0	0	0	0
Depreciation and amortization	957,036	279,573	99,213	98,071	171,834

Total operating expenses	23,926,545	12,498,695	7,940,427	5,233,237	4,727,097

Income (loss) from operations	(8,134,303)	5,861,646	3,033,254	1,445,378	203,563

Net income (loss)	$(7,659,961)	$3,642,267	$1,962,532	$1,446,704	$200,423

Net income (loss) per common share—basic	$(0.44)	$0.21	$0.13	$0.10	$0.01
Net income (loss) per common share—diluted	$(0.44)	$0.20	$0.12	$0.09	$0.01

Balance Sheet Data:
	2008	2007	2006	2005	2004
Cash and cash equivalents	$6,318,604	$5,214,479	$4,632,666	$2,029,473	$572,959
Working capital	$4,434,602	$5,073,507	$2,749,266	$1,741,354	$341,749
Total assets	$12,219,908	$20,361,858	$16,367,749	$2,901,671	$971,857
Long term debt, less current portion	$—	$—	$3,076,698	$—	$—
Cash dividends per common share	$—	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2008, 2007 and 2006 and related notes included elsewhere in this document.

Overview

We develop, distribute and maintain secure managed file transfer, or MFT, software for individuals and businesses to safely send files over the internet, within an enterprise, or to business partners. We have also developed Wide-Area File Services, or WAFS, collaboration and Continuous Data Protection, or CDP, software. These solutions further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN at local network speeds. In addition, we announced Managed E-mail Attachment and software-as-a-service, or SaaS, information sharing solutions in 2008. The e-mail attachment delivery and SaaS solutions broaden our product portfolio to address the substantial installed base of IT systems with e-mail attachment size limitations and other file delivery infrastructure constraints.

Our product portfolio facilitates delivery of critical information such as financial data, medical records, customer files and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements. In addition, these solutions ensure compliance with some government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our products also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners. We believe these business-to-business, or B2B, aspects of our solution capabilities increasingly will allow us to address adjacent market demands beyond the traditional MFT market space.

The following is a brief description of our products and solutions:

File Management Products—Our file management products are best known for the “CuteFTP” product line. They primarily consist of products that help users securely move and copy files on the Internet. A substantial portion of our revenues are derived from licensing our file management products. Some of our products encrypt the transfers for security using technology similar to a Web browser. The products consist of three product categories; client, server and compression transfer. Our file management product line includes Enhanced File Transfer, or EFT Server, Secure FTP Server, CuteFTP Professional, CuteFTP Home, and CuteFTP Lite.

Wide-Area File Services and Continuous Data Protection Products—Our WAFS products provide a file sharing, collaboration, and replication solution over multiple sites. By keeping all data updated on each location’s file server, each site has instant access to the very latest version. Our WAFS products help prevent opening an old file version without user conflicts. Changes made to data on any server are mirrored on all other servers. WAFS technology can have CDP added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities but doesn’t compromise data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots.

Managed E-mail Attachment Solutions—Our managed e-mail attachment solution, Mail Express, addresses the needs of businesses that prefer to use their legacy e-mail infrastructure to deliver and manage e-mail attachments. E-mail traditionally has been ill-suited to delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than even 10 or 20 MB. Mail Express allows delivery of multi-GB files as e-mail attachments by seamlessly replacing the attachments with links to the files. This approach can ease the load on the e-mail infrastructure and the long-term storage requirements associated with e-mail attachments. Mail Express also allows enhanced tracking and auditing of the file attachments through read receipts and log files.

Software as a Service Solution—Our SaaS solution, CuteSendIt, is a file transfer service for individuals, professionals, and businesses. CuteSendIt uses cloud computing approaches to deliver files through a hosted web portal. This solution approach meets the needs of users who do not have, or wish to invest in, file transfer infrastructure such as FTP servers or even client application software. Users access the CuteSendIt application over the Internet using a standard web browser, securely upload files (up to multi-GB) through the portal, and compose a brief message to accompany the file delivery. CuteSendIt then sends the message to the recipients as the body of an e-mail message. This e-mail message also includes links to the files uploaded through the CuteSendIt web portal. Anyone with an Internet connection can access this service at www.cutesendit.com. There is no software to install with CuteSendIt and no specific knowledge of file transfer is needed to use it. CuteSendIt currently is free to use for a limited number of transfers, and offers various monthly and yearly fee-based plans that meet specific file transfer requirements.

We believe that the future success of our business will be dependent upon our ability to improve our current products and to introduce new products, through research and development, innovations by our employees, strategic partnerships, and possible acquisitions. We intend to continue enhancing our file transfer products to meet the demands of both individual and enterprise users, and to expand into growing markets through strategic partnerships and possible future acquisitions of compatible companies and solutions.

During 2008, we released several enhancements to our established product lines. For example, we introduced an Applicability Statement 2, or AS2, add-on module for EFT Server. The AS2 add-on module allows manufacturing and retail customers to efficiently connect their supply chains to key suppliers and trading partners. Many organizations are migrating to this protocol to reduce costs, and requiring their trading partners to switch to the AS2 protocol. The AS2 add-on module continues our prior practice of developing and releasing additional modules that provide additional sales and up sell opportunities for our server-based file management products. Previously introduced solutions include Auditing and Reporting (ARM), Secure Ad Hoc Transfer (SAT), and High Security Payment Card Industry (HS-PCI) modules.

We also released CuteFTP Lite and localized versions of CuteFTP during 2008. CuteFTP Lite has a relatively simple user interface and adds an entry-level FTP product to our consumer product portfolio. The localizations of CuteFTP delivered during 2008 provided simplified Chinese, Russian, Spanish, German, French, Portuguese and Turkish versions of this popular consumer product and should, over time, enhance our ability to penetrate international markets.

During 2008, we continued to develop our WAFS and CDP products, focusing on enhancements aligned with our other server product development approaches. In particular, we updated the software using customer service feedback and our standard software development practices. The WAFS update included a significant part of the software originally acquired from Availl. Our WAFS/CDP revenues continued to lag behind management estimates during 2008 as we continued to develop the necessary product enhancements. Management believes the overall WAFS market growth outlook has slowed considerably as well, based on conversations with industry analysts and sales trends observed during 2008. The 2008 WAFS sales led to the impairment of goodwill and long-lived assets associated with the 2006 acquisition of Availl.

Our continued product enhancements yielded important industry validations and recognition during 2008. For example, the GlobalSCAPE Cryptographic Module embedded in the Secure FTP Server product achieved Federal Information Processing Standards, or FIPS, 140-2 Level 1 validation. FIPS 140-2 specifies the security requirements for cryptographic modules used to protect sensitive information. To achieve validation, cryptographic modules are subjected to rigorous testing by independent, accredited test facilities. FIPS 140-2 validation is required by most Government departments, including the Department of Defense, to protect the integrity of files that cross their networks. Similarly, companies in the healthcare, financial and manufacturing markets are under pressure to ensure that customer and patient information is protected.

Secure FTP Server FIPS version 3 and CuteFTP Pro version 8 also received the Certificate of Networthiness (CoN) from the US Army Network Technology Command (NETCOM) during 2008. A CoN is required for all systems operating within the Army Enterprise Infrastructure, or AEI. The AEI includes the key information technology systems that provide the Army with agile and adaptive capabilities, powered by net-centric, interoperable access to knowledge, systems, and services. The CoN signifies successful completion of a stringent assessment to ensure Army automated information systems are secure, supportable, sustainable, and compatible with the AEI. Our receipt of this certificate enables Army installations worldwide to install and operate Secure FTP Server FIPS version 3 and CuteFTP Pro version 8.

In addition to product enhancements, we released two new solutions (Mail Express and CuteSendIt) during 2008. Mail Express broadens our solution portfolio to include direct, seamless integration with e-mail delivery systems such as Microsoft Outlook. Mail Express potentially allows us to leverage our MFT capabilities into a substantial installed base of e-mail solutions. CuteSendIt additionally introduces a SaaS solution to our portfolio. The SaaS solution is particularly attractive to some customers because it uses cloud computing approaches to deliver large files without requiring on-premises equipment installations or even customer awareness of the specific file delivery systems and associated technologies.

We intend to use strategic partnerships or acquisitions as necessary to further enhance our solution portfolio, expand our sales channels, and enter adjacent markets. For example, during 2008 we joined the Cisco Technology Developer Program as part of the program’s Unified Communications solution category. The Cisco

Technology Developer Program unites Cisco with third-party developers of hardware and software to deliver tested interoperable solutions to joint customers. In addition, we established QBS Distribution as a channel partner to enhance distribution of GlobalSCAPE’s market-leading secure file transfer software in the UK and Ireland. The entire GlobalSCAPE product line is available through QBS Distribution.

Our accomplishments during 2008 and in prior years resulted in the company being positioned in the Leader’s Quadrant of the Gartner Magic Quadrant for the MFT market. The Magic Quadrant, and associated Gartner report, helps companies evaluate MFT vendors based on their ability to execute, and completeness of vision. From this position of MFT market leadership, we are positioned to assess and potentially pursue entry into adjacent market spaces as our business traction and economic conditions indicate the potential attractiveness of these markets.

Liquidity and Capital Resources

The Company has a strong working capital position resulting from net profits from operations over 18 of the last 19 consecutive quarters and capital raised in a 2006 equity sale. At December 31, 2008, our net working capital position was approximately $4.4 million. We had cash available of $6.3 million and we continue to generate cash from operating activities. The Company had a $750,000 line of credit with Silicon Valley Bank which expired in September 2008 that was never used and the Company chose not to seek renewal. We rely on existing cash and cash flows from operations to fund our operations.

Our capital requirements principally relate to our need to enhance our existing products and to develop new products, which primarily consist of research and development expenses and expenses for people and the elements that support their work. By comparison, we do not spend large sums on capital equipment. Over the past three years, we spent $1,617,332 in 2008, $175,779 in 2007 and $150,926 in 2006 for equipment. Capital expenditures were higher in 2008 primarily as a result of the move to new office space in San Antonio.

Our total revenues decreased 14% in 2008 when compared to 2007. This decrease in revenue is attributable mostly to the inclusion of a single $2.8 million US Army sale in our 2007 revenues. Excluding this sale, our total revenues increased by 2% in 2008 when compared to 2007. Our enterprise level server products for MFT, (EFT Server and SecureFTP Server, plus associated modules) accounted for 69% of our revenues in 2008, including maintenance and support agreements. Prior to 2006, we were largely dependent upon sales of CuteFTP Home and CuteFTP Professional, which accounted for 51% of our revenue in the year-ended December 31, 2005, and represented larger percentages of sales in earlier years. The actual sales of these products remained relatively flat during 2006 and 2007, and declined by approximately 22% in 2008 when compared to 2007. In 2008, sales of these products represented approximately 17 % of our total revenues. WAFS and CDP combined for approximately 16% of our revenues in 2008, the same as in 2007.

Because our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline, our cash flow from operations will also decline. If sales decline or if our liquidity is otherwise under duress, management could substantially reduce discretionary and capital spending, and personnel-related expenditures. We may also sell equity securities or enter into credit arrangements in order to finance future acquisitions or licensing activities.

Net cash provided by operating activities was $3,682,542, $5,213,674 and $2,604,274 in 2008, 2007 and 2006, respectively. This increase in cash for each year is generally the result of net income. Significant non-cash add backs in 2008 include the goodwill and long lived asset impairment, offset by a large non-cash decrease in deferred taxes. The remainder of the change in cash provided by operating activities is due to changes in working capital.

Our investing activities have typically been for the purchase of computer equipment and software. However in 2006, approximately $7.6 million was used for the purchase of Availl and in 2008 a large portion of our investing activities was related to the move into our new office space.

Our financing activities over the past three years have primarily related to funding the acquisition of Availl. The cash used to make this acquisition came from a $5 million term loan from Silicon Valley Bank. We repaid $400,000 of the loan in 2006 and $4.6 million in 2007 from the cash generated from our operations and a stock offering completed in November 2006. We have also sold stock through the exercise of employee stock options. We also used our own cash for the repurchase of shares of our common stock, in the amount of $978,382 and $527,558 in 2008 and 2007, respectively.

In order to finance the cash portion of the purchase price in the purchase of Availl, GlobalSCAPE entered into a Loan and Security Agreement dated September 22, 2006 with Silicon Valley Bank. The Loan Agreement with Silicon Valley Bank provided for a $5.0 million term loan and a $750,000 revolving credit facility. We repaid the balance of the term loan on March 1, 2007. The revolving credit facility expired in September 2008 and no borrowings were made against it.

At December 31, 2008, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, intellectual property, products or businesses related to our current business strategy. We moved to a new San Antonio facility in 2008. We may purchase additional fixed assets and make additional leasehold improvements in connection with moving into this facility.

The following table summarizes our contractual obligations at December 31, 2008, consisting of future minimum payments under operating leases:

	Payments Due by Fiscal Year
	2009	2010 - 2012	2013 - 2015	2016 and thereafter	Total
Contractual Obligations
Building Lease	$402,711	$1,040,552	$1,040,552	$1,156,168	$3,639,983
Equipment Leases	7,392	16,448			23,840

	$410,103	$1,057,000	$1,040,552	$1,156,168	$3,663,823

New Accounting Pronouncements

In April 2008, the FASB finalized Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The implementation of this pronouncement is not expected to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 R(revised), Business Combinations. This standard changes the accounting for business combinations by requiring that an acquiring entity measures and recognizes identifiable assets acquired and liabilities assumed at the acquisition date fair value with limited exceptions. The changes include the treatment of acquisition related transaction costs, the valuation of any noncontrolling interest at acquisition date fair value, the recording of acquired contingent liabilities at acquisition date fair value and the subsequent re-measurement of such liabilities after acquisition date, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals subsequent to acquisition date, and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

We do not expect the adoption of SFAS No. 141(R) to have a material impact on our financial statements unless we undertake an acquisition in 2009 and beyond.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option on January 1, 2008 and this statement will not have a material impact on the Company’s financial statements and related disclosures.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of goodwill, impairment of long-lived assets, accounting for research and development costs, allowance for doubtful accounts, accounting for income taxes, and accounting for stock-based compensation.

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry, including Statement of Position 97-2, Software Revenue Recognition, and Staff Accounting Bulletin (SAB) Nos. 101 and 104, “Revenue Recognition”.

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred or service has been rendered, the fee is fixed and determinable, and collectability is probable. In making these judgments, we evaluate these criteria as follows:

•	Evidence of an arrangement. We consider a non-cancelable written agreement signed by us and the customer to be persuasive evidence of an arrangement.

•

Delivery has occurred. We consider delivery to have occurred when a compact disc or other medium containing the licensed software is provided to a common carrier or in the case of electronic delivery, the customer is given electronic access to the licensed software. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

•

Fixed or determinable fee. We consider the fee to be fixed or determinable unless the fee is subject to refund or adjustment or is not payable within normal payment terms. If the fee is subject to refund or adjustment, we recognize revenue when the refund or adjustment right lapses or the return is estimable. For arrangements with extended payment terms, we recognize revenue as amounts become due and payable or as cash is collected. We grant a limited right of return to our customers.

•

Collection is deemed probable. We conduct a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon our evaluation, we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon cash collection.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product support, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $2.8 million as of December 31, 2008, of which approximately $144,000 was classified as “Other long term liabilities” in the balance sheets. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period.

While the above noted accounting standards govern the basis for revenue recognition, judgment and the use of estimates are required in connection with the allocation of revenue between software license revenue and maintenance and support revenue, as well as the amount of deferred revenue to be recognized in each accounting period. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and increasing flexibility in contractual arrangements could materially impact the amount recognized in the current period and deferred over time.

Valuation of goodwill and intangible assets

Goodwill. We assess goodwill and intangible assets with indefinite life for impairment within our reporting units annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The provisions of SFAS 142 require that a two-step impairment test be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the equity assigned to that unit, goodwill is not considered to be impaired and we are not required to perform further testing. If the carrying value of the equity assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of that reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the excess.

To determine the reporting units’ fair value in the current year evaluation, we use the income approach under which we calculate the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. Our cash flow assumptions are based on historical and forecasted revenue, operating costs, growth rates and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in goodwill impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

During the performance of our annual impairment test and in conjunction with our budgeting process a review of the projected future sales of our WAFS/CDP products showed a significant decrease in expected future revenues. This decrease was a significant contributing factor in the goodwill impairment charge of approximately $5.8 million.

Intangible Assets. We assess the impairment of other identifiable intangible assets according to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Based upon the existence of one or more indicators of impairment, we measure any impairment of long-lived assets based on a projected undiscounted cash flow method using assumptions determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many triggering factors which could change and cause a material impact to our operating results or financial condition. The Availl purchase largely gained us rights to software; the value of the software on our books and goodwill are linked. Therefore the same analysis of future sales that led us to determine there was a goodwill impairment also led to an impairment of the acquired asset. During fiscal 2008 we recorded an impairment charge of approximately $3.2 million primarily for the write down of identified intangible assets related to the Availl acquisition.

Allowance for Doubtful Accounts

We regularly assess the collectability of outstanding customer invoices and, in so doing; we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates and exceed our related loss allowance.

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Accruals for uncertain tax positions are provided for in accordance with the requirements of FIN 48. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

Results of Operations

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

	2008	2007	$ Change	% Change
Total revenues	$15,792,242	$18,360,341	$(2,568,099)	-14%
Cost of revenues	188,942	250,439	(61,497)	-25%
Selling, general and administrative	10,943,821	10,049,430	894,391	9%
Research and development	2,819,791	1,919,253	900,538	47%
Impairment of goodwill	5,773,010	—	5,773,010
Impairment of long-lived assets	3,243,945	—	3,243,945
Depreciation and amortization	957,036	279,573	677,463	242%

Total operating expenses	23,926,545	12,498,695	11,427,850	91%

Income from operations	(8,134,303)	5,861,646	(13,995,949)
Other income (expense), net	94,131	63,549	30,582	48%
Income tax (benefit) expense	(380,211)	2,282,928	(2,663,139)	-117%

Net (Loss) Income	$(7,659,961)	$3,642,267	$(11,302,228)	-310%

Revenue. We derive our revenues primarily from software sales. Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of maintenance and support agreements. Revenues decreased from $18,360,341 in 2007 to $15,792,242 in 2008. The decrease of approximately $2.6 million or approximately 14% in revenues was attributable to a $2.8 million sale to the US Army in 2007. Excluding this sale, revenues increased by $318,500 in 2008 (or 2% of revenues) as compared to 2007. We believe this revenue performance, while positive, reflects the economic turmoil experienced during the second half of 2008.

The following table reflects revenue by product including the related maintenance and support for each product:

Product	Revenue for the Year Ended December 31,
	2008		2007
Enhanced File Transfer Server	$7,489,119	47.4%	$6,691,982	36.4%
SecureFTP Server	3,363,891	21.3%	5,769,020	31.4%
CuteFTP Professional	1,953,354	12.4%	2,438,085	13.3%
CuteFTP Home	796,120	5.0%	1,102,458	6.0%
WAFS	2,333,622	14.8%	2,711,605	14.8%
CDP	71,572	0.5%	187,996	1.0%
All Others	329,788	2.1%	411,274	2.2%
Deferred Revenue adjustment	(545,224)	-3.5%	(952,079)	-5.4%

Total Revenues	$15,792,242	100.0	$18,360,341	100.0

Maintenance and support (net of deferred revenues)	$4,890,355	31.0%	$3,534,144	19.2%

Sales of our SecureFTP Server and EFT Server products declined by 13%, to $10.9 million in 2008 from $12.4 million in 2007. This decrease in revenue was attributable mostly to the inclusion of a single $2.8 million US Army order (for SecureFTP Server and CuteFTP) in our 2007 revenues. Excluding this single order, sales of SecureFTP Server and EFT Server increased by 11% in 2008 when compared to 2007. In total, our Secure FTP Server and Enhanced File Transfer products represented approximately 69% of our total revenues in 2008 as compared to 68% in 2007.

Revenues from CuteFTP decreased by 22% from $3.5 million in 2007 to $2.7 million in 2008 and accounted for approximately 19% and 17% of total revenues in 2007 and 2008, respectively. This decrease was the result of the continuing maturity of the CuteFTP product line and the availability of low cost alternatives to occasional users. We believe that our reliance on the CuteFTP products, and the percentage of revenue derived from these products, will continue to decline as we continue to grow sales of our enterprise products.

In addition, because of the more complex nature of SecureFTP Server, Enhanced File Transfer, WAFS and CDP (compared to CuteFTP), purchasers of those products require increased maintenance and support. As a result, our maintenance and support revenues increased by 38% from $3,534,144 in 2007 to $4,890,355 in 2008, net of deferred revenue. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

WAFS and CDP products accounted for approximately 15% of total revenue for 2008, approximately the same percentage of revenue as in 2007. The WAFS/CDP revenues have not increased as originally anticipated due to continued development activity necessary to position the product for broader market adoption. The amount of time required to make improvements to our WAFS and CDP products that we believe are necessary have been greater than originally expected. We plan to release an upgraded version of the WAFS software in the first half of 2009 and expect this version will solidify the revenue for this product line and provide a platform for further development.

We introduced our managed e-mail attachment solution (Mail Express) late in 2008 and expect to gain market traction with this product during 2009. Similarly, we launched CuteSendIt as a SaaS solution in mid-2008 and believe it will contribute synergistically to additional sales of our other solutions.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products. Cost of revenues decreased by approximately 25% between periods from $250,439 in 2007 to $188,942 in 2008. Royalty expenses, the major component of cost of revenues, declined primarily as the result of the non-renewal of the third party software distribution agreement with Beehive, Hannon Hill, G&K, and Visicom. Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, professional fees, rent, bad debt and credit card transaction fees. Selling, general and administrative expenses increased by approximately 9% from $10,049,430 in 2007 to $10,943,821 in 2008. As a percentage of revenue, SG&A increased to 69% of revenue in 2008 from 55% of revenue in 2007. These increases were primarily the result of significant increases in salary and wage and advertising expenses as well as increases in recruiting, health insurance, office rent, board of director fees, restructuring costs and bad debt expense. These increases were offset by decreases in professional fees, meals and entertainment, certifications, SEC fees, and contract labor.

The increases in salary expense of $830,000 were largely due to the addition of several highly paid employees including a new CEO, COO, a high level senior engineer and three sales staff for the Mail Express product line; as well as the payment of severance to two retired executives. The higher recruiting costs of $156,000 were a result of the search for the CEO and CFO positions that were open during the year. Increased office rent of $165,000 was due to the new facility that we moved into in May 2008, and increased bad debt expense of $106,000 was due to a change in estimate methodology. Restructuring costs of $229,000 were due to the closing of the Andover, Massachusetts office in December 2008.

The $165,000 decrease in professional fees was largely due to items in 2007 that did not recur in 2008, namely a stock offering and a research and development tax credit study. Meals and entertainment expenses decreased $60,000 as a result of fewer people traveling back and forth to the Andover office in 2008 as compared to 2007 and no sales promotion trip in 2008. Certifications decreased $61,000 due to the reversal of a previous accrual. The Company had accrued amounts in anticipation of obtaining certain industry certifications during 2008. The certifications that related to that accrual did not occur and therefore the accrual was reversed in 2008. SEC fees decreased $56,000 due to the non-recurring fees charged in 2007 related to the stock offering and contract labor decreased $68,000 due to a web developer used in 2007 that was not used again in 2008.

Research and Development. Research and development expenses increased by approximately 47% from $1,919,253 in 2007 to $2,819,791 in 2008 based on a strategic decision to focus on product development. This increase was largely due to the addition of 8 employees in the engineering department. Overall, we have grown our research and development capability to deliver enhanced versions of our legacy products while defining, developing, and launching new solutions. During 2008, we also implemented an improved go-to-market process to further facilitate new concept research and development.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization expense increased by $677,463, or approximately 242%, year over year. This increase was largely related to the amortization of intangible assets. In 2007 there was only three months of amortization versus a full year in 2008. Also, a change in estimated useful life, from 10 years to 5 years, of one of the assets during fourth quarter caused an increase of approximately $156,000. In addition, depreciation increased due to an increase in leasehold improvements due to the move into the new office space.

Impairment. During 2008 we performed an analysis of the future expected cash flows from the sale of the WAFS and CDP products. This analysis revealed a significant decrease in cash flows as compared to original expectations when Availl was purchase in 2006. Therefore in accordance with US GAAP an impairment charge of $5.8 million was recorded against the goodwill and an impairment charge of $3.2 million was recorded against the software intangible asset.

Other Income (Expense), Net. Other income/expense increased $30,582 or 48% from 2007 to 2008. This increase was due to an increase in interest income earned, which was largely the function of a larger cash balance, in addition to decreased interest expense in 2008 as compared to 2007. The lower interest expense was due to the payoff of the loan balance during 2007.

Income Taxes. Our effective income rates were approximately 5% and 39% for 2008 and 2007, respectively. This decrease was largely due to the pre-tax loss caused by the impairment of goodwill and intangible assets in 2008.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

	2007	2006	$ Change	% Change
Software product revenues	$18,360,341	$10,973,681	$7,386,660	67%
Cost of revenues	250,439	468,515	(218,076)	-47%
Selling, general and administrative	10,049,430	6,142,299	3,907,131	64%
Research and development	1,919,253	1,230,400	688,853	56%
Depreciation and amortization	279,573	99,213	180,360	182%

Total operating expenses	12,498,695	7,940,427	4,558,268	57%

Income from operations	5,861,646	3,033,254	2,828,392
Other income (expense), net	63,549	(67,104)	130,653	-195%
Income tax expense	2,282,928	1,003,618	1,279,310	127%

Net Income	$3,642,267	$1,962,532	$1,679,735	86%

Revenue. Revenues increased from $10,973,681 in 2006 to $18,360,341 in 2007. The increase of $7.4 million, or approximately 67%, was the result of increased sales of our WAF Systems, Secure FTP Server Systems and EFT products. In addition, in May 2007, we received a substantial order from the U.S. Army for Secure FTP Server, SSH Module and CuteFTP Professional software licenses, with maintenance, starting at an initial purchase of $2.5 million in software licenses and $300,000 in initial maintenance and support revenue through May 2008. This sale represented approximately 14.5% of our revenues in 2007.

The following table reflects revenue by product including the related maintenance and support for each product:

Product	Revenue for the Year Ended December 31,
	2007		2006
Enhanced File Transfer	$6,691,982	36.4%	$4,170,938	38.0%
SecureFTP Server	5,769,020	31.4%	2,521,994	23.0%
CuteFTP Professional	2,438,085	13.3%	2,405,970	21.9%
CuteFTP Home	1,102,458	6.0%	1,044,593	9.5%
WAFS	2,711,605	14.8%	600,373	5.5%
CDP	187,996	1.0%	34,298	0.3%
All Others	411,274	2.2%	649,219	5.9%
Deferred Revenue adjustment	(952,079)	-5.2%	(453,703)	-4.3%

Total Revenues	$18,360,341	100.0	$10,973,682	100.0

Maintenance and support (net of deferred revenues)	$3,534,144	19.2	$1,578,236	14.4

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

WAFS and CDP products accounted for approximately 15.8% of total revenue for 2007. There was only $634,671 in sales for these products in 2006 because we did not begin selling these products until after completing the Availl acquisition in September 2006. The WAFS/CDP revenues have not increased as originally anticipated due to management’s decision to delay the aggressive marketing of those products to our existing customer base and to the market in general as soon as we had initially planned. The amount of time required to make improvements to our WAFS and CDP products that we believe are necessary have been greater than we had expected. We believe that good progress is currently being made on the product improvements and we anticipate a more aggressive sales effort for these products in 2008.

Cost of Revenues. Cost of revenues decreased by approximately 47% between periods from $468,515 in 2006 to $250,439 in 2007. Royalty expenses, the major component of cost of revenues, declined as did the sale of some of our internet products primarily as the result of the non-renewal of the third party software distribution agreement with Hannon Hill, whose products, Cascade Serve and Publish XML, had previously generated a significant revenue contribution and related royalty expense. Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. Cost of sales as a percent of total revenues was 4.3% and 1.4% respectively for 2006 and 2007.

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

GlobalSCAPE, Inc.

Index to Financial Statements

Years ending December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

GlobalSCAPE, Inc.

We have audited the accompanying balance sheet of GlobalSCAPE, Inc. (a Delaware corporation) as of December 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

March 26, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

GlobalSCAPE, Inc.

We have audited the accompanying balance sheet of GlobalSCAPE, Inc. (the Company) as of December 31, 2007, and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

March 21, 2008 (August 28, 2008 as to Note 9)

Austin, Texas

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,318,604	$5,214,479
Accounts receivable (net of allowance for doubtful accounts of $330,916 and $113,201 in 2008 and 2007, respectively)	2,021,293	2,232,927
Federal income tax receivable	19,244	940,327
Prepaid expenses	120,162	87,654

Total current assets	8,479,303	8,475,387
Fixed assets, net	1,642,776	262,745
Intangible assets, net	1,134,000	5,071,640
Goodwill	619,065	6,392,075
Deferred tax asset	297,183	80,044
Other assets	47,581	79,967

Total assets	$12,219,908	$20,361,858

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$512,256	$329,817
Accrued expenses	560,889	742,946
Deferred revenue	2,755,698	2,329,117
Deferred compensation	215,858	—

Total current liabilities	4,044,701	3,401,880
Deferred tax liability	545,169	1,750,637
Other long term liabilities	151,497	119,711

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,630,952 and 17,592,225 shares issued at December 31, 2008 and December 31, 2007, respectively	17,631	17,592
Additional paid-in capital	9,737,380	8,764,300
Treasury Stock, 403,581 and 159,873 shares, at cost, at December 31, 2008 and December 31, 2007, respectively	(1,451,805)	(527,558)
Retained (deficit) earnings	(824,665)	6,835,296

Total stockholders’ (deficit) equity	7,478,541	15,089,630

Total liabilities and stockholders’ equity	$12,219,908	$20,361,858

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Statements of Operations

	For the Year Ended December 31,
	2008	2007	2006
Operating Revenues:
Software product revenues	$10,901,887	$14,826,197	$9,395,445
Maintenance and support	4,890,355	3,534,144	1,578,236

Total Revenues	15,792,242	18,360,341	10,973,681
Operating Expenses:
Cost of revenues	188,942	250,439	468,515
Selling, general and administrative expenses	10,943,821	10,049,430	6,142,299
Research and development expenses	2,819,791	1,919,253	1,230,400
Impairment of goodwill	5,773,010	0	0
Impairment of long-lived assets	3,243,945	0	0
Depreciation and amortization	957,036	279,573	99,213

Total operating expenses	23,926,545	12,498,695	7,940,427

(Loss) income from operations	(8,134,303)	5,861,646	3,033,254

Other income (expense):
Interest expense	(6,700)	(34,893)	(128,362)
Interest income	104,602	95,808	60,639
Gain (loss) on sale of assets	(9,283)	365	619
Other income	5,512	2,269	0

Total other income (expense)	94,131	63,549	(67,104)

(Loss) income before income taxes	(8,040,172)	5,925,195	2,966,150
(Benefit) Provision for income taxes	(380,211)	2,282,928	1,003,618

Net (Loss) income	$(7,659,961)	$3,642,267	$1,962,532

Net (loss) income per common share—basic	$(0.44)	$0.21	$0.13

Net (loss) income per common share—diluted	$(0.44)	$0.20	$0.12

Weighted average shares outstanding:
Basic	17,240,285	17,199,618	14,744,635

Diluted	17,240,285	18,289,157	16,160,839

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Statement of Stockholders’ Equity

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained (Deficit)/Earnings	Total
	Shares	Amount
Balance at December 31, 2005	13,798,119	$13,798	$684,281	$—	$1,230,497	$1,928,576
Share-based compensation expense	—	—	497,895	—	—	497,895
Common shares and warrants issued for cash	1,352,000	1,352	3,153,716	—	—	3,155,068
Common shares issued in acquisition of Availl, Inc.	716,846	717	1,999,283	—	—	2,000,000
Shares issued upon exercise of Stock Options	623,181	623	28,345	—	—	28,968
Net Income	—	—	—	—	1,962,532	1,962,532

Balance at December 31, 2006	16,490,146	16,490	6,363,520	0	3,193,029	9,573,039
Share-based compensation expense	—	—	937,546	—	—	937,546
Shares issued for net share settlement of warrants	35,000	35	(35)	—	—	0
Tax benefit from exercise of ISO stock options	—	—	782,680	—	—	782,680
Shares issued upon exercise of Stock Options	1,067,079	1,067	680,589	—	—	681,656
Purchase of Treasury Stock			—	(527,558)	—	(527,558)
Net Income	—	—	—	—	3,642,267	3,642,267

Balance at December 31, 2007	17,592,225	17,592	8,764,300	(527,558)	6,835,296	$15,089,630
Purchase of Treasury Stock			—	(978,382)	—	(978,382)
Shares issued for goods			(13,635)	54,135	—	40,500
Shares issued upon exercise of Stock Options	38,727	39	12,381	—	—	12,420
Share-based compensation expense	—	—	974,334	—	—	974,334
Net Loss	—	—	—	—	(7,659,961)	(7,659,961)

Balance at December 31, 2008	17,630,952	$17,631	$9,737,380	$(1,451,805)	$(824,665)	$7,478,541

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007	2006
Operating Activities:
Net (loss) income	$(7,659,961)	$3,642,267	$1,962,532
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense	235,192	128,816	48,214
Depreciation and amortization	957,036	279,573	99,213
(Gain) loss on disposition of assets	9,284	(365)	(619)
Share-based compensation	974,334	937,546	497,895
Stock issued for goods	300
Deferred taxes	(1,422,607)	(117,003)	(27,780)
Impairment of goodwill	5,773,010	—	—
Impairment of long-lived assets	3,243,945	—	—
Changes in operating assets and liabilities:
Accounts receivable	(23,558)	(768,897)	(496,547)
Prepaid expenses	(32,508)	(56,022)	(178,921)
Federal income tax receivable	921,083	—	—
Other assets	32,386	(169,667)	6,579
Accounts payable	182,439	(41,276)	246,606
Accrued expenses	(182,057)	365,006	(46,968)
Deferred revenues	565,381	952,080	453,703
Deferred compensation	215,858
Other long-term liabilities	(107,014)	61,616	40,367

Net cash provided by operating activities	3,682,543	5,213,674	2,604,274

Investing Activities:
Proceeds from sale of property and equipment	4,876	365	619
Purchase of property and equipment	(1,617,332)	(175,779)	(150,926)
Purchase of Availl, Inc.	—	—	(7,776,932)
Cash acquired in purchase of Availl, Inc.	—	—	181,276

Net cash used in investing activities	(1,612,456)	(175,414)	(7,745,963)
Financing Activities:
Loan proceeds	—	—	5,000,000
Deferred loan costs	—	—	(38,484)
Proceeds from the PIPE, net of issuance costs	—	—	3,155,068
Issuance of common stock	—	—
Purchase of treasury stock	(978,382)	(527,558)
Proceeds from exercise of stock options	12,420	681,656	28,968
Repayment of long-term debt	—	(4,610,545)	(400,670)

Net cash (used in) provided by financing activities	(965,962)	(4,456,447)	7,744,882
Net increase in cash	$1,104,125	$581,813	$2,603,193
Cash at beginning of period	5,214,479	4,632,666	2,029,473

Cash at end of period	$6,318,604	$5,214,479	$4,632,666

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$518	$29,719	$89,323

Income taxes	$769,541	$2,414,094	$1,162,289

Noncash—Shares issued for goods	$40,500	$—	$—

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Financial Statements

December 31, 2008 and 2007

1.	Nature of Business and Corporate Structure

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

Prior to January 1, 2008, the Company’s operations were conducted by GlobalSCAPE Texas, LP, and by Availl, Inc. (“Availl”) a wholly owned subsidiary. The partners of GlobalSCAPE Texas, LP were two Nevada limited liability companies, which were both wholly-owned subsidiaries of GlobalSCAPE. During this period the consolidated financial statements of the Company included all subsidiaries and all inter-company transactions and balances were eliminated.

Effective December 31, 2007, Availl and the limited partnership and limited liability corporations mentioned above were either dissolved or effectively merged into GlobalSCAPE. Therefore since January 1, 2008, the Company has operated as one legal entity. The financial information presented relating to 2007 and 2006 remains presented on a consolidated basis as described above.

2.	Significant Accounting Policies

Revenue Recognition

The Company markets and distributes software products; revenue is recognized when the following conditions have been met:

•	Persuasive evidence of an arrangement exists

•	Delivery has occurred or services have been rendered

•	fixed or determinable amount

•	Collection is reasonably assured

If the Company determines that any one of the three criteria is not met, we will defer recognition of revenue until all the criteria are met.

License revenue is derived primarily from the licensing of various products and technology. Generally license revenue is recognized upon delivery of the product, assuming all other conditions for revenue recognition noted above have been met.

The Company also enters into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance and support agreements, for which the related revenue is deferred and recognized ratably over the period of the agreements.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services revenue is allocated and deferred for the undelivered items based on vendor specific objective evidence (“VSOE”). When VSOE of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Deferred revenue consists primarily of the unamortized balance of product maintenance.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk. The Company requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. In 2008 no single customer accounted for more than 10% of revenues. In 2007 one customer accounted for approximately 14.5% of revenues. In 2008 and 2007 there were no customers that represented 10% of our outstanding receivables.

Cash and cash equivalents, accounts receivable, and accounts payable are reflected in the accompanying financial statements at cost, which approximates fair value because of the short term maturity of these instruments.

Other Concentrations

Sales in Foreign Markets. In 2008, 2007 and 2006, approximately 35%, 28% and 33%, respectively, of the Company’s revenues were generated from sales to customers who provided addresses in foreign countries. However, the majority of 2008 revenues and all 2007 and 2006 revenues were received in U.S. dollars so there is minimal exchange rate risk with respect to the sale of our products. These sales were concentrated mostly in Western Europe, Canada, and Australia. In 2008, 2007 and 2006, the UK accounted for approximately 11%, 8%, and 8%, respectively, of total revenues.

Labor. GlobalSCAPE utilizes offshore developers for some portion of the coding phase of software development. If GlobalSCAPE were unable to continue using these developers because of political or economic instability, GlobalSCAPE may have difficulty finding comparably skilled developers or may have to pay considerably more for the same work, which would have a material adverse impact on results of operations.

Use of Estimates

The preparation of financial statements in accordance with US GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s financial position and results of operation.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income or cash flows as previously reported.

Cash and cash equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less. A significant portion of our cash and cash equivalents balance is not covered by FDIC insurance.

Property and Equipment

Property and equipment is comprised of furniture and fixtures, software, computer equipment and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred. Furniture, fixtures and equipment have a useful life of 5 to 7 years, computer equipment and software 3 years and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.

Fixed assets, at cost, consist of the following:

	December 31,
	2008	2007
Furniture and equipment	$634,417	$343,702
Software	834,110	403,637
Equipment	883,579	794,878
Leasehold improvements	505,946	191,089
Software development costs	206,816	0

	3,064,868	1,733,306
Less accumulated depreciation	(1,422,092)	(1,470,561)

	$1,642,776	$262,745

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. The Company has distribution agreements with Xnet Communications GmbH, ComponentOne LLC, and Veridis SA. The GlobalSCAPE software products associated with each of the companies are Mac FTP and Enhanced File Transfer (EFT). The Company incurred approximately $73,000, $188,000, and $392,000 in royalty expense in 2008, 2007 and 2006, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses charged to operations for the years ended December 31, 2008, 2007 and 2006 were approximately $1,179,000, $816,000, and $384,000, respectively, and are included in selling, general and administrative expenses. Advertising costs are principally for the purchase of keywords for internet searches, a direct mail campaign for EFT, and trade show participation.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. The asset and liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.

We must also assess the likelihood that deferred tax assets will be realized from future taxable income and, based on this assessment; establish a valuation allowance, if required. Our determination of our valuation allowance is based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic jurisdictions in which we operate. To the extent we establish a valuation allowance or change the valuation allowance in a period, we reflect the change with a corresponding increase or decrease to our tax provision in our statement of operations.

We adopted the provision of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, effective the first quarter of 2007. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of other income/expense.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2008, 2007 and 2006, the Company expended approximately $2,820,000, $1,919,000 and $1,230,000, respectively, on research and development.

Stock-Based Compensation

Pursuant to SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) compensation cost relating to share-based payment transactions is recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. The Company uses the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements of SFAS No. 123R.

	Year Ended December 31, 2008	Year Ended December 31, 2007
Expected volatility	95%	96%
Expected annual dividend yield	0	0
Risk free rate of return	2.93%	3.45%
Expected option term (years)	6.01	5.5 - 6.0

Refer to Note 7—Stock Options and Stock Based Compensation for additional disclosures regarding our stock compensation programs.

Goodwill and Other Intangible Assets

The Company accounted for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain indefinite-lived assets no longer be amortized, but instead be evaluated at least annually for impairment. The determination of whether the carrying value of goodwill and other intangible assets have been impaired requires the Company to make estimates and assumptions about future business trends and growth. If an event occurs that would cause the Company to revise its estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on the Company’s financial condition or results of operations.

Goodwill is tested for impairment annually in December or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. The impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit with its carrying value. Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit. The implied fair value is then compared with the carrying amount of the goodwill of the reporting unit and, if it is less, the Company would recognize an impairment loss.

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires reviewing long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison to their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceed their fair market values and is recorded in the period that the determination is made.

Capitalized Software Development Costs

Capitalization of software development costs for external use begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Capitalization of software development costs for internal use begins during the application development stage. These software development costs are amortized using the straight-line method over a three-year period. The Company reviews costs throughout the year and during 2008 capitalized $207,000 of costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. No software development costs were capitalized in 2007 or 2006.

Deferred Compensation

The deferred compensation liability is related to an employment agreement with the Company’s former President and CEO. The deferred compensation was subject to certain terms and conditions related to his retirement in March 2008.

Other Long-Term Liabilities

Other long-term liabilities relate to deferred payments of rent expense and the long term portion of revenue deferred from the sale of maintenance and support agreements. The total amount of base lease payments is being charged to expense on the straight-line method over the term of the lease.

Restructuring Costs and Other Charges

Restructuring costs include employee severance and relocation costs, and costs related to leased office space abandoned. The Company applies the provisions of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) relating to one-time termination benefits. Severance costs accounted for under SFAS 146 are recognized when the Company’s management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. The Company’s estimate of severance and benefit costs assumptions is subjective as it is based on estimates of employee attrition. In accordance with SFAS 146, the estimated loss accrued for leased facilities abandoned represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment.

Other exit costs include costs to close facilities. A liability for such costs is recorded at its fair value in the period in which the liability is incurred.

At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate.

Earnings Per Share

Earnings per Share—basic and diluted are presented in conformity with SFAS No. 128, Earnings Per Share for all periods presented. Earnings per share—basic is computed using the weighted-average number of common shares outstanding during the periods. Earnings per share—diluted is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Awards of non vested options are considered potentially dilutive common shares for the purpose of computing earnings per common share. In applying the treasury stock method to non vested options the assumed proceeds include the amount the employee must pay to exercise the option plus the amount of unrecognized cost attributable to future periods less any expected tax benefits. Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

	Year ended December 31,
	2008 (1)	2007 (2)	2006 (3)
Numerators
Numerators for basic and diluted earnings per share
Net (loss) income	$(7,659,961)	$3,642,267	$1,962,532

Denominators
Denominators for basic and diluted earnings
Weighted average shares outstanding basic	17,240,285	17,199,618	14,744,635

Dilutive potential common shares
Stock options	—	834,493	1,416,204
Common stock warrants	—	255,046	—
Denominator for dilutive earnings per share	17,240,285	18,289,157	16,160,839
Net (loss) income per common share	$(0.44)	$0.21	$0.13
Net (loss) income per common share—diluted	$(0.44)	$0.20	$0.12

(1)	For the year ended December 31, 2008, no options or warrants have been included in dilutive shares, as the effect would be anti-dilutive.

(2)	For the year ended December 31, 2007, all options and warrants have been included in dilutive shares and 241,000 options have not been included in dilutive shares as the effect would be anti-dilutive.

(3)	For the year ended December 31, 2006, 100,000 options and 1,352,000 warrants have not been included in dilutive shares as the effect would be anti-dilutive.

Recent accounting pronouncements

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 20, 2009. The implementation of this pronouncement is not expected to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 R (Revised 2007), Business Combinations—Revised 2007 (“SFAS 141R”). SFAS 141R provides guidance on improving the relevance, representational faithfulness, and comparability of information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R to have a material impact on our financial statements unless we undertake an acquisition in 2009 and beyond.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option on January 1, 2008 and this statement will not have a material impact on the Company’s financial statements and related disclosures.

3.	Debt

In 2006, the company obtained a $5,000,000 term loan from Silicon Valley Bank. The term loan was used to finance part of the cash portion of the purchase price of the Availl acquisition. The loan was fully repaid in 2007 and there was no loan balance at December 31, 2008 and 2007.

The loan agreement also provided for a $750,000 revolving credit facility. The revolving credit facility expired on September 22, 2008. There had been no borrowings under the facility during its term.

4.	Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts. The activity of the Company’s allowance for the years ended December 31, 2008, 2007 and 2006 is presented in the following table:

Year Ended 31-Dec	Balance at Beginning of Period	Charged to Income or Expense	Deductions (1)	Balance End of Period
2008	$113,201	$235,192	$(17,477)	$330,916
2007	$59,458	$128,816	$(75,073)	$113,201
2006	$12,273	$48,214	$(1,029)	$59,458

(1)	Represents amounts written off as uncollectible accounts receivable.

5.	Acquisitions

In September 2006, the Company completed the acquisition of all of the issued and outstanding shares of Availl, Inc. a privately held provider of Wide Area Files Systems (“WAFS”) and Continuous Data Protection (“CDP”) software for $7,650,000 in cash and $2,000,000 in GlobalSCAPE common stock. The acquisition was accounted for using the purchase method of accounting.

6.	Goodwill and Other Intangible Assets

In December 2008 as part of the Company’s annual impairment test of goodwill, projected decreases in sales indicated a significant decline in the fair value of the Company’s WAFS reporting unit. The Company evaluated the net book value of goodwill within this reporting unit by comparing the fair value of the unit to the related net book value. During the performance of our annual impairment test and in conjunction with our budgeting process, a review of the projected future sales of our WAFS/CDP products showed a significant decrease in expected future revenues. As a result, the Company recorded an impairment loss on its goodwill of approximately $5,773,000.

In addition, the Company determined that the WAFS/CDP software and related patent assets would not provide enough future value to recover the amount recorded in the books. As a result, the Company recorded an impairment loss on long-lived assets of approximately $3,244,000.

Intangible assets, net at December 31, 2008 and 2007, consisted of the following:

2008	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Software	5	$1,774,554	$(781,254)	$993,300
Customer list	5	180,000	(45,000)	135,000
Patent	18	7,500	(1,800)	5,700

Total		$1,962,054	$(828,054)	$1,134,000

2007	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Software	10	$5,000,000	$(125,000)	$4,875,000
Customer list	5	180,000	(9,000)	171,000
Patent	18	26,000	(360)	25,640

Total		$5,206,000	$(134,360)	$5,071,640

Years Ending December 31	Estimated Amortization Expense
2009	$301,532
2010	301,532
2011	301,531
2012	226,311
2013	651
Thereafter	2,443

Total	$1,134,000

Acquired intangibles are amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $694,000 and $134,000 for the years ended December 31, 2008 and 2007, respectively. During the fourth quarter of 2008 the Company revised the estimated useful life on its software intangible asset from 10 years to 5 years. This change resulted in an additional $156,000 in amortization expense.

7.	Stock Options and Stock Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the “Employee’s Plan”), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. During the year ended December 31, 2008, 1,512,500 stock options were granted and on December 31, 2008, a total of 2,766,267 stock options were outstanding of which 1,100,254 were vested. The exercise price, term and other conditions applicable to each stock option granted under the Employee’s Plan are determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The Employee’s Plan options generally become exercisable over a three-year period (vesting 33%, 33% and 34% per year, respectively) and expire after ten years.

Under the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-term Equity Incentive Plan (the “Director’s Plan”), which was approved by the stockholders and became effective on June 1, 2007, a maximum of 500,000 shares of GlobalSCAPE common stock may be awarded. During the year ended December 31, 2008, 80,000 stock options were granted and at December 31, 2008, a total of 160,000 stock options were outstanding of which 80,000 were vested. The exercise price, term and other conditions applicable to each stock option granted under the Director’s Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The most recently awarded Director’s Plan options become exercisable over a one-year period and expire after ten years. The Director’s Plan provides that each year, at the first regular meeting of the Board of Directors following the Company’s annual stockholders meeting, each non-employee director shall be granted awards of 20,000 shares of common stock for participation in the Board and Committee meetings during the prior year. The maximum annual award for any one person is 20,000 shares of common stock.

There was approximately $974,000, $937,000, and $498,000 of compensation cost related to stock options recognized in operating results for the year ended December 31, 2008, 2007, and 2006, respectively.

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

The following table summarizes information about stock option activity through the year ended December 31, 2008.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2005	2,394,171	$0.25	$6.50	$2.06

2006
Granted	935,000	2.81
Forfeitures	623,181	0.05
Exercised	225,350	1.47

Outstanding at December 31, 2006	2,480,640	1.16	7.25	4.34

2007
Granted	456,000	3.45
Forfeitures	1,067,079	0.64
Exercised	135,033	3.07

Outstanding at December 31, 2007	1,734,528	1.94	7.64	6.17

2008
Granted	1,592,500	1.81
Forfeitures	362,034	0.32
Exercised	38,727	3.50

Outstanding at December 31, 2008	2,926,267	1.70	8.31	0

Exercisable at December 31, 2008	1,178,554	1.50	6.78

The weighted average fair value of options granted during the year ended December 31, 2008 was $1.45. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the year ended December 31, 2008 was $52,190. During the year ended December 31, 2008, the amount of cash received from the exercise of stock options was $12,420. The following table summarizes information about non-vested stock option awards as of December 31, 2008 and changes for the year.

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2007	1,011,543	$2.22
Granted	1,592,500	1.45
Vested	(539,808)	1.89
Forfeited	(309,554)	2.92

Non-vested at December 31, 2008	1,754,681	$1.50

At December 31, 2008, there was $1,912,631 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.92 years. There were 539,808 options that became vested during the year ended December 31, 2008. Of the 1.8 million shares under option as of December 31, 2008, approximately 1.4 million are expected to vest over the life of these non-vested options.

The following table shows information about outstanding stock options at December 31, 2008.

Range of Exercise Prices	Options Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$.01 - $1.00	719,700	6.4	$0.38	619,700	$0.28
$1.01 - $2.00	1,230,000	9.5	$1.37	66,000	$1.10
$2.01 - $3.00	320,000	8.1	$2.49	159,000	$2.72
$3.01 - $4.25	656,567	8.4	$3.39	333,854	$3.24

8.	Common Stock and Warrants

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

9.	Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Federal	State	Total
2008
Current	$1,020,282	$22,114	$1,042,396
Deferred	(1,402,597)	(20,010)	(1,422,607)

Total	$(382,315)	$2,104	$(380,211)

2007
Current	$1,853,968	$114,054	$1,968,022
Deferred	314,906	0	314,906

Total	$2,168,874	$114,054	$2,282,928

2006
Current	$1,000,085	$3,533	$1,003,618
Deferred	0	0	0

Total	$1,000,085	$3,533	$1,003,618

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2008	2007
Deferred tax assets:
Accrued expenses	$82,497	$—
Allowance for doubtful accounts	112,511	38,488
Compensation and benefits	125,977	90,925

Total gross deferred tax assets	320,985	129,413

Deferred tax liabilities:
Intangible assets	373,413	1,750,637
Depreciation	173,974	3,427
Other	21,584	45,942

Total gross deferred tax liabilities	568,971	1,800,006

Net deferred tax liability	$(247,986)	$(1,670,593)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of those deductible differences, at December 31, 2008 and 2007.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate (34%) to income before income taxes is as follows:

	2008	2007	2006
Taxes computed at federal statutory rate	$(2,733,556)	$2,014,564	$1,007,289

Increase (decrease) in taxes resulting from:
Goodwill impairment	1,962,823
Share based compensation	342,740	325,925
Uncertain tax position	89,786
Domestic production activities deduction	(83,390)	(38,743)
Research and development credit	(647)	(33,323)	(10,000)
State taxes, net of federal benefit	(5,415)	75,276	2,333
Other	47,448	(60,771)	3,996

Actual tax (benefit) expense	$(380,211)	$2,282,928	$1,003,618

We adopted the provisions of FIN 48 on January 1, 2007. We did not recognize a change to our unrecognized tax benefits as a result of the implementation of FIN 48. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$—
Additions based on tax positions related to the prior year	89,786

Balance at December 31, 2008	$89,786

We have adopted a policy to record interest and penalty expense related to income taxes as interest and other expense. During 2008, interest and penalty expense paid or accrued related to income taxes totaled $518 and $4,500, respectively. The Company files a federal income tax return and state income tax returns in Delaware, Massachusetts and Texas. The Company is no longer subject to US Federal tax examinations for the years before 2005. Years open to examination for state returns vary based on the jurisdiction.

10.	Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees with at least six months of service. Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations. The plan provides for employer matching and discretionary contributions, the amounts of which are to be determined annually by the Board of Directors. The Company made contributions to the plan of $27,911, $27,523 and $16,296 for the years ended December 31, 2008, 2007 and 2006, respectively.

11.	Commitments and Contingencies

Minimum rental commitments under operating leases at December 31, 2008, are as follows: year ending 2009 - $410,103; 2010 - $354,243; 2011 - $354,007; 2012 - $348,751; 2013 - $346,851 and thereafter - $1,849,869.

Operating lease expense amounted to approximately $410,000 in 2008, $235,000 in 2007 and $188,000 in 2006.

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. There are no pending claims against the Company that would have a material adverse effect on the financial statements of the Company.

12.	Severance and Restructuring Charges

In November 2008, the Company implemented a restructuring plan for its Andover, Massachusetts operations, and as a result, the Company incurred restructuring costs and other charges of $229,940. These costs consisted primarily of severance and benefits of $62,640 for involuntary employee terminations, $108,742 related to relocation costs, and $58,558 related to closure of the Andover office space. The Company terminated 4 employees in sales, admin, and engineering departments and the remaining employees, mainly in the engineering and the quality assurance departments were offered relocation. Restructuring charges are included in SG&A on the statement of operations.

13.	Quarterly Financial Information (unaudited)

	Fiscal Year 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$4,055,819	$4,213,066	$3,741,456	$3,781,901
Total operating expenses	$3,729,123	$3,688,469	$3,369,761	$13,139,192
Other income (expense)	$30,310	$22,726	$18,899	$22,196
Net income (loss) before provision for income taxes	$357,007	$547,323	$390,594	$(9,335,095)
Net income (loss)	$151,933	$292,319	$227,207	$(8,331,121)

Net income (loss) per share:
Basic	$0.01	$0.02	$0.01	$(0.48)
Diluted	$0.01	$0.02	$0.01	$(0.48)
Weighted average shares outstanding
Basic	17,322,827	17,195,802	17,216,638	17,227,371
Diluted	18,099,028	17,804,464	17,765,178	17,227,371

	Fiscal Year 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$3,623,147	$6,418,025	$3,900,300	$4,418,869
Total operating expenses	$2,826,217	$3,233,719	$3,098,065	$3,304,351
Other income (expense)	$(62,902)	$9,743	$41,540	$38,823
Net income before provision for income taxes	$734,028	$3,194,049	$843,775	$1,153,341
Net income	$473,214	$2,114,876	$702,875	$351,300

Net income per share:
Basic	$0.03	$0.12	$0.04	$0.02
Diluted	$0.03	$0.12	$0.04	$0.02
Weighted average shares outstanding
Basic	17,183,552	17,204,922	17,161,519	17,293,946
Diluted	17,972,115	18,036,354	18,108,829	18,872,912

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures however are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 of Form 10-K as to Directors is incorporated herein by reference to such information included in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 3, 2009 under the caption “Election of Directors.” Also see Item 4A of Part I of this Form 10-K. The information called for by Item 10 of Form 10-K as to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to such information included in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 3, 2009 under the caption “Executive Officers.”

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President (its chief executive officer) and its CFO and COO. GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

Mendy Marsh

Chief Financial Officer

GlobalSCAPE, Inc.

4500 Lockhill-Selma, Suite 150

San Antonio, Texas 78249

Item 11.	Executive Compensation

The information called for by Item 11 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 3, 2009, under the caption “Executive Compensation” except for those parts under the captions “Compensation Committee Report on Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 3, 2009, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 3, 2009, under the caption “Certain Relationships and Related Transactions” and “Election of Directors—Board Independents”.

Item 14.	Principal Accountant Fees and Services.

The information called for by Item 14 of Form 10-K is incorporated herein by reference to such information included in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 3, 2009 under the caption “Principal Accountant Fees and Services.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

•	Balance sheets—December 31, 2008 and 2007

•	Statements of operations—Years ended December 31, 2008, 2007 and 2006

•	Statements of stockholders’ equity—Years ended December 31, 2008, 2007 and 2006

•	Statements of cash flows—Years ended December 31, 2008, 2007 and 2006

•	Notes to financial statements—December 31, 2008 and 2007

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit Number	Description
3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10 filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

10.9	Commercial Lease Agreement between American National Insurance Company and the Company dated September 21, 2007 (Filed herewith).

Exhibit Number	Description
*10.10	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

10.11	Securities Purchase Agreement dated November 13, 2006 by and among GlobalSCAPE, Inc., the Stockholders named in Schedule I thereto and the Purchasers named therein (Filed as Exhibit 10.1 to Form 8-K filed November 17, 2006).

10.12	Form of Common Stock Purchase Warrant (Filed as Exhibit 10.2 to Form 8-K filed November 17, 2006).

*10.13	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.14	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 5, 2007).

*10.15	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.17	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed January 7, 2008).

*10.18	Executive Employment Agreement by and between the Registrant and James R. Morris, effective as of September 2, 2008 (Filed as Exhibit 10.1 to Form 8-K filed August 27, 2008).

*10.19	Executive Employment Agreement by and between the Registrant and Craig A. Robinson, effective as of October 6, 2008 (Filed as Exhibit 10.1 to Form 8-K filed October 6, 2008).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008)

16.1	Letter regarding change in certifying accountant (Filed as Exhibit 16.1 to Form 8-K filed October 16, 2008).

23.1	Consent of Grant Thornton, LLP (Filed herewith).

23.2	Consent of PMB Helin Donovan, LLP (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 31, 2009.

GlobalSCAPE, Inc.

By:	/s/ JAMES R. MORRIS
James R. Morris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2009.

Signature	Title

/s/ THOMAS W. BROWN	Chairman of the Board and Director
Thomas W. Brown

/s/ CHARLES R. POOLE	Director
Charles R. Poole

/s/ DAVID L. MANN	Director
David L. Mann

/s/ PHILLIP M. RENFRO	Director
Phillip M. Renfro

/s/ FRANK M. MORGAN	Director
Frank M. Morgan

/s/ JAMES R. MORRIS	President and Chief Executive Officer (Principal Executive Officer)
James R. Morris

/s/ MENDY MARSH	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Mendy Marsh