Form 10-Q
period 2009-03-31
GLOBALSCAPE INC
filed 2009-05-12
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of April 30, 2009, there were 17,227,371 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2009

GlobalSCAPE® and CuteFTP Pro® are registered trademarks of GlobalSCAPE, Inc. CuteFTP, GlobalSCAPE Enhanced File Transfer ServerTM, and Enhanced File Transfer Server EnterpriseTM are trademarks of GlobalSCAPE, Inc. Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I. Financial Information

Item 1.	Financial Statements

GlobalSCAPE, Inc.

Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,221,773	$6,318,604
Accounts receivable (net of allowance for doubtful accounts of $287,645 and $330,916 on March 31, 2009 and December 31, 2008, respectively)	1,787,263	2,021,293
Federal income tax receivable	125,529	19,244
Prepaid expenses	92,700	120,162

Total current assets	8,227,265	8,479,303

Fixed assets, net	1,756,937	1,642,776
Intangible assets, net	1,058,618	1,134,000
Goodwill	619,065	619,065
Deferred tax asset	—	297,183
Other assets	52,458	47,581

Total assets	$11,714,343	$12,219,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$454,885	$512,256
Accrued expenses	399,210	560,889
Deferred revenue	2,817,855	2,755,698
Deferred compensation	—	215,858

Total current liabilities	3,671,950	4,044,701

Deferred tax liability	329,621	545,169
Other long term liabilities	195,357	151,497
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,630,952 shares issued at March 31, 2009 and December 31, 2008	17,631	17,631
Additional paid-in capital	10,020,696	9,737,380
Treasury Stock, 403,581 shares, at cost, at March 31, 2009 and December 31, 2008.	(1,451,805)	(1,451,805)
Retained deficit	(1,069,107)	(824,665)

Total stockholders’ equity	7,517,415	7,478,541

Total liabilities and stockholders’ equity	$11,714,343	$12,219,908

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended March 31,
	2009	2008
Operating Revenues:
Software product revenues	$1,947,149	$2,889,058
Maintenance and support	1,293,245	1,166,761

Total Revenues	3,240,394	4,055,819
Operating Expenses:
Cost of revenues	51,916	30,025
Selling, general and administrative expenses	2,583,135	2,981,809
Research and development expenses	675,192	543,270
Depreciation and amortization	172,039	174,019

Total operating expenses	3,482,282	3,729,123

(Loss) income from operations	(241,888)	326,696
Other income (expense), net	10,419	30,311

(Loss) income before income taxes	(231,469)	357,007
Provision for income taxes	12,973	205,074

Net (loss) income	$(244,442)	$151,933

Net (loss) income per common share—basic	$(0.01)	$0.01
Net (loss) income per common share—diluted	$(0.01)	$0.01
Weighted average shares outstanding:
Basic	17,227,371	17,322,827
Diluted	17,227,371	18,099,028

The accompanying notes are an integral part of these financial statements

GlobalSCAPE, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Deficit	Total
	Shares	Amount
Balance at December 31, 2008	17,630,952	$17,631	$9,737,380	$(1,451,805)	$(824,665)	$7,478,541

Stock-based compensation expense	—	—	283,316	—	—	283,316

Net loss	—	—	—	—	(244,442)	(244,442)

Balance at March 31, 2009	17,630,952	$17,631	$10,020,696	$(1,451,805)	$(1,069,107)	$7,517,415

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2009	2008
Operating Activities:
Net (loss) income	$(244,442)	$151,933
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt (recoveries) expense	(42,667)	56,387
Depreciation and amortization	172,039	174,021
Gain on disposition of assets	(1,244)	(234)
Share-based compensation	283,316	287,126
Deferred taxes	81,635	(113,086)
Changes in operating assets and liabilities:
Accounts receivable	286,697	603,343
Prepaid expenses	27,462	304,990
Federal income tax receivable	(106,285)	—
Other assets	(4,877)	—
Accounts payable	(57,371)	52,599
Accrued expenses	(161,679)	(69,010)
Deferred revenues	101,255	48,476
Deferred compensation	(215,858)	21,885
Other long-term liabilities	4,762	—

Net cash provided by operating activities	122,743	1,518,430

Investing Activities:
Proceeds from sale of property and equipment	1,244	234
Purchase of property and equipment	(220,818)	(138,530)

Net cash used in investing activities	(219,574)	(138,296)
Financing Activities:
Purchase of treasury stock	—	(978,382)
Proceeds from exercise of stock options	—	6,600

Net cash used in financing activities	—	(971,782)
Net increase (decrease) in cash	$(96,831)	$408,352
Cash at beginning of period	6,318,604	5,214,479

Cash at end of period	$6,221,773	$5,622,831

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$1,683

Income taxes	$37,623	$10,000

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Financial Statements

Three Ended March 31, 2009

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

2.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements.” Accordingly, they do not include all information and footnotes required under generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2008 Form 10-K.

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

Significant Accounting Policies

There have been no changes in our significant accounting policies during the three months ended March 31, 2009 from those described in our 2008 Form 10-K. Listed below is a condensed version of the Company’s critical accounting policies.

Revenue Recognition – The Company markets and distributes software products; revenue is recognized when the following conditions have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	The transaction has a fixed or determinable amount; and

•	Collection is reasonably assured

If the Company determines that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

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

Goodwill and Intangible Assets – The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and certain indefinite-lived assets no longer be amortized, but instead be evaluated at least annually for impairment. The determination of whether the carrying value of goodwill and other intangible assets has been impaired requires the Company to make estimates and assumptions about future business trends and growth. If an event occurs that would cause the Company to revise its estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on the Company’s financial condition or results of operations.

Recent Accounting Pronouncements

In April 2009 the FASB issued FASB Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). This staff position amends FASB Statement No. 107 Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28 Interim Financial Reporting. FSP 107-1 requires companies to disclose in its interim and annual financial statements the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized, as required by FASB Statement No. 107. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The implementation of this pronouncement is not expected to have a material impact on our financial statements.

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

3.	Goodwill and Other Intangible Assets

As of March 31, 2009, GlobalSCAPE had goodwill of approximately $619,000 associated with the acquisition of Availl. No events occurred during the three months ended March 31, 2009 that would have been considered a triggering event under FAS 142 and require an impairment test as of that date.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of March 31, 2009:

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software acquired	$1,774,554	$(850,474)	5
Customer list acquired	180,000	(51,000)	5
Patent acquired	7,501	(1,963)	18

Total	$1,962,055	$(903,437)

Estimated Amortization Expense
For remainder of 2009		$226,149
For the Year-ended 12/31/2010		301,531
For the Year-ended 12/31/2011		301,531
For the Year-ended 12/31/2012		226,311
For the Year-ended 12/31/2013		652
Thereafter		2,444

Total		$1,058,618

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $75,000 and $125,000 for the three months ended March 31, 2009 and March 31, 2008, respectively. No events occurred during the three months ended March 31, 2009 that would have caused the Company to evaluate the need to record an impairment.

4.	Stock-Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

There was approximately $283,000 and $287,000 of compensation cost related to stock options recognized in operating results in the three months ended March 31, 2009 and 2008, respectively.

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

Three-months ended March 31, 2009
Expected volatility	94%
Expected annual dividend yield	0
Risk free rate of return	1.76%
Expected option term (years)	6.01

The following table summarizes information about stock option activity for the three months ended March 31, 2009:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2008	2,926,267	$1.70	8.31	$—
Granted	457,240	0.85
Exercised	—	0.00
Forfeited	(58,700)	3.26

Outstanding at March 31, 2009	3,324,807	$1.49	8.31	$—

Exercisable at March 31, 2009	1,268,367	$1.57	6.62

The weighted average fair value of options granted during the three months ended March 31, 2009 was $0.65. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2009 was $0. During the three months ended March 31, 2009, the amount of cash received from the exercise of stock options was $0.

The following table summarizes information about non-vested stock option awards as of March 31, 2009 and changes for the three months ended March 31, 2009.

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	1,754,681	$1.50
Granted	457,240	0.65
Vested	(131,725)	2.58
Forfeited	(23,756)	2.74

Non-vested at March 31, 2009	2,056,440	$1.23

At March 31, 2009, there was $1.9 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

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

6.	Earnings per Common Share

The components of earnings per share are as follows:

	Three months ended March 31,
	2009	2008
Numerators
Numerators for basic and diluted earnings per share:
Net (loss) income	$(244,442)	$151,933

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	17,227,371	17,322,827

Dilutive potential common shares
Stock options (1)	0	725,786
Common stock warrants (2)	0	50,415
Denominator for dilutive earnings per share	17,227,371	18,099,028
Net (loss) income per common share – basic	$(0.01)	$0.01
Net (loss) income per common share – diluted	$(0.01)	$0.01

(1)	For the three months ended March 31, 2009, none of the outstanding options were included in dilutive shares, as the effect would be anti-dilutive. For the three months ended March 31, 2008, 503,500 options were not included in dilutive shares, as the effect would be anti-dilutive.

(2)	For the three months ended March 31, 2009, none of the outstanding warrants were included in dilutive shares, as the effect would be anti-dilutive. For the three months March 31, 2008, all outstanding warrants were included in the determination of dilutive shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2008 Form 10-K and other documents filed with the Securities and Exchange Commission. GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

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

The following is a brief description of our products and solutions:

File Management Products — Our file management products are best known for the “CuteFTP” product line. They primarily consist of products that help users securely move and copy files on the Internet. A substantial portion of our revenues are derived from licensing our file management products. Some of our products encrypt the transfers for security using technology similar to a Web browser. The products consist of three product categories; client, server and compression transfer. Our file management product line includes Enhanced File Transfer (EFT) Server, EFT Server Enterprise, CuteFTP Professional, CuteFTP Home, and CuteFTP Lite. During the first quarter of 2009, we announced a major new release of our Enhanced File Transfer (EFT) Server solution. The introduction of EFT Server Version 6.0 marks a rebranding of the Company’s flagship FTP solutions. Our legacy Secure FTP Server and EFT Server solutions are now available as EFT Server and EFT Server Enterprise, respectively.

Wide-Area File Services and Continuous Data Protection Products — Our WAFS products provide a file sharing, collaboration, and replication solution over multiple sites. By keeping all data updated on each location’s file server, each site has instant access to the very latest version. Our WAFS products help prevent opening an old file version without user conflicts. Changes made to data on any server are mirrored on all other servers. WAFS technology can have CDP added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities but doesn’t compromise data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots.

Managed E-mail Attachment Solutions – Our managed e-mail attachment solution, Mail Express, addresses the needs of businesses that prefer to use their legacy e-mail infrastructure to deliver and manage e-mail attachments. E-mail traditionally has been ill-suited to delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than even 10 or 20 MB. Mail Express allows delivery of multi-GB files as e-mail attachments by seamlessly replacing the attachments with links to the files. This approach can ease the load on the e-mail infrastructure and the long-term storage requirements associated with e-mail attachments. Mail Express also allows enhanced tracking and auditing of the file attachments through read receipts and log files.

Software as a Service Solution — Our SaaS solution, CuteSendIt, is a file transfer service for individuals, professionals, and businesses. CuteSendIt uses cloud computing approaches to deliver files through a hosted web portal. This solution approach meets the needs of users who do not have, or wish to invest in, file transfer infrastructure such as FTP servers or even client application software. Users access the CuteSendIt application over the Internet using a standard web browser, securely upload files (up to multi-GB) through the portal, and compose a brief message to accompany the file delivery. CuteSendIt then sends the message to the recipients as the body of an e-mail message. This e-mail message also includes links to the files uploaded through the CuteSendIt web portal. Anyone with an Internet connection can access this service at www.cutesendit.com. There is no software to install with CuteSendIt and no specific knowledge of file transfer is needed to use it. CuteSendIt currently is free to use for a limited number of transfers, and offers various monthly and yearly fee-based plans that meet specific file transfer requirements.

We believe that the future success of our business will be dependent upon our ability to improve our current products and to introduce new products, through research and development, innovations by our employees, strategic partnerships, and acquisitions. We intend to continue enhancing our file transfer products to meet the demands of both individual and enterprise users, and to expand into growing markets through strategic partnerships and future acquisitions of compatible companies and solutions.

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over 18 of the last 20 quarters. At March 31, 2009, the Company had net working capital of $4.56 million. The primary component of current liabilities at March 31, 2009 was $2.8 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At March 31, 2009, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. At March 31, 2009 we had cash available of $6.2 million. Although we continue to generate cash flows from operating activities, the frequency and timing of our cash inflows has decreased compared to prior periods as our customers are slower to pay, which we believe is reflective of the current economic recession.

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

Net cash provided by operating activities for the three months ended March 31, 2009 and 2008 was approximately $123,000 and $1,518,000, respectively. The decrease in 2009 was largely due to a decrease in sales from year to year with the remaining difference due to changes in working capital items such as accounts receivable, prepaid expenses and accounts payable and accrued expenses. In addition, payments due under the deferred compensation agreement with our former CEO Charles Poole were paid in full in January 2009 which resulted in a significant use of cash.

Net cash used in investing activities for the three months ended March 31, 2009 and 2008 was approximately $219,000 and $138,000, respectively. Cash used in investing activity for 2009 was largely for additional furniture and fixtures and leasehold improvements as we made renovations to our office space, with the remainder spent on computer equipment and software.

Net cash used in financing activities during the three months ended March 31, 2009 and 2008 was approximately $0 and $972,000 respectively. During 2008, cash was used to repurchase shares as part of a stock buyback program. This program ended in May 2008 and no further purchases of stock have been made. During 2009, the Company continues to be funded by its operations and available resources and has not needed to obtain additional outside financing.

Contractual Obligations

There have been no significant changes in our contractual obligations during the three months ended March 31, 2009 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2008 Form 10-K. Our obligations mainly consist of the lease on our office space and leases on equipment.

Comparison of the Three Months ended March 31, 2009 and 2008

	Three Months ended March 31,		$ Change	% Change
	2009	2008
Total revenues	$3,240,394	$4,055,819	(815,425)	-20.11%
Cost of revenues	51,916	30,025	21,891	72.91%
Selling, general and administrative expenses	2,583,135	2,981,809	(398,674)	-13.37%
Research and development expenses	675,192	543,270	131,922	24.28%
Depreciation and amortization	172,039	174,019	(1,980)	-1.14%

Total operating expense	3,482,282	3,729,123	(246,841)	-6.62%

Income (loss) from operations	(241,888)	326,696	(568,584)	-174.04%
Other Income (expense)	10,419	30,310	(19,891)	-65.63%
Income tax expense	12,973	205,074	(192,101)	-93.67%

Net income (loss)	$(244,442)	$151,932	(396,374)	-260.89%

Revenue. We derive revenues primarily from software sales. Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the three months ended March 31, 2009, total revenues decreased by approximately $815,000 or 20.11% from the same quarter in 2008. This decrease was due to multiple factors, including decreased IT budgets of some of our customers, decreased sales of our CuteFTP suite of products, and a decline in our WAFS product sales.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Three Months ended March 31,
Product	2009		2008
EFT Server Enterprise	$1,708,834	52.7%	$1,736,024	42.8%
EFT Server	645,121	19.9%	862,191	21.3%
CuteFTP Professional	379,749	11.7%	546,031	13.5%
CuteFTP Home	143,623	4.4%	249,104	6.1%
WAFS	406,628	12.5%	611,431	15.1%
CDP	1,809	0.1%	14,066	0.3%
All Others	10,076	0.3%	85,448	2.1%
Deferred Revenue adjustment	(55,446)	-1.7%	(48,476)	-1.2%

Total Operating Revenues	$3,240,394	100.0	$4,055,819	100.0

Maintenance and support	$1,293,245	39.9%	$1,166,761	28.8%

Sales of our EFT Server and EFT Server Enterprise products decreased by $244,000 or 9.4% for the quarter. These products represented approximately 73% of our total revenues in the three months ending March 31, 2009 as compared to 64% in the same period in 2008. The decrease in sales was due to two factors. First the general economic downturn that began in the second half of 2008 has reduced the discretionary IT spending of many of our customers. Second, customers delayed their purchases until after March when version 6.0 of our EFT Server solution was released.

Revenues from CuteFTP Home and CuteFTP Professional decreased by 34.2% in the quarter ended March 31, 2009, as compared to the same period in 2008, and accounted for approximately 16.2% and 19.6% of total revenues for the three months ended March 31, 2009 and 2008, respectively. This decline continues the general reduction in CuteFTP revenues experienced since the 2006 timeframe. The consumer FTP product market has substantial low-cost, and even free, solutions that put increasing pressure on CuteFTP revenues. In addition, our reliance on the CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.

Because of the more complex nature of, EFT Server, EFT Server Enterprise, WAFS and CDP, purchasers require increased maintenance and support. Our maintenance and support revenues for the quarter increased by 11% compared to the same period in 2008. As our enterprise products become a larger portion of our total revenues, maintenance and support revenues will continue to increase, as well as represent a higher proportion of our total revenue as more enterprise product customers purchase support compared to our consumer product customers. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we currently recognize additional deferred revenue and earn the revenue over the life of the maintenance and support agreement.

Sales of our WAFS and CDP systems decreased $217,000 or 34.7% for the quarter. This decrease corresponds with the decline in this product that was forecasted at the end of 2008, and was caused by the general economic decline as well as prospective customers delaying purchase while awaiting the new release of WAFS. These products accounted for approximately 12.6% of total revenue for the first quarter of 2009 compared to 15.4% for the same period in 2008.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products. The increase in cost of revenues was largely due to two items: an increase in shipments and an increase in royalty payments. The increase in shipments was due to an increase in customer requests as we only ship CD copies of our software on an as requested basis. While the recorded book expense for royalties has increased, actual royalty payments between Q1 2008 and Q1 2009 have decreased. This decrease was consistent with our decrease in revenues as several of our contracts are based on the number of units sold. The increase in the recorded expense was due to an accounting adjustment that was booked during 2008 to true up the balance at that time. Cost of revenues as a percent of total revenues was 1.6% for the three months ended March 31, 2009 as compared to 0.7% for the same period in 2008.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, rents, bad debt and professional fees. The net decrease in selling, general and administrative expenses of approximately $399,000 or 13.4% was largely caused by a decrease in two items, commissions and bad debt expense. The decrease in commissions was due to the decrease in sales as well as a change in commission base. Prior to 2008 commissions were earned based on amounts collected, beginning February 2008, commissions are earned based on sales. In January 2008 additional commissions were paid to account for this change in policy. The decrease in bad debt expense was due to a change in the methodology of calculation. During 2008 bad debt was estimated based on revenues, whereas in 2009 bad debt was estimated based on outstanding receivables. We believe that this change in methodology and estimate better reflects our credit risk exposure. There were also numerous small decreases in other items, mainly due to the Company’s concentrated cost reduction effort in the face of slowing sales and the economy. These decreases were offset by increases in three main accounts: professional accounting fees, consulting fees, and advertising. The increase in accounting fees was due to the hiring of Grant Thornton LLP as our auditors, the increased consulting fees were due to the hiring of a consultant to specifically drive sales in the government industry, and the increased advertising was largely due to annual fee increases.

Research and Development. The increase in research and development expenses was due to additional personnel needed to support our product releases. We hired several additional engineers/programmers during 2008 to deliver these releases and anticipate a continued business-driven focus on solution concept exploration and delivery activities.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Although depreciation and amortization combined has remained relatively stable between the years, depreciation increased with more property additions in the current year and amortization has decreased due to the write down of intangible assets at the end of 2008, which resulted in a smaller amortizable base.

Other Income (Expense), net. The largest portion of other income/expense relates to interest earned on our cash and cash equivalents. The interest earned has decreased in the first quarter of 2009 as compared to 2008 mainly due to decreased interest rates. The average interest rate during the first quarter of 2008 was 6.42%. The average interest rate during the first quarter of 2009 was 3.25%.

Income Taxes. Our effective tax rates were (5.6) % and 57.4% for the three months ended March 31, 2009 and 2008, respectively. This decrease was largely due to the net loss realized in the first quarter of 2009 versus the net income realized in the first quarter of 2008. For both 2009 and 2008 the most significant item that effects our effective income tax rate relates to granted incentive stock options, for which our recorded expense is generally not deductible.

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

In the first three months ended March 31, 2009, approximately 33% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2008 Form 10-K which could materially affect our business, financial condition or future results. The risks described in our 2008 Form 10-K are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

GLOBALSCAPE, INC.

May 12, 2009	By:	/s/ Mendy Marsh
Date		Mendy Marsh
Vice President and Chief Financial Officer