Form 10-Q
period 2009-06-30
GLOBALSCAPE INC
filed 2009-08-12
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2009

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

As of August 4, 2009, there were 17,246,171 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2009

GlobalSCAPE®, CuteFTP® and CuteFTP Pro® and Availl® are registered trademarks of GlobalSCAPE, Inc. Cute FTP HomeTM, Cute FTP LiteTM, CuteSendItTM, Mail ExpressTM, Continuous Data ProtectionTM, CDPTM, Wide-Area File ServicesTM, WAFSTM , Secure FTP ServerTM, Enhanced File Transfer ServerTM, EFT Server EnterpriseTM and Enhanced File Transfer Server EnterpriseTM are trademarks of GlobalSCAPE, Inc. Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I. Financial Information

Item 1.	Financial Statements

GlobalSCAPE, Inc.

Condensed Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,684,973	$6,318,604
Short term investments	1,405,000	—
Accounts receivable (net of allowance for doubtful accounts of $272,367 and $330,916 on June 30, 2009 and December 31, 2008, respectively)	1,836,180	2,021,293
Federal income tax receivable	—	19,244
Current deferred tax asset	163,680	—
Prepaid expenses	109,100	120,162

Total current assets	11,198,933	8,479,303

Fixed assets, net	1,845,461	1,642,776
Intangible assets, net	983,236	1,134,000
Goodwill	619,065	619,065
Deferred tax asset	—	297,183
Other assets	51,326	47,581

Total assets	$14,698,021	$12,219,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$298,987	$512,256
Accrued expenses	634,898	560,889
Federal income tax payable	39,091	—
Deferred revenue	3,570,754	2,755,698
Deferred compensation	—	215,858

Total current liabilities	4,543,730	4,044,701

Deferred tax liability	127,712	545,169
Other long term liabilities	1,301,995	151,497
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,649,752 and 17,630,952 shares issued at June 30, 2009 and December 31, 2008, respectively	17,650	17,631
Additional paid-in capital	10,284,588	9,737,380
Treasury stock, 403,581 shares, at cost, at June 30, 2009 and December 31, 2008.	(1,451,805)	(1,451,805)
Retained deficit	(125,849)	(824,665)

Total stockholders’ equity	8,724,584	7,478,541

Total liabilities and stockholders’ equity	$14,698,021	$12,219,908

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating Revenues:
Software product revenues	$3,217,803	$3,010,929	$5,164,951	$5,899,992
Maintenance and support	1,527,187	1,202,137	2,820,432	2,368,893

Total Revenues	4,744,990	4,213,066	7,985,383	8,268,885
Operating Expenses:
Cost of revenues	75,486	45,170	127,403	75,176
Selling, general and administrative expenses	2,845,916	2,672,735	5,429,050	5,654,564
Research and development expenses	689,985	785,938	1,365,177	1,329,207
Depreciation and amortization	177,832	184,626	349,871	358,645

Total operating expenses	3,789,219	3,688,469	7,271,501	7,417,592

Income from operations	955,771	524,597	713,882	851,293
Other (expense) income, net	(51,839)	22,726	(41,420)	53,036

Income before income taxes	903,932	547,323	672,462	904,329
(Benefit) Provision for income taxes	(39,326)	255,004	(26,354)	460,076

Net Income	$943,258	$292,319	$698,816	$444,253

Net income per common share—basic	$0.05	$0.02	$0.04	$0.03
Net income per common share—diluted	$0.05	$0.02	$0.04	$0.02
Weighted average shares outstanding:
Basic	17,232,642	17,195,802	17,230,007	17,258,901
Diluted	17,712,190	17,804,464	17,683,361	17,901,229

The accompanying notes are an integral part of these financial statements

GlobalSCAPE, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Deficit	Total
	Shares	Amount
Balance at December 31, 2008	17,630,952	$17,631	$9,737,380	$(1,451,805)	$(824,665)	$7,478,541

Shares issued upon exercise of stock options	18,800	19	6,185	—	—	6,204

Stock-based compensation expense	—	—	541,023	—	—	541,023

Net income	—	—	—	—	698,816	698,816

Balance at June 30, 2009	17,649,752	$17,650	$10,284,588	$(1,451,805)	$(125,849)	$8,724,584

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2009	2008
Operating Activities:
Net income	$698,816	$444,253
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recoveries) expense	(41,059)	113,354
Depreciation and amortization	349,871	358,645
Loss (gain) on disposition of assets	53,064	(1,676)
Stock-based compensation	541,023	538,986
Stock issued for goods	—	40,200
Deferred taxes	(283,954)	(209,178)
Changes in operating assets and liabilities:
Accounts receivable	236,172	161,100
Prepaid expenses	11,062	43,221
Federal income tax	58,335	—
Other assets	(3,745)	27,315
Accounts payable	(213,269)	225,925
Accrued expenses	74,009	(17,522)
Deferred revenues	1,956,030	244,953
Deferred compensation	(215,858)	45,684
Other long-term liabilities	9,524	—

Net cash provided by operating activities	3,230,021	2,015,260

Investing Activities:
Proceeds from sale of property and equipment	1,244	1,676
Purchase of property and equipment	(466,100)	(1,260,697)
Purchase of investments	(1,405,000)	—

Net cash used in investing activities	(1,869,856)	(1,259,021)
Financing Activities:
Purchase of treasury stock	—	(978,383)
Proceeds from exercise of stock options	6,204	8,620

Net cash provided by (used in) financing activities	6,204	(969,763)
Net increase (decrease) in cash	1,366,369	(213,524)
Cash at beginning of period	6,318,604	5,214,479

Cash at end of period	$7,684,973	$5,000,955

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$1,683

Income taxes	$161,642	$710,500

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Financial Statements

Six Months Ended June 30, 2009

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”), founded in April 1996, develops and distributes secure managed file transfer, or MFT, software for individuals and business users to safely send files over the internet. We have also developed Wide-Area File Services, or WAFS, collaboration and Continuous Data Protection, or CDP, software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN at WAN and LAN speeds. In addition, we announced managed e-mail attachment and software-as-a-service, or SaaS, information sharing solutions in 2008. The e-mail attachment delivery and SaaS solutions broaden our product portfolio to address the substantial installed base of IT systems with e-mail attachment size limitations and other file delivery infrastructure constraints.

Our product portfolio facilitates delivery of critical information such as financial data, medical records, customer files and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements. In addition, these solutions ensure compliance with some government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our products also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners. We believe these business-to-business, or B2B, aspects of our solution capabilities increasingly will allow us to address adjacent market demands beyond the traditional MFT market space. Examples of adjacent markets include those such as B2B or data loss prevention, or DLP, where our MFT solutions may be directly applicable or interoperate with other products offered by partners, acquired by GlobalSCAPE, or developed internally.

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

The Company evaluated its June 30, 2009 financial statements for subsequent events through August 12, 2009, the date the financial statements were available to be issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Significant Accounting Policies

There have been no changes in our significant accounting policies during the six months ended June 30, 2009 from those described in our 2008 Form 10-K. Listed below is a condensed version of the Company’s critical accounting policies.

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

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated and deferred for the undelivered items based on vendor specific objective evidence (“VSOE”). When VSOE of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Deferred revenue consists primarily of the unamortized balance of product maintenance.

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

Recent Accounting Pronouncements

In June 2009 the FASB issued SFAS No. 168, The FASB Accounting Standard Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This pronouncement will not have a material impact on our financial statements.

In May 2009 the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. SFAS 165 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transaction occurring after the balance-sheet date. The Company adopted SFAS 165 as of June 30, 2009, which was the required effective date.

In April 2009 the FASB issued FASB Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). This staff position amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28 Interim Financial Reporting. FSP 107-1 requires companies to disclose in its interim and annual financial statements the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized, as required by FASB Statement No. 107. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The implementation of this pronouncement did not have a material impact on our financial statements.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. FSP FAS 142-3 will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 20, 2009. The implementation of this pronouncement did not have a material impact on our financial statements.

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

As of June 30, 2009, GlobalSCAPE had goodwill of approximately $619,000 associated with the acquisition of Availl, Inc. in 2006. No events occurred during the six months ended June 30, 2009 that would have been considered a triggering event under FAS 142 and require an impairment test as of that date.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of June 30, 2009:

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software acquired	$1,774,554	$(913,694)	5
Customer list acquired	180,000	(63,000)	5
Patent acquired	7,501	(2,125)	18

Total	$1,962,055	$(978,819)

Estimated Amortization Expense
For remainder of 2009		$150,766
For the Year-ended 12/31/2010		301,531
For the Year-ended 12/31/2011		301,531
For the Year-ended 12/31/2012		226,311
For the Year-ended 12/31/2013		653
Thereafter		2,443

Total		$983,236

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Amortization expense was approximately $151,000 and $269,000 for the six months ended June 30, 2009 and June 30, 2008, respectively. No events occurred during the six months ended June 30, 2009 that would have caused the Company to evaluate the need to record an impairment.

4.	Financial Instruments

Accounting guidance defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not an assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including our own credit risk.

The Company’s investments currently consist of certificates of deposits with maturities less than one year. These investments along with accounts receivable and accounts payable are reflected in the accompanying financial statements, at cost, which approximate fair value because of the short term maturity of these instruments.

5.	Stock-Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

There was approximately $541,000 and $539,000 of compensation cost related to stock options and restricted stock awards recognized in operating results in the six months ended June 30, 2009 and 2008, respectively.

Stock Options

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

	Three-months ended June 30, 2009	Six-months ended June 30, 2009
Expected volatility	95%	95%
Expected annual dividend yield	0	0
Risk free rate of return	2.13%	1.62%
Expected option term (years)	6.01	6.01

The following table summarizes information about stock option activity for the six months ended June 30, 2009:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2008	2,926,267	$1.70	8.31	$—
Granted	482,240	0.84
Exercised	18,800	0.33
Forfeited	125,760	2.66

Outstanding at June 30, 2009	3,263,947	$1.55	7.94	$—

Exercisable at June 30, 2009	1,301,790	$1.65	6.47

The weighted average fair value of options granted during the six months ended June 30, 2009 was $0.66. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2009 was $17,216. During the six months ended June 30, 2009, the amount of cash received from the exercise of stock options was $6,204.

The following table summarizes information about non-vested stock option awards as of June 30, 2009 and changes for the six months ended June 30, 2009.

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	1,754,681	$1.50
Granted	482,240	0.66
Vested	(214,942)	2.40
Forfeited	(59,822)	2.08

Non-vested at June 30, 2009	1,962,157	$1.18

At June 30, 2009, there was approximately $1.6 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan allows for the issuance of either stock options or restricted stock awards. In June 2009, the Compensation Committee granted restricted stock awards in accordance with the terms of the plan.

The fair value of stock awards is based upon the market price of the underlying common stock as of the date of grant. Stock awards are amortized over their applicable vesting period, one year, using the straight-line method.

The following table summarizes information about stock awards activity for the six months ended June 30, 2009:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2008	—	—
Granted	58,080	1.24
Vested	—	—
Forfeited	—	—

Nonvested balance at June 30, 2009	58,080	$1.24

At June 30, 2009, there was $66,000 of total unrecognized compensation cost related to stock awards which is expected to be recognized over a weighted-average period of one year.

6.	Common Stock and Warrants

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

7.	Income taxes

In June 2009 employees of the Company voluntarily elected to amend some or all of their stock option agreements to convert the grants from incentive stock options to non-qualified stock options. This conversion allowed the Company to record a deferred tax asset for the deduction the Company expects to receive when the options are exercised. The Company recorded a reduction to deferred tax expense of approximately $287,000 for the prior accumulated stock based compensation expense that was not deductible, and is the primary reason for the difference between the statutory tax rate of 34% and our effective rate of (3.9%) for the six months ended June 30, 2009.

8.	Earnings per Common Share

The components of earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerators
Numerators for basic and diluted earnings per share:
Net income	$943,258	$292,319	$698,816	$444,253

Denominators
Denominators for basic and diluted earnings per
Weighted average shares outstanding basic	17,232,642	17,195,802	17,230,007	17,258,901

Dilutive potential common shares
Stock options and awards (1)	479,548	608,662	453,354	642,328
Common stock warrants (2)	—	—	—	—
Denominator for dilutive earnings per share	17,712,190	17,804,464	17,683,361	17,901,229
Net income per common share	$0.05	$0.02	$0.04	$0.03
Net income per common share – diluted	$0.05	$0.02	$0.04	$0.02

(1)	For the three and six months ended June 30, 2009, 2,123,367 and 2,223,367 options were not included in dilutive shares, as the effect would have been anti-dilutive. For the three and six months ended June 30, 2008, 1,166,567 and 1,041,567 options were not included in dilutive shares, as the effect would have been anti-dilutive.

(2)	For the three and six months ended June 20, 2009 and 2008, no warrants have been included in dilutive shares, as the effect would have been anti-dilutive.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our product portfolio facilitates delivery of critical information such as financial data, medical records, customer files and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements. In addition, these solutions ensure compliance with some government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our products also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners. We believe these business-to-business, or B2B, aspects of our solution capabilities increasingly will allow us to address adjacent market demands beyond the traditional MFT market space. Examples of adjacent markets include those such as B2B or data loss prevention, or DLP, where our MFT solutions may be directly applicable or interoperate with other products offered by partners, acquired by GlobalSCAPE, or developed internally.

The following is a brief description of our products and solutions:

File Management Products — Our file management products are best known for the “CuteFTP” product line. They primarily consist of products that help users securely move and copy files on the Internet. A substantial portion of our revenues are derived from licensing our file management products. Some of our products encrypt the transfers for security using technology similar to a Web browser. The products consist of three product categories; client, server and compression transfer. Our file management product line includes the following software: Enhanced File Transfer Server, or EFT Server; Enhanced File Transfer Server Enterprise, or EFT Server Enterprise; and CuteFTP Pro, CuteFTP Home, and CuteFTP Lite. During the first quarter of 2009, we announced a major new release of our EFT Server software. The introduction of EFT Server Version 6.0 marks a rebranding of the Company’s flagship FTP solutions. Our legacy Secure FTP Server and EFT Server software solutions are now available as EFT Server and EFT Server Enterprise, respectively.

Wide-Area File Services and Continuous Data Protection Products — Our WAFS software products provide a file sharing, collaboration, and replication solution over multiple sites. By keeping all data updated on each location’s file server, each site has instant access to the very latest version. Our WAFS products help prevent opening an old file version without user conflicts. Changes made to data on any server are mirrored on all other servers. WAFS technology can have CDP added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities but doesn’t compromise data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location.

The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots.

Managed E-mail Attachment Solutions — Our managed e-mail attachment solution, Mail Express, addresses the needs of businesses that prefer to use their legacy e-mail infrastructure to deliver and manage e-mail attachments. E-mail traditionally has been ill-suited to delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than even 10 or 20 MB. The Mail Express solution allows delivery of multi-GB files as e-mail attachments by seamlessly replacing the attachments with links to the files. This approach can ease the load on the e-mail infrastructure and the long-term storage requirements associated with e-mail attachments. Mail Express also allows enhanced tracking and auditing of the file attachments through read receipts and log files.

Software as a Service Solution — Our SaaS solution, CuteSendIt, is a file transfer service for individuals, professionals, and businesses. The CuteSendIt application uses cloud computing approaches to deliver files through a hosted web portal. This solution approach meets the needs of users who do not have, or wish to invest in, file transfer infrastructure such as FTP servers or even client application software. Users access the CuteSendIt application over the Internet using a standard web browser, securely upload files (up to multi-GB) through the portal, and compose a brief message to accompany the file delivery. CuteSendIt then sends the message to the recipients as the body of an e-mail message. This e-mail message also includes links to the files uploaded through the CuteSendIt web portal. Anyone with an Internet connection can access this service at www.cutesendit.com. There is no software to install with CuteSendIt and no specific knowledge of file transfer is needed to use it. CuteSendIt currently is free to use for a limited number of transfers, and offers various monthly and yearly fee-based plans that meet specific file transfer requirements.

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

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over 19 of the last 21 quarters. At June 30, 2009, the Company had net working capital of $6.6 million. The primary component of current liabilities at June 30, 2009 was $3.6 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At June 30, 2009, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses related to our current business. At June 30, 2009 we had cash and short term investments available of $9.1 million. Although we continue to generate cash flows from operating activities, the frequency and timing of our cash inflows has decreased compared to prior periods as our customers are slower to pay, which we believe is reflective of the current economic recession.

Since our principal sources of capital are cash on hand, short term investments and cash flow from operations, to the extent that sales decline, our cash flow from operations will also decline. If sales decline or if our liquidity is otherwise under duress management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Net cash provided by operating activities for the six months ended June 30, 2009 and 2008 was approximately $3,230,000 and $2,015,000, respectively. The increase in 2009 was largely due to an increase in our deferred revenue balance associated with maintenance and support contracts. In addition, the Company received a large order from the U.S. Army in April, which included a three year contract for maintenance and support.

Net cash used in investing activities for the six months ended June 30, 2009 and 2008 was approximately $1,870,000 and $1,259,000, respectively. Cash used in investing activities for 2009 was for additional furniture and fixtures and leasehold improvements as we made renovations to our office space, as well as investing in short term certificates of deposit.

Net cash provided by (used in) financing activities during the six months ended June 30, 2009 and 2008 was approximately $6,000 and ($970,000) respectively. During 2008, cash was used to repurchase shares as part of a stock buyback program. This program ended in May 2008 and no further purchases of stock have been made. During 2009, the Company received proceeds from the exercise of stock options.

Contractual Obligations

There have been no significant changes in our contractual obligations during the six months ended June 30, 2009 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2008 Form 10-K. Our obligations mainly consist of the lease on our office space and leases on equipment.

Comparison of the Three Months ended June 30, 2009 and 2008

	Three Months ended June 30,
	2009	2008	$ Change	% Change
Total revenues	$4,744,990	$4,213,066	531,924	12.63%
Cost of revenues	75,486	45,170	30,316	67.12%
Selling, general and administrative expenses	2,845,916	2,672,735	173,181	6.48%
Research and development expenses	689,985	785,938	(95,953)	-12.21%
Depreciation and amortization	177,832	184,626	(6,794)	-3.68%

Total operating expense	3,789,219	3,688,469	100,750	2.73%

Income from operations	955,771	524,597	431,174	82.19%
Other (expense) income	(51,839)	22,726	(74,565)	-328.10%
Income tax (benefit) expense	(39,326)	255,004	(294,330)	-115.42%

Net income	$943,258	$292,319	650,939	222.68%

Revenue. We derive revenues primarily from software sales. Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the three months ended June 30, 2009, total revenues increased by approximately $532,000 or 12.63% from the same quarter in 2008. The increase in revenues was largely due to a significant order from the U.S. Army, and a 10% increase in prices over the prior year.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Three Months ended June 30,
Product	2009		2008
EFT Server Enterprise	$1,919,877	40.5%	$2,030,984	48.2%
EFT Server	3,507,069	73.9%	846,845	20.1%
CuteFTP Pro	524,720	11.1%	537,567	12.8%
CuteFTP Home	116,020	2.4%	234,934	5.6%
WAFS	412,219	8.7%	689,808	16.4%
CDP	8,455	0.2%	19,733	0.5%
All Others	50,028	1.1%	49,672	1.2%
Deferred Revenue adjustment	(1,793,398)	-37.8%	(196,477)	-4.7%

Total Operating Revenues	$4,744,990	100.0	$4,213,066	100.0

Maintenance and support	$1,527,187	32.2%	$1,202,137	28.5%

Sales of our EFT Server Enterprise and EFT Server products increased by $2,549,000 or 88.6% for the quarter. These products represented approximately 83.0%, before adjusting for deferred revenues, of our total revenues in the three months ending June 30, 2009 as compared to 65.3% in the same period in 2008. The increase in EFT Server revenues was due to a sale to the U.S. Army for 20,000 units of the Secure FTP Server software, with FIPS-certified libraries and our SSH module plus related maintenance and support, as well as a 10% price increase. The decrease in EFT Server Enterprise revenues was largely due to a decrease in units, slightly offset by the price increase.

Revenues from the CuteFTP Home and CuteFTP Pro products decreased by 17.1% in the quarter ended June 30, 2009, as compared to the same period in 2008, and accounted for approximately 9.8% and 8.8% of total revenues, before adjusting for deferred revenues, for the three months ended June 30, 2009 and 2008, respectively. This decline continues the general reduction in CuteFTP product revenues experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. In addition, our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.

Because of the more complex nature of, the EFT Server, EFT Server Enterprise, WAFS and CDP products, purchasers require increased maintenance and support. Our maintenance and support revenues for the quarter increased by 27% compared to the same period in 2008. As our enterprise products become a larger portion of our total revenues, maintenance and support revenues will likely continue to increase, as well as represent a higher proportion of our total revenue as more enterprise product customers purchase support compared to our consumer product customers. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we currently recognize additional deferred revenue and earn the revenue over the term of the maintenance and support agreement.

Sales of our WAFS and CDP software decreased by $289,000 or 40.7% for the quarter. The WAFS and CDP products are largely used by architecture, engineering and construction firms to transfer large documents between offices. These firms have been drastically affected by the economic recession, and as a result sales of WAFS and CDP software decreased drastically at the beginning of the year as companies cut spending in order to stay in business. With a slight recovery in the economy and the release of WAFS version 3.6.1 software in June, sales have begun to increase and the Company believes they will soon stabilize. These products accounted for approximately 6.4% of total revenue, before adjusting for deferred revenues, for the second quarter of 2009 compared to 8.0% for the same period in 2008.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs and production, packaging and shipping costs for boxed copies of software products. The increase in cost of revenues is largely due to an approximately $21,000 increase in royalties. This increase was due to royalty agreements with two additional companies in 2009 as compared to 2008. The remaining increase in cost of revenues was due to a larger portion of internet fees being recorded in cost of revenues as opposed to selling, general and administrative expenses. In 2008, virtually all internet fees were recorded as a selling expense, however as a significant portion of our revenues are from online sales, the Company determined that a portion of those costs should be recognized as a cost of revenue.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, facility costs, bad debt and professional fees. The net increase in selling, general and administrative expenses of approximately $173,000 or 6.5% was caused by several items: salaries, commissions, bonuses, compensation expense, professional fees, consulting fees, and product development allocations. These increases were offset by decreases in numerous other accounts, mainly due to the Company’s concentrated cost control measures in the current year. Accounts with notable decreases were recruiting, legal fees, advertising, office rent and bad debt.

The approximate $114,000 increase in salaries was due to the addition of a CEO and COO. These positions were filled on an interim basis by one officer during the three months ended June 30, 2008. Commissions increased by approximately $213,000 due to the commissions for the Army order as well a higher percentage paid on maintenance and support renewals. Bonuses increased by approximately $41,000 year over year due to a different bonus structure and the addition of eligible employees under the bonus plan. Compensation expense increased approximately $44,000 due to the large amount of stock options granted at the beginning of the year in conjunction with pay increases. Professional fees increased approximately $34,000 due to the hiring of Grant Thornton LLP as our auditors, additional work done by our tax accountant for changes to our stock option grants, and the addition of an investor relations firm in the current year. Consulting fees increased approximately $75,000 due to the hiring of a consultant to specifically drive sales in the government industry. In 2008 approximately $41,000 of software development costs were capitalized, no amounts were capitalized in 2009.

Recruiting for the three months ended June 30, 2009 decreased approximately $105,000 as compared to the same period in 2008 because there were recruiting expenses in 2008 associated with the hiring of a senior accountant, several software engineers and the search for a CEO. Legal fees were approximately $38,000 higher in 2008 due to the restructuring of legal entities, review of contract agreements and legal expenses for work performed on the post-effective amendment to a registration statement originally filed in 2006. The reduction of approximately $27,000 in service fees is due to a larger portion of internet costs being classified in cost of revenues, as well as reduced fees with the closing of the Andover office. With the closing of the Andover, MA office in December 2008 a reserve was established at that time for all expenses related to the closing. The rent for that office is being charged against that reserve established, and therefore, resulted in an approximately $18,000 decrease in rent expense for the current period as compared to the prior year. Advertising decreased by approximately $54,000 due to the optimization of Google search ads. The reduction in bad debt expense of approximately $55,000 as compared to the same period in 2008 was primarily due to a change in the methodology of calculation that better estimated our allowance based on the historical collection patterns of our customer base.

Research and Development. The decrease in research and development expenses was due to a decrease in the number of offshore developers used for software development, as well as approximately $34,000 in costs that were capitalized as software development in 2008. No amounts were capitalized in 2009.

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

Other Income (Expense), net. The largest portion of other income/expense relates to the loss on disposal of assets. With the renovation of our office space in the current year and due to the current economic condition, we were not able to sell the furniture that we removed and had to completely write off the net book value of the property.

Income Taxes. Our effective tax rates were (4.4) % and 46.6% for the three months ended June 30, 2009 and 2008, respectively. This decrease was largely due to the large deduction the Company expects to receive as the result of converting approximately 1.5 million stock options from incentive stock options to non-qualified stock options. For both 2009 and 2008 the most significant item that effects our effective income tax rate relates to granted incentive stock options, for which our recorded expense is generally not deductible.

Comparison of the Six Months ended June 30, 2009 and 2008

	Six Months ended June 30,		$ Change	% Change
	2009	2008
Total revenues	$7,985,383	$8,268,885	(283,502)	-3.43%
Cost of revenues	127,403	75,176	52,227	69.47%
Selling, general and administrative expenses	5,429,050	5,654,564	(225,514)	-3.99%
Research and development expenses	1,365,177	1,329,207	35,970	2.71%
Depreciation and amortization	349,871	358,645	(8,774)	-2.45%

Total operating expense	7,271,501	7,417,592	(146,091)	-1.97%

Income from operations	713,882	851,293	(137,411)	-16.14%
Other (expense) income	(41,420)	53,036	(94,456)	-178.10%
Income tax (benefit) expense	(26,354)	460,076	(486,430)	-105.73%

Net income	$698,816	$444,253	254,563	57%

Revenue. For the six months ended June 30, 2009, total revenues decreased by approximately $283,500 or 3.4% from the same period in 2008. This decrease was largely due to a decrease in unit sales in the early part of the year caused by the economic recession and was slightly offset by an increase in prices on our EFT Server and EFT Server Enterprise product lines as well as the U.S Army order.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Six Months ended June 30,
Product	2009		2008
Enhanced File Transfer Server Enterprise	$3,628,712	45.4%	$3,767,007	45.6%
Enhanced File Transfer Server	4,152,190	52.0%	1,709,035	20.7%
CuteFTP Pro	904,469	11.3%	1,083,598	13.1%
CuteFTP Home	259,644	3.3%	484,038	5.9%
WAFS	818,847	10.3%	1,301,241	15.7%
CDP	10,264	0.1%	33,799	0.4%
All Others	58,632	0.7%	135,120	1.6%
Deferred Revenue adjustment	(1,847,375)	-23.1%	(244,953)	-3.0%

Total Operating Revenues	$7,985,383	100.0	$8,268,885	100.0

Maintenance and support	$2,820,432	35.3%	$2,368,893	28.6%

Sales of our EFT Server Enterprise and EFT Server products increased by $2,305,000 or 42.1% for the six months. These products represented approximately 79.1%, before adjusting for deferred revenues, of our total revenues in the six months ending June 30, 2009 as compared to 64.3% in the same period in 2008. The increase was due to two factors: a sale to the U.S. Army for 20,000 units of the Secure FTP Server software, with FIPS-certified libraries and our SSH module plus related maintenance and support, as well as a 10% price increase.

Revenues from the CuteFTP Home and CuteFTP Pro products decreased by approximately $404,000 or 25.7% in the six months ended June 30, 2009, as compared to the same period in 2008, and accounted for approximately 11.8% and 18.4% of total revenues, before adjusting for deferred revenues, for the six months ended June 30, 2009 and 2008, respectively. This decline continues the general reduction in CuteFTP product revenues experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that put increasing pressure on CuteFTP product revenues. In addition, our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.

Because of the more complex nature of, the EFT Server, EFT Server Enterprise, WAFS and CDP products, purchasers require increased maintenance and support. Our maintenance and support revenues for the six months increased by 19.1% compared to the same period in 2008. As our enterprise products become a larger portion of our total revenues, maintenance and support revenues will continue to increase, as well as represent a higher proportion of our total revenue as more enterprise product customers purchase support compared to our consumer product customers. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we currently recognize additional deferred revenue and earn the revenue over the life of the maintenance and support agreement.

Sales of our WAFS and CDP software decreased by approximately $506,000 or 37.9% from the six month period ended June 30, 2008. The WAFS and CDP products are largely used by architecture, engineering and construction firms to transfer large documents between offices. These firms have been drastically affected by the economic recession, and as a result sales of WAFS and CDP software decreased drastically at the beginning of the year as companies cut spending in order to stay in business. With a slight recovery in the economy and the release of WAFS version 3.6.1 software in June, sales have begun to increase and the Company believes they will soon stabilize. These products accounted for approximately 8.4% and 15.7% of total revenue, before adjusting for deferred revenues, for the first six months of 2009 and 2008, respectively.

Cost of Revenues. Cost of revenues consist primarily of royalty, a portion of our bandwidth costs as well as production, packaging, and shipping costs for boxed copies of software products. The increase of approximately $52,000 in the cost of revenues was largely caused by an increase in royalty payments and bandwidth costs, offset by a decrease in payments made to the U.S. General Services Administration (GSA). The approximate $58,000 increase in royalties was due to the addition of royalty payments to two companies. The approximate $24,000 increase in bandwidth costs was due to a larger portion of these costs being recorded in cost of revenues as opposed to selling, general and administrative expenses. In 2008, all internet fees were recorded as a selling expense, however, as a significant portion of our revenues are from online sales, the Company determined that a portion of those costs should be recognized as a cost of revenue. The approximately $24,000 decrease in GSA payments is due to the Company not making any sales on a GSA schedule during 2009.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, facility costs, bad debt and professional fees. The net decrease in selling, general and administrative expenses of approximately $226,000 or 3.99% was mainly due to the Company’s concentrated cost control measures in the current year. Accounts with notable decreases were commissions, recruiting, bad debt expense, legal fees, service and billing fees, and marketing expense. These decreases were offset by increases in several accounts including: salaries, payroll taxes and other benefits, bonuses, compensation expense, professional fees, consulting fees and product development allocations.

The net increase of approximately $75,000 in salaries, payroll taxes and other benefits was mainly attributable to the addition of a CEO and COO. These positions were filled on an interim basis by one officer during approximately five of the first six months of 2008. The increase of approximately $75,000 in bonuses was due to the adoption of a new bonus structure and the addition of eligible employees under the plan. The increase of approximately $25,000 in compensation expense was due to the increased amount of stock options granted at the beginning of the year in conjunction with pay increases. The increase of approximately $173,000 in professional fees was due to a change in auditors and additional work done by our tax accountant for changes to stock option grants, as well as hiring an investor relations firm. The increase of approximately $126,000 in consulting fees was due to the hiring of a consultant to specifically drive sales in the government industry. In 2008 $40,000 of expenses were capitalized as software development, no amounts were capitalized in 2009.

Commission expense decreased approximately $176,000 from the prior year due to a change in commission policy. In January 2008, additional commissions were paid to account for this change in policy. This decrease was offset by the commissions on the U.S. Army order as well as a higher percentage paid on maintenance and support renewals. Recruiting expense was approximately $138,000 higher in 2008 due to the hiring of a senior accountant and several software engineers as well as fees paid for the search for a CEO. The reduction in bad debt expense of approximately $154,000 was primarily due to a change in the methodology of calculation that better estimated our allowance based on the historical collection patterns of our customer base. Legal expense was approximately $52,000 higher in 2008 due to the restructuring of legal entities, review of contract agreements, and legal expenses for work performed on the post-effective amendment to a registration statement originally filed in 2006. The reduction of approximately $54,000 in service fees was due to a larger portion of internet costs being classified in cost of revenues, as well as reduced fees with the closing of the Andover office. The reduction of billing fees of approximately $42,000 was due to fewer online sales. The decrease of approximately $50,000 in marketing expense was due to the discontinued use of several marketing firms.

Research and Development. Research and development expenses increased by $36,000 or 2.7% between periods. The increase in R&D expenses was due to additional personnel needed to support our product releases during 2009. We have hired several additional engineers/programmers to deliver these releases and anticipate a continued business-driven focus on solution concept exploration and delivery activities. The increase in personnel expense was slightly offset by reducing our use of offshore developers.

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

Other Income, Expense. The largest portion of other income/expense relates to the loss on disposal of assets. With the renovation of our office space in the current year and due to the current economic condition, we were not able to sell the furniture that we removed and had to completely write off the net book value of the property.

Income Taxes. Our effective tax rates were (3.9)% and 50.1% for the six months ended June 30, 2009 and 2008, respectively. This decrease was largely due to the large deduction the Company expects to receive as the result of converting approximately 1.5 million stock options from incentive stock options to non-qualified stock options. For both 2009 and 2008 the most significant item that effects our effective income tax rate relates to granted incentive stock options, for which our recorded expense is generally not deductible.

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

In the first six months ended June 30, 2009, approximately 17.9% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Annual Meeting of Stockholders of the Company was held in San Antonio, Texas on June 3, 2009 for the purpose of (1) electing two directors for a three-year and (2) ratifying the appointment of independent registered public accountants for 2009. Proxies for the meeting were solicited pursuant to the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation. Results of the stockholder voting were as follows;

	Number of Shares
	For	Against	Abstaining/ Withheld	Broker Non- Votes
(1) Election of Directors	14,385,452	875,046	0	1,206,249
ThomasW. Brown
JamesR. Morris

(2) Ratify the appointment of independent registered public accountants for 2009	15,209,491	30,204	20,803	1,206,249

The term of office for our other directors, David L. Mann, Philip M. Renfro and Frank M. Morgan, continued after the meeting.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

August 12, 2009	By:	/s/ Mendy Marsh
Date		Mendy Marsh
Vice President and Chief Financial Officer