Form 10-Q
period 2009-09-30
GLOBALSCAPE INC
filed 2009-11-10
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of November 10, 2009, there were 17,271,171 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2009

GlobalSCAPE®, CuteFTP® and CuteFTP Pro® and Availl® are registered trademarks of GlobalSCAPE, Inc. Cute FTP HomeTM, Cute FTP LiteTM, CuteSendItTM, Mail ExpressTM, Continuous Data ProtectionTM, CDPTM, Wide-Area File ServicesTM, WAFSTM, Secure FTP ServerTM, Enhanced File Transfer ServerTM, EFT Server EnterpriseTM and Enhanced File Transfer Server EnterpriseTM are trademarks of GlobalSCAPE, Inc. Other trademarks and tradenames in this quarterly report are the property of their respective owners.

Part I. Financial Information

Item 1.	Financial Statements

GlobalSCAPE, Inc.

Condensed Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,653,903	$6,318,604
Short term investments	1,405,000	—
Accounts receivable (net of allowance for doubtful accounts of $152,049 and $330,916 on September 30, 2009 and December 31, 2008, respectively)	2,005,216	2,021,293
Federal income tax receivable	—	19,244
Current deferred tax asset	132,182	—
Prepaid expenses	170,572	120,162

Total current assets	12,366,873	8,479,303

Fixed assets, net	1,786,785	1,642,776
Intangible assets, net	907,854	1,134,000
Goodwill	619,065	619,065
Deferred tax asset	—	297,183
Other assets	54,481	47,581

Total assets	$15,735,058	$12,219,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$301,959	$512,256
Accrued expenses	637,363	560,889
Federal income tax payable	299,415	—
Deferred revenue	3,738,475	2,755,698
Deferred compensation	—	215,858

Total current liabilities	4,977,212	4,044,701

Deferred tax liability	37,743	545,169
Other long term liabilities	1,164,375	151,497
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,674,752 and 17,630,952 shares issued at September 30, 2009 and December 31, 2008, respectively	17,675	17,631
Additional paid-in capital	10,539,840	9,737,380
Treasury stock, 403,581 shares, at cost, at September 30, 2009 and December 31, 2008.	(1,451,805)	(1,451,805)
Retained earnings (deficit)	450,018	(824,665)

Total stockholders’ equity	9,555,728	7,478,541

Total liabilities and stockholders’ equity	$15,735,058	$12,219,908

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating Revenues:
Software product revenues	$2,632,858	$2,514,188	$7,797,810	$8,414,181
Maintenance and support	1,663,502	1,227,268	4,483,934	3,596,160

Total Revenues	4,296,360	3,741,456	12,281,744	12,010,341
Operating Expenses:
Cost of revenues	102,066	73,749	229,468	148,924
Selling, general and administrative expenses	2,396,307	2,235,397	7,825,359	7,889,961
Research and development expenses	728,685	843,013	2,093,862	2,172,221
Depreciation and amortization	187,202	217,602	537,073	576,247

Total operating expenses	3,414,260	3,369,761	10,685,762	10,787,353

Income from operations	882,100	371,695	1,595,982	1,222,988
Other (expense) income, net	3,252	18,899	(38,168)	71,935

Income before income taxes	885,352	390,594	1,557,814	1,294,923
Provision for income taxes	309,485	163,387	283,131	623,464

Net Income	$575,867	$227,207	$1,274,683	$671,459

Net income per common share—basic	$0.03	$0.01	$0.07	$0.04
Net income per common share—diluted	$0.03	$0.01	$0.07	$0.04
Weighted average shares outstanding:
Basic	17,254,138	17,216,638	17,238,139	17,244,637
Diluted	18,243,295	17,765,178	17,799,851	17,849,898

The accompanying notes are an integral part of these financial statements

GlobalSCAPE, Inc.

Condensed Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance at December 31, 2008	17,630,952	$17,631	$9,737,380	$(1,451,805)	$(824,665)	$7,478,541

Shares issued upon exercise of stock options	43,800	44	33,660	—	—	33,704

Stock-based compensation expense	—	—	768,800	—	—	768,800

Net income	—	—	—	—	1,274,683	1,274,683

Balance at September 30, 2009	17,674,752	$17,675	$10,539,840	$(1,451,805)	$450,018	$9,555,728

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2009	2008
Operating Activities:
Net income	$1,274,683	$671,459
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt (recoveries) expense	(164,464)	40,563
Depreciation and amortization	537,073	576,247
Loss on disposition of assets	53,064	13,598
Stock-based compensation	768,800	553,198
Deferred taxes	(342,425)	(105,199)
Changes in operating assets and liabilities:
Accounts receivable	190,541	711,303
Prepaid expenses	(50,410)	125,725
Federal income tax	318,659	—
Other assets	(6,900)	27,315
Accounts payable	(210,297)	158,333
Accrued expenses	76,474	(140,376)
Deferred revenues	1,981,369	291,683
Deferred compensation	(215,858)	80,230
Other long-term liabilities	14,286	—

Net cash provided by operating activities	4,224,595	3,004,079

Investing Activities:
Proceeds from sale of property and equipment	1,244	1,676
Purchase of property and equipment	(519,244)	(1,505,075)
Purchase of investments	(1,405,000)	—

Net cash used in investing activities	(1,923,000)	(1,503,399)
Financing Activities:
Purchase of treasury stock	—	(978,383)
Proceeds from exercise of stock options	33,704	12,420

Net cash provided by (used in) financing activities	33,704	(965,963)
Net increase in cash	2,335,299	534,717
Cash at beginning of period	6,318,604	5,214,479

Cash at end of period	$8,653,903	$5,749,196

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$311,249	$752,832

Noncash-shares issued for goods	$—	$40,200

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2009

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”), founded in April 1996, develops and distributes secure managed file transfer, or MFT, software for individuals and business users to safely send files over the internet. We have also developed Wide-Area File Services, or WAFS, collaboration and Continuous Data Protection, or CDP, software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN, at WAN and LAN speeds. In addition, we released managed e-mail attachment and software-as-a-service, or SaaS, information sharing solutions in 2008. The e-mail attachment delivery and SaaS solutions broaden our product portfolio to address the substantial installed base of IT systems with e-mail attachment size limitations and other file delivery infrastructure constraints.

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

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure we consistently report our financial condition, results of operations, and cash flows.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s financial position and results of operations.

The Company evaluated its September 30, 2009 financial statements for subsequent events through November 10, 2009, the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Significant Accounting Policies

There have been no changes in our significant accounting policies during the nine months ended September 30, 2009 from those described in our 2008 Form 10-K. Listed below is a condensed version of the Company’s critical accounting policies.

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

Goodwill and Intangible Assets – The Company accounts for goodwill and certain indefinite-lived intangible assets by evaluating them at least annually for impairment. The determination of whether the carrying value of goodwill and other intangible assets has been impaired requires the Company to make estimates and assumptions about future business trends and growth. If an event occurs that would cause the Company to revise its estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on the Company’s financial condition or results of operations.

Income Taxes – The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Accruals for uncertain tax positions are provided for in accordance with FASB guidance.

Recent Accounting Pronouncements

In October 2009, the FASB amended its guidance regarding the accounting model for revenue arrangement that include both tangible products and software elements. This guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition. This guidance also provides information on how to allocate consideration to deliverables in an arrangement that includes both tangible products and software. This guidance is effective in fiscal years beginning on or after June 15, 2010. We do not expect this guidance to have a material impact on our financial statements.

In October 2009, the FASB amended its guidance regarding revenue recognition on multiple-deliverable arrangements. This guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance also establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. This amendment also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This guidance eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also requires the best estimate of selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Finally, this guidance significantly expands the disclosures related to multiple-deliverable revenue arrangements.

This guidance is effective in fiscal years beginning on or after June 15, 2010. We have not yet evaluated the effect of the adoption of this guidance on our financial statements.

In August 2009, the FASB amended its guidance regarding the fair value measurement of liabilities. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, the entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities when traded as assets, a present value technique, or a market approach. The guidance also clarifies that when using the quoted price in an active market for the identical liability or the quoted price for the identical liability traded as an asset, these valuations are Level 1 fair value measurements. This guidance is effective as of the date of issuance. The implementation of this guidance did not have a material impact on our financial statements.

In May 2009, the FASB amended its guidance regarding subsequent events to incorporate the accounting and disclosure requirements for subsequent events into GAAP. The guidance introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. We adopted this guidance as of June 30, 2009, which was the required effective date.

In April 2009, the FASB amended its guidance regarding interim disclosures about fair value of financial instruments. This amendment requires companies to disclose in its interim and annual financial statements the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized. This guidance is effective for interim reporting periods ending after June 15, 2009. The implementation of this guidance did not have a material impact on our financial statements.

In April 2008, the FASB amended its guidance regarding the determination of the useful life of intangible assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under the new guidance entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The new guidance will require certain additional disclosures beginning October 1, 2009 and prospective application to useful life estimates prospectively for intangible assets acquired after September 20, 2009. The implementation of this guidance did not have a material impact on our financial statements.

3.	Goodwill and Other Intangible Assets

As of September 30, 2009, GlobalSCAPE had goodwill of approximately $619,000 associated with the acquisition of Availl, Inc. in 2006. No events occurred during the nine months ended September 30, 2009 that would have been considered a triggering event under current accounting guidance and require an impairment test as of that date.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of September 30, 2009:

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software acquired	$1,774,554	$(979,914)	5
Customer list acquired	180,000	(72,000)	5
Patent acquired	7,501	(2,287)	18

Total	$1,962,055	$(1,054,201)

Estimated Amortization Expense
For remainder of 2009		$75,382
For the Year-ended 12/31/2010		301,531
For the Year-ended 12/31/2011		301,531
For the Year-ended 12/31/2012		226,311
For the Year-ended 12/31/2013		651
Thereafter		2,447

Total		$907,854

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Amortization expense was approximately $226,000 and $403,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively. No events occurred during the nine months ended September 30, 2009 that would have caused the Company to evaluate the need to record an impairment.

4.	Financial Instruments and Investments

Accounting guidance defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not an assumption specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including our own credit risk.

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

There was approximately $769,000 and $553,000 of compensation cost related to stock options and restricted stock awards recognized in operating results in the nine months ended September 30, 2009 and 2008, respectively.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options consistent with the requirements established by FASB:

	Three-months ended Sept 30, 2009	Nine-months ended Sept 30, 2009
Expected volatility	95%	91% - 99%
Expected annual dividend yield	0	0
Risk free rate of return	2.35%	1.65% - 3.19%
Expected option term (years)	6.01	5.53 - 6.01

The following table summarizes information about stock option activity for the nine months ended September 30, 2009:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2008	2,926,267	$1.70	8.31	$—
Granted	547,240	0.86
Exercised	43,800	0.77
Forfeited	153,500	2.50

Outstanding at September 30, 2009	3,276,207	$1.56	7.88	$—

Exercisable at September 30, 2009	1,639,389	$1.68	6.75

The weighted average fair value of options granted during the nine months ended September 30, 2009 was $0.75. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2009 was $36,216. During the nine months ended September 30, 2009, the amount of cash received from the exercise of stock options was $33,704.

The following table summarizes information about non-vested stock option awards as of September 30, 2009 and changes for the nine months ended September 30, 2009.

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2008	1,754,681	$1.50
Granted	547,240	0.75
Vested	(583,542)	1.79
Forfeited	(81,561)	1.81

Non-vested at September 30, 2009	1,636,818	$1.13

At September 30, 2009, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of three years.

Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan allows for the issuance of either stock options or restricted stock awards. In June 2009, restricted stock awards for 58,080 shares of common stock were granted in accordance with the terms of the plan.

The fair value of stock awards is based upon the market price of the underlying common stock as of the date of grant. Stock awards are amortized over their applicable vesting period, one year, using the straight-line method.

The following table summarizes information about stock awards activity for the nine months ended September 30, 2009:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2008	—	—
Granted	58,080	1.24
Vested	—	—
Forfeited	—	—

Nonvested balance at September 30, 2009	58,080	$1.24

At September 30, 2009, there was $48,000 of total unrecognized compensation cost related to stock awards which is expected to be recognized over a weighted-average period of one year.

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

In June 2009, employees of the Company voluntarily elected to amend some or all of their stock option agreements to convert the grants from incentive stock options to non-qualified stock options. This conversion allowed the Company to record a deferred tax asset for the deduction the Company expects to receive when the options are exercised. The Company recorded a reduction to deferred tax expense of approximately $287,000 for the prior accumulated stock based compensation expense that was not deductible, and is the primary reason for the difference between the statutory tax rate of 34% and our effective rate of 18.2% for the nine months ended September 30, 2009.

8.	Earnings per Common Share

The components of earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerators
Numerators for basic and diluted earnings per share:
Net income	$575,867	$227,207	$1,274,683	$671,459

Denominators
Denominators for basic and diluted earnings per
Weighted average shares outstanding basic	17,254,138	17,216,638	17,238,139	17,244,637

Dilutive potential common shares
Stock options and awards (1)	989,157	548,540	561,712	605,261
Common stock warrants (2)	—	—	—	—
Denominator for dilutive earnings per share	18,243,295	17,765,178	17,799,851	17,849,898
Net income per common share	$0.03	$0.01	$0.07	$0.04
Net income per common share—diluted	$0.03	$0.01	$0.07	$0.04

(1)	For the three and nine months ended September 30, 2009, 939,967 and 1,746,567 options were not included in dilutive shares, as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2008, 1,011,567 and 906,567 options were not included in dilutive shares, as the effect would have been anti-dilutive.

(2)	For the three and nine months ended September 30, 2009 and 2008, no warrants have been included in dilutive shares, as the effect would have been anti-dilutive.

9.	Severance and Restructuring Charges

In November 2008, the Company implemented a restructuring plan for its Andover, Massachusetts operations that resulted in the reduction of six positions as well as the closing of the office space. The Company has completed substantially all restructuring activities, except for the relocation of one employee, and recognized all anticipated restructuring charges as of September 30, 2009. The following table summarized activity related to the Company’s restructuring:

	Employee Costs	Facility Costs	Total
Balance at January 1, 2009	$79,784	$55,860	$135,644
Restructuring charge	13,640	14,426	28,066
Cash payments	(83,424)	(63,829)	(147,253)

Balance at September 30, 2009	$10,000	$6,457	$16,457

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We develop, distribute and maintain secure managed file transfer, or MFT, software for individuals and businesses to safely send files over the internet, within an enterprise, or to business partners. We have also developed Wide-Area File Services, or WAFS, collaboration and Continuous Data Protection, or CDP, software. These solutions further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN at local network speeds. In addition, we released managed e-mail attachment and software-as-a-service, or SaaS, information sharing solutions in 2008. The e-mail attachment delivery and SaaS solutions broaden our product portfolio to address the substantial installed base of IT systems with e-mail attachment size limitations and other file delivery infrastructure constraints.

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

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over 20 of the last 22 quarters. At September 30, 2009, the Company had net working capital of $7.4 million. The primary component of current liabilities at September 30, 2009 was $3.7 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At September 30, 2009, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products or businesses. At September 30, 2009, we had cash and short term investments available of $10.1 million.

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

Net cash provided by operating activities for the nine months ended September 30, 2009 and 2008 was approximately $4,225,000 and $3,004,000, respectively. The increase in 2009 was largely due to an increase in our net income and an increase in deferred revenue associated with maintenance and support contracts. In addition, the Company received a large order from the U.S. Army in April, which included a three year contract for maintenance and support.

Net cash used in investing activities for the nine months ended September 30, 2009 and 2008 was approximately $1,923,000 and $1,503,000, respectively. Cash used in investing activities for 2009 was for additional furniture and fixtures and leasehold improvements as we made renovations to our office space, as well as investing in short term certificates of deposit.

Net cash provided by (used in) financing activities during the nine months ended September 30, 2009 and 2008 was approximately $34,000 and ($966,000), respectively. During 2008, cash was used to repurchase shares as part of a stock buyback program. This program ended in May 2008 and no further purchases of stock have been made. The cash provided during 2009 was proceeds from the exercise of stock options.

Contractual Obligations

There have been no significant changes in our contractual obligations during the nine months ended September 30, 2009 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2008 Form 10-K. Our obligations mainly consist of the lease on our office space and leases on equipment.

Comparison of the Three Months ended September 30, 2009 and 2008

	Three Months ended September 30,
	2009	2008	$ Change	% Change
Total revenues	$4,296,360	$3,741,456	554,904	14.83%
Cost of revenues	102,066	73,749	28,317	38.40%
Selling, general and administrative expenses	2,396,307	2,235,397	160,910	7.20%
Research and development expenses	728,685	843,013	(114,328)	-13.56%
Depreciation and amortization	187,202	217,602	(30,400)	-13.97%

Total operating expense	3,414,260	3,369,761	44,499	1.32%

Income from operations	882,100	371,695	510,405	137.32%
Other income	3,252	18,899	(15,647)	-82.79%
Income tax expense	309,485	163,387	146,098	89.42%

Net income	$575,867	$227,207	348,660	153.45%

Revenue. We derive revenues primarily from software sales. Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of support and maintenance agreements. For the three months ended September 30, 2009, total revenues increased by approximately $555,000 or 14.8% from the same quarter in 2008. Revenues increased largely due to a significant increase in the number of units sold. With the release of EFT 6.0 in March 2009, the Company was able to offer customers the ability to purchase individual modules and introduced one new module that had not been available in 2008. This increase was slightly offset by the continued decrease in sales of the CuteFTP and WAFS product lines.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Three Months ended September 30,
Product	2009		2008
EFT Server Enterprise	$2,267,398	52.8%	$1,624,475	43.4%
EFT Server	992,920	23.1%	869,195	23.2%
CuteFTP Pro	367,535	8.6%	480,262	12.8%
CuteFTP Home	91,151	2.1%	168,735	4.5%
WAFS	470,979	11.0%	568,664	15.2%
CDP	25,207	0.6%	29,631	0.8%
All Others	81,170	1.9%	29,558	0.8%
Deferred Revenue adjustment	—	0.0%	(29,064)	-0.8%

Total Operating Revenues	$4,296,360	100.0	$3,741,456	100.0

Maintenance and support	$1,663,502	38.7%	$1,227,268	32.8%

Sales of our EFT Server Enterprise and EFT Server products increased by $767,000 or 30.7% for the quarter compared to the same quarter in 2008. These products represented approximately 75.9% of our total revenues in the three months ending September 30, 2009 as compared to 66.6%, before adjusting for deferred revenues, in the same period in 2008. The increase in EFT Server revenues was largely due to an increase in the number of units sold and particularly the number of modules. With the release of EFT Server 6.0 in March of 2009, customers were able to purchase individual modules. With this flexibility customers of the lower end EFT Server product were able to purchase modules which were not available in the previous version. Sales of the Web Transfer Client module increased over 200% from the third quarter of 2008. The Company also released the Advanced Workflow Engine (“AWE”) module in February 2009, which contributed to the increase in unit sales.

Revenues from the CuteFTP Home and CuteFTP Pro products decreased by $190,000 or 29.3% in the quarter ended September 30, 2009, as compared to the same period in 2008, and accounted for approximately 10.7% and 17.3% of total revenues for the three months ended September 30, 2009 and 2008, respectively. This decline continues the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. In addition, we believe the economic downturn has also reduced the spending capability of our customers. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.

Sales of our WAFS and CDP software decreased by $102,000 or 17.1% for the quarter. The WAFS and CDP products are largely used by architecture, engineering and construction firms to transfer large documents between offices. These firms have been significantly affected by the economic recession, and as a result sales of WAFS and CDP software decreased drastically at the beginning of the year as companies cut spending in order to stay in business. With some recovery in the economy and the release of WAFS version 3.6.1 in June, sales have stabilized through the end of the third quarter. These products accounted for approximately 11.5% of total revenue for the third quarter of 2009 compared to 16.0% for the same period in 2008, before adjusting for deferred revenues.

Because of the more complex nature of the EFT Server, EFT Server Enterprise, WAFS and CDP products, purchasers require increased maintenance and support. Our maintenance and support revenues for the quarter increased by 35.5% compared to the same period in 2008. Approximately $155,000 of the maintenance and support revenue earned each quarter is related to the sale to the U.S. Army in April 2009 and will continue into 2012. As our enterprise products become a larger portion of our total revenues, maintenance and support revenues will likely continue to increase, as well as represent a higher proportion of our total revenue as more enterprise product customers purchase support compared to our consumer product customers. Maintenance and support pricing is reflective of the license cost of the products and the additional support needed to maintain and support the products and customers. With higher maintenance and support sales, we currently recognize additional deferred revenue and earn the revenue over the term of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs and production, packaging and shipping costs for boxed copies of software products. The increase in cost of revenues is largely due to an approximately $39,000 increase in royalties. This increase was due to the addition of royalties paid on the new AWE module which was released in February 2009.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, facility costs, bad debt and professional fees. The net increase in selling, general and administrative expenses of approximately $161,000 or 7.2% was caused by several items: salaries, commissions, compensation expense, consulting fees, public relations fees and product development allocations. These increases were offset by decreases in numerous other accounts, mainly due to the Company’s concentrated cost control measures in the current year. Accounts with notable decreases were bonuses, office rent, professional fees, service fees, advertising, and bad debt.

The approximate $69,000 increase in salaries was due to three full months of salary for the CEO in 2009 as compared to one month in 2008 as well as the addition of a COO subsequent to the third quarter in 2008. Commissions increased by approximately $58,000 due to an increase in sales. The increase in compensation expense of approximately $237,000 is due to a large credit received in 2008 related to the forfeiture of approximately 250,000 options. Consulting fees increased approximately $57,000 due to the hiring of a consultant to specifically drive sales in the government industry. Public relations fees increased approximately $31,000 due to the hiring of an outside marketing communications company earlier in 2009. Finally, in 2008 approximately $25,000 of software development costs were capitalized; no amounts were capitalized in 2009 because there were no projects that were eligible for capitalization.

Bonus expense for the three months ended September 30, 2009 decreased approximately $49,000 as compared to the same period in 2008 due to a new bonus structure in 2009. With the closing of the Andover, MA office in December 2008 a reserve was established at that time for all expenses related to the closing. The rent for that office is being charged against the reserve established, and therefore, resulted in an approximate $18,000 decrease in rent expense for the current period as compared to the prior year. The remaining decrease in rent expense of approximately $19,000 was due to rent expense paid in 2008 for the final payment on the prior office rental space in San Antonio. Professional fees were approximately $25,000 higher in 2008 due to additional work done by our tax accountant in conjunction with the restatement of certain 2007 and 2008 financial statements. The reduction of approximately $14,000 in service fees was due to a larger portion of internet costs being classified in cost of revenues, as well as reduced fees with the closing of the Andover office. Advertising expense decreased by approximately $135,000 due to the optimization of Google search ads. The reduction in bad debt expense of approximately $51,000 as compared to the same period in 2008 was primarily due to a change in the methodology of calculation that better estimated our allowance based on the historical collection patterns of our customer base.

Research and Development. The decrease in research and development expenses of approximately $114,000 was mainly due to a decrease of approximately $89,000 due to a reduction in the number of offshore developers used for software development. Salaries and wages also decreased by approximately $19,000 due to a reduction of two software engineers in 2009.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Although depreciation and amortization combined has remained relatively stable between the years with a decrease of only $30,000, depreciation increased with more property additions in the current year and amortization has decreased due to the write down of intangible assets at the end of 2008, which resulted in a smaller amortizable base.

Other Income (Expense), net. The approximate $16,000 decrease in other income/expense consists of a $28,000 decrease in interest income due to lower interest rates in 2009, offset by a $15,000 loss on fixed assets in 2008 which did not recur in 2009.

Income Taxes. Our effective tax rates were 35 % and 41.8% for the three months ended September 30, 2009 and 2008, respectively. The decrease in 2009 was largely due to the large deduction the Company expects to receive as the result of the conversion of approximately 1.5 million stock options from incentive stock options to non-qualified stock options. For both 2009 and 2008, the most significant item that affects our effective income tax rate relates to granted incentive stock options, for which our recorded expense is generally not deductible.

Comparison of the Nine Months ended September 30, 2009 and 2008

	Nine Months ended September 30,
	2009	2008	$ Change	% Change
Total revenues	$12,281,744	$12,010,341	271,403	2.26%
Cost of revenues	229,468	148,924	80,544	54.08%
Selling, general and administrative expenses	7,825,359	7,889,961	(64,602)	-0.82%
Research and development expenses	2,093,862	2,172,221	(78,359)	-3.61%
Depreciation and amortization	537,073	576,247	(39,174)	-6.80%

Total operating expense	10,685,762	10,787,353	(101,591)	-0.94%

Income from operations	1,595,982	1,222,988	372,994	30.50%
Other (expense) income	(38,168)	71,935	(110,103)	-153.06%
Income tax expense	283,131	623,464	(340,333)	-54.59%

Net income	$1,274,683	$671,459	603,224	90%

Revenue. For the nine months ended September 30, 2009, total revenues increased by approximately $271,400 or 2.3% from the same period in 2008. This increase was largely due to the sale to the U.S. Army in April 2009 and increased recognition of maintenance and support revenue. These developments more than offset the decline in CuteFTP and WAFS revenue.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Nine Months ended September 30,
Product	2009		2008
Enhanced File Transfer Server Enterprise	$5,765,734	46.9%	$5,391,483	44.9%
Enhanced File Transfer Server	3,523,147	28.7%	2,578,230	21.5%
CuteFTP Pro	1,102,089	9.0%	1,563,859	13.0%
CuteFTP Home	358,827	2.9%	652,772	5.4%
WAFS	1,350,294	11.0%	1,869,904	15.6%
CDP	40,836	0.3%	63,430	0.5%
All Others	140,817	1.1%	217,549	1.8%
Deferred Revenue adjustment	—	0.0%	(326,886)	-2.7%

Total Operating Revenues	$12,281,744	100.0	$12,010,341	100.0

Maintenance and support	$4,483,934	36.5%	$3,596,160	29.9%

Sales of our EFT Server Enterprise and EFT Server products increased by $1,319,000 or 16.6% for the nine months ended September 30, 2009 as compared to the same period in 2008. These products represented approximately 75.6% of our total revenues in the nine months ending September 30, 2009 as compared to 66.4%, before adjusting for deferred revenues, in the same period in 2008. The increase was due to several factors: a sale to the U.S. Army for 20,000 units of the Secure FTP Server software, with FIPS-certified libraries and our SSH module plus related maintenance and support, an increase in EFT Server Enterprise and EFT Server maintenance and support sales and an increase in units sold. With the release of EFT Server 6.0 in March of 2009, customers were able to purchase individual modules. With this flexibility, customers of the lower end EFT Server product were able to purchase modules which were not available in the previous version. The Company also released the AWE module in February 2009, which contributed to the increase in unit sales.

Revenues from the CuteFTP Home and CuteFTP Pro products decreased by approximately $756,000 or 34.1% in the nine months ended September 30, 2009, as compared to the same period in 2008, and accounted for approximately 11.9% and 18.4% of total revenues, before adjusting for deferred revenues, for the nine months ended September 30, 2009 and 2008, respectively. This decline continues the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenues, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. In addition, we believe the economic downturn has also reduced the spending capability of our customers. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products.

Sales of our WAFS and CDP software decreased by approximately $542,000 or 28% from the nine month period ended September 30, 2008. The WAFS and CDP products are largely used by architecture, engineering and construction firms to transfer large documents between offices. These firms have been significantly affected by the economic recession, and as a result sales of WAFS and CDP software decreased drastically at the beginning of the year as companies cut spending in order to stay in business. With a slight recovery in the economy and the release of WAFS version 3.6.1 in June, sales have stabilized through the end of the third quarter. These products accounted for approximately 11.3% and 16.1% of total revenue, before adjusting for deferred revenues, for the first nine months of 2009 and 2008, respectively.

Because of the more complex nature of the EFT Server, EFT Server Enterprise, WAFS and CDP products, purchasers require increased maintenance and support. Our maintenance and support revenues for the nine months increased by 24.7% compared to the same period in 2008. Approximately $155,000 of the maintenance and support revenue earned each quarter is related to the sale to the U.S. Army in April 2009 and will continue into 2012. As our enterprise products become a larger portion of our total revenues, maintenance and support revenues will continue to increase, as well as represent a higher proportion of our total revenue as more enterprise product customers purchase support compared to our consumer product customers. Maintenance and support pricing is reflective of the license cost of the products and the additional support needed to maintain and support the products and customers. With higher maintenance and support revenues, we currently recognize additional deferred revenue and earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consist primarily of royalty, a portion of our bandwidth costs as well as production, packaging, and shipping costs for boxed copies of software products. The increase of approximately $81,000 in the cost of revenues was largely caused by an increase in royalty payments and bandwidth costs, offset by a decrease in payments made to the U.S. General Services Administration (GSA). The approximate $97,000 increase in royalties was due to the addition of royalty payments to two companies. The approximate $18,000 increase in bandwidth costs was due to a larger portion of these costs being recorded in cost of revenues as opposed to selling, general and administrative expenses. In 2008, all internet fees were recorded as a selling expense; however, as a significant portion of our revenues are from online sales, the Company determined that a portion of those costs should be recognized as a cost of revenue. The approximate $25,000 decrease in GSA payments is due to the Company not making any sales on a GSA schedule during 2009.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, facility costs, bad debt and professional fees. The net decrease in selling, general and administrative expenses of approximately $65,000 or 0.8% was mainly due to the Company’s concentrated cost control measures in the current year. Accounts with notable decreases were bonuses, recruiting expense, business insurance, office rent expense, legal fees, service fees, billing fees, advertising expense, marketing expense, printing expense and bad debt. These decreases were offset by increases in several accounts including: salaries, commissions, compensation expense, professional fees, consulting fees, public relations fees and product development allocations.

The increase of approximately $117,000 in salaries was mainly attributable to the addition of a CEO and COO late in 2008. These positions were filled on an interim basis by one officer during approximately seven of the first nine months of 2008. The increase of approximately $32,000 in commissions was due to an increase in sales. The increase of approximately $262,000 in compensation expense was due to the increased amount of stock options granted at the beginning of the year in conjunction with pay increases. The increase of approximately $151,000 in professional fees was due to a change in auditors and work performed on the goodwill impairment, as well as hiring an investor relations firm. The increase of approximately $183,000 in consulting fees was due to the hiring of a consultant to specifically drive sales in the government industry. Public relations fees increased by approximately $26,000 due to the hiring of a marketing communications firm earlier in 2009. Finally, in 2008 $66,000 of software development costs were capitalized; no amounts were capitalized in 2009 because there were no projects that were eligible for capitalization.

Bonus expense decreased approximately $125,000 from the prior year due to the adoption of a new bonus structure in 2009. Recruiting expense was approximately $138,000 higher in 2008 due to the hiring of a senior accountant and several software engineers as well as fees paid for the search for a CEO. The Company was erroneously charged $18,000 in 2008 for business insurance. In 2009 the charge was not repeated and the Company received a credit related to the prior year amount. This activity resulted in a net decrease to business insurance expense of $36,000. With the closing of the Andover, MA office in December 2008 a reserve was established at that time for all expenses related to the closing. The rent for that office is being charged against the reserve established, and therefore, resulted in an approximate $35,000 decrease in rent expense for the current period as compared to the prior year. Legal fees were approximately $55,000 higher in 2008 due to the restructuring of legal entities, review of contract agreements and legal expenses for work performed on the post-effective amendment to a registration statement originally filed in 2006. The reduction of approximately $68,000 in service fees was due to a larger portion of internet costs being classified in cost of revenues, as well as reduced fees with the closing of the Andover office. The reduction of billing fees of approximately $52,000 was due to fewer online sales. Advertising expense decreased by approximately $107,000 due to the optimization of Google search ads. The decrease of approximately $43,000 in marketing expense was due to the discontinued use of several marketing firms. Printing expense decreased by approximately $27,000 due to a change in the company which processes SEC filings. The reduction in bad debt expense of approximately $205,000 was primarily due to a change in the methodology of calculation that better estimated our allowance based on the historical collection patterns of our customer base.

Research and Development. Research and development expenses decreased by approximately $78,000. The net decrease consists of reductions in the use of offshore developers by approximately $139,000 and a decrease in training expenses by approximately $31,000. These are offset by increased salaries of approximately $59,000 and $34,000 in costs that were capitalized as software development in 2008. No amounts were capitalized in 2009.

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

Other Income, Expense. The net decrease of approximately $110,000 in other income/expense is largely due to an approximate $71,000 decrease in interest income due to lower interest rates in 2009 and approximately $39,000 relating to the loss on disposal of assets. With the renovation of our office space in the current year and due to the current economic condition, we were not able to sell the furniture that we removed and had to completely write off the net book value of the property.

Income Taxes. Our effective tax rates were 18.2% and 48.2% for the nine months ended September 30, 2009 and 2008, respectively. This decrease was largely due to the large deduction the Company expects to receive as the result of the conversion of approximately 1.5 million stock options from incentive stock options to non-qualified stock options. For both 2009 and 2008, the most significant item that affects our effective income tax rate relates to granted incentive stock options, for which our recorded expense is generally not deductible.

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

During the nine months ended September 30, 2009, approximately 25.5% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBALSCAPE, INC.

November 10, 2009	By:	/s/ Mendy Marsh
Date		Mendy Marsh
Vice President and Chief Financial Officer (Principal Accounting Officer)