Form 10-K
period 2009-12-31
GLOBALSCAPE INC
filed 2010-03-30
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

    ☐  Yes    ☐  No

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    ☐  Yes    ☒  No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $14,048,055 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $1.45 per share on such date on the NYSE Amex Stock Exchange.

As of March 11, 2010 there were 17,686,252 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on June 3, 2010, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, and CuteFTP Pro® are registered trademarks of GlobalSCAPE, Inc. Secure FTP Server™, Enhanced File Transfer Server™, WAFS™, CDP™, DMZ Gateway™, Advanced Workflow Engine™, AS2™, AWE™, CuteFTP Lite™, Mail Express™, CuteSentIt™, and Total Path Security™ are trademarks of GlobalSCAPE, Inc. Other trademarks and trade names in this Annual Report are the property of their respective owners.

In this report, we use the following terms:

“Cloud” or “cloud computing” refers to pooled computing resources, delivered on-demand, over the Internet. In the same manner that electricity is delivered on-demand from large scale power plants, cloud computing is delivered from centralized data centers to users all over the world.

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

“MFT” or Managed File Transfer refers to software solutions that facilitate the secure transfer of data from one computer to another through a network.

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

“SNMP” is a User Datagram Protocol-based network protocol primarily used in network management systems to monitor network-attached devices for conditions that warrant administrative attention.

“SQL” or Structured Query Language is a database computer language.

“SSH2” or Secure Shell is a protocol that provides encrypted network communications between two computers.

“SSL” or Secure Sockets Layer and “TLS” or Transport Layer Security uses cryptography to encrypt data between the web server and the web browser.

“XML” or Extensible Markup Language is a set of rules for encoding documents electronically usually for usability over the internet.

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

Company Overview

We develop and distribute software and hosted solutions, and provide associated services, for individuals and business users to securely exchange information over the Internet and within other network environments. Our software is used worldwide across a wide range of industries, including U.S. and foreign government organizations. Through the end of 2009, we had distributed over 2 million software licenses to our customer base which includes individual consumers, small to medium-sized businesses, and some of the largest corporations in the world, including 95 of the Fortune 100.

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

The Company’s primary industry is known as managed file transfer, or MFT. Our initial product, CuteFTP, a file transfer protocol client program used mostly by individuals and small businesses, was first distributed in 1996 over the Internet and has achieved significant success and popularity. Since then, we have continued to enhance our portfolio of products to meet the increasing demand for secure information exchange. Our capabilities have evolved from personal and small business MFT products to include standard and enterprise versions of our Enhanced File Transfer Server software, with an increasing number of add-on modules that provide additional capabilities such as ad hoc file transfer, advanced auditing and reporting, government-validated cryptography, and workflow automation. We have also developed Wide-Area File Services (WAFS), and Continuous Data Protection (CDP) software which further enhances the ability to replicate, share and backup files within a wide area network or local area network (WAN or LAN), at WAN and LAN speeds. Most recently, since 2008, we have launched managed e-mail attachment and software-as-a-service, or SaaS, information sharing solutions. As we developed our solution portfolio, we also established an internal sales organization and reseller/distribution network. Our solutions have been sold into more than 150 countries, with significant contribution from our global network of resellers and distributors. We believe we now have a solid reputation as a provider of easy-to use, affordable file transfer and collaboration software for individual, small business and enterprise users.

We also believe the secure information exchange aspects of our MFT products provide a basis for us to address customer needs in adjacent markets such as business to business (B2B), data loss prevention, and endpoint security where our MFT solutions may be directly applicable or interoperate with other products offered by partners, acquired by GlobalSCAPE, or developed internally.

We continue to innovate by investing in research and development and by making strategic investments. In December 2009, we completed an investment in CoreTrace Corporation, a privately held software company based in Austin, Texas. GlobalSCAPE invested $2.3 million as the lead investor in the Series B funding round for CoreTrace and received a preferred equity position and a seat on the CoreTrace board of directors. CoreTrace develops and sells application “whitelisting” solutions designed to defeat malicious software applications, or malware by allowing only designated applications and executables to run on protected systems. This approach changes the paradigm of traditional “blacklisting” solutions, such as antivirus software, which typically use signature-based approaches to identify, quarantine, or block execution of an exponentially growing number of malware threats. The addressable market for whitelisting ultimately may be a significant portion of the multi-billion dollar endpoint protection and consumer security software markets.

Industry Background

The Internet has become an integral part of daily operations for individual users and companies of all sizes, not only for e-commerce, but also as a means of managing information between central and remote locations and with associates, employees, partners, suppliers, and customers. Corporate information managers must protect business assets, ensure that policies and processes meet regulations governing the management of sensitive information, and ensure that the right people have access to the right information at the right time. Global operations, diverse business partners and networks further emphasize the need for common standards to ensure compatibility, scalability privacy, security and cost-effective integration.

The file transfer protocol dates back to 1980 (RFC 765, later superseded by RFC 959), with even earlier RFCs guiding prior attempts to establish standards for file transfer protocols. The use of file transfer protocols increased dramatically with the explosive growth of the Internet and the World Wide Web during the 1990s. The MFT industry arose from recognition that FTP, alone, does not provide adequate security and management capabilities for file transfers. MFT solutions offer a greater degree of security and control than FTP. Features available in MFT solutions now include integrated security, auditing capabilities, performance monitoring, and reporting. The MFT industry includes low cost, or even free, solutions that offer basic capabilities. However, businesses and even individuals procure more advanced solutions that provide scalability, enhanced security options, automated workflow, dedicated maintenance and support, and other features that facilitate high-confidence, cost effective file transfers.

The need for MFT solutions is particularly strong for organizations faced with a daunting array of privacy and security challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory and privacy requirements include federal legislation and regulations such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act (GLBA),the Federal Trade Commission Red Flag rules, as well as state legislation and regulations in the U.S such as California Senate Bill (SB) 1386 and the new data security regulations issued by the Massachusetts Office of Consumer Affairs and Business, and the European Union’s Privacy Directive, some of which impose severe penalties for improper disclosure of confidential information. Additionally, industry best-practices such as the Payment Card Industry Data Security Standard (PCI DSS) and self-imposed business requirements lead to the need for consumer information, intellectual property and trade secret protection and controls. These measures offer protection against disclosure of proprietary information and also reduce corporate risks associated with the potentially devastating consequences of security breaches.

As corporate Web, cloud and B2B operations continue to mature, we believe there will be an increasing demand for secure information exchange solutions to facilitate secure file transfers on the Internet and across corporate networks and collaboration in the cloud. We also believe cloud-based security and endpoint security are relevant, adjacent growth markets. Cloud-based security solutions potentially allow businesses and other organizations to achieve economies of scale and greater operational agility. Endpoint security solutions, including whitelisting and other measures for protecting data on client and server computer systems, are complementary to MFT solutions and allow organizations to protect their sensitive data and information in motion and at rest.

Products

FTP Client Programs

File transfer protocol, or FTP, is the language used for file transfers from computer to computer across the Internet. FTP is most commonly used to download a file from a server or to upload a file to a server.

CuteFTP. CuteFTP is a “client-side” program, meaning that it permits a user to request a file from or send a file to an FTP server or host computer. The user base for this program ranges from corporate IT professionals who use it to transfer data between locations via the Internet, to individual Web site operators who use it to upload their Web pages to their Web hosting provider. CuteFTP simplifies use of file transfer protocol by hiding the technical processes behind a user-friendly, graphical user interface, which allows users to “drag and drop” files between computers. CuteFTP has won several awards, including the CNet Editors’ Choice award, and has been favorably reviewed in leading online and print trade journals such as PC Magazine, WindowsNT, Yahoo Internet Life, CNet’s Download.com and Tucows, as being the most powerful, easy-to-use file transfer protocol program available. We offer CuteFTP in German, French, Spanish, Japanese, Traditional and Simplified Chinese, Russian, Portuguese and Turkish.

CuteFTP was first distributed as a commercial product by GlobalSCAPE in April 1996. In October 2003, GlobalSCAPE released CuteFTP Mac, our easy-to use file transfer client for the Macintosh operating system. CuteFTP Mac incorporates many of the popular features of CuteFTP for Windows, while adhering to Apple’s Aqua® interface and usability guidelines. In 2008, we delivered the initial release of CuteFTP Lite, adding an entry-level FTP product to our solution portfolio.

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

File Transfer Servers

FTP, along with more secure protocols such as SFTP, SSL, and HTTP/S, requires two software programs: a client program to start a transfer and a server program to accept the connection. Our server software programs are designed to provide businesses with increased security, automation, and performance when compared to traditional FTP and e-mail delivery systems. Our server solutions also offer substantial ease-of-use advantages compared to competitive products.

During 2009, we introduced Enhanced File Transfer Server, or EFT Server, Version 6 with many new features and enhancements, and a rebranded version of our Secure FTP Server software. Our legacy Secure FTP Server and EFT Server solutions are now available as EFT Server and EFT Server Enterprise, respectively. With the rebranding, we adopted a common, scalable solution platform that accommodates a broad family of add-on modules to support our customers’ complex information sharing needs, while also maintaining appropriate backward compatibility with our legacy solutions.

Enhanced File Transfer Server. EFT Server complements CuteFTP Pro and other third party FTP clients by enabling encrypted transfers using SSL, SSH2 and advanced S/KEY password encryption. When used with CuteFTP Pro, EFT Server offers a complete digital certificate management system, giving system administrators the ability to manage digital certificates, as well as initiate back-end processes with other customer systems. The latter functionality can be used as a partial or total replacement for more complex enterprise-level electronic data interchange systems, or EDI. Additional features include remote management capability, the ability to operate multiple FTP sites with unique directory structures from a single server, and the ability to manage user accounts with advanced settings for maximum security and control.

With the release of EFT Server Version 6, EFT Server supports add-on modules and software such as the Auditing and Reporting Module (ARM), High-Security Payment Card Industry (HS-PCI) Module, OpenPGP Module, Web Transfer Client, Secure Ad hoc Transfer (SAT) Module, DMZ Gateway, encrypting file system, and FIPS 140-2 cryptographic libraries. The availability of add-on modules, and migration to a common software code base with EFT Server Enterprise have dramatically increased the capabilities of EFT Server, as compared to the legacy Secure FTP Server.

EFT Server was first released in January 2002, as Secure FTP Server. Secure FTP Server has been favorably reviewed by leading publications including Server Watch and File Forum.

Enhanced File Transfer Server Enterprise. EFT Server Enterprise is an enterprise file server, building on the base features of EFT Server. EFT Server Enterprise supports large-enterprise installations and is compatible with the new Advanced Workflow Engine (AWE) Module released by GlobalSCAPE in 2009. The AWE Module provides over 200 built-in “drag and drop” workflow actions, including sending SNMP traps, communicating with mainframe computers, redirecting or relocating files, integrating SQL and XML capabilities, and executing third-party applications, custom programs, and batch files.

EFT Server Enterprise also supports the Applicability Statement 2 (AS2) protocol, a multi-site DMZ Gateway, and a server backup and restore utility.

EFT Server Enterprise was first released in November 2004 and has been favorably reviewed by leading publications including Server Watch and Network Products Guide.

Data Replication Products

Businesses with multiple locations have a need to access data in a timely, efficient manner and to be able to move and share data throughout their organizations. Our data replication products allow users to maintain and synchronize their live data files in multiple remote server locations and to restore data to any point in time.

Wide Area File Services. Our Wide Area File Services, or WAFS, product delivers a unified and accelerated file access system, instant file-sharing and server-to-server mirroring across any distance, with full coherency and at near-LAN access speeds. WAFS delivers a true wide area file solution for collaboration. Continuous, real-time multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization, no matter where a change in any file is made. The data is mirrored between servers on the LAN, virtual private network, or across firewalls in real time, with full support for file locking ensuring coherency. Our WAFS product ensures bandwidth efficient WAN utilization, and that users have access to the most recent data. The off-line mode ensures continued data access in the event of WAN or server outage. Our WAFS software is easy to deploy and manage remotely. During 2009, we announced a significantly enhanced version of WAFS, including support for the Autodesk® Revit® Architecture construction and design application, along with broader enhancements that improve data replication performance and collaboration capabilities.

CDP. Our continuous backup software inexpensively delivers true real-time continuous data protection. Our software-only solution supports the ability to backup any number of branch servers or remote laptops to one or more centrally located systems. CDP transparently and continuously captures data from local and remote servers, eliminating the backup window and restoring data rapidly. Bandwidth requirements are minimal since only file differences are transferred to the backup system. The file differences are also compressed, as are net-new files.

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

Software-as-a-Service Solution

A SaaS solution delivers a software application over the Internet, or across other networks, to users on an on-demand basis. The SaaS delivery model allows central administration and maintenance of the application with user access provided through a provider hosted website. SaaS appeals to many prospective customers because it uses cloud computing approaches in which the customer does not need to install special software on the computer systems accessing the application. Also, SaaS eliminates the need for the customer to purchase, install and maintain servers and other IT infrastructure to use and maintain the software.

CuteSendIt is a SaaS managed file transfer solution. CuteSendIt allows scalable, value-based licensing of MFT capability. The solution scales from single-user to multi-user licensing with varying file transfer capabilities based, for example, on a maximum number of files, the aggregate data volume for files transferred each month, and the amount of long-term online storage required for the files. Depending on the necessary level of service, CuteSendIt is available in plans ranging from a free plan up to a multi-user plan of $79.99 per month. Users access the CuteSendIt web portal at www.cutesendit.com which is also accessible from the GlobalSCAPE website. From there the portal users can upload files to a CuteSendIt hosted server managed by GlobalSCAPE for delivery in accordance with the previously selected licensing. CuteSendIt delivers the files, using SSL encryption for the paid plans, by sending an e-mail message to the recipients. The body of the e-mail message contains text entered by the sender through the portal. The e-mail messages also include hyperlinks to the files. The e-mail recipient clicks the hyperlink and is able to download the files from the CuteSendIt server using standard web-based download procedures. CuteSendIt was first released in July 2008.

Endpoint Security

In December 2009, we completed an investment in CoreTrace Corporation, a privately-held software company based in Austin, Texas. GlobalSCAPE invested $2.3 million as the lead investor in the Series B funding round for CoreTrace and received a preferred equity position and a seat on the CoreTrace board of directors. CoreTrace develops and sells application ‘whitelisting’ solutions designed to defeat malicious software applications, or malware, by allowing only designated applications and executables to run on protected systems. This approach changes the paradigm of traditional “blacklisting” solutions, such as antivirus software, which typically use signature-based approaches to identify, quarantine, or block execution of an exponentially growing number of malware threats. The addressable market for whitelisting ultimately may be a significant portion of the multi-billion dollar endpoint protection and consumer security software markets.

Maintenance and Support

We offer maintenance and support, or M&S, contracts for all of our products (except CuteSendIt which is maintained and supported as a SaaS solution). These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of the contract. Standard technical support services are provided via e-mail and telephone during our regular business hours. Optionally, for EFT Server and EFT Server Enterprise we offer a Platinum M&S contract which provides access to emergency technical assistance 24 hours per day 7 days a week.

Strategy

Our goal is to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange solutions. Secure information exchange solutions include file access, file transfer, collaboration, and facilitation of network-based transactions, delivered with the appropriate levels of security, management, and monitoring of the exchanged data and information. From our perspective, more fully addressing this need for secure information exchange solutions requires consideration of capabilities beyond traditional MFT, including managed e-mail attachment, cloud-based (including SaaS), and endpoint security solutions such as whitelisting. Through our continued solution developments, industry certifications, product validations, and focus on retaining and developing our talented team members, we believe we are well positioned to solidify our leadership in the MFT market and, potentially, enter other promising market spaces. We believe our continued growth will come not only through the further development of MFT solutions but also through continued development, sales, and marketing of other solutions. We also may continue to partner with, invest in or acquire companies and technologies as necessary to further evolve our solution portfolio or potentially enter adjacent markets synergistic with our current core capabilities.

In order to become a leader in providing secure information exchange solutions, we intend to

•	continue to enhance and develop our existing solutions;

•	expand our solution portfolio;

•	expand our sales channels;

•	increase our name recognition; and

•	increase government sales

Continue to enhance and develop our existing solutions. Since launching EFT Server in 2002, we have transitioned from a consumer products based business to a leader in enterprise MFT solutions. File access and file transfer are core elements of the MFT market space. We have continued to solidify our leadership in this space by developing new solutions, including those necessary to address broader secure information exchange requirements with scalable solutions.

During 2009, we released several enhancements to our established product lines. For example, we introduced EFT Server Version 6 with many new features and enhancements. With the release of EFT Server Version 6, we adopted a common, scalable file transfer server solution platform that accommodates a broad family of add-on modules to support our customers’ complex information sharing needs, while also maintaining appropriate backward compatibility with the legacy Secure FTP Server and with EFT Server 5, and earlier, solutions. We also introduced an Advanced Workflow Engine (AWE) module for EFT Server. The AWE Module provides over 200 built-in “drag and drop” workflow actions, including sending SNMP traps, communicating with mainframe computers, redirecting or relocating files, integrating SQL and XML capabilities, and executing third-party applications, custom programs, and batch files. Previously introduced EFT Server solutions include Applicability Statement 2 (AS2), Auditing and Reporting (ARM), Secure Ad Hoc Transfer (SAT), and High Security Payment Card Industry (HS PCI) modules.

We also continued to develop our Mail Express, WAFS and CDP products, focusing on enhancements aligned with our other server product development approaches. We updated the WAFS and CDP software using customer service feedback and our standard software development practices. The WAFS update addressed a significant part of the software originally acquired from Availl, with broad enhancements that improved data replication performance and collaboration capabilities. We also added support for the Autodesk® Revit® Architecture construction and design application. We will continue to pursue additional WAFS sales enabled by the new capabilities. However, our WAFS and CDP revenues lagged behind original estimates during the first half of 2009 as we continued to develop the necessary product enhancements, prior to releasing the updated software in June 2009. Management believes the overall WAFS market growth outlook has slowed considerably as well, based on conversations with industry analysts and sales trends observed starting in 2008 and continuing into 2009.

Maintenance and support, or M&S, contracts are also an important part of our offering for our enterprise solutions, including EFT Server, WAFS, and Mail Express. We believe that a robust M&S backlog provides a basis for greater revenue stability and longer-term strategic investment. We intend to continue highlighting and enhancing our customer service capabilities, and delivering attractive solution upgrades, to facilitate growth of our M&S business

Expand our solution portfolio. We will continue to look for opportunities to acquire or add synergistic products or technologies that support our continued leadership in the MFT market and potential entry into other promising adjacent markets. We believe our continued growth will come not only through the further development of MFT solutions but also through continued development, sales, and marketing of other solutions. We intend to continue to partner with, invest in, or acquire companies and technologies as necessary to further evolve our solution portfolio or potentially enter adjacent markets synergistic with our current core capabilities.

Addressable adjacent markets add significantly to the MFT market as characterized by industry analysts. For example, endpoint security is a multi-billion dollar market, with multiple solution areas including antivirus, encryption, data and database security. As advanced persistent threats to computing resources continue to increase in volume and capability, we believe there will be a corresponding increase in adoption of security solutions that provide Total Path Security, protecting data and information in motion and at rest.

We expect to sustain substantial research and development investments, including longer lead time activities such as market research and concept development. We believe such investments will best enhance our strategic market position and facilitate identification, development, and introduction of promising new solutions. We have established a milestone-based go-to-market process as the framework for measuring and monitoring our continued research and development activities. The go-to-market milestones support ongoing technical, financial, and market-based assessments of research and development activities throughout each phase of the solution lifecycle, starting with concept inception. Specific research and development activities may be continued, modified, deferred, or terminated during the progression through the milestones. We believe this structured approach, over time, will allow us to deliver new and enhanced solutions in accordance with our strategy.

Expand our sales channels. We sell our products to customers primarily through our direct sales force and through resellers. Most of our revenue is derived from sales by our direct sales force to end users. We have grown from a company selling consumer products such as CuteFTP mostly over the Internet, to a market leader recognizing almost 70 percent of our revenues from direct enterprise sales. We plan to continue strengthening our direct sales capabilities, including reaching additional buying decision makers through our new solutions. We believe we have significant expertise in driving online sales via online marketing activities, including achieving favorable product placement in search engines and referral sites, conducting electronic mail campaigns, and working with channel partners. This type of sales activity is particularly well suited to certain lower priced products because of the lower cost of sale. We intend to continue to leverage our established, highly popular Web presence to drive online sales as well as supporting direct and reseller sales efforts. To facilitate these online marketing activities, we launched a significantly enhanced corporate website in 2009. Our website now includes social media, such as a link to our corporate blog, as well as audio and video podcasts. The new website also has additional solution content and investor relations information.

A significant portion of our revenue is derived from sales through indirect channels, including distributors and partners that sell our products to end-users and other resellers. During 2009, we also continued establishing new reseller and channel partner relationships. For example, we announced a partnership with Carahsoft Technology Corporation, a government IT solutions provider with headquarters in Reston, Virginia. Carahsoft added GlobalSCAPE’s solutions to its General Services Administration (GSA) Schedule and provided proactive sales and marketing support to drive demand for GlobalSCAPE’s solutions within the federal, state, and local government markets. With the Carahsoft partnership, government-wide customers can order GlobalSCAPE solutions directly from the Carahsoft GSA Schedule or through the GSA Advantage!® online shopping and ordering system. Our largest single contract in 2009, a $2.7 million order from the U.S. Army, was processed using the Carahsoft GSA Schedule. Other partnerships announced in 2009 included Intelligent Decisions, Inc., nuBridges, and multiple small business program registrations. We will continue to strengthen our channel sales capability and invest in the staff necessary to cultivate business relationships, identify mutual business opportunities, and close additional sales. In addition to these direct and indirect sales activities, we expect to continue selling certain solutions, especially our consumer products, some enterprise solutions like EFT Server, and our SaaS solutions over the Internet.

Increase our name recognition. Despite our transition to a leading, enterprise MFT solution provider, our brand remains closely tied to the original CuteFTP consumer product line. We believe further development and market recognition of the GlobalSCAPE corporate brand will provide additional context for further enterprise sales into the MFT market and other adjacent markets. We plan to increase our market exposure through increased marketing communications activities, strengthening of analyst and media relationships, and brand building. During 2009, we retained an outside marketing communications firm, New Venture Communications, to develop more strategic go-to-market campaigns in concert with our leadership team and employees. We will conduct go-to-market campaigns in concert with broader corporate brand building and thought leadership initiatives.

We also believe that certifications, validations, and analyst rankings help increase awareness of GlobalSCAPE as a provider of secure information exchange solutions. For example, we have received Federal Information Processing Standards (FIPS) 140-2 validation of the GlobalSCAPE Cryptographic Module embedded in EFT Server. EFT Server Version 6 and the latest version of CuteFTP Pro also received the Certificate of Networthiness (CoN) from the U.S. Army Network Technology Command (NETCOM) during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions. Overall, we have a very strong combination of capabilities which led to Gartner’s retaining GlobalSCAPE in the market leader quadrant of the Magic Quadrant for Managed File Transfer during 2009. We believe our solutions will continue to provide the best-value for businesses seeking to establish or enhance their secure information exchange capabilities.

We received significant recognition during 2009, in addition to analyst ranking and technical certifications and validations. We were named to Deloitte’s 2009 Technology Fast 500, a ranking that recognizes the fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America on the basis of five-year revenue growth. We also were ranked among the top 50 workplaces in San Antonio for 2009 by the San Antonio Express-News. The full list and ranking were noted in the Express-News Special Edition Top Workplaces 2009 publication on October 11, 2009. The 50 companies were selected on the basis of a comprehensive analysis conducted by Workplace Dynamics, LLC, in a survey of employees throughout San Antonio. Qualities measured include company leadership, compensation and training, workplace flexibility, and diversity. In addition, we received a Technology Superstar Award from the SATAI Network, a technology acceleration and commercialization foundation based in San Antonio. The annual Technology Superstar Award recognizes companies that are poised to become leaders in the South Texas technology community.

Increase Government Sales. We have had success in completing large sales to the U.S. Government. We intend to increase our government sales by leveraging our presence with the Department of Defense, expanding the number of our channel partners such as Carahsoft and by positioning the Company to work with large system integrators. We also will continue to seek additional sales to federal agencies which are required to meet Small Business Administration goals. Under SBA auspices, 23% of government business is set aside for “small business” concerns, like GlobalSCAPE, as defined by government-specified size standards.

Sales and Marketing

Since 2003, we have increased our emphasis on developing our direct sales staff and reseller channels to capture those sales that require individual attention. For example, sales of our more complex enterprise solutions, such as EFT Server, WAFS and Mail Express, sales to larger enterprises and sales of M&S contracts are delivered by our direct sales staff and resellers. We require training and professional development of our sales people to ensure that they are capable of meeting the needs of our prospects and customers.

We also sell our FTP client programs, such as CuteFTP, as well as EFT Server and certain of our enterprise solution add-on modules via download from our Web site, www.globalscape.com. Prospective buyers may use certain of our software products free during an evaluation period of up to thirty days. The programs are automatically disabled if a license is not purchased by the end of the trial period. Our software is also available for download from a variety of independent Internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia. We provide free customer support via a searchable knowledge base on our Web site and also sell “live” support and maintenance packages.

Our marketing activity during 2009 consisted of online paid advertising (for example, Google Ads), improvement of natural search-engine results, marketing communications initiatives such as press releases and increased media outreach, and attendance at occasional industry trade shows. We also leverage our website for certain marketing communication activities.

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

We derive most of our revenue from commercial customers in the U.S., U.K., Canada, and Australia. Our primary commercial vertical markets include finance, health care, energy, retail, manufacturing, and engineering.

We also have a significant customer base in local, state, and federal government markets. In the federal government sector, we were awarded a contract with the U.S. Army Contracting Agency ITEC4 for $2.7 million of our solutions in April 2009. This contract win followed a $2.8 million sale of our solutions to the U.S. Army in 2007. We continue to pursue additional government business, including customers at the local, state, and federal level, by leveraging our certifications and industry validations.

Seasonality

Our products are marketed to individuals as well as large organizations. As a result of this mix within our customer base, we did not experience significant seasonality in our sales during 2009, nor do we expect seasonality to have a significant impact on sales in 2010.

Network and Equipment

We have contracted with various network providers for Internet access. Our arrangements provide for redundancy in the event of a failure, and also for expansion of available bandwidth in the event that there is a dramatic increase in demand. To protect critical customer data, GlobalSCAPE’s Internet shopping cart utilizes

SSL encryption. During 2009, we completed an internal project to implement other technical and physical measures and procedures compliant with the PCI DSS. As part of this project, we retained the services of a certified Approved Scanning Vendor and verified our compliance with the PCI DSS.

We have dedicated servers on and off site and expansion plans in place to allow rapid and cost effective scalability. Our offsite servers and data backup procedures provide a warm backup to our onsite servers for contingency purposes. The backups are performed in accordance with our disaster recovery plan.

Research and Development

Our internal software engineers are responsible for software design, managing the development process, testing and quality assurance. We utilize offshore developers for a portion of the coding phase of software development for certain products. Our use of external developers allows us to tap into a highly skilled labor pool, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

All phases of development, including scope approval, functional and implementation design, object modeling and programming, are subject to extensive internal quality assurance testing. During 2009, we continued to improve our quality assurance testing infrastructure and practices. For example, we purchased additional servers and software to support product testing. We also made further use of the Windows Quality Online Services (Winqual) in our client and server-based products to receive additional data about the operational performance of our software solutions. Winqual reporting during 2009 confirmed the substantial positive effect of our enhanced R & D and quality assurance processes.

For the years 2009, 2008 and 2007, GlobalSCAPE spent approximately $2,805,000, $2,820,000 and $1,919,000, respectively, on research and development all of which was expensed. We expect to continue to increase our research and development spending in 2010 as we focus on improving our current products and introducing new products.

Competition

The file management, content management and Web development software market sectors are intensely competitive, subject to rapid change and are significantly affected by new product introductions and other activities of market participants. Our primary competitors vary by product and are listed below.

CuteFTP. CuteFTP exists in a highly competitive environment with numerous FTP software utilities available on the Internet. We believe our primary competitors are WS_FTP from Ipswitch, Inc. and FTP Voyager by Rhino Software, Inc. CuteFTP was the second Windows-based FTP client to market and is consistently among the most frequently downloaded FTP client on popular download sites. CuteFTP Mac, our FTP client for the Macintosh platform, competes with Fetch, by Fetch Softworks, Interachry, by Stairways Software Pty Ltd., and Transmit FTP, by Panic Inc.

CuteFTP Pro. CuteFTP Pro competes in the higher end of the same market as CuteFTP, targeting the security-minded IT professional. CuteFTP Pro is positioned as one of the only secure FTP client programs that support a wide range of security standards related to the FTP protocol. Competitors in the general FTP market offer products that support a smaller subset of these security standards and address a narrower segment of the secure FTP market. Competitors include Van Dyke, Inc., Ipswitch, Inc., and Rhino Software, Inc.

Enhanced File Transfer Server. EFT Server competes against a limited number of secure Windows-based FTP servers. We believe our primary competitors are WS_FTP Server, Serv-U, and JSCAPE. EFT Server has the advantage of leveraging the success of CuteFTP Pro through product integration, offering proprietary extensions to the FTP protocol, and cross-marketing efforts to an existing customer base.

Enhanced File Transfer Server Enterprise. EFT Server Enterprise competes in the managed file transfer server market. We believe our primary competitors are Axway (Tumbleweed), Sterling Commerce, Proginet, SSH’s Tectia and Ipswitch (with their purchase of MOVEIt DMZ). EFT Server Enterprise has the advantage of being very cost effective in its market while leveraging and extending the security and file management features of our other FTP products.

WAFS. WAFS competes in the Wide Area File Services/Storage market. We believe our primary competitors are Riverbed, Blue Coat (Packeteer) and Cisco, who are delivering proprietary based appliances. We believe that WAFS has the advantage of being a software only solution which leverages corporate infrastructure and minimizes the total cost of ownership.

CDP. CDP competes in the highly competitive continuous data protection market. We believe our primary competitors are CA XOsoft, Doubletake and Symantec/Veritas. We believe that CDP has the advantage of transparently and continuously capturing data from local and remote servers, eliminating the backup window and restoring data rapidly.

Mail Express. Mail Express competes in areas of the file transfer market associated with e-mail attachment offloading. We believe our primary competitors are Accellion, Proginet, Leapfile, and Biscom. Mail Express has the advantage of centralized policies for outbound file attachments and a transparent end-user experience, which allows for rapid customer deployments.

CuteSendIt. CuteSendIt competes in the SaaS, segment of the file transfer market. There are a large number of competitors, but we believe our primary competition includes YouSendIt, DropSend, SendThisFile, Box.net, and Pando. CuteSendIt has the advantage of supporting multiple users, allowing larger files to be sent, and providing additional file tracking, all for a lower price than the primary competition.

We have limited information regarding our products’ market shares in their respective categories. Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do. Significant competition characterizes the markets for our traditional MFT products and we anticipate that we will continue to face increasing pricing pressures from competitors in the future. Moreover, given that there are low barriers to entry into the software market, and the market is rapidly evolving and subject to rapid technological change, we believe that competition will persist and intensify in the future. With these market forces we have experienced price decreases on some products and faced price pressure from free and low cost competitors over the last several years. A reduction in the price of our products would negatively affect gross margins as a percentage of net revenues, and would require us to increase software unit sales, in order to maintain net revenues at existing levels. For more discussion on the risks associated with our competition, you should read the information under “Risk Factors—Risks Related to Operations.”

Governmental Regulation

Export Control Regulations. All of our products are subject to U.S. export control laws and applicable foreign government import, export and/or use requirements. The level of control generally depends on the nature of the goods and services in question. For example, the level of control is impacted by the nature of the software and encryption incorporated into our products. Where controls apply, the export of our products may require an export license or authorization or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements. For the export of some of our products, we may be subject to various post-shipment reporting requirements. Minimal U.S. export restrictions apply to all of our products, whether or not they perform encryption functions. Additionally, because GlobalSCAPE is a Department of Defense contractor, there are certain registration requirements that may be triggered by our sales. In addition, certain GlobalSCAPE items and/or transactions may be subject to the International Traffic in Arms

Regulations (ITAR) if our software or services are specifically designed or modified for defense purposes. Companies engaged in manufacturing or exporting ITAR-controlled goods and services (even if these companies do not export such items) are required to register with the U.S. State Department.

Enhancements to existing products may, and new products will, be subject to review under the Export Administration Act to determine what export classification they will receive. In light of the ongoing discussions regarding anti-terrorism legislation in the U.S. Congress, there continue to be discussions regarding the correct level of export control. Export regulations may be modified at any time. Modifications to the export regulations could reduce or eliminate our ability to export some or all of our products from the U.S. without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the U.S. that would not be subject to these restrictions. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally. We are working on enhancing our systems to address the impact of these regulations on our products and services and understand the need to comply. We will complete technical reviews on any new products that we acquire or develop that may be subject to the requirements before we can export them.

Privacy Laws. As our business evolves to incorporate more cloud and SaaS solutions, we will receive, transmit, and store more and more information and as a result we may be subject to various federal and State regulations regarding the protection of personally identifying information. Applicable laws may include, without limitation, the GLBA and HIPAA, as well as state legislation and regulations in the U.S., and various state laws as well as the European Union’s Privacy Directive. In the event our systems are compromised by an unauthorized party, many of these privacy laws require that we provide notices to our customers whose personally identifiable data we reasonably believe may have been compromised. To mitigate the risk of compromised information, we use encryption and other security to protect our databases.

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

We have U.S. federal trademark registrations for GlobalSCAPE and design, CuteFTP, CuteFTP Pro, PureCMS and design, Availl and SnapEdit and pending U. S. federal trademark applications for Enhanced File Transfer Server and design, Mail Express and design, DMZ Gateway, CuteSendIt and design and other products on our roadmap. We have trademarks pending in Canada and the European Union for GlobalSCAPE. We have obtained twenty-seven United States copyright registrations for all but the most recent versions of our software applications, and have applied for registration for the most recent versions. We also currently have one patent and one patent application in the U.S.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products, which are licensed by the thousands and sold world-wide, is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. In selling our products, we rely primarily on click-wrap licenses which are not signed in writing by licensees, and may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Companies in the software industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking damages resulting from such infringement or indicating that we may be required to obtain a license or royalty from such third parties. For more discussion on the risks associated with our intellectual property, you should read the information under “Risk Factors,” especially “Risks Related to Legal Uncertainty.”

Employees

As of February 28, 2010, we had 76 full-time and 3 part-time employees organized within eight functional areas. The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	16
Research and Development	15
Quality Assurance	4
Marketing	2
Information Services	8
Professional Services	2
Sales	19
Customer Support	13

Total	79

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

Risks Related to Our Operations

Entry into adjacent markets is a significant element of our business strategy. Our future growth may be limited if we are unable to effectively enter and gain traction in adjacent markets.

Our primary industry, managed file transfer, is significantly smaller than potential adjacent markets, and is served by multiple, capable competitors. Industry analysts, such as Gartner, have assessed MFT as a $450 million per year market. There is increasing competition, and decreasing differentiation, among the leading companies within this market. In addition, smaller companies with relatively less capable, but lower-cost, solutions provide increasing price pressure within the MFT industry. At some point, MFT capabilities may become more commoditized and potentially even integrated into other markets such as the B2B gateway market.

By comparison, endpoint security solutions, consumer security products, and B2B gateway solutions are multi-billion dollar adjacent markets. We believe adjacent markets potentially provide significant upside to our business results. However, our entry into such markets will require that we effectively define and then develop, acquire, or partner for viable solutions applicable to these markets. We also must market, sell, and support these solutions effectively. Each of these success factors has inherent risks due to, for example, our limited corporate expertise in the adjacent markets and the possibility that the specific buyers of solutions in these adjacent markets may be different from the buyers with whom we interact throughout our current MFT sales cycle. In addition, entry into these markets will require investments that may adversely impact our financial results.

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

Sales to the U.S. Government make up a portion of our business and changes in government defense spending could have consequences on our financial position, results of operations and business.

In 2009, U.S. Government sales accounted for approximately 10% of our total net sales. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (DoD). The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. The overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the DoD’s modernization initiatives. Looking forward, we expect overall defense spending to increase in the near term, albeit at lower rates than in recent years. However, projected defense spending levels are uncertain and become increasingly difficult to predict for periods beyond the near-term due to numerous factors, including the external threat environment, funding for on-going operations in Iraq and Afghanistan, future priorities of the Administration and the overall health of the U.S. and world economies and the state of governmental finances.

Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition. Larger government contracts like the Army contract we won in April 2009 typically have long sales cycles. Therefore, closure of such contracts is difficult to predict, increasing uncertainty in our projections.

U.S. Government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. If one of our contracts is terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts is terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. Government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor.

Finally, because we are a DoD contractor, certain GlobalSCAPE items and/or transactions may be subject to the International Traffic in Arms Regulations (ITAR) if our software or services are specifically designed or modified for defense purposes. Companies engaged in manufacturing or exporting ITAR-controlled goods and services (even if these companies do not export such items) are required to register with the U.S. State Department. Failure to comply with these requirements could result in fines and sanctions which could negatively impact our results of operations and financial condition.

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

Continued turmoil and uncertainty in U.S. and international economic markets could adversely affect our business and operating results.

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers. The recent economic downturn has adversely impacted spending on information technology projects as prospects and customers reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

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

Adverse financial results from another economic downturn and uncertainty could include flat, or even decreasing, sales, lower gross and net margins, and impairment of current or future goodwill and long-lived assets. In addition, some of our customers could delay paying their obligations to us. Potentially reduced sales and margins and customer payment problems could limit our ability to fund research and development, marketing, sales, and other activities necessary to sustain and expand our market position.

Finally, like many other companies, our stock price decreased during the onset of the recent economic downturn. If investors have concerns that our business, financial condition and results of operations will be negatively impacted by a continued or worsened worldwide economic downturn, our stock price could decrease again.

Regardless of economic conditions, fluctuations in demand for our products and services are driven by many factors and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including competition, product obsolescence, technological change, budget constraints of our actual and potential customers, level of broadband usage, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products declines, our revenues as well as our gross and net margins could be adversely affected. CuteFTP, in particular, competes in some ways with social media services for image and video sharing. As social media has increased exponentially in popularity, sales of our CuteFTP product line have continued to decline.

If we fail to manage our sales and distribution channels effectively or if our partners choose not to market and sell our products to their customers, our operating results could be adversely affected.

We sell our products to customers primarily through our direct sales force and through resellers. Sales through these different channels involve distinct risks, including the following:

Direct Sales. Most of our revenue is derived from sales by our direct sales force to end-users. Special risks associated with this sales channel include:

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

Indirect Sales Channels. A significant portion of our revenue is derived from sales through indirect channels, including distributors and partners that sell our products to end-users and other resellers. This channel involves a number of risks, including:

•	Our lack of control over the timing of delivery of our products to end-users;

•	Our resellers and distributors currently are not subject to minimum sales requirements or any obligation to market our products to their customers;

•	Our reseller and distributor agreements are generally nonexclusive and may be terminated at any time without cause; and

•

Our resellers and distributors frequently market and distribute competing products and may, from time to time, place greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors.

We cannot be certain that our distribution channel partners will continue to market or sell our products effectively. If we are not successful, we may lose sales opportunities, customers and revenues.

We may incur losses as we attempt to expand our business.

We intend to expand our business and therefore expect to expend significant additional resources on continuing research and development, developing our sales force and a more robust reseller program, marketing, and potentially entering new or adjacent markets.

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

We compete intensely with other software development and distribution companies internationally and IT departments supporting larger businesses to recruit and hire from a limited pool of qualified personnel. Some qualified candidates prefer to work for larger, better known companies or in another geographic area. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans. Also, accounting rules require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

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

The open source software community develops software technology for free use by anyone. We incorporate a limited amount of open source code software into our products. For example, we have relied on open source technology for the encryption features in our CuteFTP Pro, EFT Server, and Mail Express solutions. We may use more open source code software in the future.

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

Errors, failures, or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results. For example, it took longer than originally expected to make the necessary improvements to our WAFS solution and therefore WAFS revenues through 2009 were lower than originally anticipated.

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

Our EFT Server and Mail Express solutions are intended to facilitate information sharing, sometimes by providing outsiders access to a customer’s computer. Such access potentially may make the customer vulnerable to security breaches, which could result in the loss of their privacy or property. Invasions of privacy or other customer harm could result in customer dissatisfaction and possible claims against us for any resulting damages.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

Certain of our products include the ability for the end user to encrypt data. Incorporation of encryption technology into our products is subject to U.S. export controls. Therefore, certain of our products may be exported outside the United States only with the required level of export control. These restrictions may include: the requirement to have a license to export the technology; the requirement to have software licenses approved before export is allowed; and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country. In addition, various countries regulate the import of certain encryption technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

There can be no assurance that we will be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable government authorities. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the list of countries to which we cannot export, changes in persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

Export laws and regulations can be extremely complex in their application. If we are found not to have complied with applicable export control laws, we may be sanctioned, fined or penalized by, among other things, having our ability to obtain export licenses curtailed or eliminated, possibly for an extended period of time. Our failure to receive or maintain any required export licenses or authorizations or our penalization for failure to comply with applicable export control laws would hinder our ability to sell our products, could result in financial penalties, and could materially adversely affect our business, financial condition, and results of operations. Any failure on our part or the part of our distributors to comply with encryption or other applicable export control requirements which could harm our business and operating results.

Finally, import and export regulations of encryption/decryption technology vary from country to country. We may be subject to different statutory or regulatory controls in different foreign jurisdictions, and as such, our technology may not be permitted in these foreign jurisdictions. Violations of foreign regulations or regulation of international transactions could prevent us from being able to sell our products in international markets. Our success depends in large part to having access to international markets. A violation of foreign regulations could limit our access to such markets and have a negative effect on our results of operations.

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

Risks Related to Stock Ownership

Our stock price is/may be volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

•	U.S. and global economic conditions leading to general declines in market capitalizations, with such declines not associated with operating performance;

•	Quarter-to-quarter variations in results of operations;

•	Our announcements of new products;

•	Our competitors’ announcements of new products;

•	Our product development or release schedule;

•	General conditions in the software industry; and

•	Investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 45% of our outstanding common stock at December 31, 2009. As a result, these stockholders would have the ability to control GlobalSCAPE and direct its policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted, affecting the value of the stock.

There were options for 3,642,627 shares outstanding under our employee and director stock option plans as March 1, 2010, of which 1,942,372 were vested. We have filed a registration statement under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

Risks Related to Legal Uncertainty

We are vulnerable to claims that our products infringe third-party intellectual property rights particularly because our products are partially developed by independent parties.

From time to time we experience claims that our products infringe third-party intellectual property rights. We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that some of the code in our products is developed by independent parties or licensed from third parties over whom we have less control than we exercise over internal developers. In addition, we expect that infringement claims against software developers will become more prevalent as the number of products and developers grows and the functionality of software programs in the market increasingly overlaps. Companies in the technology industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities.

For example, we are one of several companies that have been sued by Uniloc USA, Inc. and Uniloc (Singapore) Private Limited. Responding to and defending against claims may cause us to incur significant expense and divert the time and efforts of our management and employees. Successful assertion of such claims could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products and services, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted.

While it is not possible to predict the outcome of patent litigation incident to our business, defense costs may be significant and we believe the costs associated with this litigation or other claims of infringement could generally have a material adverse impact on our results of operations, financial position or cash flows. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming.

For any intellectual property rights claim against us or our customers, we may have to pay damages and indemnify our customers against damages.

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

Other companies may own, obtain or claim trademarks that could prevent, limit or interfere with our use of our trademarks.

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

Our corporate office is located in an office building in northwest San Antonio. The annual rent on the eleven year lease of the 21,495 square foot facility averages $327,000. The former Availl office was located in an office park in Andover, Massachusetts called Brickstone Square. In December 2008 we consolidated operations and closed the Andover office. Our lease for the 3,920 square foot facility expired in October 2009. As a sub lessee for the space could not be found we continued to pay the rent on the space through October 2009. The rent for the remainder of the lease was approximately $55,860, all of which was expensed during the fourth quarter of 2008. We believe the current facility in San Antonio is suitable for our current business needs and that suitable additional space will be available on acceptable terms if needed.

Item 3.	Legal Proceedings

Subsequent to year end, GlobalSCAPE was named as one of a number of defendants named as a defendant by Uniloc USA, Inc. and Uniloc (Singapore) Private Limited in a complaint filed in the United States District Court for the Eastern District of Texas Tyler Division for patent infringement of a single U.S. patent. The complaint alleges that GlobalSCAPE infringed on a patent that utilizes a system for activating software products through a registration process. The matter has just been brought forth and, while GlobalSCAPE believes that is has meritorious defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously, it is early in its process and it is not possible to reasonably determine the outcome of this complaint.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NYSE Amex Stock Exchange under the symbol “GSB” The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years.

	Common Stock Price
	2009		2008
	High	Low	High	Low
First Quarter (ending March 31)	$0.93	$0.50	$5.62	$2.04
Second Quarter (ending June 30)	$2.20	$0.55	$2.53	$1.64
Third Quarter (ending September 30)	$2.44	$1.40	$1.90	$1.17
Fourth Quarter (ending December 31)	$1.89	$1.40	$1.23	$0.76
Annual	$2.44	$0.50	$5.62	$0.76

On March 22, 2010, the last reported sales price of our common stock on the NYSE Amex Stock Exchange was $1.49 per share. The number of shareholders of record of our common stock as of March 22, 2010 was approximately 2,190.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Item 6.	Selected Financial Data

The following selected financial data is derived from the Financial Statements included in this annual report. This data is qualified in its entirety by and should be read in conjunction with the more detailed Financial Statements and related notes included in this annual report and with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Historical results may not be indicative of future results.

During 2006 we acquired Availl, Inc. This acquisition was accounted for as a business purchase and, accordingly, the operating results of that business have been included in the Financial Statements included in this annual report since the date of acquisition.

Statement of Operations Data:

	2009	2008	2007	2006	2005
Total revenues	$16,451,418	$15,792,242	$18,360,341	$10,973,681	$6,678,615
Operating expenses:
Cost of revenues	335,961	188,942	250,439	468,515	279,964
Selling, general and administrative	10,797,827	10,943,821	10,049,430	6,142,299	3,986,047
Research and development	2,804,857	2,819,791	1,919,253	1,230,400	869,155
Impairment of goodwill	0	5,773,010	0	0	0
Impairment of long-lived assets	0	3,243,945	0	0	0
Depreciation and amortization	724,485	957,036	279,573	99,213	98,071

Total operating expenses	14,663,130	23,926,545	12,498,695	7,940,427	5,233,237

Income (loss) from operations	1,788,288	(8,134,303)	5,861,646	3,033,254	1,445,378

Net income (loss)	$1,399,937	$(7,659,961)	$3,642,267	$1,962,532	$1,446,704

Net income (loss) per common share—basic	$0.08	$(0.44)	$0.21	$0.13	$0.10
Net income (loss) per common share—diluted	$0.08	$(0.44)	$0.20	$0.12	$0.09

Balance Sheet Data:
	2009	2008	2007	2006	2005
Cash and cash equivalents	$7,025,599	$6,318,604	$5,214,479	$4,632,666	$2,029,473
Working capital	$5,539,898	$4,434,602	$5,073,507	$2,749,266	$1,741,354
Total assets	$16,172,732	$12,219,908	$20,361,858	$16,367,749	$2,901,671
Long term debt, less current portion	$—	$—	$—	$3,076,698	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2009, 2008 and 2007 and related notes included elsewhere in this document.

Overview

We develop and distribute software and hosted solutions, and provide associated services, for individuals and business users to securely exchange information over the Internet and within other network environments. Our software is used worldwide across a wide range of industries, including U.S. and foreign government organizations. Through the end of 2009, we had distributed over 2 million software licenses to our customer base which includes individual consumers, small to medium-sized businesses, and some of the largest corporations in the world, including 95 of the Fortune 100.

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

Our initial product, CuteFTP, a file transfer protocol client program used mostly by individuals and small business, was first distributed in 1996 over the Internet and has achieved significant success and popularity. We built on this success by steadily adding complementary products, such as the standard and enterprise versions of our Enhanced File Transfer Server software, and establishing an internal sales organization and reseller/distribution network.

Our capabilities have evolved from personal and server-based file transfer software to include managed e-mail attachment and software-as-a-service, or SaaS, information sharing solutions. We have also developed Wide-Area File Services (WAFS), and Continuous Data Protection (CDP) software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks (WAN and LAN), at WAN and LAN speeds.

We believe the secure information exchange aspects of our MFT products provide a basis for us to address customer needs in adjacent markets such as business to business (B2B), data loss prevention, and endpoint security where our MFT solutions may be directly applicable or interoperate with other products offered by partners, acquired by GlobalSCAPE, or developed internally.

The following is a brief description of our products and solutions:

File Management Products—Our file management products are best known for the “CuteFTP” product line. They primarily consist of products that help users securely move and copy files on the Internet. A substantial portion of our revenues are derived from licensing our file management products. Some of our products encrypt the transfers for security using technology similar to a Web browser. The products consist of three product categories; client, server and compression transfer. Our file management product line includes Enhanced File Transfer (EFT Server), CuteFTP Pro, CuteFTP Home, and CuteFTP Lite.

Wide-Area File Services and Continuous Data Protection Products—Our WAFS products provide a file sharing, collaboration, and replication solution over multiple sites. By keeping all data updated on each location’s file server, each site has instant access to the very latest version. WAFS guarantees total file concurrency across multiple servers deployed around the world. Changes made to data on any server are mirrored on all other servers. WAFS efficiently utilizes network bandwidth by intelligently communicating only compressed and encrypted file changes between locations. WAFS technology can have CDP added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities but doesn’t compromise data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots.

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

Endpoint Security—Endpoint security solutions include antivirus, anti-spyware, application whitelisting, data and file encryption, and other product categories. Whitelisting is a relatively new entrant into this security market. Unlike traditional ‘blacklisting’ solutions which rely on detecting and defeating millions of malicious software applications and unique malware executables, whitelisting allows users to lock servers, personal computers, and other devices into a known, trusted state and allows only approved applications to run. In December 209, we announced a strategic investment in CoreTrace Corporation, a privately held software company based in Austin, Texas. CoreTrace develops and sells a leading enterprise application whitelisting solution, BOUNCER by CoreTrace™. In 2010, we entered into a reseller agreement with CoreTrace for this product.

Outlook

We believe that the future success of our business will be dependent upon our ability to:

•	continue enhancing our file transfer products;

•	expand into adjacent markets;

•	increase our market visibility and recognition; and

•	increase government sales.

Continue Enhancing and Developing Our Existing Solutions Products. Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have in the past incurred, and we believe that we will continue to incur, significant research and development expenses as we strive to remain competitive. Innovation, new product development, and go-to-market activities involve a significant commitment of time and resources and are subject to a number of risks and challenges.

Expand our Solution Portfolio. The Company’s primary market is for managed file transfer products which according to Gartner is a $450 million per year market which is growing 21% to 26% year over year. This market is significantly smaller than potential adjacent markets. However, our entry into such markets will require that we effectively define and then develop, acquire, or partner for viable solutions applicable to these markets. We also must market, sell, and support these solutions effectively. Each of these success factors has inherent risks due to, for example, our limited corporate expertise in the adjacent markets and the possibility that the specific buyers of solutions in these adjacent markets may be different from the buyers with whom we interact throughout our current MFT sales cycle. In addition, entry into these markets will require investments that may adversely impact our financial results.

We intend to continue using strategic partnerships or acquisitions as necessary to further enhance our solution portfolio, expand our sales channels, and enter adjacent markets. For example, during 2009, we announced a partnership with Carahsoft Technology Corporation, a government IT solutions provider with headquarters in Reston, Virginia. Carahsoft added GlobalSCAPE’s solutions to its General Services Administration (GSA) Schedule and provided proactive sales and marketing support to drive demand for GlobalSCAPE’s solutions within the federal, state, and local government markets. With the Carahsoft partnership, government-wide customers can order GlobalSCAPE solutions directly from the Carahsoft GSA Schedule or through the GSA Advantage!® online shopping and ordering system. Our largest single contract in 2009, a $2.7 million order from the U.S. Army, was processed using the Carahsoft GSA Schedule. Other partnerships announced in 2009 included Intelligent Decisions, Inc., nuBridges, and multiple small business program registrations.

In December 2009, we announced a strategic investment in CoreTrace Corporation, a privately held software company based in Austin, Texas. CoreTrace develops and sells a leading enterprise application whitelisting solution, BOUNCER by CoreTrace™ and, in 2010, we entered into a reseller agreement with CoreTrace, under which we will resell the BOUNCER solution.

Increase Our Name Recognition. In order to grow our business, we believe that we must increase the recognition of GlobalSCAPE as a provider of secure information exchange solutions. We have continued to increase our market visibility through marketing communication activities such as press releases and media outreach. We also have achieved substantial market recognition, in the form of certifications, validations, and analyst ranking, for our continued development of secure information exchange solutions. For example, we have received Federal Information Processing Standards (FIPS) 140-2 validation of the GlobalSCAPE Cryptographic Module embedded in Enhanced File Transfer Server. Enhanced File Transfer Server Version 6 and the latest version of CuteFTP Pro also received the Certificate of Networthiness (CoN) from the U.S. Army Network Technology Command (NETCOM) during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions. Overall, we have a very strong combination of capabilities which led to Gartner’s retaining GlobalSCAPE in the market leader quadrant of the Magic Quadrant for Managed File Transfer during 2009. We believe our solutions will continue to provide the best-value for businesses seeking to establish or enhance their secure information exchange capabilities.

We received other significant recognition during 2009, in addition to analyst ranking and technical certifications and validations. We were named to Deloitte’s 2009 Technology Fast 500, a ranking that recognizes the fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America on the basis of five-year revenue growth. We also were ranked among the top 50 workplaces in San Antonio for 2009 by the San Antonio Express-News. The full list and ranking were noted in the Express-News Special Edition Top Workplaces 2009 publication on October 11, 2009. The 50 companies were selected on the basis of a comprehensive analysis conducted by Workplace Dynamics, LLC, in a survey of employees throughout San Antonio. Qualities measured include company leadership, compensation and training, workplace flexibility, and diversity. In addition, we received a Technology Superstar Award from the SATAI Network, a technology acceleration and commercialization foundation based in San Antonio. The annual Technology Superstar Award recognizes companies that are poised to become leaders in the South Texas technology community.

Increase Government Sales. Sales to the U.S. Government have become an important aspect of our business. Government contracts typically have a long sales cycle and the funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. In addition, U.S. Government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance.

We intend to increase our government sales by leveraging our presence with the Department of Defense, expanding the number of our channel partners such as Carahsoft and by positioning the Company to work with large system integrators. We also will continue to seek additional sales to federal agencies which are required to meet Small Business Administration goals. Under SBA auspices, 23% of government business is set aside for “small business” concerns, like GlobalSCAPE, as defined by government-specified size standards.

Access Capital Markets. Our primary sources of capital have been cash flow from operations and cash on hand. However, if an acquisition or other opportunity requiring a significant capital investment were to arise, we would likely be required to seek capital from external sources such as a commercial bank or other lender or the sale of debt or equity securities. We cannot assure you that such external capital will be available to us on acceptable terms or at all. In addition, in the event such capital were debt, we would be required to utilize a portion of our cash flow from operations for debt service and would also likely be required to comply with financial covenants which could limit our ability to continue to grow our business.

Liquidity and Capital Resources

The Company has a strong working capital position resulting from net profits from operations over 21 of the last 23 quarters. At December 31, 2009, our net working capital position was approximately $5.5 million. We had cash available of $7 million and we continue to generate cash from operating activities. We rely on cash on hand and cash flows from operations to fund our operations.

Our capital requirements principally relate to our need to enhance our existing products and to develop new products, which primarily consist of research and development expenses and expenses for people and the elements that support their work. By comparison, we do not spend large sums on capital equipment. Over the past three years, we spent $530,086 in 2009, $1,617,332 in 2008 and $175,779 in 2007 for equipment. Capital expenditures were higher in 2008 primarily as a result of the move to new office space in San Antonio.

Because our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline, our cash flow from operations will also decline. If sales decline or if our liquidity is otherwise under duress, management could substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity or debt securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Net cash provided by operating activities was $4,675,888, $3,682,543, and $5,213,674 in 2009, 2008 and 2007, respectively. The increase in 2009 was largely due to an increase in net income and an increase in deferred revenue associated with pre-paid maintenance and support contracts. The Company received a large order from the U.S. Army in April, which included a three year pre-paid contract for maintenance and support. Significant non-cash add backs in 2008 include the goodwill and long lived asset impairment, offset by a large non-cash decrease in deferred taxes. The remainder of the change in cash provided by operating activities was due to increases in deferred revenues, deferred compensation and a decrease in federal income tax receivable.

Net cash used in investing activities was $4,011,620, $1,612,456 and $175,414 in 2009, 2008 and 2007, respectively. The increase in our investing activities in 2009 was due to an investment of $2,277,778 in CoreTrace, a $1,205,000 net investment in short term certificates of deposit, and $530,086 which was used for additional furniture and fixtures and leasehold improvements as renovations were made to our office. In 2008 and 2007, cash used in investing activities was used for additional furniture and fixtures and leasehold improvements as we moved into a new office.

Our financing activities over the past three years have primarily related to the repurchase of shares of our common stock, funding the acquisition of Availl, and proceeds received from the exercise of stock options. The cash provided during 2009 was from the exercise of stock options. We used our own cash for the repurchase of shares of our common stock, in the amount of $978,382 and $527,558 in 2008 and 2007, respectively. In 2007, we repaid the remaining $4.6 million of the $5 million term loan used to purchase Availl from the cash generated from our operations and a stock offering completed in November 2006.

At December 31, 2009, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, intellectual property, products or businesses related to our current business strategy.

The following table summarizes our contractual obligations at December 31, 2009, consisting of future minimum payments under operating leases:

	Payments Due by Fiscal Year
	2010	2011 - 2013	2014 - 2016	2017 and thereafter	Total
Contractual Obligations
Building Lease	$333,174	$1,031,760	$1,063,998	$840,084	$3,269,016
Equipment Leases	7,392	9,056			16,448

	$340,566	$1,040,816	$1,063,998	$840,084	$3,285,464

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) amended its guidance regarding the accounting model for revenue arrangements that include both tangible products and software elements. This guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition. This guidance also provides information on how to allocate consideration to deliverables in an arrangement that includes both tangible products and software. This guidance is effective in fiscal years beginning on or after June 15, 2010. We do not expect this guidance to have a material impact on our financial statements.

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

Revenue Recognition

We recognize revenue in accordance with generally accepted accounting principles that have been prescribed for the software industry.

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

•

Collection is deemed probable. We conduct a credit review for all transactions at the inception of an arrangement to determine the creditworthiness of the customer. Collection is deemed probable if, based upon our evaluation; we expect that the customer will be able to pay amounts under the arrangement as payments become due. If we determine that collection is not probable, revenue is deferred and recognized upon cash collection.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product support, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $5.1 million as of December 31, 2009, of which approximately $1 million was classified as “Other long term liabilities” in the balance sheets. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period.

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

Valuation of goodwill and intangible assets

Goodwill. We assess goodwill and intangible assets with indefinite life for impairment within our reporting units annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. A two-step impairment test is to be performed on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the equity assigned to that unit, goodwill is not considered to be impaired and we are not required to perform further testing. If the carrying value of the equity assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of that reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the excess.

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

In 2008, during the performance of our annual impairment test and in conjunction with our budgeting process a review of the projected future sales of our WAFS/CDP products showed a significant decrease in expected future revenues. This decrease was a significant contributing factor in the 2008 goodwill impairment charge of approximately $5.8 million.

In December 2009, the Company performed its annual impairment analysis. For this analysis, we estimated the fair value of goodwill using the discounted cash flows methodology. The principal factors used in the discounted cash flow analysis requiring judgment were the projected results of operations, weighted average cost of capital (WACC), working capital requirements, and terminal value assumptions. This analysis required the input of several critical assumptions including future growth rates, cash flow projections, WACC, rate of return, and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s capital structure (equity and debt) and represents the expected cost of new capital. The results of the analysis show a carrying value of $1,953,000 as of December 1, 2009, compared to a fair value of $1,967,000. The fair value exceeds the carrying value by less than 1%; however given the recent stabilization of product sales and our plans for the product, we did not believe that further analysis was required and did not perform the second step of the impairment test. Thus no impairment was recorded as of December 31, 2009.

Intangible Assets. We assess the impairment of other identifiable intangible assets whenever events or changes in circumstances indicate that an asset’s carrying amount may not be recoverable. Based upon the existence of one or more indicators of impairment, we measure any impairment of long-lived assets based on a projected undiscounted cash flow method using assumptions determined by our management to be commensurate with the risk inherent in our current business model. Our estimates of cash flows require significant judgment based on our historical results and anticipated results and are subject to many triggering factors which could change and cause a material impact to our operating results or financial condition. The Availl purchase largely gained us rights to software; the value of the software on our books and goodwill are linked. Therefore the same analysis of future sales that led us to determine there was a goodwill impairment also led to an impairment of the acquired asset. During fiscal 2008 we recorded an impairment charge of approximately $3.2 million primarily for the write down of identified intangible assets related to the Availl acquisition.

In December 2009, the Company performed its annual impairment analysis and determined that the carrying value of the intangible assets did not exceed the implied fair value and therefore no impairment charge was recorded.

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

Stock-based Compensation

We account for stock-based compensation by measuring the fair value of the award at the grant date and recognizing expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and measuring volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes

We recognize taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events in our financial statements. Accruals for uncertain tax positions are recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns, including uncertain tax positions and the realizability of deferred tax assets, which is dependent on the timing of the underlying deductions and the Company’s ability to generate future taxable income. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

Results of Operations

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

	2009	2008	$ Change	% Change
Total revenues	$16,451,418	$15,792,242	$659,176	4%
Cost of revenues	335,961	188,942	147,019	78%
Selling, general and administrative	10,797,827	10,943,821	(145,994)	-1%
Research and development	2,804,857	2,819,791	(14,934)	-1%
Impairment of goodwill	0	5,773,010	(5,773,010)
Impairment of long-lived assets	0	3,243,945	(3,243,945)
Depreciation and amortization	724,485	957,036	(232,551)	-24%

Total operating expenses	14,663,130	23,926,545	(9,263,415)	-39%

Income (loss) from operations	1,788,288	(8,134,303)	9,922,591
Other income (expense), net	(67,732)	94,131	(161,863)	-172%
Income tax (benefit) expense	320,619	(380,211)	700,830	184%

Net (loss) Income	$1,399,937	$(7,659,961)	$9,059,898	118%

Revenue. We derive our revenues primarily from software sales. Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of maintenance and support agreements. Revenues increased from $15,792,242 in 2008 to $16,451,418 in 2009. The increase of approximately $659,000 or 4% in revenues was largely due to the sale to the U.S. Army in April 2009 and increased sales of maintenance and support.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Year Ended December 31,
Product	2009		2008
EFT Server Enterprise	$7,996,955	48.6%	$7,489,119	47.4%
EFT Server	4,518,295	27.5%	3,363,891	21.3%
CuteFTP Professional	1,458,363	8.9%	1,953,354	12.4%
CuteFTP Home	443,388	2.7%	796,120	5.0%
Wide Area File Services	1,829,671	11.1%	2,333,622	14.8%
Continuous Data Protection	46,390	0.3%	71,572	0.5%
All Others	158,356	1.0%	329,788	2.1%
Deferred Revenue adjustment	—	0.0%	(545,224)	-3.7%

Total Revenues	$16,451,418	100.0	$15,792,242	100.0

Maintenance and support (net of deferred revenues)	$6,177,733	37.6%	$4,890,355	31.0%

Sales of our EFT Server and EFT Server Enterprise products increased by 15%, to $12.5 million in 2009 from $10.9 million in 2008. This increase in revenue was primarily attributable to several factors: a sale to the U.S. Army for 20,000 units of the EFT Server software, with FIPS-certified libraries and our SSH module plus related maintenance and support for a total contribution of $1.3 million to 2009 revenue, an increase in EFT Server Enterprise and EFT Server maintenance and support sales and an increase in units sold. With the release of EFT Server 6.0 in March of 2009, customers were able to purchase additional individual add-on modules. With this new flexibility, customers of the lower end EFT Server product were able to purchase modules which were not available in the legacy Secure FTP Server solution. The Company also released the Advanced Workflow Engine (AWE) module in February 2009, which contributed to the increase in unit sales. In total, our EFT Server and EFT Server Enterprise products represented approximately 76% of our total revenues in 2009 as compared to 69% in 2008, before adjusting for deferred revenues.

Revenues from CuteFTP decreased by 31% from $2.7 million in 2008 to $1.9 million in 2009 and accounted for approximately 17% of total revenues in 2008, before adjusting for deferred revenues, and 12% in 2009. This decline continues the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenues, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. In addition, we believe the economic downturn has also reduced the spending capability of our customers. While we are continuing development of CuteFTP products, our reliance on these products likely will continue to decline.

Wide Area File Services and Continuous Data Protection product revenues decreased by 22% from $2.4 million in 2008 to $1.9 million in 2009 and accounted for approximately 15% and 11% of total revenues in 2008, before adjusting for deferred revenues, and 2009, respectively. The Wide Area File Services and Continuous Data Protection products are largely used by architecture, engineering and construction firms to transfer large documents between offices. These firms have been significantly affected by the economic recession, and as a result sales of Wide Area File Services and Continuous Data Protection software decreased drastically at the beginning of the year as companies cut discretionary spending. With some recovery in the economy and the release of Wide Area File Services version 3.6.1 in June, sales stabilized over the second-half of the year.

Because of the more complex nature of the EFT Server, EFT Server Enterprise, Wide Area File Services and Continuous Data Protection products, purchasers of those products require increased maintenance and support. Our maintenance and support revenues increased by 26% from $4,890,355 in 2008 to $6,177,733 in 2009. Approximately $467,000 of the 2009 increase in maintenance and support revenue was related to the sale to the U.S. Army in April 2009 which will continue into 2012. In addition, maintenance and support revenues increased due to an increase in sales support staff dedicated to selling maintenance and support renewals. As our enterprise products become a larger portion of our total revenues, maintenance and support revenues will continue to increase, as well as represent a higher proportion of our total revenue as more enterprise product customers purchase support compared to our consumer product customers. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products. Cost of revenues increased by approximately 78% between periods from $188,942 in 2008 to $335,961 in 2009. This increase was largely caused by an increase in royalty payments and bandwidth costs, offset by a decrease in payments made to the U.S. General Services Administration (GSA). The approximate $141,000 increase in royalties was due to the addition of royalty payments to two new companies. The approximate $26,000 increase in bandwidth costs was due to a larger portion of these costs being recorded in cost of revenues as opposed to selling, general and administrative expenses. In 2008, all internet fees were recorded as a selling expense; however, as a significant portion of our revenues are from online sales, the Company determined that a portion of those costs should be recognized as a cost of revenue. The approximate $25,000 decrease in GSA payments was due to the Company’s not making sales on a GSA schedule during 2009.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, facility costs, bad debt and professional fees. Selling, general and administrative expenses decreased by approximately 1% from $10,943,821 in 2008 to $10,797,827 in 2009. As a percentage of revenue, SG&A decreased from 69% of revenue in 2008 to 66% of revenue in 2009. This decrease of approximately $146,000 was mainly due to the Company’s concentrated cost control measures in the current year. Accounts with notable decreases were commissions, recruiting expense, business insurance, office rent expense, transition costs, service fees, billing fees, advertising expense, marketing expense and bad debt. These decreases were offset by increases in several accounts including: salaries, bonuses, stock compensation expense, professional fees, consulting fees, public relation fees and product development allocations.

The increase of approximately $253,000 in salaries was mainly attributable to the addition of a CEO and COO late in 2008. These positions were filled on an interim basis by one officer during approximately seven of the twelve months of 2008. Bonus expense increased approximately $149,000 from the prior year due to the adoption of a new bonus structure in 2009. The increase of approximately $129,000 in stock compensation expense was due to several large option grants with high grant prices that were forfeited in 2008. The increase of approximately $177,000 in professional fees was due to a change in auditors and work performed on the goodwill impairment, as well as hiring an investor relations firm. The increase of approximately $213,000 in consulting fees was due to the hiring of a consultant to specifically drive sales in the government industry. Public relations fees increased approximately $63,000 due to the hiring of a marketing communications firm earlier in 2009. Finally, in 2008, $66,000 of software development costs were capitalized; no amounts were capitalized in 2009 because there were no projects that were eligible for capitalization.

Commission expense decreased approximately $128,000 from the prior year due to a change in commission policy. In January 2008, additional commissions were paid to account for this change in policy. This decrease was offset by the commissions on the U.S. Army order as well as a higher percentage paid on maintenance and support renewals. Recruiting expense was approximately $150,000 higher in 2008 due to the hiring of a senior accountant and several software engineers as well as fees paid for the search for a CEO. The Company was charged approximately $30,000 in 2008 for business insurance. In 2009 the charges for business insurance were not repeated and the Company received a credit of approximately $18,000 related to the prior year amount. The activity resulted in a net decrease to business insurance expense of $40,000. With the closing of the Andover, MA office in December 2008 a reserve was established at that time for all expenses related to the closing. The rent for that office was charged against the reserve established, and therefore, resulted in an approximate $74,000 decrease in rent expense for year 2009 as compared to year 2008. This decrease in rent expense was offset by an increase of approximately $20,000 due to rent expense paid in 2008 for the final payment on the prior office rental space in San Antonio. Restructuring costs were approximately $230,000 higher in 2008 due to the closing of the Andover, Massachusetts office in December 2008. The reduction of approximately $69,000 in service fees was due to a larger portion of internet costs being classified in cost of revenues, as well as reduced fees with the closing of the Andover office. The reduction of billing fees of approximately $36,000 was due to fewer online sales. Advertising expense decreased by approximately $186,000 due to the optimization of Google search ads. The decrease of approximately $55,000 in marketing expense was due to the discontinued use of several marketing firms. The reduction in bad debt expense of approximately $295,000 was primarily due to a change in the methodology of calculation that better estimated our allowance based on the historical collection patterns of our customer base.

Research and Development. Research and development expenses decreased by approximately 1% from $2,819,791 in 2008 to $2,804,857 in 2009. The net decrease consists of reductions in the use of offshore developers by approximately $146,000 and a decrease in training expenses of approximately $29,000. In addition, there was a decrease in recruiting expense of approximately $11,000 due to very high retention and a corresponding reduction in recruiting for employees in the engineering department in 2009, as compared to 2008. These decreases were offset by increased salaries in 2009 of approximately $141,000 and approximately $29,000 of transition costs in 2009 related to the closing of the Andover office.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization expense decreased by $232,551, or approximately 24%, year over year. Amortization expense decreased approximately $358,000, largely related to the write down of intangible assets at the end of 2008, which resulted in a smaller amortizable base. Depreciation expense increased by approximately $125,000 due to more property additions in the current year.

Impairment. During 2008 we performed an analysis of the future expected cash flows from the sale of the WAFS and CDP products. This analysis revealed a significant decrease in cash flows as compared to original expectations when Availl was purchased in 2006. Therefore in accordance with U.S. GAAP an impairment charge of $5.8 million was recorded against the goodwill and an impairment charge of $3.2 million was recorded against the software intangible asset. We performed the same analysis in 2009 and no impairment was recorded.

Other Income (Expense), Net. Other income/expense decreased $161,863 or 172% from 2008 to 2009. This decrease was largely due to an approximate $87,000 decrease in interest income due to lower interest rates in 2009 and the addition of approximately $76,000 relating to the loss on disposal of assets. With the renovation of our office space in the current year and due to the current economic condition, we were not able to sell the furniture that we removed and had to completely write off the net book value of the property. In addition, we wrote off approximately $32,000 of internal use software which was purchased in 2008 due to the decision to not implement the software.

Income Taxes. Our effective income rates were approximately 19% and 5% for 2009 and 2008, respectively. The lower tax effective rate in 2008 was largely due to the pre-tax loss caused by the impairment of goodwill and intangible assets, which is not deductible for tax purposes. For both 2009 and 2008, the most significant item that affected our effective income tax rate relates to expense on incentive stock options, for which our recorded expense is generally not deductible.

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

Revenue. We derive our revenues primarily from software sales. Revenue is comprised of the gross selling price of software, including shipping charges and the earned portion of maintenance and support agreements. Revenues decreased from $18,360,341 in 2007 to $15,792,242 in 2008. The decrease of approximately $2.6 million or approximately 14% in revenues was attributable to a $2.8 million sale to the U.S. Army in 2007. Excluding this sale, revenues increased by $231,901 in 2008 (or 1.5% of revenues) as compared to 2007. We believe this revenue performance, while positive, reflects the economic turmoil experienced during the second half of 2008.

The following table reflects revenue by product including the related maintenance and support for each product:

	Revenue for the Year Ended December 31,
Product	2008		2007
Enhanced File Transfer	$7,489,119	47.4%	$6,691,982	36.4%
SecureFTP Server	3,363,891	21.3%	5,769,020	31.4%
CuteFTP Professional	1,953,354	12.4%	2,438,085	13.3%
CuteFTP Home	796,120	5.0%	1,102,458	6.0%
Wide Area File Services	2,333,622	14.8%	2,711,605	14.8%
Continuous Data Protection	71,572	0.5%	187,996	1.0%
All Others	329,788	2.1%	411,274	2.2%
Deferred Revenue adjustment	(545,224)	-3.5%	(952,079)	-5.4%

Total Revenues	$15,792,242	100.0	$18,360,341	100.0

Maintenance and support (net of deferred revenues)	$4,890,355	31.0	$3,534,144	19.2

Sales of our SecureFTP Server and EFT Server products declined by 13%, to $10.9 million in 2008 from $12.4 million in 2007. This decrease in revenue was attributable mostly to the inclusion of a single $2.8 million U.S. Army order (for SecureFTP Server and CuteFTP) in our 2007 revenues. Excluding this single order, sales of SecureFTP Server and EFT Server increased by 11% in 2008 when compared to 2007. In total, our Secure FTP Server and Enhanced File Transfer products represented approximately 69% of our total revenues in 2008 as compared to 68% in 2007.

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

Wide Area File Services and Continuous Data Protection products accounted for approximately 15% of total revenue for 2008, approximately the same percentage of revenue as in 2007. The Wide Area File Services/Continuous Data Protection revenues have not increased as originally anticipated due to continued development activity necessary to position the product for broader market adoption. The amount of time required to make improvements to our Wide Area File Services and Continuous Data Protection products that we believe are necessary have been greater than originally expected. We plan to release an upgraded version of the Wide Area File Services software in the first half of 2009 and expect this version will solidify the revenue for this product line and provide a platform for further development.

We introduced our managed e-mail attachment solution (Mail Express) late in 2008 and expect to gain market traction with this product during 2009. Similarly, we launched CuteSendIt as a SaaS solution in mid-2008 and believe it will contribute synergistically to additional sales of our other solutions.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs as well as production, packaging and shipping costs for boxed copies of software products. Cost of revenues decreased by approximately 25% between periods from $250,439 in 2007 to $188,942 in 2008. Royalty expenses, the major component of cost of revenues, declined primarily as the result of the non-renewal of the third party software distribution agreements with Beehive, Hannon Hill, G&K, and Visicom. Royalties that we pay on software products licensed from third parties, which we resell, are expensed as a cost of sales when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt.

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

The increases in salary expense of $830,000 were largely due to the addition of several highly compensated employees including a new CEO, COO, a high level senior engineer and three sales staff for the Mail Express product line; as well as the payment of severance to two retired executives. The higher recruiting costs of $156,000 were a result of the search for the CEO and CFO positions that were open during the year. Increased office rent of $165,000 was due to the new facility that we moved into in May 2008, and increased bad debt expense of $106,000 was due to a change in estimate methodology. Restructuring costs of $229,000 were due to the closing of the Andover, Massachusetts office in December 2008.

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

Impairment. During 2008, we performed an analysis of the future expected cash flows from the sale of the WAFS and CDP products. This analysis revealed a significant decrease in cash flows as compared to original expectations when Availl was purchase in 2006. Therefore in accordance with U.S. GAAP an impairment charge of $5.8 million was recorded against the goodwill and an impairment charge of $3.2 million was recorded against the software intangible asset.

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

GlobalSCAPE, Inc.

Index to Financial Statements

Years ending December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

GlobalSCAPE, Inc.

We have audited the accompanying balance sheets of GlobalSCAPE, Inc. (a Delaware corporation) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
March 30, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

GlobalSCAPE, Inc.

We have audited the accompanying statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2007 of GlobalSCAPE, Inc. (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GlobalSCAPE, Inc. for the years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

March 21, 2008 (August 28, 2008 as to Note 10)

Austin, Texas

GlobalSCAPE, Inc.

Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$7,025,599	$6,318,604
Short term investments	1,205,000	—
Accounts receivable (net of allowance for doubtful accounts of $217,286 and $330,916 in 2009 and 2008, respectively)	2,161,572	2,021,293
Federal income tax receivable	36,572	19,244
Current deferred tax asset	130,210	—
Prepaid expenses	131,860	120,162

Total current assets	10,690,813	8,479,303
Fixed assets, net	1,653,369	1,642,776
Investment—CoreTrace	2,277,778	—
Intangible assets, net	832,472	1,134,000
Goodwill	619,065	619,065
Deferred tax asset	46,231	297,183
Other assets	53,004	47,581

Total assets	$16,172,732	$12,219,908

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$315,584	$512,256
Accrued expenses	763,846	560,889
Deferred revenue	4,071,485	2,755,698
Deferred compensation	—	215,858

Total current liabilities	5,150,915	4,044,701
Deferred tax liability	—	545,169
Other long term liabilities	1,079,223	151,497

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,686,252 and 17,630,952 shares issued at December 31, 2009 and December 31, 2008, respectively	17,686	17,631
Additional paid-in capital	10,801,441	9,737,380
Treasury stock, 403,581 and 403,581 shares, at cost, at December 31, 2009 and December 31, 2008, respectively	(1,451,805)	(1,451,805)
Retained (deficit) earnings	575,272	(824,665)

Total stockholders’ equity	9,942,594	7,478,541

Total liabilities and stockholders’ equity	$16,172,732	$12,219,908

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Statements of Operations

	For the Year Ended December 31,
	2009	2008	2007
Operating Revenues:
Software product revenues	$10,273,685	$10,901,887	$14,826,197
Maintenance and support	6,177,733	4,890,355	3,534,144

Total Revenues	16,451,418	15,792,242	18,360,341
Operating Expenses:
Cost of revenues	335,961	188,942	250,439
Selling, general and administrative expenses	10,797,827	10,943,821	10,049,430
Research and development expenses	2,804,857	2,819,791	1,919,253
Depreciation and amortization	724,485	957,036	279,573
Impairment of goodwill	—	5,773,010	—
Impairment of long-lived assets	—	3,243,945	—

Total operating expenses	14,663,130	23,926,545	12,498,695

Income (loss) from operations	1,788,288	(8,134,303)	5,861,646

Other (expense) income:
Interest expense	(4)	(6,700)	(34,893)
Interest income	17,546	104,602	95,808
Gain (loss) on sale of assets	(85,292)	(9,283)	365
Other income	18	5,512	2,269

Total other (expense) income	(67,732)	94,131	63,549

Income (loss) before income taxes	1,720,556	(8,040,172)	5,925,195
Provision (benefit) for income taxes	320,619	(380,211)	2,282,928

Net income (loss)	$1,399,937	$(7,659,961)	$3,642,267

Net income (loss) per common share—basic	$0.08	$(0.44)	$0.21

Net income (loss) per common share—diluted	$0.08	$(0.44)	$0.20

Weighted average shares outstanding:
Basic	17,247,975	17,240,285	17,199,618

Diluted	17,690,948	17,240,285	18,289,157

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Statement of Stockholders’ Equity

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained (Deficit)/Earnings	Total
	Shares	Amount
Balance at December 31, 2006	16,490,146	$16,490	$6,363,520	$—	$3,193,029	$9,573,039
Share-based compensation expense	—	—	937,546	—	—	937,546
Shares issued for net share settlement of warrants	35,000	35	(35)	—	—	—
Tax benefit from exercise of ISO stock options	—	—	782,680	—	—	782,680
Shares issued upon exercise of Stock Options	1,067,079	1,067	680,589	—	—	681,656
Purchase of Treasury Stock	—	—	—	(527,558)	—	(527,558)
Net Income	—	—	—	—	3,642,267	3,642,267

Balance at December 31, 2007	17,592,225	17,592	8,764,300	(527,558)	6,835,296	15,089,630
Purchase of Treasury Stock	—	—	—	(978,382)	—	(978,382)
Shares issued for goods	—	—	(13,635)	54,135	—	40,500
Shares issued upon exercise of Stock Options	38,727	39	12,381	—	—	12,420
Share-based compensation expense	—	—	974,334	—	—	974,334
Net Loss	—	—	—	—	(7,659,961)	(7,659,961)

Balance at December 31, 2008	17,630,952	17,631	9,737,380	(1,451,805)	(824,665)	7,478,541
Shares issued upon exercise of Stock Options	55,300	55	42,672	—	—	42,727
Share-based compensation expense	—	—	1,021,389	—	—	1,021,389
Net Income	—	—	—	—	1,399,937	1,399,937

Balance at December 31, 2009	17,686,252	$17,686	$10,801,441	$(1,451,805)	$575,272	$9,942,594

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net income (loss)	$1,399,937	$(7,659,961)	$3,642,267
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt (recoveries) expense	(60,276)	235,192	128,816
Depreciation and amortization	724,485	957,036	279,573
(Gain) loss on disposition of assets	85,292	9,284	(365)
Share-based compensation	1,021,389	974,334	937,546
Stock issued for goods	—	300	—
Deferred taxes	(424,427)	(1,422,607)	(117,003)
Impairment of goodwill	—	5,773,010	—
Impairment of long-lived assets	—	3,243,945	—
Changes in operating assets and liabilities:
Accounts receivable	(70,003)	(23,558)	(768,897)
Prepaid expenses	(11,698)	(32,508)	(56,022)
Federal income tax receivable	(17,328)	921,083	—
Other assets	(5,423)	32,386	(169,667)
Accounts payable	(196,672)	182,439	(41,276)
Accrued expenses	202,957	(182,057)	365,006
Deferred revenues	2,224,466	565,381	952,080
Deferred compensation	(215,858)	215,858	—
Other long-term liabilities	19,047	(107,014)	61,616

Net cash provided by operating activities	4,675,888	3,682,543	5,213,674

Investing Activities:
Proceeds from sale of property and equipment	1,244	4,876	365
Purchase of property and equipment	(530,086)	(1,617,332)	(175,779)
Investment in CoreTrace	(2,277,778)	—	—
Purchase of short-term investments	(1,705,000)	—	—
Redemption of short-term investments	500,000	—	—

Net cash used in investing activities	(4,011,620)	(1,612,456)	(175,414)
Financing Activities:
Purchase of treasury stock	—	(978,382)	(527,558)
Proceeds from exercise of stock options	42,727	12,420	681,656
Repayment of long-term debt	—	—	(4,610,545)

Net cash provided by (used in) financing activities	42,727	(965,962)	(4,456,447)
Net increase in cash	706,995	1,104,125	581,813
Cash at beginning of period	6,318,604	5,214,479	4,632,666

Cash at end of period	$7,025,599	$6,318,604	$5,214,479

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$518	$29,719

Income taxes	$763,876	$769,541	$2,414,094

Noncash—Shares issued for goods	$—	$40,500	$—

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Financial Statements

December 31, 2009 and 2008

1.	Nature of Business and Corporate Structure

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”), founded in April 1996, develops and distributes secure managed file transfer (MFT) software for individuals and business users to safely send files over the Internet. We have also developed Wide-Area File System (WAFS) collaboration and Continuous Data Protection (CDP) software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, (WAN and LAN), at WAN and LAN speeds. Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar sensitive documents. In addition, these products ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners (business-to-business, or “B2B”).

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

Effective December 31, 2007, Availl and the limited partnership and limited liability corporations mentioned above were either dissolved or effectively merged into GlobalSCAPE. Therefore, since January 1, 2008, the Company has operated as one legal entity. The financial information presented relating to 2007 remains presented on a consolidated basis as described above.

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

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk. The Company requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. In 2009 one customer accounted for approximately 14.9% of revenues. In 2008 no single customer accounted for more than 10% of revenues. In 2007 one customer accounted for approximately 14.5% of revenues. In 2009 and 2008 there were no customers that represented 10% of our outstanding receivables.

Other Concentrations

Sales in Foreign Markets. In 2009, 2008 and 2007, approximately 29%, 35% and 28%, respectively, of the Company’s revenues were generated from sales to customers who provided addresses in foreign countries. However, the majority of 2009 and 2008 revenues and all 2007 revenues were received in U.S. dollars so there is limited exchange rate risk with respect to the sale of our products. These sales were concentrated mostly in Western Europe, Canada, and Australia. In 2009, 2008 and 2007, sales to the United Kingdom accounted for approximately 9%, 11%, and 8%, respectively, of total revenues.

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

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s financial position and results of operation.

Cash and cash equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less. Approximately $7 million of our cash balance is fully insured by the FDIC through June 2010, under the Temporary Liquidity Guarantee Program.

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

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. The Company has distribution agreements with Xnet Communications GmbH, ComponentOne LLC, Veridis SA, Bitvise Limited, and Network Automation, Inc. The GlobalSCAPE software products associated with each of the companies are Mac FTP, Cute FTP and Enhanced File Transfer (EFT). The Company incurred approximately $215,000, $73,000, and $188,000 in royalty expense in 2009, 2008 and 2007, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses charged to operations for the years ended December 31, 2009, 2008 and 2007 were approximately $994,000, $1,179,000, and $816,000, respectively, and are included in selling, general and administrative expenses. Advertising costs are principally for the purchase of keywords for internet searches, graphic designs and business announcement services.

Income Taxes

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that the deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods when pre-tax income is generated.

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

At the beginning of fiscal year 2007, we began accounting for uncertainty in income taxes using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Unrecognized tax benefits represent tax positions for which reserves have been established.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2009, 2008 and 2007, the Company expended approximately $2,805,000, $2,820,000 and $1,919,000, respectively, on research and development.

Stock-Based Compensation

Compensation cost relating to share-based payment transactions is recognized in the financial statements. The cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. The Company uses the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Expected volatility	95%	95%
Expected annual dividend yield	0	0
Risk free rate of return	2.13%	2.93%
Expected option term (years)	6.01	6.01

Refer to Note 8—Stock Options and Stock Based Compensation for additional disclosures regarding our stock compensation programs.

Goodwill and Other Intangible Assets

Goodwill and certain indefinite-lived assets are not amortized, but are evaluated at least annually for impairment. The determination of whether the carrying value of goodwill and other intangible assets have been impaired requires the Company to make estimates and assumptions about future business trends and growth. If an event occurs that would cause the Company to revise its estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on the Company’s financial condition or results of operations.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison to their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceed their fair market values and is recorded in the period that the determination is made.

Capitalized Software Development Costs

Capitalization of software development costs for external use begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Capitalization of software development costs for internal use begins during the application development stage. These software development costs are amortized using the straight-line method over a three-year period. The Company reviews costs throughout the year and no software development costs were capitalized in 2009. During 2008, the Company capitalized $207,000 of software development costs. No software development costs were capitalized in 2007.

Deferred Compensation

The deferred compensation liability in 2008 is related to an employment agreement with the Company’s former President and CEO. The deferred compensation was subject to certain terms and conditions related to his retirement in March 2008.

Other Long-Term Liabilities

Other long-term liabilities relate to deferred payments of rent expense and the long term portion of revenue deferred from the sale of maintenance and support agreements. The total amount of base lease payments is being charged to expense on the straight-line method over the term of the lease.

Restructuring Costs and Other Charges

Restructuring costs include employee severance and relocation costs, and costs related to leased office space abandoned. Severance costs are recognized when the Company’s management with the proper level of authority has committed to a restructuring plan and communicated those actions to employees. The Company’s estimate of severance and benefit costs assumptions is subjective as it is based on estimates of employee attrition. The estimated loss accrued for leased facilities abandoned represents the fair value of the lease liability as measured by the present value of future lease payments subsequent to abandonment.

Other exit costs include costs to close facilities. A liability for such costs is recorded at its fair value in the period in which the liability is incurred.

At each reporting date, the Company evaluates its accruals for exit costs and employee separation costs to ensure the accruals are still appropriate.

Earnings Per Share

Earnings per Share—basic and diluted are presented for all periods presented. Earnings per share—basic is computed using the weighted-average number of common shares outstanding during the periods. Earnings per share—diluted is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Awards of non vested options are considered potentially dilutive common shares for the purpose of computing earnings per common share. In applying the treasury stock method to non vested options the assumed proceeds include the amount the employee must pay to exercise the option plus the amount of unrecognized cost attributable to future periods less any expected tax benefits. Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years:

	Year ended December 31,
	2009 (1)	2008 (2)	2007 (3)
Numerators
Numerators for basic and diluted earnings per
Net income (loss)	$1,399,937	$(7,659,961)	$3,642,267

Denominators
Denominators for basic and diluted earnings
Weighted average shares outstanding basic	17,247,975	17,240,285	17,199,618

Dilutive potential common shares
Stock options and awards	442,973	—	834,493
Common stock warrants	—	—	255,046
Denominator for dilutive earnings per share	17,690,948	17,240,285	18,289,157
Net income (loss) per common share	$0.08	$(0.44)	$0.21
Net income (loss) per common share—diluted	$0.08	$(0.44)	$0.20

(1)	For the year ended December 31, 2009, 1,508,496 options and none of the warrants have been included in computing dilutive shares, as the effect would be anti-dilutive.

(2)	For the year ended December 31, 2008, no options or warrants have been included in computing dilutive shares, as the effect would be anti-dilutive.

(3)	For the year ended December 31, 2007, all warrants have been included in dilutive shares and 241,000 options have not been included in computing dilutive shares as the effect would be anti-dilutive.

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) amended its guidance regarding the accounting model for revenue arrangements that include both tangible products and software elements. This guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition. This guidance also provides information on how to allocate consideration to deliverables in an arrangement that includes both tangible products and software. This guidance is effective in fiscal years beginning on or after June 15, 2010. We do not expect this guidance to have a material impact on our financial statements.

In October 2009, the FASB amended its guidance regarding revenue recognition on multiple-deliverable arrangements. The objective of the guidance is to enable companies to account for products or services separately rather than as a combined unit. Specifically this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This guidance does not affect arrangements for which industry-specific allocation and measurement guidance exists, such as for long-term construction contracts or for software transactions. This guidance is effective in fiscal years beginning on or after June 15, 2010. We do not expect this guidance to have a material impact on our financial statements.

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

In April 2008, the FASB amended its guidance regarding the determination of the useful life of intangible assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions. Under the new guidance entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The new guidance required certain additional disclosures and prospective application to useful life estimates prospectively for intangible assets acquired after September 20, 2009. The implementation of this guidance did not have a material impact on our financial statements.

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

The Company’s investments currently consist of certificates of deposits with maturities less than one year and a 10% investment in a software company, which is accounted for under the cost method. The current carrying amount of this cost-method investment is $2,277,778. The investment was made on December 30, 2009 and the Company believes that the current carrying amount approximates fair value.

These investments along with accounts receivable and accounts payable are reflected in the accompanying financial statements, at cost, which approximate fair value because of the short term maturity of these instruments.

4.	Debt

In 2006, the Company obtained a $5,000,000 term loan from Silicon Valley Bank. The term loan was used to finance part of the cash portion of the purchase price of the Availl acquisition. The loan was fully repaid in 2007.

The loan agreement also provided for a $750,000 revolving credit facility which expired unused on September 22, 2008.

5.	Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts. The activity of the Company’s allowance for the years ended December 31, 2009, 2008 and 2007 is presented in the following table:

Year Ended 31-Dec	Balance at Beginning of Period	Charged to Income or Expense	Deductions (1)	Balance End of Period
2009	$330,916	$(60,276)	$(53,354)	$217,286
2008	$113,201	$235,192	$(17,477)	$330,916
2007	$59,458	$128,816	$(75,073)	$113,201

(1)	Represents amounts written off as uncollectible accounts receivable.

6.	Fixed Assets

Fixed assets, at cost, consist of the following:

	December 31,
	2009	2008
Furniture and equipment	$541,847	$634,417
Software	593,714	834,110
Equipment	523,595	883,579
Leasehold improvements	545,249	505,946
Software development costs	219,501	206,816

	2,423,906	3,064,868
Less accumulated depreciation	(770,537)	(1,422,092)

	$1,653,369	$1,642,776

7.	Goodwill and Other Intangible Assets

In December 2009, the Company performed its annual impairment test. This analysis required the input of several critical assumptions, including:

•	Long term earnings and cash flow projections based on the Company’s strategic budgeting process, subject to future revenue growth rates and operating costs.

•	Weighted average cost of capital (WACC), which takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt).

•	The U.S. Treasury 20-year rate was used as the risk free interest rate.

•	Terminal value assumptions are applied to the final year of the discounted cash flow model.

The Company believes the goodwill amounts reflect the value of reporting unit given the recent stabilization in product sales and the Company’s future plans for the product. Based on the calculation using the assumptions above, the fair value of the reporting unit exceeded its carrying value and therefore no impairment was recorded. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of the recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

In December 2008 as part of the Company’s annual impairment test of goodwill, projected decreases in sales indicated a significant decline in the fair value of the Company’s WAFS reporting unit. The Company evaluated the net book value of goodwill within this reporting unit by comparing the fair value of the unit to the related net book value. During the performance of our annual impairment test and in conjunction with our budgeting process, a review of the projected future sales of our WAFS/CDP products showed a significant decrease in expected future revenues. As a result, the Company recorded an impairment loss in 2008 on its goodwill of approximately $5,773,000.

In addition in 2008, the Company determined that the WAFS/CDP software and related patent assets would not provide enough future value to recover the amount recorded in the books. As a result, the Company recorded an impairment loss in 2008 on long-lived assets of approximately $3,244,000.

Intangible assets, net at December 31, 2009 and 2008, consisted of the following:

2009	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Software	5	$1,774,554	$(1,046,134)	$728,420
Customer list	5	180,000	(81,000)	99,000
Patent	18	7,501	(2,449)	5,052

Total		$1,962,055	$(1,129,583)	$832,472

2008	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Software	5	$1,774,554	$(781,254)	$993,300
Customer list	5	180,000	(45,000)	135,000
Patent	18	7,500	(1,800)	5,700

Total		$1,962,054	$(828,054)	$1,134,000

Estimated future amortization of intangible assets is as follows:

Years Ending December 31	Estimated Amortization Expense
2010	$301,532
2011	301,531
2012	226,311
2013	651
2014	651
Thereafter	1,796

Total	$832,472

Acquired intangibles are amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $301,000, $694,000 and $134,000 for the years ended December 31, 2009, 2008, and 2007, respectively. During the fourth quarter of 2008 the Company revised the estimated useful life on its software intangible asset from 10 years to 5 years. This change resulted in an additional $156,000 in amortization expense in 2008.

8.	Stock Options and Stock Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the “Employee’s Plan”), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. During the year ended December 31, 2009, 961,760 stock options were granted and on December 31, 2009, a total of 3,493,327 stock options were outstanding of which 1,605,667 were vested. The exercise price, term and other conditions applicable to each stock option granted under the Employee’s Plan are determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The Employee’s Plan options generally become exercisable over a three-year period (vesting 33%, 33% and 34% per year, respectively) and expire after ten years.

Under the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-term Equity Incentive Plan (the “Director’s Plan”), which was approved by the stockholders and became effective on June 1, 2007, a maximum of 500,000 shares of GlobalSCAPE common stock may be awarded. During the year ended December 31, 2009, no stock options were granted and restricted stock awards for 58,080 shares of common stock were granted. At December 31, 2009, a total of 160,000 stock options were outstanding of which 160,000 were vested and no restricted stock awards were vested. The exercise price, term and other conditions applicable to each stock option granted under the Director’s Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The most recently awarded Director’s Plan options become exercisable over a one-year period and expire after ten years. The fair value of the restricted stock awards is based upon the market value of the underlying common stock as of the date of grant. Restricted stock awards are amortized over their applicable vesting period, one year, using the straight-line method. The Director’s Plan provides that each year, at the first regular meeting of the Board of Directors following the Company’s annual stockholders meeting, each non-employee director shall be granted awards of 20,000 shares of common stock for participation in the Board and Committee meetings during the prior year. The maximum annual award for any one person is 20,000 shares of common stock.

There was approximately $1,021,000, $974,000, and $937,000 of compensation cost related to stock options and restricted stock awards recognized in operating results for the year ended December 31, 2009, 2008, and 2007, respectively.

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

The following table summarizes information about stock option activity through the year ended December 31, 2009.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2006	2,480,640	$1.16	$7.25	$4.34

2007
Granted	456,000	3.45
Forfeitures	135,033	3.07
Exercised	1,067,079	0.64

Outstanding at December 31, 2006	1,734,528	1.94	7.64	6.17

2008
Granted	1,592,500	1.81
Forfeitures	362,034	0.32
Exercised	38,727	3.50

Outstanding at December 31, 2008	2,926,267	1.70	8.31	0

2009
Granted	961,760	1.27
Forfeitures	179,400	2.35
Exercised	55,300	0.77

Outstanding at December 31, 2009	3,653,327	1.57	7.89	1.25

Exercisable at December 31, 2009	1,765,667	1.64	6.68

The weighted average fair value of options granted during the year ended December 31, 2009 was $0.93. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the year ended December 31, 2009 was $25,238. During the year ended December 31, 2009, the amount of cash received from the exercise of stock options was $42,727.

At December 31, 2009, there was $1,687,073 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.01 years. There were 539,808 options that became vested during the year ended December 31, 2009 and the total fair value of these awards was $1,105,298.

The following table shows information about outstanding stock options at December 31, 2009.

Range of Exercise Prices	Options Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.12 - $0.20	165,500	4.74	$0.15	165,500	$0.15
$0.31 - $0.85	843,140	6.93	$0.59	420,400	$0.34
$0.94 - $1.41	691,800	8.50	$1.17	268,150	$1.16
$1.43 - $2.39	1,194,520	9.10	$1.63	289,550	$1.68
$2.50 - $4.10	758,367	7.16	$3.23	622,067	$3.11

9.	Common Stock and Warrants

On November 13, 2006, the Company entered into a securities purchase agreement with accredited investors and granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share. The warrants have a 5-year term and are currently exercisable.

During 2007, the Company issued 35,000 common shares in exchange for warrants for 85,000 shares on a net share settlement for which the Company received no proceeds.

10.	Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Federal	State	Total
2009
Current	$754,410	$(9,364)	$745,046
Deferred	(417,909)	(6,518)	(424,427)

Total	$336,501	$(15,882)	$320,619

2008
Current	$1,020,282	$22,114	$1,042,396
Deferred	(1,402,597)	(20,010)	(1,422,607)

Total	$(382,315)	$2,104	$(380,211)

2007
Current	$1,853,968	$114,054	$1,968,022
Deferred	314,906	0	314,906

Total	$2,168,874	$114,054	$2,282,928

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2009	2008
Deferred tax assets:
Accrued expenses	$3,400	$82,497
Allowance for doubtful accounts	73,878	112,511
Compensation and benefits	52,932	125,977
Share based compensation	526,933	—
Deferred revenue	47,191	—
Other	11,042	—

Total gross deferred tax assets	715,376	320,985

Deferred tax liabilities:
Intangible assets	259,121	373,413
Depreciation	279,814	173,974
Other	—	21,584

Total gross deferred tax liabilities	538,935	568,971

Net deferred tax asset (liability)	$176,441	$(247,986)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of those deductible differences, at December 31, 2009 and 2008.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income rate (34%) to income before income taxes is as follows:

	2009	2008	2007
Taxes computed at federal statutory rate	$584,989	$(2,733,556)	$2,014,564

Increase (decrease) in taxes resulting from:
Goodwill impairment	—	1,962,823	—
Share based compensation	100,431	342,740	325,925
Uncertain tax position	—	89,786	—
Domestic production activities deduction	(52,904)	(83,390)	(38,743)
Research and development credit	—	(647)	(33,323)
State taxes, net of federal benefit	18,689	(5,415)	75,276
Conversion of ISO’s to NQSO	(286,758)	—	—
Other	(43,828)	47,448	(60,771)

Actual tax (benefit) expense	$320,619	$(380,211)	$2,282,928

A reconciliation of our unrecognized tax benefits is as follows:

Balance at January 1, 2008	$—
Additions based on tax positions related to the prior year	89,786

Balance at December 31, 2008	89,786
Additions based on tax positions related to the prior year	—

Balance at December 31, 2009	$89,786

We expect that the full amount of the unrecognized tax benefits disclosed above will be reduced to zero in 2010 due to the lapse of the statute of limitations. We have adopted a policy to record interest and penalty expense related to income taxes as interest and other expense. During 2009, interest and penalty expense paid or accrued related to income taxes totaled $518 and $4,500, respectively. The Company files a federal income tax return and state income tax returns in Delaware, Massachusetts and Texas. The Company is no longer subject to U.S. Federal tax examinations for the years before 2005. Years open to examination for state returns vary based on the jurisdiction. The Company’s tax return for the year ending December 31, 2007 was audited by the Internal Revenue Service during 2009. The audit was completed in January 2010 and no adjustments were required.

11.	Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees with at least six months of service. Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations. The plan provides for employer matching and discretionary contributions, the amounts of which are to be determined annually by the Board of Directors. The Company made contributions to the plan of $42,954, $27,911 and $27,523 for the years ended December 31, 2009, 2008 and 2007, respectively.

12.	Commitments and Contingencies

Minimum rental commitments under operating leases at December 31, 2009, are as follows:

Years Ending December 31
2010	$340,566
2011	345,700
2012	345,820
2013	349,296
2014	349,296
Thereafter	1,554,786

Total	$3,285,464

Operating lease expense amounted to approximately $357,000 in 2009, $410,000 in 2008 and $235,000 in 2007.

Subsequent to year end, GlobalSCAPE was named as one of a number of defendants by Uniloc USA, Inc. and Uniloc (Singapore) Private Limited in a complaint filed in the United States District Court for the Eastern District of Texas Tyler Division for patent infringement of a single U.S. patent. The complaint alleges that GlobalSCAPE infringed on a patent that utilizes a system for activating software products through a registration process. The matter has just been brought forth and, while GlobalSCAPE believes that it has meritorious defenses to plaintiffs’ claims and intends to defend the lawsuit vigorously, it is early in its process and it is not possible to reasonably determine the outcome of this complaint. The Company believes that the likelihood of incurring a loss is remote and therefore no amount has been accrued as of December 31, 2009.

13.	Severance and Restructuring Charges

In November 2008, the Company implemented a restructuring plan for its Andover, Massachusetts operations that resulted in the reduction of six positions as well as the closing of the office space. The Company has completed substantially all restructuring activities, except for the relocation of one employee, and recognized all anticipated restructuring charges as of December 31, 2009. The following table summarized activity related to the Company’s restructuring:

	Employee Costs	Facility Costs	Total
Balance at January 1, 2008	$—	$—	$—
Restructuring charge	171,382	58,558	229,940
Cash payments	(91,598)	(2,698)	(94,296)

Balance at December 31, 2008	79,784	55,860	135,644
Restructuring charge	14,002	15,163	29,165
Cash payments	(83,786)	(71,023)	(154,809)

Balance at December 31, 2009	$10,000	$—	$10,000

14.	Quarterly Financial Information (unaudited)

	Fiscal Year 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$3,240,394	$4,744,990	$4,296,360	$4,169,674
Total operating expenses	$3,482,282	$3,789,219	$3,414,260	$3,977,368
Other income (expense)	$10,419	$(51,839)	$3,252	$(29,565)
Net income (loss) before provision for income taxes	$231,469	$903,932	$885,352	$162,742
Net income (loss)	$(244,442)	$943,258	$575,867	$125,254

Net income (loss) per share:
Basic	$(0.01)	$0.05	$0.03	$0.01
Diluted	$(0.01)	$0.05	$0.03	$0.01
Weighted average shares outstanding
Basic	17,227,371	17,232,642	17,254,138	17,277,118
Diluted	17,227,371	17,712,190	18,243,295	17,844,870

	Fiscal Year 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$4,055,819	$4,213,066	$3,741,456	$3,781,901
Total operating expenses	$3,729,123	$3,688,469	$3,369,761	$13,139,192
Other income (expense)	$30,310	$22,726	$18,899	$22,196
Net income before provision for income taxes	$357,007	$547,323	$390,594	$(9,335,095)
Net income	$151,933	$292,319	$227,207	$(8,331,121)

Net income per share:
Basic	$0.01	$0.02	$0.01	$(0.48)
Diluted	$0.01	$0.02	$0.01	$(0.48)
Weighted average shares outstanding
Basic	17,322,827	17,195,802	17,216,638	17,227,371
Diluted	18,099,028	17,804,464	17,765,178	17,227,371

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

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

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1) Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

•	Balance sheets—December 31, 2009 and 2008

•	Statements of operations—Years ended December 31, 2009, 2008 and 2007

•	Statements of stockholders’ equity—Years ended December 31, 2009, 2008 and 2007

•	Statements of cash flows—Years ended December 31, 2009, 2008 and 2007

•	Notes to financial statements—December 31, 2009 and 2008

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit Number	Description

3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10 filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

Exhibit Number	Description
10.10	Securities Purchase Agreement dated November 13, 2006 by and among GlobalSCAPE, Inc., the Stockholders named in Schedule I thereto and the Purchasers named therein (Filed as Exhibit 10.1 to Form 8-K filed November 17, 2006).

10.11	Form of Common Stock Purchase Warrant (Filed as Exhibit 10.2 to Form 8-K filed November 17, 2006).

*10.12	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.13	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 5, 2007).

*10.14	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.15	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.16	Amended and Restated Executive Employment Agreement by and between the Registrant and James R. Morris, effective as of October 1, 2009 (Filed as Exhibit 10.1 to Form 8-K filed October 2, 2009).

*10.17	Amended and Restated Executive Employment Agreement by and between the Registrant and Craig Robinson, effective as of October 1, 2009 (Filed as Exhibit 10.2 to Form 8-K filed October 2, 2009).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008)

16.1	Letter regarding change in certifying accountant (Filed as Exhibit 16.1 to Form 8-K filed October 16, 2008).

23.1	Consent of Grant Thornton LLP (Filed herewith).

23.2	Consent of PMB Helin Donovan, LLP (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 30, 2010.

GlobalSCAPE, Inc.

By:	/s/ JAMES R. MORRIS
James R. Morris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2010.

Signature	Title

/s/ THOMAS W. BROWN Thomas W. Brown	Chairman of the Board and Director

/s/ DAVID L. MANN David L. Mann	Director

/s/ PHILLIP M. RENFRO Phillip M. Renfro	Director

/s/ FRANK M. MORGAN Frank M. Morgan	Director

/s/ JAMES R. MORRIS James R. Morris	President, Chief Executive Officer, and Director (Principal Executive Officer)

/s/ MENDY MARSH Mendy Marsh	Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)