Form 10-Q
period 2010-03-31
GLOBALSCAPE INC
filed 2010-05-13
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2010

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

As of May 10, 2010, there were 17,686,252 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2010

GlobalSCAPE® , CuteFTP®, and CuteFTP Pro® are registered trademarks of GlobalSCAPE, Inc. Secure FTP ServerTM, Enhanced File Transfer ServerTM, WAFSTM, CDPTM, DMZ GatewayTM, Advanced Workflow EngineTM, AS2TM, AWETM, CuteFTP LiteTM, Mail ExpressTM, CuteSendItTM, and Total Path SecurityTM are trademarks of GlobalSCAPE, Inc. Other trademarks and trade names in this Annual Report are the property of their respective owners.

Part I. Financial Information

Item 1.	Financial Statements

GlobalSCAPE, Inc.

Condensed Balance Sheets

(in thousands except share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,455	$7,026
Short term investments	650	1,205
Accounts receivable (net of allowance for doubtful accounts of $89 and $217 on March 31, 2010 and December 31, 2009, respectively)	2,227	2,162
Federal income tax receivable	—	36
Current deferred tax assets	703	130
Prepaid expenses	194	132

Total current assets	12,229	10,691

Fixed assets, net	1,550	1,653
Investment—CoreTrace	2,278	2,278
Intangible assets, net	757	833
Goodwill	619	619
Deferred tax assets	—	46
Other assets	54	53

Total assets	$17,487	$16,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$376	$316
Accrued expenses	597	764
Income tax payable	557	—
Deferred revenue	4,211	4,071

Total current liabilities	5,741	5,151

Deferred tax liabilities	120	—
Other long term liabilities	1,057	1,080
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,686,252 issued March 31, 2010 and December 31, 2009	18	18
Additional paid-in capital	11,064	10,801
Treasury stock, 403,581 shares, at cost, at March 31, 2010 and December 31, 2009.	(1,452)	(1,452)
Retained earnings	939	575

Total stockholders’ equity	10,569	9,942

Total liabilities and stockholders’ equity	$17,487	$16,173

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2010	2009
Operating Revenues:
Software product revenues	$2,471	$1,947
Maintenance and support	1,942	1,293

Total Revenues	4,413	3,240
Operating Expenses:
Cost of revenues	102	52
Selling, general and administrative expenses	2,909	2,583
Research and development expenses	646	675
Depreciation and amortization	200	172

Total operating expenses	3,857	3,482

Income (loss) from operations	556	(242)
Other (expense) income, net	1	11

Income (loss) before income taxes	557	(231)
Provision for income taxes	193	13

Net Income (Loss)	$364	$(244)

Net income (loss) per common share—basic	$0.02	$(0.01)
Net income (loss) per common share—diluted	$0.02	$(0.01)
Weighted average shares outstanding:
Basic	17,283	17,227
Diluted	17,876	17,227

The accompanying notes are an integral part of these financial statements

GlobalSCAPE, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2009	17,686,252	$18	$10,801	$(1,452)	$575	$9,942

Stock-based compensation expense	—	—	263	—	—	263

Net income	—	—	—	—	364	364

Balance at March 31, 2010	17,686,252	$18	$11,064	$(1,452)	$939	$10,569

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2010	2009
Operating Activities:
Net income (loss)	$364	$(244)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recoveries	(137)	(43)
Depreciation and amortization	200	172
Gain on disposition of assets	—	(1)
Stock-based compensation	263	283
Deferred taxes	(407)	82
Changes in operating assets and liabilities:
Accounts receivable	72	287
Prepaid expenses	(62)	27
Federal income tax	594	(106)
Other assets	(1)	(5)
Accounts payable	60	(57)
Accrued expenses	(167)	(162)
Deferred revenues	113	101
Deferred compensation	—	(216)
Other long-term liabilities	4	5

Net cash provided by operating activities	896	123

Investing Activities:
Proceeds from sale of property and equipment	—	1
Purchase of property and equipment	(22)	(221)
Purchase of short-term investments	(350)	—
Redemption of short-term investments	905	—

Net cash provided by (used in) investing activities	533	(220)
Net increase (decrease) in cash	1,429	(97)
Cash at beginning of period	7,026	6,319

Cash at end of period	$8,455	$6,222

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1	$38

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Financial Statements

Three Months Ended March 31, 2010

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”), founded in April 1996, develops and distributes secure managed file transfer, or MFT, software for individuals and businesses to safely send files over the Internet. We have also developed Wide-Area File Services, or WAFS, collaboration and Continuous Data Protection, or CDP software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN, at WAN and LAN speeds. Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files, and other similar sensitive documents. In addition, these products ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions, and automate processes. Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration, and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners (business-to-business, or “B2B”).

2.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements.” Accordingly, they do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2009 Form 10-K and in this Report.

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

Significant Accounting Policies

There have been no changes in our significant accounting policies during the three months ended March 31, 2010 from those described in our 2009 Form 10-K. Listed below is a condensed version of the Company’s critical accounting policies.

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

License revenue is derived primarily from the licensing of various products and technology. Generally, license revenue is recognized upon delivery of the product, assuming all other conditions for revenue recognition noted above have been met.

The Company also enters into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance and support agreements, for which the related revenue is deferred and recognized ratably over the period of the agreements.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated and deferred for the undelivered items based on vendor specific-objective evidence (“VSOE”). When VSOE of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Deferred revenue consists primarily of the unamortized balance of product maintenance.

Allowance for Doubtful Accounts – We regularly assess the collectability of outstanding customer invoices and, in so doing; we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates and exceed our related loss allowance.

The Company performed a review of the allowance for doubtful accounts during the first quarter of 2010. This evaluation indicated that actual write offs of accounts receivable were significantly lower than previously estimated in the Company’s financial statements. As a result, the Company adjusted the allowance by reducing the percentages applied to aged receivables. The estimated allowance on receivables overdue between 90 and 120 days was reduced from 50% to 10% and the allowance on aged receivables over 120 days was reduced from 100% to 30%. The effect of this change in estimate was to reduce the allowance for doubtful accounts in the first quarter of 2010 by $128,000 and increase income from continuing operations by $90,000, net of taxes, or $0.005 per basic share.

Goodwill and Intangible Assets – Goodwill and certain indefinite-lived assets are not amortized, but are evaluated at least annually for impairment. The determination of whether the carrying value of goodwill and other intangible assets has been impaired requires the Company to make estimates and assumptions about future business trends and growth. If an event occurs that would cause the Company to revise its estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on the Company’s financial condition or results of operations.

Income Taxes – The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Accruals for uncertain tax positions are provided for in accordance with FASB guidance.

Recent Accounting Pronouncements

In October 2009, the FASB amended its guidance regarding the accounting model for revenue arrangements that include both tangible products and software elements. This guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition. This guidance also provides information on how to allocate consideration to deliverables in an arrangement that includes both tangible products and software. This guidance is effective in fiscal years beginning on or after June 15, 2010. We do not expect this guidance to have a material impact on our financial statements.

In October 2009, the FASB amended its guidance regarding revenue recognition on multiple-deliverable arrangements. This guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance also establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third-party evidence is available. This amendment also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This guidance eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also requires the best estimate of selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Finally, this guidance significantly expands the disclosures related to multiple-deliverable revenue arrangements.

This guidance is effective in fiscal years beginning on or after June 15, 2010. We have not yet evaluated the effect of the adoption of this guidance on our financial statements.

3.	Goodwill and Other Intangible Assets

As of March 31, 2010, GlobalSCAPE had goodwill of approximately $619,000 associated with the acquisition of Availl, Inc. in 2006. No events occurred during the three months ended March 31, 2010 that would have been considered a triggering event under current accounting guidance and require an impairment test as of that date.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of March 31, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software	$1,775	$(1,112)	5
Customer list	180	(90)	5
Patent	7	(3)	18

Total	$1,962	$(1,205)

Estimated Amortization Expense
For remainder of 2010		$226
For the Year-ended 12/31/2011		301
For the Year-ended 12/31/2012		226
For the Year-ended 12/31/2013		1
For the Year-ended 12/31/2014		1
Thereafter		2

Total		$757

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $75,000 for each of the three months ended March 31, 2010 and March 31, 2009. No events occurred during the three months ended March 31, 2010 that would have caused the Company to evaluate the need to record an impairment.

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

The Company’s investments currently consist of certificates of deposits with maturities less than one year and an investment in a software company, which is accounted for under the cost method. The current carrying amount of this cost method investment is approximately $2.3 million. The Company believes that the current carrying amount approximates fair value and therefore it has not been evaluated for impairment.

Accounts receivable and accounts payable are reflected in the accompanying financial statements, at cost, which approximate fair value because of their short term maturity.

5.	Stock-Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors.

Approximately $263,000 and $283,000 of compensation cost related to stock options and restricted stock awards were recognized in operating results in the three months ended March 31, 2010 and 2009, respectively.

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

	Three-months ended March 31, 2010	Three-months ended March 31, 2009
Expected volatility	82%	94%
Expected annual dividend yield	0	0
Risk free rate of return	2.6%	1.8%
Expected option term (years)	5	6

The following table summarizes information about stock option activity for the three months ended March 31, 2010:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2009	3,653,327	$1.57	7.89	$1.25
Granted	30,000	1.52
Exercised	—	0.00
Forfeited	20,700	2.07

Outstanding at March 31, 2010	3,662,627	$1.57	7.62	$1.08

Exercisable at March 31, 2010	1,950,622	$1.64	6.65	$0.82

The weighted average fair value of options granted during the three months ended March 31, 2010 was $1.01. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2010 was $0. During the three months ended March 31, 2010, the amount of cash received from the exercise of stock options was $0.

At March 31, 2010, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.82 years.

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

The following table summarizes information about stock awards activity for the three months ended March 31, 2010:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2009	58,080	1.24
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2010	58,080	$1.24

At March 31, 2010, there was approximately $13,000 of total unrecognized compensation cost related to stock awards which is expected to be recognized over a weighted-average period of 2 months.

6.	Common Stock and Warrants

On November 13, 2006, the Company entered into a securities purchase agreement with accredited investors and granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share. The warrants have a 5-year term and are currently exercisable.

During 2007, the Company issued 35,000 common shares in exchange for warrants for 80,000 shares on a net share settlement for which the Company received no proceeds. As of March 31, 2010, there are 1,272,000 warrants outstanding.

7.	Earnings per Common Share

The components of earnings per share are as follows (in thousands except per share amounts):

	Three months ended March 31,
	2010	2009
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$364	$(244)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	17,283	17,227

Dilutive potential common shares
Stock options and awards (1)	593	—
Common stock warrants (2)	—	—
Denominator for dilutive earnings per share	17,876	17,227
Net income (loss) per common share	$0.02	($0.01)
Net income (loss) per common share—diluted	$0.02	($0.01)

(1)	For the three months ended March 31, 2010, 797,855 options were not included in dilutive shares, as the effect would have been anti-dilutive. For the three months ended March 31, 2009, 1,827,867 options were not included in dilutive shares, as the effect would have been anti-dilutive.

(2)	For the three months ended March 31, 2010 and 2009, 1,272,000 warrants were not included in dilutive shares, as the effect would have been anti-dilutive.

8.	Severance and Restructuring Charges

In November 2008, the Company implemented a restructuring plan for its Andover, Massachusetts operations that resulted in the reduction of six positions as well as the closing of the office space. The Company has completed substantially all restructuring activities, except for the relocation of one employee, and recognized all anticipated restructuring charges as of March 31, 2010.

The following table summarized activity related to the Company’s restructuring (in thousands):

	Employee Costs	Facility Costs	Total
Balance at December 31, 2009	$10	$—	$10
Restructuring charge	0	0	0
Cash payments	(10)	0	(10)

Balance at March 31, 2010	$—	$—	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2009 Form 10-K and other documents filed with the Securities and Exchange Commission. GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

Overview

We develop and distribute software and hosted solutions, and provide associated services, for individuals and businesses to securely exchange information over the Internet and within other network environments. Our software is used worldwide across a wide range of industries, including U.S. and foreign government organizations. Through the end of 2009, we had distributed over 2 million software licenses to our customer base which includes individual consumers, small to medium-sized businesses, and some of the largest corporations in the world, including 95 of the Fortune 100.

Our solution portfolio facilitates delivery of critical information such as financial data, medical records, customer files, and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements. In addition, these solutions ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions, and automate processes. Our products also provide data replication, acceleration of file transfer, sharing/collaboration, and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners. We believe the secure information exchange aspects of our MFT products provide a basis for us to address customer needs in adjacent markets such as business to business (B2B), data loss prevention, and endpoint security where our MFT solutions may be directly applicable or interoperate with other products offered by partners, acquired by GlobalSCAPE, or developed internally. Our capabilities have evolved from personal and server-based filed transfer software to include managed e-mail attachment and software-as-a-service, or SaaS, information sharing solutions. We have also developed Wide Area File Services (WAFS), and Continuous Data Protection (CDP) software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks (WAN and LAN), at WAN and LAN speeds.

The following is a brief description of our products and solutions:

File Management Products — Our file management products are best known for the “CuteFTP” product line. They primarily consist of products that help users securely move and copy files on the Internet. Some of our products encrypt the transfers for security using technology similar to a Web browser. A substantial portion of our revenues are derived from licensing our server and client-based file management products. Our file management product line includes Enhanced File Transfer (EFT Server), CuteFTP Pro, CuteFTP Home, CuteFTP Lite and CuteFTP Mac Pro. During the first quarter of 2010, we continued to enhance our enterprise file management solutions, releasing a multi-platform version of our DMZ Gateway application. The multi-platform DMZ Gateway product operates on Windows and Unix/Linux-based systems, broadening the already considerable market reach of EFT Server.

Wide-Area File Services and Continuous Data Protection Products — Our WAFS products provide a file sharing, collaboration, and replication solution over multiple sites. WAFS enables total file concurrency across multiple servers deployed around the world by mirroring changes made to data on any server across all other servers. By keeping all data updated on each location’s file server, each site has instant access to the very latest version. WAFS efficiently utilizes network bandwidth by intelligently communicating only compressed and encrypted file changes between locations. CDP can be added to WAFS to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities but doesn’t compromise data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots.

Managed E-mail Attachment Solutions — Our managed e-mail attachment solution, Mail Express, addresses the needs of businesses that prefer to use their legacy e-mail infrastructure to deliver and manage e-mail attachments. E-mail traditionally has been ill-suited for delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than even 10 or 20 MB. The Mail Express solution allows delivery of multi-GB files as e-mail attachments by seamlessly replacing the attachments with links to the files. This approach can ease the load on the e-mail infrastructure and the long-term storage requirements associated with e-mail attachments. Mail Express also allows enhanced tracking and auditing of the file attachments through read receipts and log files.

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

Endpoint Security — Endpoint security solutions include antivirus, anti-spyware, application whitelisting, data and file encryption, and other product categories. Whitelisting is a relatively new entrant into this security market. Unlike traditional “blacklisting” solutions which rely on detecting and defeating millions of malicious software applications and unique malware executables, whitelisting allows users to lock servers, personal computers, and other devices into a known, trusted state and allows only approved applications to run. In December 2009, we announced a strategic investment in CoreTrace Corporation, a privately held software company based in Austin, Texas. CoreTrace develops and sells a leading enterprise application whitelisting solution, BOUNCER by CoreTrace™. In 2010, we entered into a reseller agreement with CoreTrace for this product.

Outlook

We believe that the future success of our business will be dependent upon our ability to:

•	continue enhancing our existing solutions;

•	expand our solution portfolio, including into adjacent markets;

•	increase our market visibility and recognition;

•	increase government sales;

•	increase channel sales; and

•	access capital markets.

Continue Enhancing and Developing Our Existing Solutions. Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have in the past incurred, and we believe that we will continue to incur, significant research and development expenses as we strive to remain competitive. Innovation, new product development, and go-to-market activities involve a significant commitment of time and resources and are subject to a number of risks and challenges. We have focused on enhancing our leadership and implementing strong internal processes to guide development and go-to-market activities and mitigate the associated risks.

Expand our Solution Portfolio. The Company’s primary market is for managed file transfer products. According to Gartner, this is a $450 million per year market which is growing 21% to 26% year over year. This market is significantly smaller than potential adjacent markets. However, our entry into such markets will require that we effectively define and then develop, acquire, or partner for viable solutions applicable to these markets. We also must market, sell, and support these solutions effectively. Each of these success factors has inherent risks due to, for example, our limited corporate expertise in the adjacent markets and the possibility that the specific buyers of solutions in these adjacent markets may be different from the buyers with whom we interact throughout our current MFT sales cycle. In addition, entry into these markets will require investments that may adversely impact our financial results. To mitigate these risks, we are leveraging the skills and experience of our executive leadership and the capabilities provided by outside consultants, including our marketing firm and individual contractors.

We intend to continue using strategic partnerships or acquisitions as necessary to further enhance our solution portfolio, expand our sales channels, and enter adjacent markets. For example, during 2009, we announced a partnership with Carahsoft Technology Corporation, a government IT solutions provider with headquarters in Reston, Virginia. Carahsoft added GlobalSCAPE’s solutions to its General Services Administration (GSA) Schedule and provided proactive sales and marketing support to drive demand for GlobalSCAPE’s solutions within the federal, state, and local government markets. With the Carahsoft partnership, government-wide customers can order GlobalSCAPE solutions directly from the Carahsoft GSA Schedule or through the GSA Advantage!® online shopping and ordering system. Our largest single contract in 2009, a $2.7 million order from the U.S. Army, was processed using the Carahsoft GSA Schedule. During the first quarter, we signed a partner agreement with Rackspace Hosting Inc (“Rackspace”). San Antonio based Rackspace is a global leader in web hosting cloud system infrastructure services. The current partner agreement allows us to resell Rackspace’s services to our customer base. Also, we are working with Rackspace to identify and define other mutual business opportunities. In addition, as mentioned above we have entered into a reseller agreement with CoreTrace to resell their BOUNCER solution.

Increase Our Market Visibility. In order to grow our business, we believe that we must increase the recognition of GlobalSCAPE as a provider of secure information exchange solutions. We have continued to increase our market visibility through marketing communication activities such as press releases and media outreach. We also have achieved substantial market recognition, in the form of certifications, validations, and analyst ranking, for our continued development of secure information exchange solutions. For example, we have received Federal Information Processing Standards (“FIPS”) 140-2 validation of the GlobalSCAPE Cryptographic Module embedded in Enhanced File Transfer Server. Enhanced File Transfer Server version 6 and the latest version of CuteFTP Pro also received the Certificate of Networthiness (“CoN”) from the U.S. Army Network Technology Command (“NETCOM”) during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions. Overall, we have a very strong combination of capabilities which led to Gartner’s retaining GlobalSCAPE in the market leader quadrant of the Magic Quadrant for Managed File Transfer during 2009. We believe our solutions will continue to provide the best-value for businesses seeking to establish or enhance their secure information exchange capabilities.

We continue to receive other significant recognition, in addition to analyst ranking and technical certifications and validations. During the first quarter of 2010, we announced that Network Products Guide, the industry’s leading information technology research and advisory guide, has named EFT Server a winner of the 2010 Product Innovation Awards for Managed File Transfer. Previously, during 2009, we were named to Deloitte’s Technology Fast 500, a ranking that recognizes the fastest growing technology, media, telecommunications, life sciences, and clean technology companies in North America on the basis of five-year revenue growth. We also were ranked among the top 50 workplaces in San Antonio for 2009 by the San Antonio Express-News. The full list and ranking were noted in the Express-News Special Edition Top Workplaces 2009 publication on October 11, 2009. The 50 companies were selected on the basis of a comprehensive analysis conducted by Workplace Dynamics, LLC, in a survey of employees throughout San Antonio. Qualities measured include company leadership, compensation and training, workplace flexibility, and diversity. In addition, we received a Technology Superstar Award from the

SATAI Network, a technology acceleration and commercialization foundation based in San Antonio. The annual Technology Superstar Award recognizes companies that are poised to become leaders in the South Texas technology community.

Increase Government Sales. Sales to the U.S. Government have become an important aspect of our business. We intend to increase our government sales by leveraging our presence with the Department of Defense, expanding the number of our channel partners such as Carahsoft, and by positioning the Company to work with large system integrators. We also will continue to seek additional sales to federal agencies which are required to meet Small Business Administration goals. Under SBA auspices, 23% of government business is set aside for “small business” concerns, like GlobalSCAPE, as defined by government-specified size standards.

Government contracts typically have a long sales cycle and the funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. In addition, U.S. Government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. However, we have been successful in winning multiple, large government contracts and intend to continue pursuing these and other more recurring government business. Partners such as Carahsoft may be instrumental in our continued success in this area.

Increase Channel Sales. We derive approximately one third of our revenue through sales channels. However, much of this channel revenue results from sales engagements where GlobalSCAPE identifies a prospective customer, leads the sales process, and then works closely with a channel partner to complete and process the order. As part of our broader sales strategy, we are working to transition from the historical high-touch channel sales model to a lower-touch approach through which we will identify, train, provision, and support channel partners in multiple territories worldwide. These channel partners then will contribute to expanding our global sales presence and driving further adoption of our solutions in their respective territories.

In parallel with this channel sales focus, we will continue to align and equip our sales force to deliver increased direct sales while also mitigating possible channel conflict which is a potential risk inherent in channel sales programs. Our investments in equipping channel partners also will require balancing investments in other areas.

Access Capital Markets. We have an impressive history of strong financial performance. Our primary sources of capital have been cash flow from operations and cash on hand. However, our potential entry into adjacent markets or accelerated growth within our current market may require additional capital. If an acquisition or other opportunity requiring a significant capital investment were to arise, we would likely be required to seek capital from external sources such as a commercial bank or other lender or the sale of debt or equity securities. There is no assurance that such external capital will be available to us on acceptable terms or at all. In addition, in the event such capital were debt, we would be required to utilize a portion of our cash flow from operations for debt service and would also likely be required to comply with financial covenants which could limit our ability to continue to grow our business.

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over 22 of the last 24 quarters. At March 31, 2010, the Company had net working capital of $6.5 million. The primary component of current liabilities at March 31, 2010 was $4.2 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At March 31, 2010, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products, or businesses. At March 31, 2010, we had $9.1 million of cash and short-term investments.

Our cash and short-term investments currently allow us to operate from a position of financial strength. However, because our principal sources of capital are cash on hand, short term investments and cash flow from operations, if our sales were to decline, our available capital would also decline. If sales decline significantly or if our liquidity is otherwise under duress, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Net cash provided by operating activities for the three months ended March 31, 2010 and 2009 was approximately $896,000 and $123,000, respectively. The increase in 2010 was largely due to net income during the period versus a net loss and the non-recurrence in 2010 of a deferred compensation payout of $216,000 during the first quarter of 2009.

Net cash provided by (used in) investing activities for the three months ended March 31, 2010 and 2009 was approximately $533,000 and ($220,000), respectively. Cash used in investing activities for 2009 was for additional furniture and fixtures and leasehold improvements as we made renovations to our office space. Cash provided by investing activities for 2010 was from short-term investment redemptions.

There was no cash provided by or used in financing activities for the three months ended March 31, 2010 and 2009.

Contractual Obligations

There have been no significant changes in our contractual obligations during the three months ended March 31, 2010 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2009 Form 10-K. Our obligations mainly consist of the lease on our office space and leases on equipment.

Comparison of the Three Months ended March 31, 2010 and 2009 ($ in thousands)

	Three Months ended March 31,
	2010	2009	$ Change	% Change
Total revenues	$4,413	$3,240	1,173	36.20%
Cost of revenues	102	52	50	96.15%
Selling, general and administrative expenses	2,909	2,583	326	12.62%
Research and development expenses	646	675	(29)	-4.30%
Depreciation and amortization	200	172	28	16.28%

Total operating expense	3,857	3,482	375	10.77%

Income (loss) from operations	556	(242)	798
Other (expense) income	1	11	(10)	-90.91%
Income tax expense	193	13	180	1384.62%

Net income (loss)	$364	$(244)	608

Revenue. We derive revenues primarily from software sales. Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of maintenance and support agreements. For the three months ended March 31, 2010, total revenues increased by approximately $1.2 million or 36.2% from the same quarter in 2009. Revenues increased largely due to a significant increase in the number of software licenses sold and increased sales of maintenance and support.

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Three Months ended March 31,
Product	2010		2009
EFT Server Enterprise	$2,455	55.6%	$1,635	50.5%
EFT Server	864	19.6%	654	20.2%
CuteFTP Professional	284	6.4%	364	11.2%
CuteFTP Home	84	1.9%	148	4.6%
Wide Area File Services	530	12.0%	421	13.0%
Continuous Data Protection	16	0.4%	6	0.2%
All Others	180	4.1%	12	0.4%

Total Operating Revenues	$4,413	100.0	$3,240	100.0

Maintenance and support	$1,942	44.0%	$1,293	39.9%

Sales of our EFT Server Enterprise and EFT Server products increased by approximately $1 million or 45% for the quarter. These products represented approximately 75.2% of our total revenues in the three months ending March 31, 2010 as compared to 70.7%, in the same period in 2009. The increase in EFT Server revenues was largely due to an increase in the number of units sold, particularly the number of modules, as well as improved economic conditions. With the release of EFT Server 6.0 in March of 2009, customers were able to purchase additional individual modules. With this flexibility, customers of the lower-end EFT Server product were able to purchase modules which were not available in previous versions.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $144,000 or 28.1% in the quarter ended March 31, 2010, as compared to the same period in 2009, and accounted for approximately 8.3% and 15.8% of total revenues for the three months ended March 31, 2010 and 2009, respectively. This decline continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets.

Sales of our WAFS and CDP software increased by $119,000 or 27.9% for the quarter. The WAFS and CDP products are largely used by architecture, engineering, and construction firms to transfer large files between offices. These firms were significantly affected by the economic recession, and as a result sales of WAFS and CDP software decreased drastically at the beginning of 2009 as companies cut spending. With some recovery in the economy and the release of WAFS version 3.6.1 in June, 2009, sales have increased through the end of the first quarter of 2010. These products accounted for approximately 12.4% of total revenue for the first quarter of 2010 compared to 13.2% for the same period in 2009.

Because of the more complex and business-critical nature of the EFT Server, EFT Server Enterprise, WAFS, and CDP products, purchasers require increased maintenance and support. Our maintenance and support revenues for the quarter increased by 50.2% compared to the same period in 2009. Approximately $155,000 of the maintenance and support revenue for the quarter was related to the sale to the U.S. Army in April 2009, which will continue into 2012. As our enterprise products continue to become a larger portion of our total revenues, maintenance and support revenues will also likely continue to increase. Maintenance and support revenue, therefore, should represent a higher proportion of our total revenue as more enterprise product customers purchase support compared to our consumer product customers. Maintenance and support pricing is reflective of the license cost of the products and the additional support needed to maintain and support the products and customers. With higher maintenance and support sales, we currently recognize additional deferred revenue and earn the revenue over the term of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, and production, packaging, and shipping costs for boxed copies of software products. The increase in cost of revenues was largely due to an increase in royalties of approximately $41,000. This increase was due to increased sales of the new AWE module, which was released in February 2009.

Selling, General and Administrative. Selling, general, and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, facility costs, bad debt, and professional fees. Selling, general, and administrative expenses as a percentage of revenue were 66% in the first quarter of 2010 as compared to 79% in the same period last year. The net increase in selling, general, and administrative expenses of approximately $326,000 or 12.6% was caused by several items: salaries and wages and related payroll taxes, commission expense, bonus expense, recruiting expense, and legal fees. These increases were offset by decreases in a handful of other accounts. The decreases were largely due to a change in estimate, increased efficiency, and a change in timing of expenses. Accounts with notable decreases were accounting professional fees, advertising expense, and bad debt.

The approximate $240,000 increase in salaries and wages was due to an overall increase in staffing of 7 additional people since the first quarter of 2009. Commissions increased by approximately $135,000 due to an increase in sales. Bonus expense increased by $95,000 when compared to the first quarter of 2009 because we currently accrue full bonuses, as compared to accrual of partial bonuses in 2009. Recruiting expense increased by approximately $36,000 because we used recruiters for the hiring of two software engineers. Legal fees increased by approximately $20,000 due to increased trademark and other intellectual property work and the ongoing Uniloc litigation.

Accounting professional fees for the three months ended March 31, 2010 decreased approximately $44,000 because of the timing of audit work being performed by the auditors in the first quarter of 2009 relative to 2010 and there was additional analysis performed regarding goodwill impairment in 2009 that did not recur in 2010. Advertising expense decreased by approximately $114,000 due to the continued optimization of Google search ads. We have reduced the amount that we spend on search terms without affecting the amount of sales leads that are generated by the search results. The reduction in bad debt expense of approximately $94,000 as compared to the same period in 2009 was primarily due to a change in the reserve rates. Based on the amount of receivables actually written off as uncollectible in 2009, we determined that our estimates were too high since with concentrated effort we are able to collect a significant portion of our receivables. In addition, the worldwide economic conditions have improved and customers are paying on a more timely basis. Receivables aged over 90 days decreased by 29% in the first quarter of 2010 as compared to the same period in 2009.

Research and Development. The decrease in research and development expenses of approximately $29,000 was mainly due to a decrease of approximately $16,000 in salaries and wages and a decrease of $13,000 in bonuses. Both of these decreases were related to a role change for one member of our management team who moved into a sales role in October 2009. His compensation was formerly reported within research and development, but is now reported within selling, general, and administrative expenses. His bonus plan also has been replaced with commissions.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization combined has remained relatively stable between the years with an increase of only $28,000. This increase was largely due to property additions in 2009.

Other Income (Expense), net. The other income/expense mainly consists of interest income in the first quarter of 2010 and interest income and a gain on fixed assets in the first quarter of 2009.

Income Taxes. Our effective tax rates were 34.6 % and (5.6)% for the three months ended March 31, 2010 and 2009, respectively. The increase in 2010 was largely due to the net income realized in the first quarter of 2010 versus the net loss realized in the first quarter of 2009. For 2010, the most significant item that affected our effective income tax rate relates to the deduction for domestic production activities (“DPAD”) and was offset by non-deductible incentive stock option expense. The rate on the DPAD deduction increased from 6% to 9% in 2010. For 2009, the most significant item that affected our income tax rate related to incentive stock option expense which was non-deductible.

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

During the three months ended March 31, 2010, approximately 33% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

GlobalSCAPE was named as one of a number of defendants by Uniloc USA, Inc. and Uniloc (Singapore) Private Limited in a complaint filed in the United States District Court for the Eastern District of Texas Tyler Division for patent infringement of a single U.S. patent. The complaint alleges that GlobalSCAPE infringed on a patent that utilizes a system for activating software products through a registration process. The matter has just been brought forth and, while GlobalSCAPE believes that it has meritorious defenses to plaintiff’s claims and intends to defend the lawsuit vigorously, it is early in its process and it is not possible to reasonably determine the outcome of this complaint.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2009 Form 10-K which could materially affect our business, financial condition or future results. The risks described in our 2009 Form 10-K are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

May 13, 2010	By:	/s/ Mendy Marsh
Date		Mendy Marsh
Vice President and Chief Financial Officer (Principal Accounting Officer)