Form 10-Q
period 2010-06-30
GLOBALSCAPE INC
filed 2010-08-12
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of August 12, 2010, there were 17,478,101 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2010

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

Part I. Financial Information

Item 1.	Financial Statements

GlobalSCAPE, Inc.

Condensed Balance Sheets

(in thousands except share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,132	$7,026
Short term investments	350	1,205
Accounts receivable (net of allowance for doubtful accounts of $130 and $217 on June 30, 2010 and December 31, 2009, respectively)	2,879	2,162
Federal income tax receivable	—	36
Current deferred tax assets	777	130
Prepaid expenses	193	132

Total current assets	13,331	10,691

Fixed assets, net	1,437	1,653
Investment—CoreTrace, at cost	2,278	2,278
Intangible assets, net	682	833
Goodwill	619	619
Deferred tax assets	—	46
Other assets	42	53

Total assets	$18,389	$16,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$307	$316
Accrued expenses	969	764
Income tax payable	355	—
Deferred revenue	4,589	4,071

Total current liabilities	6,220	5,151

Deferred tax liabilities	63	—
Other long term liabilities	1,084	1,079
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 17,881,682 and 17,686,252 issued June 30, 2010 and December 31, 2009	18	18
Additional paid-in capital	11,383	10,801
Treasury stock, 403,581 shares, at cost, at June 30, 2010 and December 31, 2009	(1,452)	(1,452)
Retained earnings	1,073	576

Total stockholders’ equity	11,022	9,943

Total liabilities and stockholders’ equity	$18,389	$16,173

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Operating Revenues:
Software product revenues	$2,595	$3,218	$5,224	$5,165
Maintenance and support	1,871	1,527	3,654	2,820

Total Revenues	4,466	4,745	8,878	7,985
Operating Expenses:
Cost of revenues	144	75	246	127
Selling, general and administrative expenses	3,213	2,846	6,122	5,429
Research and development expenses	725	690	1,371	1,365
Depreciation and amortization	199	178	399	350

Total operating expenses	4,281	3,789	8,138	7,271

Income from operations	185	956	740	714
Other income (expense), net	4	(52)	5	(41)

Income before income taxes	189	904	745	673
Provision for income tax expense (benefit)	55	(39)	248	(26)

Net Income	$134	$943	$497	$699

Net income per common share—basic	$0.01	$0.05	$0.03	$0.04
Net income per common share—diluted	$0.01	$0.05	$0.03	$0.04
Weighted average shares outstanding:
Basic	17,354	17,233	17,318	17,230
Diluted	18,021	17,712	17,934	17,683

The accompanying notes are an integral part of these financial statements

GlobalSCAPE, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Earnings	Total

	Shares	Amount
Balance at December 31, 2009	17,686,252	$18	$10,801	$(1,452)	$576	$9,943

Shares issued upon exercise of stock options	137,350	0	37			37
Tax benefit from stock-based compensation			49			49
Stock-based compensation expense	—	—	481	—	—	481
Restricted stock activity	58,080	0	15			15

Net income	—	—	—	—	497	497

Balance at June 30, 2010	17,881,682	$18	$11,383	$(1,452)	$1,073	$11,022

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2010	2009
Operating Activities:
Net income	$497	$699
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recoveries	(81)	(41)
Depreciation and amortization	399	350
Loss on disposition of assets	52	53
Stock-based compensation	481	541
Deferred taxes	(538)	(284)
Excess tax benefit from vested restricted stock	15	—
Excess tax benefit from exercise of stock options	48	—
Changes in operating assets and liabilities:
Accounts receivable	(636)	236
Prepaid expenses	(61)	11
Federal income tax	344	58
Other assets	11	(4)
Accounts payable	(9)	(213)
Accrued expenses	205	74
Deferred revenues	518	1,956
Deferred compensation	—	(216)
Other long-term liabilities	5	10

Net cash provided by operating activities	1,250	3,230

Investing Activities:
Proceeds from sale of property and equipment	—	1
Purchase of property and equipment	(85)	(466)
Purchase of short-term investments	(350)	(1,405)
Redemption of short-term investments	1,205	—

Net cash provided by (used in) investing activities	770	(1,870)
Financing Activities:
Proceeds from exercise of stock options	37	6
Tax benefit from stock-based compensation	49	—

Net cash provided by financing activities	86	6
Net increase in cash	2,106	1,366
Cash at beginning of period	7,026	6,319

Cash at end of period	$9,132	$7,685

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$374	$162

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Financial Statements

Six Months Ended June 30, 2010

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”), founded in April 1996, develops and distributes secure managed file transfer, (“MFT”), software for individuals and businesses to safely send files over the Internet. We have also developed Wide-Area File Services (“WAFS”), collaboration and Continuous Data Protection (“CDP”), software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN, at WAN and LAN speeds.

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

We deliver these capabilities to individuals and businesses through on-premises and hosted solutions, including a range of implementation, customization, and training services. On-premises solutions provide software that is activated for use at the customer location. Hosted solutions deliver the product capabilities using software and hardware installed and maintained from GlobalSCAPE or partner locations such as Rackspace Hosting, Inc. data centers.

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

Significant Accounting Policies

There have been no changes in our significant accounting policies during the six months ended June 30, 2010 from those described in our 2009 Form 10-K. Listed below is a condensed version of the Company’s critical accounting policies.

Revenue Recognition – The Company markets and distributes software products; revenue is recognized when the following conditions have been met:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred or services have been rendered;

•	There is a fixed or determinable amount; and

•	Collection is reasonably assured

If the Company determines that any one of the four criteria is not met, we will defer recognition of revenue until all the criteria are met.

License revenue is derived primarily from the licensing of various products and technology. Generally, license revenue is recognized upon delivery of the product, assuming all other conditions for revenue recognition noted above have been met.

The Company also enters into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance and support agreements, for which the related revenue is deferred and recognized ratably over the term of the agreements. In any given period if the amount of revenue that is deferred, which is equal to the total of that period’s maintenance and support sales, is greater than the amount recognized, then revenue will decrease and vice versa.

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

Allowance for Doubtful Accounts – We regularly assess the collectability of outstanding customer invoices and, in so doing, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates and exceed our related loss allowance.

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

Recent Accounting Pronouncements

In October 2009, the FASB amended its guidance regarding the accounting model for revenue arrangements that include both tangible products and software elements. This guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition. This guidance also provides information on how to allocate consideration to deliverables in an arrangement that includes both tangible products and software. This guidance is effective in fiscal years beginning on or after June 15, 2010. We have evaluated the effect of the adoption of this guidance as of June 30, 2010, and determined that it had no effect on our financial statements.

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

This guidance is effective in fiscal years beginning on or after June 15, 2010. We have evaluated the effect of the adoption of this guidance as of June 30, 2010, and determined that it had no effect on our financial statements.

3.	Goodwill and Other Intangible Assets

As of June 30, 2010, GlobalSCAPE had goodwill of approximately $619,000 associated with the acquisition of Availl, Inc. in 2006. No events occurred during the six months ended June 30, 2010 that would have been considered a triggering event under current accounting guidance and require an impairment test as of that date.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of June 30, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software	$1,775	$(1,178)	5
Customer list	180	(99)	5
Patent	7	(3)	18

Total	$1,962	$(1,280)

Estimated Amortization Expense
For remainder of 2010		$151
For the Year-ended 12/31/2011		301
For the Year-ended 12/31/2012		226
For the Year-ended 12/31/2013		1
For the Year-ended 12/31/2014		1
Thereafter		2

Total		$682

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $151,000 for each of the six months ended June 30, 2010 and June 30, 2009. No events occurred during the six months ended June 30, 2010 that would have caused the Company to evaluate the need to record an impairment.

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

The Company’s investments currently consist of certificates of deposits with maturities less than one year and an investment in a software company, which is accounted for under the cost method. The current carrying amount of this cost method investment is approximately $2.3 million. The Company believes that the current carrying amount approximates fair value and has not evaluated it for impairment as there have been no indicators that would indicate the value of the investment has declined below cost.

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

Approximately $481,000 and $541,000 of compensation cost related to stock options and restricted stock awards were recognized in operating results in the six months ended June 30, 2010 and 2009, respectively.

In June 2010, GlobalSCAPE’s stockholders approved the GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan (“2010 EIP”). The 2010 EIP authorizes the issuance of up to 3 million shares of common stock for stock-based incentives including stock options and restricted stock awards. The exercise price, term and other conditions applicable to each stock option or stock award granted under the 2010 EIP are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The stock options will expire after ten years.

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

	Three-months ended June 30, 2010	Six-months ended June 30, 2010
Expected volatility	83%	83%
Expected annual dividend yield	0	0
Risk free rate of return	2.6%	2.6%
Expected option term (years)	5	5

The following table summarizes information about stock option activity for the six months ended June 30, 2010:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2009	3,653,327	$1.57	7.89	$1.25
Granted	205,000	1.47
Exercised	137,350	0.27
Forfeited	82,750	1.54

Outstanding at June 30, 2010	3,638,227	$1.61	7.57	$4.00

Exercisable at June 30, 2010	1,862,372	$1.77	6.55	$1.93

The weighted average fair value of options granted during the six months ended June 30, 2010 was $0.96. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2010 was $183,000. During the six months ended June 30, 2010, the amount of cash received from the exercise of stock options was $37,000.

At June 30, 2010, there was approximately $1.4 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.77 years.

Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan allows for the issuance of either stock options or restricted stock awards. Restricted stock awards for 53,420 and 58,080 were granted in accordance with the terms of the plan in June 2010 and 2009, respectively.

The fair value of stock awards is based upon the market price of the underlying common stock as of the date of grant. Stock awards are amortized over their applicable vesting period, one year, using the straight-line method.

The following table summarizes information about stock awards activity for the six months ended June 30, 2010:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2009	58,080	$1.24
Granted	53,420	2.01
Vested	58,080	1.24
Forfeited	—	—

Nonvested balance at June 30, 2010	53,420	$2.01

At June 30, 2010, there was approximately $99,000 of total unrecognized compensation cost related to stock awards which is expected to be recognized over a weighted-average period of 11 months.

6.	Warrants

On November 13, 2006, the Company entered into a securities purchase agreement with accredited investors and granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share. The warrants have a 5-year term and are currently exercisable.

During 2007, the Company issued 35,000 common shares in exchange for warrants for 80,000 shares on a net share settlement for which the Company received no proceeds. As of June 30, 2010, there are 1,272,000 warrants outstanding.

7.	Earnings per Common Share

The components of earnings per share are as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerators
Numerators for basic and diluted earnings per share:
Net income (loss)	$134	$943	$497	$699

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	17,354	17,233	17,318	17,230

Dilutive potential common shares
Stock options and awards (1)	667	480	616	453
Common stock warrants (2)	—	—	—	—
Denominator for dilutive earnings per share	18,021	17,712	17,934	17,683
Net income (loss) per common share	$0.01	$0.05	$0.03	$0.04
Net income (loss) per common share—diluted	$0.01	$0.05	$0.03	$0.04

(1)	For the three and six months ended June 30, 2010, 426,196 and 588,216 options were not included in dilutive shares, as the effect would have been anti-dilutive. For the three and six months ended June 30, 2009, 2,123,367 and 2,223,367 options were not included in dilutive shares, as the effect would have been anti-dilutive.

(2)	For the three and six months ended June 30, 2010, no warrants were included in dilutive shares, as the effect would have been anti-dilutive. For the three and six months ended June 30, 2009, no warrants were included in dilutive shares, as the effect would have been anti-dilutive.

8.	Severance and Restructuring Charges

In November 2008, the Company implemented a restructuring plan for its Andover, Massachusetts operations that resulted in the reduction of six positions as well as the closing of the office space. The Company has completed all restructuring activities and paid the remaining $10,000 of employee costs in early 2010.

The following table summarized activity related to the Company’s restructuring (in thousands):

Employee Costs
Balance at December 31, 2009	$10
Cash payments	(10)

Balance at June 30, 2010	$—

9.	Commitments and Contingencies

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

Our solution portfolio facilitates delivery of critical information such as financial data, medical records, customer files, and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements. In addition, these solutions ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions, and automate processes. Our products also provide data replication, acceleration of file transfer, sharing/collaboration, and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners. We believe the secure information exchange aspects of our managed file transfer (“MFT”) products provide a basis for us to address customer needs in adjacent markets such as business to business (“B2B”), data loss prevention, and endpoint security where our MFT solutions may be directly applicable or interoperate with other products offered by partners, acquired by GlobalSCAPE, or developed internally.

Our capabilities have evolved from personal and server-based filed transfer software to include managed e-mail attachment and software-as-a-service, or SaaS, information sharing solutions. We have also developed Wide Area File Services (“WAFS”), and Continuous Data Protection (“CDP”) software which further enhance the ability to share and backup files within the infrastructure of a company’s wide and local area networks (“WAN” and” LAN”), at WAN and LAN speeds. Most recently, in the second quarter of 2010, we announced our newest solution offering that integrates our Enhanced File Transfer Server (“EFT Server”) with hosting infrastructure provided by Rackspace Hosting, Inc. (“Rackspace”). The resulting Managed Information Xchange, (“MIX”) solution is the initial offering released as part of the newly formed GlobalSCAPE Managed Solutions line of business.

The following is a brief description of our products and solutions:

File Management Products — Our file management products are best known for the “CuteFTP” product line. They primarily consist of products that help users securely move and copy files on the Internet. Some of our products encrypt the transfers for security using technology similar to a Web browser. A substantial portion of our revenues are derived from licensing our server and client-based file management products. Our file management product line includes EFT Server, CuteFTP Pro, CuteFTP Home, CuteFTP Lite and CuteFTP Mac Pro. During the first half of 2010, we continued to enhance our enterprise file management solutions, releasing a multi-platform version of our DMZ Gateway application which operates on Windows and Unix/Linux-based systems, broadening the already considerable market reach of EFT Server.

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

Managed E-mail Attachment Solutions — Our managed e-mail attachment solution, Mail Express, addresses the needs of businesses that prefer to use their legacy e-mail infrastructure to deliver and manage e-mail attachments. E-mail traditionally has been ill-suited for delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than even 10 or 20 MB. The Mail Express solution allows delivery of multi-GB files as e-mail attachments by seamlessly replacing the attachments with links to the files. We believe that this approach can ease the load on the e-mail infrastructure and the long-term storage requirements associated with e-mail attachments. Mail Express also allows enhanced tracking and auditing of the file attachments through read receipts and log files.

Software as a Service Solution — Our SaaS solution, CuteSendIt, is a file transfer service for individuals, professionals, and businesses. CuteSendIt uses cloud computing approaches to deliver files through a hosted web portal. This solution approach meets the needs of users who do not have, or wish to invest in, file transfer infrastructure such as FTP servers or even client application software. Users access the CuteSendIt application over the Internet using a standard web browser, securely upload files (up to multi-GB) through the portal, and compose a brief message to accompany the file delivery. CuteSendIt then sends the message to the recipients as the body of an e-mail message. This e-mail message also includes links to the files uploaded through the CuteSendIt web portal. Anyone with an Internet connection can access, and self-provision this service at www.cutesendit.com. There is no software to install with CuteSendIt and no specific knowledge of file transfer is needed to use it. CuteSendIt currently is free to use for a limited number of transfers, and offers various monthly and yearly fee-based plans that meet specific file transfer requirements.

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

Hosted and Managed Solutions — Our MIX offering allows customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. We believe outsourcing select IT infrastructure will continue to increase in popularity as businesses manage to tighter financial margins, face increasing budgetary pressures, and look for efficiencies across their business operations. The MIX solution will allow customers to automate manual or inefficient processes, consolidate automated transactions, and eliminate inefficiencies, from a lower-cost, secure platform. GlobalSCAPE believes hosted information exchange solutions appeal both to small- and medium-size businesses, as well as large enterprises that require proven, flexible IT infrastructure outsourcing services so they can focus on their core competencies. This solution was announced in July 2010 and did not have any financial impact in the second quarter.

Outlook

We believe that the future success of our business will be dependent upon our ability to:

•	expand our solution portfolio, including into adjacent markets;

•	continue enhancing our existing solutions;

•	increase our market visibility and recognition;

•	increase government sales;

•	increase channel sales; and

•	access capital markets.

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

We intend to continue using strategic partnerships or acquisitions as necessary to further enhance our solution portfolio, expand our sales channels, and enter adjacent markets. For example, during 2009, we announced a partnership with Carahsoft Technology Corporation, a government IT solutions provider with headquarters in Reston, Virginia. Carahsoft added GlobalSCAPE’s solutions to its General Services Administration (GSA) Schedule and provided proactive sales and marketing support to drive demand for GlobalSCAPE’s solutions within the federal, state, and local government markets. With the Carahsoft partnership, government-wide customers can order GlobalSCAPE solutions directly from the Carahsoft GSA Schedule or through the GSA Advantage!® online shopping and ordering system. Our largest single contract in 2009, a $2.7 million order from the U.S. Army, was processed using the Carahsoft GSA Schedule. During the first quarter of 2010, we signed a partner agreement with Rackspace.San Antonio-based Rackspace is a global leader in web hosting cloud system infrastructure services. The initial agreement allowed us to resell Rackspace’s services to our customer base. In the second quarter of 2010, we announced the MIX solution that combines EFT Server, and associated services, with hosting infrastructure provided by Rackspace. In addition, as mentioned above we have entered into a reseller agreement with CoreTrace to resell their BOUNCER solution.

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

Increase Our Market Visibility. To grow our business, we believe that we must increase the recognition of GlobalSCAPE as a provider of secure information exchange solutions. We have continued to increase our market visibility through marketing communication activities such as press releases and media outreach. We also have achieved substantial market recognition, in the form of certifications, validations, and analyst ranking, for our continued development of secure information exchange solutions. For example, we have received Federal Information Processing Standards (“FIPS”) 140-2 validation of the GlobalSCAPE Cryptographic Module embedded in Enhanced File Transfer Server. Enhanced File Transfer Server version 6 and the latest version of CuteFTP Pro also received the Certificate of Networthiness from the U.S. Army Network Technology Command during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions. Overall, we believe we have a strong combination of capabilities which led to Gartner’s retaining GlobalSCAPE in the market leader quadrant of the Magic Quadrant for Managed File Transfer during 2009. We believe our solutions will continue to provide the best-value for businesses seeking to establish or enhance their secure information exchange capabilities.

We continue to receive other significant recognition, in addition to analyst ranking and technical certifications and validations. Most recently, in the second quarter of 2010, we were chosen as a 2010 “Best Places to Work in IT” honoree by IDG’s Computerworld. Each year, Computerworld ranks the top 100 work environments for technology professionals. Organizations that are selected are those that challenge their IT staff with exciting projects, offer them access to and training with today’s advanced technology, and provide great benefits and compensation. During the second quarter of 2010, we also were selected as one of the “Best Places to Work” for 2010 by the San Antonio Business Journal.

Previously, during the first quarter of 2010, we announced that Network Products Guide, the industry’s leading information technology research and advisory guide, had named EFT Server a winner of the 2010 Product Innovation Awards for Managed File Transfer. During 2009, we were named to Deloitte’s Technology Fast 500, a ranking that recognizes the fastest growing technology, media, telecommunications, life sciences, and clean technology companies in North America on the basis of five-year revenue growth. We also were ranked among the top 50 workplaces in San Antonio for 2009 by the San Antonio Express-News. The full list and ranking were noted in the Express-News Special Edition Top Workplaces 2009 publication on October 11, 2009. The 50 companies were selected on the basis of a comprehensive analysis conducted by Workplace Dynamics, LLC, in a survey of employees throughout San Antonio. Qualities measured include company leadership, compensation and training, workplace flexibility, and diversity. In addition, we received a Technology Superstar Award from the SATAI Network, a technology acceleration and commercialization foundation based in San Antonio. The annual Technology Superstar Award recognizes companies that are poised to become leaders in the South Texas technology community.

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

By successfully executing these activities through the first half of 2010 we have achieved a revenue run rate of almost $18 million, and believe we can grow revenues beyond this in the remainder of the year.

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over 23 of the last 25 quarters. At June 30, 2010, the Company had net working capital of $7.1 million. The primary component of current liabilities at June 30, 2010 was $4.6 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At June 30, 2010, our principal commitments consisted of obligations outstanding under operating leases, royalty agreements with third parties and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes and do not require minimum royalties. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products, or businesses. At June 30, 2010, we had $9.5 million of cash and short-term investments.

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

Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 was approximately $1.2 million and $3.2 million, respectively. The decrease in 2010 was largely due to an increase in accounts receivable as compared to a decrease in 2009; and while deferred revenues increased in both years, they contributed more to cash flow in 2009 due to a $2.7 million order from the U.S. Army.

Net cash provided by (used in) investing activities for the six months ended June 30, 2010 and 2009 was approximately $770,000 and ($1.9) million, respectively. The cash provided by investing activities for 2010 was mostly from short-term investment redemptions. Cash used in investing activities for 2009 was for the purchase of short-term investments and for additional furniture and fixtures and leasehold improvements as we made renovations to our office space.

Net cash provided by financing activities during the six months ended June 30, 2010 and 2009 was approximately $86,000 and $6,000 respectively. During 2010, there was an increase in proceeds the Company received from the exercise of stock options.

Contractual Obligations

There have been no significant changes in our contractual obligations during the six months ended June 30, 2010 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2009 Form 10-K. Our obligations mainly consist of the lease on our office space and leases on equipment.

Comparison of the Three Months ended June 30, 2010 and 2009 ($ in thousands)

	Three Months ended June 30,		$ Change	% Change
	2010	2009
Total revenues	$4,466	$4,745	(279)	-5.9%
Cost of revenues	144	75	69	92.0%
Selling, general and administrative expenses	3,213	2,846	367	12.9%
Research and development expenses	725	690	35	5.1%
Depreciation and amortization	199	178	21	11.8%

Total operating expense	4,281	3,789	492	13.0%

Income from operations	185	956	(771)	-80.6%
Other income (expense)	4	(52)	56
Income tax expense (benefit)	55	(39)	94

Net income	$134	$943	(809)	-85.8%

Revenue. Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of maintenance and support agreements. For the three months ended June 30, 2010, total revenues decreased by approximately $279,000 or 5.9% from the same quarter in 2009. Revenues decreased due to fewer product licenses sold and the $2.7 million sale to the U.S. Army in 2009, of which $1.0 million was recognized during the three months ended June 30, 2009, which was not repeated. This decrease was somewhat offset by an increase in average sales price and an increase in maintenance and support sales.

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Three Months ended June 30,
Product	2010		2009
EFT Server Enterprise	$2,604	58.3%	$1,860	39.2%
EFT Server	951	21.3%	1,876	39.5%
CuteFTP Professional	324	7.3%	370	7.8%
CuteFTP Home	68	1.5%	120	2.5%
Wide Area File Services	390	8.7%	458	9.7%
Continuous Data Protection	28	0.6%	10	0.2%
All Others	101	2.3%	51	1.1%

Total Operating Revenues	$4,466	100.0	$4,745	100.0

Maintenance and support	$1,871	41.9%	$1,527	32.2%

Overall, sales of our EFT Server Enterprise and EFT Server products decreased by approximately $181,000 or 4.8% for the quarter. These products represented approximately 79.6% of our total revenues in the three months ending June 30, 2010 as compared to 78.7%, in the same period in 2009. EFT Server Enterprise revenues increased by 40% largely due to an increase in the average sales price of EFT Server Enterprise reflecting the continuing market strength of this solution. EFT Server revenue decreased due to the $2.7 million sale to the U.S. Army in 2009 for 20,000 units of the Secure FTP Server software (now known as EFT Server), with FIPS-certified libraries and our SSH module plus related maintenance and support, of which $1.0 million was recognized during the three months ended June 30, 2009 not being repeated.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $98,000 or 20.0% in the quarter ended June 30, 2010, as compared to the same period in 2009, and accounted for approximately 8.8% and 10.3% of total revenues for the three months ended June 30, 2010 and 2009, respectively. This decline continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets.

Sales of our WAFS and CDP software decreased by $50,000 or 10.7% for the quarter. The WAFS and CDP products are largely used by architecture, engineering, and construction firms to transfer large files between offices. Approximately $30,000 of this decrease was due to the deferral of more maintenance and support sales than was recognized in revenue. The remaining decrease was largely due to a decrease in average sales price, somewhat offset by an increase in units sold. These products accounted for approximately 9.3% of total revenue for the second quarter of 2010 compared to 9.9% for the same period in 2009.

Products and services included in the “All Others” revenue category primarily consist of professional services, training and Mail Express product sales. This revenue increased by approximately $50,000 or 98% for the quarter. This increase was largely due to the introduction of our Solution Quickstart service. Our pre-packaged Quick Start services accelerate implementation of our file transfer solutions for our customers by allowing them to leverage our staff of GlobalSCAPE Certified Professionals in the installation, configuration, and management of our products. The Quickstart service also includes knowledge transfer that allows customers to more effectively operate the solutions on an ongoing basis.

Because of the more complex and business-critical nature of the EFT Server, EFT Server Enterprise, WAFS, and CDP products, purchasers require maintenance and support. Maintenance and support pricing is reflective of the license cost of the products and the additional support needed to maintain and support the products and customers. Our maintenance and support revenues for the quarter increased by 22.5% compared to the same period in 2009 due to an increase the amount earned as compared to the amount deferred in the current quarter.

Cost of Revenues. Cost of revenues consists primarily of royalties paid to companies for their technology that we license, a portion of our bandwidth costs, and travel expenses associated with customer training. The increase in cost of revenues was largely due to an increase of approximately $32,000 in royalties and an increase of approximately $26,000 in training expenses. The increase in royalties was due to increased sales of a licensed technology. The increase in training expenses was due to travel expenses related to onsite customer training.

Selling, General and Administrative. Selling, general, and administrative expenses as a percentage of revenue were 72% in the second quarter of 2010 as compared to 60% in the same period last year. The net increase in these expenses of approximately $367,000 or 12.9% was caused by several items: salaries and wages and related payroll taxes, bonus expense, seminars and training expense, health insurance expense, legal fees, travel expense and bad debt expense. These increases were offset by decreases in employee commissions and advertising.

The approximate $311,000 increase in salaries and wages and related payroll taxes was due to an overall increase in staffing of eight additional people when compared to the second quarter of 2009. Bonus expense increased by $54,000 when compared to the second quarter of 2009 due to an increase in the number of employees that are eligible for bonuses in 2010, as well as a higher accrual rate in 2010 in anticipation of paying out increased bonuses compared to 2009. Seminars and training expense increased by approximately $23,000 due to an increase of the Company’s investment in the employees’ knowledge base. Health insurance increased by approximately $32,000 due to an increase in staffing. Legal fees increased by approximately $88,000 due to increased trademark and other intellectual property work and the ongoing Uniloc litigation. Travel expense increased approximately $24,000 due to an increase in international travel and attendance at trade shows. Bad debt increased approximately $54,000 as compared to the same period in the prior year due to an increase in accounts receivable as well as a change in the percentages used to estimate bad debt.

Employee commissions for the three months ended June 30, 2010 decreased by approximately $248,000 because relatively large commissions were paid in the second quarter of 2009 on the large Army order. Advertising expense decreased by approximately $100,000 due to the continued optimization of Google ad-words and similar search ads. We have reduced the amount that we spend on search terms while sustaining delivery of sales leads that result in viable sales opportunities.

Research and Development. The net increase in research and development expenses of approximately $35,000 consists of a $57,000 increase in external research and development, and a $29,000 decrease in compensation expense. The increase in external research and development was due to the hiring of additional offshore developers. Compensation expense decreased due to an increase in the estimated forfeiture rate used to calculate the total expense to be recognized on stock based compensation.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization combined has remained relatively stable between the years with an increase of only $21,000. This increase was largely due to property additions in 2010 and 2009.

Other Income (Expense), net. Other income/expense mainly consists of interest income. Other income in the second quarter of 2010 was from interest on short-term investments and interest on a Texas margins tax refund. Other expense in the second quarter of 2009 was from interest on short-term investments and a loss on fixed assets. The loss on fixed assets of $54,000 in 2009 was due to not being able to sell the furniture that we removed during the renovation of our office space and writing off the net book value of the property.

Income Taxes. Our effective tax rates were 29.1 % and (4.4)% for the three months ended June 30, 2010 and 2009, respectively. The effective tax rate was less in 2009 because of a large deduction relating to the deductibility of stock option expense. For 2010, the most significant item that affected our effective income tax rate relates to the deduction for domestic production activities (“DPAD”) and was offset by non-deductible incentive stock option expense and state income tax expense. The rate on the DPAD deduction increased from 6% to 9% in 2010.

Comparison of the Six Months ended June 30, 2010 and 2009

	Six Months ended June 30,
	2010	2009	$ Change	% Change
Total revenues	$8,878	$7,985	893	11.2%
Cost of revenues	246	127	119	93.7%
Selling, general and administrative expenses	6,122	5,429	693	12.8%
Research and development expenses	1,371	1,365	6	0.4%
Depreciation and amortization	399	350	49	14.0%

Total operating expense	8,138	7,271	867	11.9%

Income from operations	740	714	26	3.6%
Other income (expense)	5	(41)	46
Income tax expense (benefit)	248	(26)	274

Net income	$497	$699	(202)	-28.9%

Revenue. Revenues are comprised of the gross selling price of software, including shipping charges and the earned portion of maintenance and support agreements. For the six months ended June 30, 2010, total revenues increased by approximately $893,000 or 11.2% from the same period in 2009, even with the $2.7 million U.S. Army order, of which $1.0 million was recognized during the first six months of 2009. Revenues increased largely due to an increase in average sales price and an increase in maintenance and support sales.

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Six Months ended June 30,
Product	2010		2009
Enhanced File Transfer Server Enterprise	$5,058	57.0%	$3,495	43.8%
Enhanced File Transfer Server	1,815	20.4%	2,530	31.7%
CuteFTP Pro	608	6.8%	734	9.2%
CuteFTP Home	152	1.7%	268	3.4%
WAFS	920	10.4%	879	11.0%
CDP	44	0.5%	16	0.2%
All Others	281	3.2%	63	0.8%

Total Operating Revenues	$8,878	100.0	$7,985	100.0

Maintenance and support	$3,654	41.2%	$2,820	35.3%

Sales of our EFT Server Enterprise and EFT Server products increased by approximately $848,000 or 14.1% for the six months. These products represented approximately 77.4% of our total revenues in the six months ending June 30, 2010 as compared to 75.5%, in the same period in 2009. The increase was largely due to an increase in average sales price and an increase in maintenance and support sales.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $242,000 or 24.2% in the six months ended June 30, 2010, as compared to the same period in 2009, and accounted for approximately 8.5% and 12.6% of total revenues for the six months ended June 30, 2010 and 2009, respectively. This decline continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets.

Sales of our WAFS and CDP software increased by $69,000 or 7.7% during the six month period ended June 30, 2010. The WAFS and CDP products are largely used by architecture, engineering, and construction firms to transfer large files between offices. The increase was due to an increase in the number of licenses sold and a higher average sales price. These products accounted for approximately 10.9% of total revenue for the first six months ending June 30, 2010 compared to 11.2% for the same period in 2009.

Products and services included in the “All Others” revenue category primarily consist of professional services, training and Mail Express product sales. This revenue increased by approximately $218,000 or 346% for the six month period ended June 30, 2010. Other revenue accounted for 3.2% of total revenue for the six month period in 2010 as compared to 0.8% for the same period in 2009. This increase was largely due to the introduction of our new Solution Quickstart service and accounted for $164,000 of the total increase. Training services also increased by $31,000 for the six month period.

Because of the more complex and business-critical nature of the EFT Server, EFT Server Enterprise, WAFS, and CDP products, purchasers require maintenance and support. Maintenance and support pricing is reflective of the license cost of the products and the additional support needed to maintain and support the products and customers. Our maintenance and support revenues for the six months increased by 29.6% compared to the same period in 2009 due to an increase the amount earned as compared to the amount deferred in the six months ended June 30, 2010.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, and travel expenses associated with customer training. The increase in cost of revenues was largely due to an increase in royalties of approximately $72,000 and an increase in training expense of approximately $36,000. The increase in royalties was due to increased sales of a licensed technology. The increase in training expenses was mostly due to travel expenses related to customer onsite training.

Selling, General and Administrative. Selling, general, and administrative expenses as a percentage of revenue were 69% for the six months ended June 30, 2010 as compared to 68% in the same period last year. The net increase in these expenses of approximately $693,000 or 12.9% was caused by several items: salaries and wages and related payroll taxes, bonus expense, recruiting expense, seminars and training expense, health insurance, legal fees and travel expense. These increases were offset by decreases in commission expense, accounting professional fees, advertising expense, and bad debt.

The approximate $551,000 increase in salaries and wages and related payroll taxes was due to an overall increase in staffing of eight additional people. Bonus expense increased by $149,000 when compared to the six months ended June 30, 2009 due to an increase in the number of employees that are eligible for bonuses in 2010, as well as a higher accrual rate in 2010 in anticipation of paying out full bonuses. Recruiting expense increased by approximately $48,000 relating to the hiring of two software engineers and a systems administrator. Seminars and training expense increased by approximately $27,000 due to the increase of the Company’s investment in the employees’ knowledge base. Health insurance increased by approximately $44,000 due to the increase in staffing. Legal fees increased by approximately $108,000 due to increased trademark and other intellectual property work, and the ongoing Uniloc litigation. Travel expense increased by approximately $34,000 due to an increase in international travel and attendance at trade shows.

Employee commissions for the six months ended June 30, 2010 decreased by approximately $113,000. The commission expense was higher in 2009 because of the U.S. Army sale. Accounting professional fees decreased approximately $60,000 because of additional audit work performed in 2009 for the year 2008 audit which did not recur in 2010 and additional analysis performed regarding goodwill impairment in 2009 which also did not recur in 2010. Advertising expense decreased by approximately $214,000 due to the continued optimization of Google search ads. We have reduced the amount that we spend on search terms without affecting the amount of sales leads that are generated by the search results. The reduction in bad debt expense of approximately $40,000 as compared to the same period in 2009 was primarily due to a change in our estimate of bad debt expense in 2010. Based on our actual collection experience in 2009, we determined that our estimates were too high since with concentrated effort we are able to collect a significant portion of our receivables.

Research and Development. The net increase in research and development expenses of approximately $6,000 consists of a $60,000 increase in external research and development, a $23,000 decrease in salaries and wages, and a $33,000 decrease in compensation expense. The increase in external research and development was due to the hiring of additional offshore developers. The decrease in salaries and wages was related to a role change for one member of our management team who moved into a sales role in October 2009. His compensation was formerly reported within research and development, but is now reported within selling, general, and administrative expenses. Compensation expense also decreased due to the increase in the estimated forfeiture rate used to calculate the total expense to be recognized on stock based compensation.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization combined has remained relatively stable between the years with an increase of only $49,000. This increase was due to property additions in 2010 and the second half of 2009.

Other Income (Expense), net. Other income/expense mainly consists of interest income. Other income for the six months ended June 30, 2010 was from interest on short-term investments and interest on a Texas margins tax refund. Other expense for the six months ended June 30, 2009 was from interest on short-term investments and a loss on fixed assets. The loss on fixed assets of approximately $53,000 in 2009 was largely due to not being able to sell the furniture that we removed during the renovation of our office space and having to completely write off the net book value of the property.

Income Taxes. Our effective tax rates were 33.2 % and (3.6)% for the six months ended June 30, 2010 and 2009, respectively. The effective tax rate was less in 2009 due to a large deduction related to the deductibility of stock option expense. For 2010, the most significant item that affected our effective income tax rate relates to the deduction for domestic production activities (“DPAD”) and was offset by non-deductible incentive stock option expense, and state income taxes. The rate on the DPAD deduction increased from 6% to 9% in 2010.

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

During the six months ended June 30, 2010, approximately 28% of our revenues came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBALSCAPE, INC.

August 12, 2010	By:	/s/ Mendy Marsh
Date		Mendy Marsh
Vice President and Chief Financial Officer (Principal Accounting Officer)