Form 10-Q
period 2010-09-30
GLOBALSCAPE INC
filed 2010-11-10
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2010

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

As of November 10, 2010, there were 17,818,851 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2010

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, Enhanced File Transfer Server® and Availl® are registered trademarks of GlobalSCAPE, Inc. Secure FTP ServerTM, , EFT ServerTM, WAFSTM, CDPTM, Managed Information XchangeTM, DMZ GatewayTM, Advanced Workflow EngineTM, AS2TM, AWETM, MIXTM, CuteFTP LiteTM, Mail ExpressTM, CuteSendItTM, and Total Path SecurityTM are trademarks of GlobalSCAPE, Inc. Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

Part I. Financial Information

Item 1.	Financial Statements

GlobalSCAPE, Inc.

Condensed Balance Sheets

(in thousands except share amounts)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,141	$7,026
Short term investments	—	1,205
Accounts receivable (net of allowance for doubtful accounts of $59 and $217 on September 30, 2010 and December 31, 2009, respectively)	2,861	2,162
Federal income tax receivable	276	36
Current deferred tax assets	809	130
Prepaid expenses	293	132

Total current assets	14,380	10,691

Fixed assets, net	1,389	1,653
Investment - CoreTrace, at cost	2,278	2,278
Intangible assets, net	606	833
Goodwill	619	619
Deferred tax assets	—	46
Other assets	43	53

Total assets	$19,315	$16,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$296	$316
Accrued expenses	1,183	764
Deferred revenue	4,992	4,071

Total current liabilities	6,471	5,151

Deferred tax liabilities	26	—
Other long term liabilities	1,169	1,079
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,222,432 and 17,686,252 issued at September 30, 2010 and December 31, 2009, respectively	18	18
Additional paid-in capital	11,777	10,802
Treasury stock, 403,581 shares, at cost, at September 30, 2010 and December 31, 2009.	(1,452)	(1,452)
Retained earnings	1,306	575

Total stockholders’ equity	11,649	9,943

Total liabilities and stockholders’ equity	$19,315	$16,173

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Operating Revenues:
Licenses	$2,652	$2,633	$7,652	$7,798
Maintenance and support	2,005	1,581	5,642	4,356
All others	112	82	353	128

Total Revenues	4,769	4,296	13,647	12,282
Operating Expenses:
Cost of revenues	142	102	389	230
Selling, general and administrative expenses	3,326	2,396	9,449	7,825
Research and development expenses	832	729	2,203	2,094
Depreciation and amortization	201	187	599	537

Total operating expenses	4,501	3,414	12,640	10,686

Income from operations	268	882	1,007	1,596
Other income (expense), net	—	3	6	(38)

Income before income taxes	268	885	1,013	1,558
Provision for income taxes	35	309	282	283

Net Income	$233	$576	$731	$1,275

Net income per common share - basic	$0.01	$0.03	$0.04	$0.07
Net income per common share - diluted	$0.01	$0.03	$0.04	$0.07
Weighted average shares outstanding:
Basic	17,652	17,254	17,430	17,238
Diluted	18,610	18,243	18,174	17,800

The accompanying notes are an integral part of these financial statements

GlobalSCAPE, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Earnings	Total

	Shares	Amount
Balance at December 31, 2009	17,686,252	$18	$10,802	$(1,452)	$575	$9,943

Shares issued upon exercise of stock options	478,100	—	153			153
Tax benefit from stock-based compensation			51			51
Stock-based compensation expense	—	—	756	—	—	756
Restricted stock activity	58,080	—	15			15

Net income	—	—	—	—	731	731

Balance at September 30, 2010	18,222,432	$18	$11,777	$(1,452)	$1,306	$11,649

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2010	2009
Operating Activities:
Net income	$731	$1,275
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recoveries	(148)	(164)
Depreciation and amortization	599	537
Loss on disposition of assets	52	53
Stock-based compensation	756	769
Deferred taxes	(607)	(342)
Excess tax benefits from exercise of stock based compensation	66	—
Changes in operating assets and liabilities:
Accounts receivable	(551)	190
Prepaid expenses	(161)	(50)
Federal income tax	(306)	319
Other assets	10	(7)
Accounts payable	(20)	(210)
Accrued expenses	419	76
Deferred revenues	921	1,981
Deferred compensation	—	(216)
Other long-term liabilities	90	14

Net cash provided by operating activities	1,851	4,225

Investing Activities:
Proceeds from sale of property and equipment	—	1
Purchase of property and equipment	(160)	(519)
Purchase of short-term investments	(350)	(1,405)
Redemption of short-term investments	1,555	—

Net cash provided by (used in) investing activities	1,045	(1,923)
Financing Activities:
Proceeds from exercise of stock options	153	33
Tax benefit from stock-based compensation	66	—

Net cash provided by financing activities	219	33
Net increase in cash	3,115	2,335
Cash at beginning of period	7,026	6,319

Cash at end of period	$10,141	$8,654

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,125	$311

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2010

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”), founded in April 1996, develops and distributes secure information exchange solutions for individuals and businesses to safely send files over the Internet and within other network environments. We have developed managed file transfer (“MFT”) software, including file management products and managed e-mail attachment solutions, that support compliance requirements, provide increased security, and enable delivery of large files. We have also developed Wide-Area File Services (“WAFS”) and Continuous Data Protection (“CDP”) software which further enhances the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN, at WAN and LAN speeds. Most recently, in 2010, we have entered the endpoint security market as a reseller of innovative application whitelisting software.

Our MFT products enable our customers to protect the privacy of critical information such as financial data, medical records, customer files, and other similar sensitive documents. In addition, these products help ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions, and automate processes. These products also support exchange of very large files that typically cannot be delivered efficiently through e-mail systems. Our WAFS and CDP products provide data replication, acceleration of file transfer, sharing/collaboration, and continuous data backup and recovery to our customers. Our endpoint security solutions protect against malicious software and unauthorized activity on servers and personal computers by, for example, allowing only designated (“whitelisted”) applications to run on a protected system.

We deliver these solutions to individuals and businesses for installation at their premises and as hosted solutions and support these customers, through a range of implementation, customization, and training services. On-premises solutions provide software that is activated for use at the customer location. Hosted solutions deliver the product capabilities using software and hardware installed and maintained at GlobalSCAPE’s corporate headquarters or at partner locations such as Rackspace Hosting, Inc. data centers.

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

Significant Accounting Policies

There have been no changes in our significant accounting policies during the nine months ended September 30, 2010 from those described in our 2009 Form 10-K except for the addition of hosting revenue which was added due to the addition of a new product line. Listed below is a condensed version of the Company’s critical accounting policies.

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

We recognize hosting revenue, including setup fees on a monthly basis, over the contractual term of the customer contract. We believe our customers generally will continue to utilize our services beyond the initial contract term which typically ranges from one to three years. As a result, setup fees are recognized ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

Allowance for Doubtful Accounts – We regularly assess the collectability of outstanding customer invoices and, in so doing, we maintain an allowance for estimated losses resulting from the non-collection of customer receivables. In estimating this allowance, we consider factors such as: historical collection experience; a customer’s current creditworthiness; customer concentration; age of the receivable balance; and general economic conditions that may affect a customer’s ability to pay. Actual customer collections could differ from our estimates.

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

Recent Accounting Pronouncements

In October 2009, the FASB amended its guidance regarding the accounting model for revenue arrangements that include both tangible products and software elements. This guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition. This guidance also provides information on how to allocate consideration to deliverables in an arrangement that includes both tangible products and software. This guidance is effective in fiscal years beginning on or after June 15, 2010. We have evaluated the effect of the adoption of this guidance as of September 30, 2010, and believe that it will have no material effect on our financial statements.

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

This guidance is effective in fiscal years beginning on or after June 15, 2010. We have evaluated the effect of the adoption of this guidance as of September 30, 2010, and believe that it will have no material effect on our financial statements.

3.	Goodwill and Other Intangible Assets

As of September 30, 2010, GlobalSCAPE had goodwill of approximately $619,000 associated with the acquisition of Availl, Inc. (“Availl”) in 2006. No events occurred during the nine months ended September 30, 2010 that would have been considered a triggering event under current accounting guidance and require an impairment test as of that date.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of September 30, 2010 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software	$1,775	$(1,245)	5
Customer list	180	(108)	5
Patent	7	(3)	18

Total	$1,962	$(1,356)

Estimated Amortization Expense
For remainder of 2010		$75
For the Year-ended 12/31/2011		301
For the Year-ended 12/31/2012		226
For the Year-ended 12/31/2013		1
For the Year-ended 12/31/2014		1
Thereafter		2

Total		$606

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $226,000 for each of the nine months ended September 30, 2010 and September 30, 2009. No events occurred during the nine months ended September 30, 2010 that would have caused the Company to evaluate the need to record an impairment.

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

The Company’s investments currently consist of an investment in a software company, which is accounted for under the cost method. The current carrying amount of this cost method investment is approximately $2.3 million. The Company believes that the current carrying amount approximates fair value and has not evaluated it for impairment as there have been no indicators that would indicate the value of the investment has declined below cost.

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

Approximately $756,000 and $769,000 of compensation cost related to stock options and restricted stock awards were recognized in operating results in the nine months ended September 30, 2010 and 2009, respectively.

In June 2010, GlobalSCAPE’s stockholders approved the GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan (“2010 EIP”). The 2010 EIP authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards. The exercise price, term and other conditions applicable to each stock option or stock award granted under the 2010 EIP are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The stock options will expire after ten years.

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

	Three- months ended September 30, 2010	Nine-months ended September 30, 2010
Expected volatility	83%	83%
Expected annual dividend yield	0	0
Risk free rate of return	1.6%	2.6%
Expected option term (years)	5	5

The following table summarizes information about stock option activity for the nine months ended September 30, 2010:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2009	3,653,327	$1.57	7.89	$1.25
Granted	390,000	2.02
Exercised	478,100	0.32
Forfeited	130,800	1.80

Outstanding at September 30, 2010	3,434,427	$1.79	7.85	$3.37

Exercisable at September 30, 2010	1,767,472	$1.99	7.04	$1.50

The weighted average fair value of options granted during the nine months ended September 30, 2010 was $1.32. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2010 was $1,030,000. During the nine months ended September 30, 2010, the amount of cash received from the exercise of stock options was $153,000.

At September 30, 2010, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.84 years.

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

The following table summarizes information about stock awards activity for the nine months ended September 30, 2010:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2009	58,080	$1.24
Granted	53,420	2.01
Vested	58,080	1.24
Forfeited	—	—

Nonvested balance at September 30, 2010	53,420	$2.01

At September 30, 2010, there was approximately $72,000 of total unrecognized compensation cost related to stock awards which is expected to be recognized over a weighted-average period of eight months.

6.	Warrants

On November 13, 2006, the Company entered into a securities purchase agreement with accredited investors and granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share. The warrants have a five-year term and are currently exercisable. There have been exercises of 80,000, and as of September 30, 2010, there are 1,272,000 warrants outstanding.

7.	Earnings per Common Share

The components of earnings per share are as follows (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerators
Numerators for basic and diluted earnings per share:
Net income	$233	$576	$731	$1,275

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	17,652	17,254	17,430	17,238

Dilutive potential common shares
Stock options and awards (1)	958	989	744	562
Common stock warrants (2)	—	—	—	—
Denominator for dilutive earnings per share	18,610	18,243	18,174	17,800
Net income (loss) per common share	$0.01	$0.03	$0.04	$0.07
Net income (loss) per common share – diluted	$0.01	$0.03	$0.04	$0.07

(1)	For the three and nine months ended September 30, 2010, 11,067 and 283,995 options were not included in dilutive shares, as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2009, 939,967 and 1,746,567 options were not included in dilutive shares, as the effect would have been anti-dilutive.
(2)	For the three and nine months ended September 30, 2010, no warrants were included in dilutive shares, as the effect would have been anti-dilutive. For the three and nine months ended September 30, 2009, no warrants were included in dilutive shares, as the effect would have been anti-dilutive.

8.	Commitments and Contingencies

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. There are no pending claims against the Company that would have a material adverse effect on the financial statements of the Company.

9.	Uncertain tax positions

At December 31, 2009, we had a liability of approximately $90,000 related to an uncertain tax position. In September 2010, the statute of limitations on this position expired and the liability was reversed. This resulted in a onetime tax benefit of approximately $59,000 and reduced our effective tax rate for the three months ended September 30, 2010.

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

Overview

We develop and distribute secure information exchange solutions for individuals and businesses to safely send files over the Internet and within other network environments. We have developed managed file transfer (“MFT”) software, including file management products and managed e-mail attachment solutions, that support compliance requirements, provide increased security, and enable delivery of large files. We have also developed Wide-Area File Services (“WAFS”) and Continuous Data Protection (“CDP”) software which further enhances the ability to share and backup files within the infrastructure of a company’s wide and local area networks, or WAN and LAN, at WAN and LAN speeds. Most recently, in 2010, we have entered the endpoint security market as a reseller of innovative application whitelisting software.

Our solution portfolio facilitates delivery of critical information such as financial data, medical records, customer files, and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements. In addition, these solutions help ensure compliance with many government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions, and automate processes. Our WAFS and CDP products also provide data replication, acceleration of file transfer, sharing/collaboration, and continuous data backup and recovery to our customers. Our endpoint security solutions protect against malicious software and unauthorized activity on servers and personal computers by, for example, allowing only designated (“whitelisted”) applications to run on a protected system.

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

Our capabilities have evolved from personal and server-based filed transfer software to include managed e-mail attachment and software-as-a-service, or SaaS, information sharing solutions in the cloud environment. Most recently, in the second quarter of 2010, we announced our newest solution offering that integrates our Enhanced File Transfer Server (“EFT Server”) with hosting infrastructure provided by Rackspace Hosting, Inc. (“Rackspace”). The resulting Managed Information Xchange, (“MIX”) solution is the initial offering released as part of the GlobalSCAPE Managed Solutions line of business. The MIX solution extends our ability to offer cloud-based solutions to current and future customers on a subscription basis.

The following is a brief description of our products and solutions:

File Management Products — Our file management products are best known for the “CuteFTP” product line but also include robust enterprise solutions. These products help users securely move and copy files on the Internet. Some of our products encrypt the transfers for security using technology similar to the security utilized by a Web browser to protect transmitted data. A substantial portion of our revenues are derived from licensing our server and client-based file management products. Our file management solutions include EFT Server, CuteFTP Pro, CuteFTP Home, CuteFTP Lite and CuteFTP Mac Pro. During the first three quarters of 2010, we continued to enhance our enterprise file management solutions, releasing a multi-platform version of our DMZ Gateway application which operates on Windows and Unix/Linux-based systems, broadening the already considerable market reach of EFT Server. We also developed upgraded versions of EFT Server and the CuteFTP solutions.

Wide-Area File Services and Continuous Data Protection Products — Our WAFS products provide a file sharing, collaboration, and replication solution over multiple sites. WAFS enables total file concurrency across multiple servers deployed around the world by mirroring changes made to data on any server across all other servers. By keeping all data updated on each location’s file server, each site has instant access to the very latest version. WAFS efficiently utilizes network bandwidth by intelligently and safely communicating only compressed and encrypted file changes between locations. CDP can be added to WAFS to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without comproming data sharing and protection. Redundancy can also be enhanced as file servers backup file changes in real time to the customer’s backup site which can be at the same or a remote location. Our solutions also allows for the backup server to keep past versions of each file (and deleted files), allowing customer to restore files and compare files based on different points in time.

Managed E-mail Attachment Solutions — Our managed e-mail attachment solution, Mail Express, addresses the needs of businesses that prefer to use their legacy e-mail infrastructure to deliver and manage e-mail attachments. E-mail traditionally has been ill-suited for delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than even 10 or 20 MB. The Mail Express solution allows delivery of multi-GB files as e-mail attachments by seamlessly replacing the attachments with links to the files which are then hosted on a server other than the email server. We believe that this approach can ease the load on the e-mail infrastructure and the long-term storage requirements associated with e-mail attachments. Mail Express also allows enhanced tracking and auditing access to file attachments through read receipts and log files. During the third quarter of 2010, we released Mail Express 3.0, a major enhancement to the prior versions of this software. Mail Express 3.0 includes simplified workflow and distributed administration through which end users can configure certain attributes of the solution in accordance with a centrally defined policy.

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

Hosted and Managed Solutions — Our MIX offering, which became commercially available in the third quarter of 2010, allows customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. We believe outsourcing select IT infrastructure will continue to increase in popularity as businesses manage to tighter financial margins, face increasing budgetary pressures, and look for efficiencies across their business operations. The MIX solution will allow customers to automate manual or inefficient processes, consolidate automated transactions, and eliminate inefficiencies, from a lower-cost, secure platform. GlobalSCAPE believes hosted information exchange solutions appeal both to small- and medium-size businesses, as well as large enterprises that require proven, flexible IT infrastructure outsourcing services so they can focus on their core competencies.

Outlook

We believe that the future success of our business will be dependent upon our ability to:

•	expand our solution portfolio, including into adjacent markets;

•	continue enhancing our existing solutions;

•	increase channel sales;

•	increase government sales;

•	increase our market visibility and recognition; and

•	access capital markets.

Expand our Solution Portfolio. The Company’s primary market is for managed file transfer products. According to Gartner, this is a $550 million per year market which is growing at more than 20% year over year. This market is significantly smaller than potential adjacent markets. For example, web, network, and endpoint security is a more than $9 billion market; cloud computing is a more than $68 billion market. However, our entry into such markets will require that we effectively define and then develop, acquire, or partner for viable solutions applicable to these markets. We also must market, sell, and support these solutions effectively. Each of these success factors has inherent risks due to, for example, our limited corporate expertise in the adjacent markets and the possibility that the specific buyers of solutions in these adjacent markets may be different from the buyers with whom we interact throughout our current MFT sales cycle. In addition, entry into these markets will require strategic investments that may adversely impact our financial results by, for example, resulting in lower earnings for some time compared to prior periods. To mitigate these risks, we are leveraging the skills and experience of our executive leadership and the capabilities provided by outside consultants, including our marketing firm and individual contractors.

As we expand our solution portfolio, we are managing the associated strategic investments to drive longer-term financial performance which could include revenue growth and, subsequently, increased earnings in accordance with our previously communicated plans. We intend to continue using strategic partnerships or acquisitions as necessary to further enhance our solution portfolio, expand our sales channels, and enter adjacent markets as we have done, for example, through our prior strategic investment in CoreTrace Corporation in late 2009.

We continued to expand our solution portfolio during the third quarter of 2010 by launching our MIX solution. This innovative subscription service integrates our market-leading EFT Server solution with infrastructure provided by Rackspace to enable secure information exchange through a private cloud. The cloud-based subscription service establishes a cost effective alternative to software licensing and on-premises implementations, and provides an elastic service capability that is adaptable to evolving customer environments and capacity requirements.

We also announced an expanded relationship with Network Automation during the third quarter. Network Automation is a market leader in automation software that streamlines and integrates business processes without expensive programming. The company provides business process automation software to more than 9,000 small, mid-market, and Global Fortune 1000 clients in over 40 countries. We began our original equipment manufacturer (OEM) partner relationship with Network Automation in July 2008, embedding Network Automation’s AutoMate product as an Advanced Workflow Engine (AWE) module to our EFT Server solution. We expanded our relationship with Network Automation during the third quarter to become a worldwide reseller of their AutoMate 7 and AutoMate Business Process Automation (BPA) Server 7 solutions.

Our expanded solution portfolio, in parallel with continuing enhancement and development of our existing solutions, potentially establishes a stronger basis for increasing channel and government sales, and improving our market visibility.

Continue Enhancing and Developing Our Existing Solutions. Our future success depends on our ability to respond to the rapidly changing needs of our customers by developing or introducing new products, product upgrades, and services on a timely basis. We have established an internal solution roadmap to guide our activities in this area and released the MIX solution (as a cloud-based implementation of our EFT Server software) and a major enhancement of our Mail Express software in the third quarter in accordance with this roadmap.

We have in the past incurred, and we believe that we will continue to incur, significant research and development expenses as we strive to remain competitive and, for example, potentially develop upgraded solutions as necessary to increase sales of products like CuteFTP and WAFS that have declined over time. Innovation, new product development, and go-to-market activities involve a significant commitment of time and resources and are subject to a number of risks and challenges. We have focused on enhancing our leadership and implementing strong internal processes to guide development and go-to-market activities and mitigate the associated risks. These leadership and process enhancements have the potential added benefit, over time, of improving the efficiency and effectiveness of our customer support operations which account for more than 40 percent of our recognized revenue.

Increase Channel Sales. We derive approximately one-third of our revenue through sales channels. However, much of this channel revenue, historically, results from sales engagements where GlobalSCAPE identifies a prospective customer, leads the sales process, and then works closely with a channel partner to complete and process the order. As part of our broader sales strategy, we are transitioning from the historical high-touch channel sales model to a lower-touch approach through which we will identify, train, provision, and support channel partners in multiple territories worldwide. These channel partners then will contribute to expanding our global sales presence and driving further adoption of our solutions in their respective territories. For example, during the third quarter we announced a partner agreement with Lifeboat Distribution, an international specialty software distributor for technically sophisticated products. Lifeboat Distribution serves leading corporate resellers, large account resellers, value added resellers (“VARs”), and solution providers across North America and throughout Latin America and the Caribbean. Through our new partner relationship with Lifeboat Distribution, we are working to expand our existing reseller network in these geographies.

In parallel with our channel sales focus, we will continue to align and equip our sales force to deliver increased direct sales while also mitigating possible channel conflict which is a potential risk inherent in channel sales programs. Our investments in equipping channel partners also will require balancing investments in other areas.

Increase Government Sales. Sales to the U.S. Government remain an important aspect of our business. We intend to increase our government sales by leveraging our presence with the Department of Defense, expanding the number of our channel partners such as Carahsoft, and by positioning the Company to work with large system integrators. We also will continue to seek additional sales to federal agencies which are required to meet Small Business Administration goals. Under SBA auspices, 23% of government business is set aside for “small business” concerns, like GlobalSCAPE, as defined by government-specified size standards.

Government contracts typically have a long sales cycle and the funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. In addition, U.S. Government contracts generally also permit the government to terminate the contract, in whole or in part, without prior notice, at the government’s convenience or for default based on performance. However, we have been successful in winning multiple, large government contracts and intend to continue pursuing these and other more recurring government business, working with partners such as Carahsoft and, most recently, McLane Advanced Technologies (“MAT”). MAT is a global logistics and technology solutions company recognized as a technology leader in the Distribution and Defense industries. In the third quarter, we announced that we are a subcontractor on the MAT industry team that won a $52.3 million re-compete contract for the US Army Standard Army Maintenance System (“SAMS-E”). The MAT team includes Northrop Grumman Information Systems, GlobalSCAPE, Logistics and Technology Services, CALIBRE Systems, HCI Integrated Solutions, SAIC, and Joint Logistics Managers. Work on this contract will begin in late 2010 for a period of up to three years. We will provide professional and technical services to support the SAMS-E program, including the Secure FTP Server and CuteFTP secure information exchange solutions integrated into the SAMS-E environment. We may also deliver enhanced software solutions for SAMS-E under the new contract. Our subcontractor relationship with MAT builds on our prior successes in selling our solutions to the US Army and other government agencies, and potentially allows us to expand our presence in the government market directly through our relationship with the MAT SAMS-E team and indirectly through our enhanced visibility in the government sector.

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

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over 24 of the last 26 quarters. At September 30, 2010, the Company had net working capital of $7.9 million. The primary component of current liabilities at September 30, 2010 was $5.0 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At September 30, 2010, our principal commitments consisted of obligations outstanding under operating leases, royalty agreements with third parties and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes and do not require minimum royalties. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, products, or businesses. At September 30, 2010, we had $10.1 million of cash available, in a depository account and we continue to generate cash in excess of our operational needs. The Company’s Board of Directors has taken a conservative position as to investments that can be made with our on hand cash, and in light of continuing weak economic conditions has chosen to maintain its cash balances in deposit accounts and certificates of deposit.

Our cash on hand currently allows us to operate from a position of financial strength. However, because our principal sources of capital are cash on hand and cash flow from operations, if our sales were to decline, our available capital would also decline. If sales decline significantly or if our liquidity is otherwise under duress, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

The Board of Directors determined that the Company should concentrate on increasing revenues in 2010 and subsequent years. This has entailed increased spending on research and development, personnel, partner relationships and public relations. It was expected that these investments would decrease net income and earnings per share in the current year, but would help provide for future revenue growth in 2010 and beyond.

Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 was approximately $1.9 million and $4.2 million, respectively. The decrease in 2010 was largely due to an increase in accounts receivable as compared to a decrease in 2009; and while deferred revenues increased in both years, they contributed more to cash flow in 2009 due to a $2.7 million order from the U.S. Army received in April 2009.

Net cash provided by (used in) investing activities for the nine months ended September 30, 2010 and 2009 was approximately $1.0 million and ($1.9 ) million, respectively. The cash provided by investing activities for 2010 was from short-term investment redemptions, net of property and equipment purchases. Cash used in investing activities for 2009 was for the purchase of short-term investments and for additional furniture and fixtures and leasehold improvements as we made renovations to our office space.

Net cash provided by financing activities during the nine months ended September 30, 2010 and 2009 was approximately $219,000 and $33,000 respectively. During 2010, there was an increase in proceeds the Company received from the exercise of stock options as well as tax benefits from stock options.

Contractual Obligations

There have been no significant changes in our contractual obligations during the nine months ended September 30, 2010 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2009 Form 10-K. Our obligations mainly consist of the lease on our office space and leases on equipment.

Comparison of the Three Months ended September 30, 2010 and 2009

	Three Months ended September 30,
	2010	2009	$ Change	% Change
	($ in thousands)
Total revenues	$4,769	$4,296	473	11.0%
Cost of revenues	142	102	40	39.2%
Selling, general and administrative expenses	3,326	2,396	930	38.8%
Research and development expenses	832	729	103	14.1%
Depreciation and amortization	201	187	14	7.5%

Total operating expense	4,501	3,414	1,087	31.8%

Income from operations	268	882	(614)	-69.6%
Other income (expense)	—	3	(3)	-100.0%
Income tax expense (benefit)	35	309	(274)	-88.7%

Net income	$233	$576	(343)	-59.5%

Revenue. Revenues are comprised of the gross selling price of software and the earned portion of maintenance and support agreements. For the three months ended September 30, 2010, total revenues increased by approximately $473,000 or 11% from the same quarter in 2009. Revenues increased due to continued strong sales of the EFT Server solutions, an increase in average sales price and an increase in maintenance and support renewals.

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Three Months ended September 30,
Product	2010		2009
EFT Server Enterprise	$2,869	60.2%	$2,254	52.5%
EFT Server	911	19.1%	993	23.1%
CuteFTP Professional	346	7.3%	367	8.5%
CuteFTP Home	61	1.3%	91	2.1%
Wide Area File Services	456	9.6%	471	11.0%
Continuous Data Protection	(1)	0.0%	25	0.6%
All Others	127	2.7%	95	2.2%

Total Operating Revenues	$4,769	100.0	$4,296	100.0

Maintenance and support (as a % of total revenue)	$2,005	42.0%	$1,581	36.8%

Overall, sales of our EFT Server Enterprise and EFT Server products increased by approximately $533,000 or 16.4% for the quarter. These products represented approximately 79.3% of our total revenues in the three months ending September 30, 2010 as compared to 75.6%, in the same period in 2009. EFT Server Enterprise revenues increased by 27% largely due to an increase in the average sales price of EFT Server Enterprise reflecting the continuing market strength of this solution. EFT Server revenue decreased due to customers’ choosing to upgrade to the EFT Server Enterprise. Such upgrades are consistent with the strategy and expectations established with the release of the EFT Server 6 solution in early 2009.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $51,000 or 11.1% in the quarter ended September 30, 2010, as compared to the same period in 2009, and accounted for approximately 8.6% and 10.6% of total revenues for the three months ended September 30, 2010 and 2009, respectively. This decline continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. However, the current year-to-year decline is less than in prior periods and may reflect attainment of more balanced need for commercially supported solutions like CuteFTP versus free, but potentially unmaintained, products. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets.

Sales of our WAFS and CDP software decreased by $41,000 or 8.3% for the quarter. The WAFS and CDP products are largely used by architecture, engineering, and construction firms to transfer large files between offices. Approximately $20,000 of this decrease was due to an increase in renewals sold which resulted in the deferral of more maintenance and support sales than was recognized in revenue. The remaining decrease was largely due to a decrease in new units sold which was offset by an increase in the average sales price. WAFS and CDP software accounted for approximately 9.6% of total revenue for the third quarter of 2010 compared to 11.6% for the same period in 2009.

Products and services included in the “All Others” revenue category primarily consist of professional services, training and Mail Express product sales. This revenue increased by approximately $32,000, or 34%, for the quarter. This increase was largely due to the introduction of our Solution Quickstart services. Our pre-packaged Quick Start services accelerate implementation of our file transfer solutions for our customers by allowing them to leverage our staff of GlobalSCAPE Certified Professionals in the installation, configuration, and management of our products. The Quickstart service also includes knowledge transfer that allows customers to more effectively operate the solutions on an ongoing basis.

Because of the more complex and business-critical nature of the EFT Server, EFT Server Enterprise, WAFS, and CDP products, purchasers require maintenance and support. Maintenance and support pricing is reflective of the license cost of the products and the additional support needed to maintain and support the products and customers. Our maintenance and support revenues for the quarter increased by 27.3% compared to the same period in 2009 due to an increase the amount earned as compared to the amount deferred in the current quarter.

Cost of Revenues. Cost of revenues consists primarily of royalties paid to companies for their technology that we license, a portion of our bandwidth costs, hosted management expenses and travel expenses associated with customer training. The increase in cost of revenues was largely due to an increase of approximately $16,000 in royalties and the addition of approximately $26,000 in hosted server expenses. The increase in royalties was due to increased sales of a licensed technology. The hosted server expenses are associated with our new MIX solution that launched in July, 2010.

Selling, General and Administrative. Selling, general, and administrative expenses as a percentage of revenue were 70% in the third quarter of 2010 as compared to 56% in the same period in 2009. The net increase in these expenses of approximately $930,000 or 38.8% was caused by several items: salaries and wages and related payroll taxes, commission expense, bonus expense, stock compensation expense, health insurance expense, legal fees, consulting fees, and bad debt expense. These increases were offset by a decrease in advertising expense.

The approximate $341,000 increase in salaries and wages and related payroll taxes was due to an overall increase in staffing of ten additional people mainly in the sales and support departments when compared to the third quarter of 2009. Commission expense increased by $102,000 due to higher revenues in the third quarter of 2010. Bonus expense increased by $194,000 when compared to the third quarter of 2009 due to a higher accrual rate in 2010 in anticipation of paying out increased bonuses compared to 2009 due to increased revenues. Stock compensation expense increased by approximately $54,000 due to two large grants given to two employees hired during the quarter. Health insurance increased by approximately $38,000 due to an increase in staffing. Legal fees increased by approximately $87,000 due to the Uniloc litigation which has been resolved. Consulting fees increased by approximately $35,000 due to the hiring of two additional consultants. One consultant was hired to develop international business, and the other consultant was hired to develop the MIX product line. The net $57,000 increase in bad debt consists of a $94,000 decrease due to a change in the bad debt estimate plus a$151,000 increase due to an increase in accounts receivable.

Advertising expense decreased by approximately $78,000 due to the continued optimization of Google ad-words and similar search ads. We have reduced the amount that we spend on search terms while sustaining delivery of sales leads that result in viable sales opportunities.

Research and Development. The net increase in research and development expenses of approximately $103,000 consists of a $58,000 increase in external research and development, a $35,000 increase in salaries and wages, and a $36,000 increase in bonus expense, offset by a decrease of $28,000 in transition costs. The increase in external research and development was due to the contracting of additional offshore developers. The increase in salaries and wages was due to the hiring of new software engineers in 2010. The increase in bonus expense was due to a higher accrual rate in 2010 in anticipation of paying increased bonuses as well as the addition of three employees to the bonus pool. The decrease in transition costs was related to the closing of the Andover office in 2009.

Depreciation and Amortization. Depreciation and amortization consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization combined has remained relatively stable between the years with an increase of only $14,000. This increase was largely due to property additions in 2010 and 2009.

Other Income (Expense), net. Other income/expense mainly consists of interest income. Other income decreased by approximately $3,000 due to a decrease in short-term investments in the third quarter of 2010.

Income Taxes. Our effective tax rates were 12.9 % and 35% for the three months ended September 30, 2010 and 2009, respectively. The effective tax rate was less in 2010 due to the reversal of an uncertain tax position liability which was previously recorded in 2008. The liability was reversed due to the statute of limitations expiring. Other significant items that affected our effective income tax rate in the three months ended September 30, 2010 related to the deduction for domestic production activities (“DPAD”) which was offset by non-deductible incentive stock option expense and state income tax expense. The rate on the DPAD deduction increased from 6% to 9% in 2010.

Comparison of the Nine Months ended September 30, 2010 and 2009

	Nine Months ended September 30,
	2010	2009	$ Change	% Change
	($ in thousands)
Total revenues	$13,647	$12,282	1,365	11.1%
Cost of revenues	389	230	159	69.1%
Selling, general and administrative expenses	9,449	7,825	1,624	20.8%
Research and development expenses	2,203	2,094	109	5.2%
Depreciation and amortization	599	537	62	11.5%

Total operating expense	12,640	10,686	1,954	18.3%

Income from operations	1,007	1,596	(589)	-36.9%
Other income (expense)	6	(38)	44
Income tax expense (benefit)	282	283	(1)	-0.4%

Net income	$731	$1,275	(544)	-42.7%

Revenue. Revenues are comprised of the gross selling price of software and the earned portion of maintenance and support agreements. For the nine months ended September 30, 2010, total revenues increased by approximately $1.4 million or 11.1% from the same period in 2009which included a $2.7 million U.S. Army order, of which $1.2 million was recognized during the first nine months of 2009. Revenues increased largely due to an increase in average sales price and an increase in maintenance and support sales.

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Nine Months ended September 30,
Product	2010		2009
Enhanced File Transfer Server Enterprise	$7,927	58.1%	$5,749	46.8%
Enhanced File Transfer Server	2,726	20.0%	3,523	28.7%
CuteFTP Pro	953	7.0%	1,102	9.0%
CuteFTP Home	212	1.6%	359	2.9%
WAFS	1,376	10.1%	1,350	11.0%
CDP	44	0.3%	41	0.3%
All Others	409	3.0%	157	1.3%

Total Operating Revenues	$13,647	100.0	$12,281	100.0

Maintenance and support (as a % of total revenue)	$5,642	41.3%	$4,356	35.5%

Overall sales of our EFT Server Enterprise and EFT Server products increased by approximately $1.4 million or 14.9% for the nine months. These products represented approximately 78.1% of our total revenues in the nine months ending September 30, 2010 as compared to 75.5%, in the same period in 2009. The increase was largely due to an increase in average sales price and an increase in maintenance and support sales. The increase also is noteworthy because it comes despite the inclusion of a large, non-recurring US Army order for EFT Server in the second quarter of 2009.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $296,000 or 20.3% in the nine months ended September 30, 2010, as compared to the same period in 2009, and accounted for approximately 8.6% and 11.9% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. This decline continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets.

Sales of our WAFS and CDP software increased by $29,000, or 2.1%, during the nine month period ended September 30, 2010. The WAFS and CDP products are largely used by architecture, engineering, and construction firms to transfer large files between offices. The increase was due to an increase in the number of licenses sold and a higher average sales price. Generally, on a month by month comparison basis, WAFS sales are still decreasing; however they are decreasing at a much slower pace and with several significant sales in the second quarter have provided for an overall increase. In addition, we believe that this increase in revenue during the first nine months reflects greater market acceptance of the WAFS software, resulting from the considerable development effort devoted to this solution, as described in prior reports. These products accounted for approximately 10.4% of total revenue for the first nine months ending September 30, 2010 compared to 11.3% for the same period in 2009.

Products and services included in the “All Others” revenue category primarily consist of professional services, training and Mail Express product sales. This revenue increased by approximately $252,000 or 161% for the nine month period ended September 30, 2010. Other revenue accounted for 3% of total revenue for the nine month period in 2010 as compared to 1.3% for the same period in 2009. This increase was largely due to the introduction of our new Solution Quickstart service which accounted for $175,000 of the total increase. Other notable increases were in training services, Mail Express, and two new professional service offerings: Customer Application services and Business Process services. Custom Application services aid the integration of GlobalSCAPE products with our customers’ business environments and include the development of personalized web portals, integration with existing automated processes, and accelerated product features. Business process services provide network architecture planning, project planning and management support for our enterprise customers.

Because of the more complex and business-critical nature of the EFT Server, EFT Server Enterprise, WAFS, and CDP products, purchasers require maintenance and support. Maintenance and support pricing is reflective of the license cost of the products and the additional support needed to maintain and support the products and customers. Our maintenance and support revenues for the nine months increased by 33.7% compared to the same period in 2009 due to an increase in the amount earned as compared to the amount deferred in the nine months ended September 30, 2010.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted management expenses, and travel expenses associated with customer training. The increase in cost of revenues was largely due to an increase in royalties of approximately $89,000, the addition of hosted server expenses of approximately $26,000 and an increase in training expense of approximately $35,000. The increase in royalties was due to increased sales of a licensed technology. The hosted server expenses are associated with the new MIX solution which launched in July, 2010, and the increase in training expenses was mostly due to travel expenses related to customer onsite training.

Selling, General and Administrative. Selling, general, and administrative expenses as a percentage of revenue were 69% for the nine months ended September 30, 2010 as compared to 64% in the same period last year. The net increase in these expenses of approximately $1.6 million or 20.8% was caused by several items: salaries and wages and related payroll taxes, bonus expense, recruiting expense, health insurance, legal fees, consulting fees and travel expense. These increases were offset by decreases in accounting professional fees and advertising expense.

The approximate $893,000 increase in salaries and wages and related payroll taxes was due to an overall increase in staffing of ten additional people, mainly in the sales and support departments. Bonus expense increased by $343,000 when compared to the nine months ended September 30, 2009 due a higher accrual rate in 2010 in anticipation of paying out increased bonuses. Recruiting expense consisted of fees paid to external recruiting agencies and increased by approximately $58,000 due to the hiring of two software engineers, a systems administrator and a server support analyst. Health insurance increased by approximately $83,000 due to the increase in staffing. The increase in legal fees of approximately $195,000 was largely due to the Uniloc litigation which has been resolved, as well as increased trademark and other intellectual property work. Consulting fees increased by approximately $54,000 due to the hiring of two consultants. One consultant was hired to develop international business and the other consultant was hired to develop the MIX solution. Travel expense increased by approximately $53,000 due to an increase in international travel, attendance at trade shows and investor road shows.

Accounting professional fees decreased for the nine months ended September 30, 2010 by approximately $42,000 because of additional audit work performed in 2009 for the year 2008 audit which did not recur in 2010 and additional analysis performed regarding goodwill impairment in 2009 which also did not recur in 2010. Advertising expense decreased by approximately $291,000 due to the continued optimization of Google search ads. We have reduced the amount that we spend on search terms without affecting the amount of sales leads that are generated by the search results.

Research and Development. The net increase in research and development expenses of approximately $109,000 consists of a $118,000 increase in external research and development, a $12,000 increase in salaries and wages, a $27,000 increase in bonus expense, a $40,000 decrease in stock compensation expense, and a $28,000 decrease in transition costs. The increase in external research and development was due to the hiring of a third party to test new software and the hiring of additional offshore developers. The increase in salaries and wages was due to the hiring of new software engineers in 2010 and was offset by a role change for one member of our management team who moved into a sales role in October 2009. His compensation was formerly reported within research and development, but is now reported within selling, general, and administrative expenses. The increase in bonus expense is due to the addition of three employees to the bonus pool as well as an increase in the accrual rate due to the anticipation of paying out increased bonuses compared to the prior year. Stock compensation expense decreased due to the increase in the estimated forfeiture rate used to calculate the total expense to be recognized on stock based compensation. The decrease in transition costs was related to the closure of the Andover office in 2009.

Depreciation and Amortization. Depreciation and amortization consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization combined increased by approximately $62,000 for the nine months ended September 30, 2010. This increase was due to property additions in 2010 and the second half of 2009.

Other Income (Expense), net. Other income/expense mainly consists of interest income. Other income for the nine months ended September 30, 2010 was from interest on short-term investments and interest on a Texas margins tax refund. Other expense for the nine months ended September 30, 2009 was a loss on fixed assets which was offset by interest on short-term investments. The loss on fixed assets of approximately $53,000 in 2009 was largely due to not being able to sell the furniture that we removed during the renovation of our office space and having to completely write off the net book value of the property.

Income Taxes. Our effective tax rates were 27.8 % and 18.2% for the nine months ended September 30, 2010 and 2009, respectively. The effective tax rate was less in 2009 due to a large for stock option expense. For 2010, the most significant item that affected our effective income tax rate relates to the deduction for domestic production activities (“DPAD”) which was offset by non-deductible incentive stock option expense, and state income taxes. The rate on the DPAD deduction increased from 6% to 9% in 2010.

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

During the nine months ended September 30, 2010, approximately 30% of our sales came from customers outside the United States. All sales are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

In January 2010, GlobalSCAPE was named as one of a number of defendants by Uniloc USA, Inc. and Uniloc (Singapore) Private Limited in a complaint filed in the United States District Court for the Eastern District of Texas Tyler Division for patent infringement of a single U.S. patent. The complaint alleged that GlobalSCAPE infringed on a patent that utilizes a system for activating software products through a registration process. In September 2010, the complaint was dismissed with prejudice and the Company did not make any payment in conjunction with the dismissal.

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

GLOBALSCAPE, INC.

November 10, 2010	By:	/s/ Mendy Marsh
Date		Mendy Marsh
Vice President and Chief Financial Officer (Principal Accounting Officer)