Form 10-K
period 2010-12-31
GLOBALSCAPE INC
filed 2011-03-30
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

☐  Yes    ☒    No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $24,653,371 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $2.58 per share on such date on the NYSE Amex Stock Exchange.

As of March 11, 2010 there were 17,943,401 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on June 2, 2011, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro® Enhanced File Transfer Server® and design, Mail Express®, Availl® and CuteSendIt® are registered trademarks of GlobalSCAPE, Inc. Secure FTP Server™, WAFS™, CDP™, DMZ Gateway™, Advanced Workflow Engine™, AS2™, AWE™, CuteFTP Lite™, Mail Express™, Total Path Security™ and appShield™ are trademarks of GlobalSCAPE, Inc. Other trademarks and trade names in this Annual Report are the property of their respective owners.

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

“SaaS” or Software-as-a-Service uses hosted, cloud computing approaches in which the customer additionally does not need to install the underlying software on its own computer systems to access the application.

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

Company Overview

We provide secure information exchange capabilities for consumers and enterprises through the development and distribution of software, delivery of managed and hosted solutions, and provision of associated services. Since our organization in 1996, we have evolved from a company focused primarily on personal file transfer products, sold over the Internet, to a solution provider deriving over 90 percent of revenue from sales to small and medium business, or SMB, and enterprise customers worldwide.

Today, we have thousands of enterprise customers and more than one million individual consumers in over 150 countries. In addition, our solutions are used by more than 20,000 U.S. Army users deployed worldwide. We operate primarily in the Managed File Transfer, or MFT, industry. Directly, and through partner infrastructure, we also operate in the cloud services industry and, in February 2011, announced our entry into the antivirus segment of the endpoint security market with the development of a consumer “whitelisting” product, appShield. With the recent solution additions described in this report, we are continuing our evolution from an ‘MFT company’ into adjacent solution spaces applicable to Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security solutions like appShield).

Our solution portfolio facilitates delivery of critical information such as financial data, medical records, customer files and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements. In addition, these solutions help customers comply with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners.

Our initial product, CuteFTP, a file transfer protocol client program used mostly by individuals and small businesses, was first distributed in 1996 over the Internet and achieved significant success and popularity. Since then, we have continued to enhance our portfolio of products to meet the increasing demand for secure information exchange, primarily in the MFT industry. Our capabilities have evolved from personal and small business MFT products to include standard and enterprise versions of our Enhanced File Transfer Server software, with an increasing number of add-on modules that provide additional capabilities such as ad hoc file transfer, advanced auditing and reporting, government-validated cryptography, and workflow automation. We have also developed Wide-Area File Services (“WAFS”), and Continuous Data Protection (“CDP”) software which further enhances the ability to replicate, share and backup files within a wide area network or local area network (“WAN or LAN”), at WAN and LAN speeds.

Most recently, we have launched managed e-mail attachment, software-as-a-service (SaaS), and cloud-based subscription solutions for information sharing solutions. Our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.

The addition of managed cloud-based subscription solutions to our portfolio in the third quarter of 2010 is a significant change in our manner of conducting business because it provides recurring revenue which builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. While we are in the very early stages of growing our subscription services, we continue to define, develop, and deliver additional solutions such as the Hosted Enhanced File Transfer Server (“Hosted EFT Server”) offering, announced in February 2011. Hosted EFT Server is a scalable and tiered service, structured for the SMB market, that also allows customers of all sizes to outsource all or part of their complex and demanding secure information exchange needs.

Also in February 2011, we announced development of appShield, a consumer “whitelisting” solution designed to defeat malicious software applications by allowing only designated applications and executables (i.e., those on the “whitelist”), to run on protected systems. This approach changes the paradigm of traditional “blacklisting” solutions, such as antivirus software, which typically use signature-based approaches to identify, quarantine, or block execution of an exponentially growing number of malware threats.

Industry Background

Our primary industry is known as managed file transfer. Through the Total Path Security framework, directly and with partners, we also operate in the cloud services industry and (with development of appShield) in the antivirus segment of the endpoint security market. The MFT and endpoint security markets grew from mainstream adoption of the Internet, the subsequent exponential growth in data and information sharing, and the growing realization that information is a significant business currency requiring appropriate security, management, auditing, and reporting, and also subject in many cases to regulatory and privacy requirements. Similarly, the cloud services market arose from recognition that the Internet allows ubiquitous, global access to data and information services. By leveraging Internet technologies, and delivering services through appropriately secured and managed shared resources, cloud-based solutions allow businesses and other organizations to achieve economies of scale and greater operational agility. Cloud solutions also can support individual consumer needs for information access and sharing at very affordable costs.

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

The MFT industry has its technical origin in the file transfer protocol. FTP dates back to 1980 (RFC 765, later superseded by RFC 959), with even earlier RFCs guiding prior attempts to establish standards for file transfer protocols. The use of file transfer protocols increased dramatically with the explosive growth of the Internet and the World Wide Web during the 1990s. The MFT industry arose from recognition that FTP, alone, does not provide adequate security and management capabilities for file transfers. MFT solutions offer a greater degree of security and control than FTP. Features available in MFT solutions now include integrated security, auditing capabilities, performance monitoring, and reporting. The MFT industry includes low cost, or even free, solutions that offer basic capabilities. However, businesses and even individuals procure more advanced solutions that provide scalability, enhanced security options, automated workflow, dedicated maintenance and support, and other features that facilitate high-confidence, cost effective file transfers.

Cloud computing is a model for enabling convenient, on-demand network access to a shared pool of configurable computing resources (e.g., networks, servers, storage, applications, and services) that can be rapidly provisioned, released, and scaled to meet requirements. The movement to cloud services is analogous to the telecommunications shift from dedicated point-to-point circuits to a delivery model in which the entire telecommunications infrastructure potentially can be used to establish, maintain, and manage individual connections on an as-needed basis. Cloud implementations may be public, private, community or a hybrid combination. In a private cloud, the cloud infrastructure is operated solely for an organization. Within a community cloud the cloud infrastructure is shared by several organizations and supports a specific community that has shared concerns (e.g., mission, security requirements, policy, and compliance considerations). Conversely, in a public cloud the cloud infrastructure is made available to the general public or a large industry group. A hybrid cloud is a composition of two or more clouds (private, community, or public) that remain unique entities but are bound together by standardized or proprietary technologies that enable data and application portability (for example, cloud bursting for load-balancing between clouds).

The endpoint security market includes solutions implemented to protect individual host systems (known within the IT industry as endpoints). Specific solution categories include antivirus (including anti-spyware and anti-adware), behavior-blocking, firewall, and intrusion prevention software. While even early mainframe systems included basic user access controls, the Internet and resulting extension of computing systems to exponentially growing numbers of endpoints launched the current endpoint security market. Computer viruses, and other malware, have increased significantly in number and sophistication since the 1990s. The same Internet infrastructure that facilitates legitimate personal and business operations potentially allows malware to spread with remarkable speed and damaging effect. Antivirus software has evolved from definition, detection, and blocking of specific malware ‘signatures’ to more sophisticated heuristic and reputation-based approaches that attempt to address the variability of malware and, specifically, malware authoring techniques that allow malicious software to change signatures automatically over time. These polymorphic viruses and other newly created malware programs constitute the “zero day” threat that evades detection by traditional signature-based antivirus software. In recent years, application whitelisting has emerged as a technique for countering the most sophisticated malware. With application whitelisting, only applications and specific executables on an administrator or user-defined list of approved programs (the whitelist) are permitted to run on the protected system. Whitelisting solutions have been deployed on a limited scale in enterprises, and some consumer antivirus products now also have some whitelisting features.

The need for MFT and endpoint security solutions is particularly strong for organizations faced with a daunting array of privacy and security challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory and privacy requirements include federal legislation and regulations such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act (GLBA),the Federal Trade Commission Red Flags Rules, as well as state legislation and regulations in the U.S such as California Senate Bill (SB) 1386 and the data security regulations issued by the Massachusetts Office of Consumer Affairs and Business, as well as the extraterritorial requirements such as the European Union’s Privacy Directive, some of which impose severe penalties for improper disclosure of confidential information. Additionally, industry best-practices such as the Payment Card Industry Data Security Standard (PCI DSS) and self-imposed business requirements lead to the need for consumer information, intellectual property and trade secret protection and controls. These measures offer protection against disclosure of proprietary information and also reduce corporate risks associated with the potentially devastating consequences of security breaches.

Software Products

Managed File Transfer Solutions — Our MFT solutions are best known for the CuteFTP product line. They primarily consist of products that help users securely move and copy files on the Internet. FTP, along with more secure protocols such as SFTP, FTP/S, and HTTP/S, requires two software programs: a client program to start a transfer and a server program to accept the connection. Our MFT product line includes CuteFTP Pro, CuteFTP Home, CuteFTP Lite, and Enhanced File Transfer Server. A substantial portion of our revenues is derived from licensing our file management products, especially Enhanced File Transfer Server.

Cute FTP Programs

CuteFTP. CuteFTP is a “client-side” program, meaning that it permits a user to request a file from or send a file to an FTP server or host computer. The user base for this program ranges from corporate IT professionals who use it to transfer data between locations via the Internet to individual Web site operators who use it to upload their Web pages to their Web hosting provider. CuteFTP simplifies use of file transfer protocol by hiding the technical processes behind a user-friendly, graphical user interface, which allows users to “drag and drop” files between computers. CuteFTP has won several awards, including the CNet Editors’ Choice award, and has been favorably reviewed in leading online and print trade journals such as PC Magazine, WindowsNT, Yahoo Internet Life, CNet’s Download.com and Tucows, as being the most powerful, easy-to-use file transfer protocol program available. We offer CuteFTP in German, French, Spanish, Japanese, Traditional and Simplified Chinese, Russian, Portuguese and Turkish.

CuteFTP was first distributed as a commercial product by GlobalSCAPE in April 1996. In October 2003, we released CuteFTP Mac, our easy-to use FTP client for the Macintosh operating system. CuteFTP Mac incorporates many of the popular features of CuteFTP for Windows, while adhering to Apple’s Aqua® interface and usability guidelines. In 2008, we delivered the initial release of CuteFTP Lite, adding an entry-level FTP product to our solution portfolio.

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

Server-Based Managed File Transfer Programs

Our server software programs are designed to provide businesses with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. Our server solutions also offer substantial ease-of-use advantages compared to competitive products.

During 2009, we introduced Enhanced File Transfer Server, or EFT Server, Version 6, a rebranded version of our Secure FTP Server software with many new features and enhancements. Our legacy Secure FTP Server and EFT Server solutions are now available as EFT Server and EFT Server Enterprise, respectively. With the rebranding, we adopted a common, scalable solution platform that accommodates a broad family of add-on modules to support our customers’ complex information sharing needs, while also maintaining appropriate backward compatibility with our legacy solutions. During 2010, we released a new multi-platform version of the DMZ Gateway solution that replaces the previous Windows-only version

Enhanced File Transfer Server. Enhanced File Transfer Server complements CuteFTP Pro and other third party FTP clients by enabling encrypted transfers using SSL, SSH2 and advanced S/KEY password encryption. When used with CuteFTP Pro, Enhanced File Transfer Server offers a complete digital certificate management system, giving system administrators the ability to manage digital certificates, as well as initiate back-end processes with other customer systems. The latter functionality can be used as a partial or total replacement for more complex enterprise-level electronic data interchange systems, or EDI. Additional features include remote management capability, the ability to operate multiple FTP sites with unique user management from a single server, and the ability to manage user accounts with advanced settings for maximum security and control.

With the release of Version 6, Enhanced File Transfer Server supports add-on modules and software such as the Auditing and Reporting module, High-Security Payment Card Industry module, OpenPGP module, Web

Transfer Client, Secure Ad hoc Transfer module, DMZ gateway, and FIPS 140-2 validated cryptographic libraries. Enhanced File Transfer Server Version 6 and the latest version of CuteFTP Pro also received the Certificate of Networthiness (CoN) from the U.S. Army Network Technology Command (NETCOM) during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions. The availability of add-on modules, and migration to a common software code base with Enhanced File Transfer Server Enterprise have dramatically increased the capabilities of EFT Server, as compared to the legacy Secure FTP Server.

Enhanced File Transfer Server was first released in January 2002, as Secure FTP Server. Secure FTP Server has been favorably reviewed by leading publications including Server Watch and File Forum.

Enhanced File Transfer Server Enterprise. Enhanced File Transfer Server Enterprise is an enterprise file server, building on the base features of Enhanced File Transfer Server. Enhanced File Transfer Server Enterprise supports large-enterprise installations and is compatible with the Advanced Workflow Engine (AWE) module released by GlobalSCAPE in 2009. The AWE Module provides over 200 built-in “drag and drop” workflow actions, including sending SNMP traps, communicating with mainframe computers, redirecting or relocating files, integrating SQL and XML capabilities, and executing third-party applications, custom programs, and batch files.

Enhanced File Transfer Server Enterprise also supports the Applicability Statement 2 (AS2) protocol, encrypting file system (EFS), the multi-site (and, as of early 2010, multi-platform) version of DMZ Gateway, two-factor authentication, active directory administration, Oracle DBMS, and many more enterprise capabilities.

Enhanced File Transfer Server Enterprise was first released in November 2004 and has been favorably reviewed by leading publications including Server Watch and Network Products Guide, which named EFT Server a winner of a 2010 Product Innovation Award for Managed File Transfer.

Wide-Area File Services and Continuous Data Protection Solutions — Our Wide Area File Services, or WAFS, software provides a file sharing, collaboration, and replication solution over multiple sites. WAFS technology can have our CDP product added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities but doesn’t compromise data sharing and protection.

Wide Area File Services. Our WAFS software delivers a unified and accelerated file access system, instant file-sharing and server-to-server mirroring across any distance, with full coherency and at near-LAN access speeds. WAFS delivers a true wide area file solution for collaboration. Continuous, real-time multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization, no matter where a change in any file is made. The data is mirrored between servers on the LAN, virtual private network, or across firewalls in real time, with full support for file locking ensuring coherency. Our WAFS product ensures bandwidth efficient WAN utilization, and that users have access to the most recent data. The off-line mode ensures continued data access in the event of WAN or server outage. Our WAFS software is easy to deploy and manage remotely. During 2009, we announced a significantly enhanced version of WAFS, including support for the Autodesk® Revit® Architecture construction and design application, along with broader enhancements that improve data replication performance and collaboration capabilities. During 2010, we announced additional performance enhancements to the WAFS solution, focused on file upload and download time improvements.

CDP. Our CDP continuous backup software transparently and continuously captures data from local and remote servers, eliminating the backup window and restoring data rapidly. Our software-only solution supports the ability to backup any number of branch servers or remote laptops to one or more centrally located systems. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots. Bandwidth requirements are minimal since only file differences are transferred to the backup system.

Managed E-mail Attachment Solution — Mail Express. Not all customers will use FTP or even traditional MFT solutions, to transfer large files. Some customers prefer using their familiar e-mail application to send and receive large files such as images, video, data files, etc. However, e-mail traditionally has been ill-suited to delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than even 10 or 20 MB.

Mail Express is a software add-in (also sometimes referred to as a plug-in) compatible with Microsoft Outlook. The add-in transparently redirects e-mail attachments, up to 25 GB in size, for delivery in accordance with administrator-defined policies. Attachments specified in the policy (for example, by type or size) are replaced in the e-mail message with a hyperlink; the files are transferred securely to the Mail Express server. The e-mail recipient clicks the hyperlink and is able to download the files from the Mail Express server using standard web-based download procedures with all communications using HTTPS (SSL or TLS encryption). This approach can ease the load on the e-mail infrastructure and the long-term storage requirements associated with e-mail attachments. Mail Express also allows enhanced tracking and auditing of the file attachments through read receipts and log files. Mail Express requires little or no user training because the add-in is transparent from the perspective of the sender and the recipient is able to use a familiar web browser for downloading the attachments.

Mail Express was first released in December 2008. During 2010, we released Mail Express 3, a significant improvement over prior versions. The improvements in Mail Express 3 introduced two-way file sharing and collaboration and also improved the administrator experience through enhanced workflow in the user interface and a simplified deployment process.

Endpoint Security Solution — appShield. In February 2011 we announced ongoing development of appShield, a consumer endpoint security solution to protect computers against the rapid growth of viruses and other malicious software. The appShield solution is based on proven enterprise-level application whitelisting technology from CoreTrace Corporation, the recognized leader in dynamic and client-based application whitelisting. Previously, in 2010, we entered into a reseller agreement with CoreTrace, under which we resell CoreTrace’s BOUNCER enterprise whitelisting solution.

Unlike traditional “blacklisting” solutions, such as antivirus software, that attempt to detect and remove infected files and applications running on a computer, whitelisting allows users to lock servers, personal computers, and other devices into a known, trusted state and allows only approved applications to run. By ensuring that only approved applications can run, appShield automatically blocks unauthorized applications—including viruses and rogue applications that may have been inadvertently downloaded from email, websites, or social media, for example.

Maintenance and Support

We offer maintenance and support, or M&S, contracts for all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of our M&S contract. Standard technical support services are provided via e-mail and telephone during our regular business hours. Optionally, for Enhanced File Transfer Server Enterprise and WAFS software we offer a Platinum M&S contract which provides access to emergency technical assistance 24 hours per day 7 days a week.

Cloud-based Services

GlobalSCAPE Managed Solutions — During 2010, we announced that we had executed a partner agreement with Rackspace Hosting, Inc., a world leader in the hosting and cloud computing industry. Through Rackspace’s infrastructure, GlobalSCAPE delivers cloud-based managed file transfer solutions for the secure exchange of business-to-business data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security.

Managed Information Xchange. Our Managed Information Xchange, or MIX, service delivers a hosted and managed MFT solution that enables cost effective, secure exchange of business-to-business data, including large files and sensitive data. MIX is a fully GlobalSCAPE-managed solution for companies seeking complete support for the contracted services. The tiered service allows customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. Available solution tiers range from trial and proof-of-concept implementations to enterprise-scale managed services.

Key benefits and features of the Managed Information Xchange offering include: “pay as you go,” flexible pricing that helps customers eliminate upfront capital expenditures; reduced ongoing maintenance expenses, including hardware, software, personnel, utility services, and backup costs; improved IT infrastructure reliability and performance enabled by the Rackspace global infrastructure.; easy and rapid deployment with scalable processing and storage capabilities; the market-leading features and security capabilities of our Enhanced File Transfer Server solution adopted by thousands of customers worldwide; and operation of the cloud-based secure file transfer capability by our technical resources, in accordance with service level agreements.

We introduced our MIX solution in July 2010. In February 2011, Info Security Products Guide a leading information security advisory guide, recognized MIX as the winner of the 2011 Global Excellence Award in the Cloud category. The Info Security Product Guide recognition, together with previous awards received for Enhanced File Transfer Server, establishes an initial portfolio of industry and market validations for our cloud-based solutions.

Hosted Enhanced File Transfer Server. In February 2011, we announced availability of our Hosted Enhanced File Transfer Service. This service expands our cloud-based solution portfolio by integrating a hosted version of our market- Enhanced File Transfer Server solution with infrastructure from Rackspace Hosting. This scalable and tiered service is structured for the SMB market, and also allows customers of all sizes to outsource all or part of their complex and demanding secure information exchange needs. Through such outsourcing, customers can greatly reduce costs, increase efficiencies, track and audit transactions, and provide a greater level of security and compliance, at affordable price points. The Hosted EFT Server offering delivers these benefits while allowing direct customer management of the Enhanced File Transfer Server solution (as contrasted with the fully managed MIX service)

Software as a Service Solution — CuteSendIt. A SaaS, solution delivers a software application over the Internet, or across other networks, to users on an on-demand basis. The SaaS delivery model allows central administration and maintenance of the application with user access provided through a provider hosted website. SaaS appeals to many prospective customers because it uses cloud computing approaches in which the customer does not need to install special software on the computer systems accessing the application. Also, SaaS eliminates the need for the customer to purchase, install and maintain servers and other IT infrastructure to use and maintain the software.

Our SaaS solution, CuteSendIt, is a file transfer service for individuals, professionals, and businesses. CuteSendIt uses cloud computing approaches to deliver files through a hosted web portal. This solution approach meets the needs of users who do not have, or wish to invest in, file transfer infrastructure such as FTP servers or even client application software. The solution scales from single-user to multi-user licensing with varying file transfer capabilities based, for example, on a maximum number of files, the aggregate data volume for files transferred each month, and the amount of long-term online storage required for the files. Depending on the necessary level of service, CuteSendIt is available in plans ranging from a free plan up to a multi-user plan for $79.99 per month.

Users access the CuteSendIt web portal at www.cutesendit.com which is also accessible from the GlobalSCAPE site. From there the portal users can upload files to a CuteSendIt hosted server managed by GlobalSCAPE or its partners for delivery in accordance with the previously selected licensing. CuteSendIt delivers the files, using SSL encryption for the paid plans, by sending an e-mail message to the recipients. The body of the e-mail message contains text entered by the sender through the portal. The e-mail messages also include hyperlinks to the files. The e-mail recipient clicks the hyperlink and is able to download the files from the CuteSendIt server using standard web-based download procedures. CuteSendIt was first released in July 2008.

Professional Services

We offer a range of professional services to complement our software and cloud-based solutions. These professional services include product customization and system integration, solution “quickstart” implementations, business process and workflow, policy development, and education and training. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary to support certain solution implementations and integrations.

Product Customization and System Integration — Through our product customization and system integration services, we customize the branding, reporting, and administration capabilities of our solutions to meet specific customer requirements. Typical deliverables include customized implementations, documentation for installations and customizations, and the installer programs necessary to install or reinstall the applicable solutions, drivers, and other software included in the customization and systems integration project.

Custom Branding. Custom branding services allow customers to incorporate logos, different fonts, colors, hyperlinks, and additional text within the Web Transfer Client and the SAT Module used with our Enhanced File Transfer Server solution.

Custom Reporting. Custom reporting services leverage the flexibility and power of the ARM Module, to deliver customer-specific formatting and content, using data tracked within the Enhanced File Transfer Server solution. Custom reporting services also can provide customers with a web browser-accessible reporting module for the Enhanced File Transfer Server solution. This module allows users to generate reports without requiring administrative access to the Enhanced File Transfer Server.

Custom Administration and System Integration. Custom administration and system integration services provide web-based administration and development capabilities for our Enhanced File Transfer Server solution. A browser-accessible administrative module facilitates sub-domain administration of Enhanced File Transfer Server through separation of duties. The web-based user provisioning does not require full administrative access to the Enhanced File Transfer Server and provides convenient access without the need to install client software. Other web services-based customizations expose much of the functionality within the Enhanced File Transfer Server component object model (COM) application programming interface (API). Exposure of the COM API allows integration with a customer’s existing IT infrastructure via open standards.

Solution Quickstart Implementation — Our Quickstart Implementation services accelerate implementation of our file transfer solutions within customer IT environments. Our engineers lead the product installation and configuration and provide training and knowledge transfer to customer administrators. Quickstart Implementation services are available for the Enhanced File Transfer Server and WAFS secure information exchange solutions. Typical deliverables include requirements documentation, implementation plans, and configuration documentation.

Business Process and Workflow — Business Process and Workflow services include workflow site surveys and implementation of the AWE Module used with our Enhanced File Transfer Server solution. The workflow site surveys assist customers with documenting business processes as they pertain to information delivery and sharing associated with file transfers. Typical deliverables include business process documentation for file transfers, recommendations for process automation, workflow implementation and use documentation, and installation of the AWE Module for use with the Enhanced File Transfer Server solution.

Policy Development — Policy Development services help customers establish and implement file transfer policies that address regulatory requirements and comply with corporate policies. Typical deliverables include a map or census of existing file transfer policies, standards, and procedures; recommended improvements based on our best practices; and updated policy documentation with customer-approved improvements.

Education and Training — Education and Training services provide classroom and hands-on instruction for implementing, maintaining, and optimizing our secure information exchange solutions. Intermediate and advanced classes cover the use of our Enhanced File Transfer Server solution. We also provide business process instruction tailored to the AWE Module. We can deliver training at customer facilities or from our San Antonio location. Typical deliverables include the instruction hours plus training materials and solution documentation.

Longer-Term Engineering Services—In addition to the previously described professional services, we have developed our capacity to deliver longer-term engineering services. During the third quarter of 2010 we announced that we are a subcontractor on the McLane Advanced Technologies (MAT) industry team that won a $52.3 million re-compete contract for the U.S. Army Standard Army Maintenance System (SAMS-E). Work on this three-year contract began late in 2010. As part of the MAT industry team, we are providing professional and technical services to support the SAMS-E program, including the Enhanced File Transfer Server (known as Secure FTP Server before the release of Enhanced File Transfer Server 6 in early 2009) and CuteFTP solutions integrated into the SAMS-E environment. We have deployed several engineers onsite at the MAT facility in Temple, TX, and potentially may adjust the size of this team as required to best support contract requirements. Our increased capacity to deliver longer-term professional services also may be applicable to the commercial sector as we work closely with our enterprise customers to help them best sustain their secure information exchange solutions and infrastructure.

Sales and Marketing

In recent years, we have increased our emphasis on developing our direct sales staff and reseller channels to capture those sales that require individual attention. For example, sales of our more complex enterprise solutions, such as Enhanced File Transfer Server, WAFS and Mail Express, sales to larger enterprises, and sales of managed solutions and M&S contracts are delivered by our direct sales staff and resellers.

We provide both our sales staff and our resellers with training and professional development opportunities to ensure that they are capable of meeting the needs of our prospects and customers. These sales team development activities focus on technical and process-oriented topical areas to enhance the ability of our sales team to identify prospects, best position our solutions, and develop pipeline opportunities into sales.

Our reseller and distributor relationships allow us to increase our market reach, including pursuing international sales. We have established such relationships within specific industries, such as the government sector, and in multiple geographies outside of North America, for example in Europe, Australia, Asia, Latin America, and Africa.

We also sell our file transfer client programs, such as CuteFTP, as well as Enhanced File Transfer Server and certain of our enterprise solution add-on modules via download from our Web site, www.globalscape.com. Prospective buyers may use certain of our software products for free during an evaluation period of up to thirty days. The programs are automatically disabled if a license is not purchased by the end of the trial period. Our software is also available for download from a variety of independent Internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia.

Post-sale, we provide customers with both free and contracted support. To facilitate self-help for common inquiries and issues, we provide free customer support via a searchable knowledge base on our website. We also sell maintenance and support plans to customers requiring assistance from our support services team.

Our marketing activity during 2010 consisted primarily of online paid advertising (for example, Google AdWords), improvement of natural search-engine results, marketing communications initiatives such as press releases and increased media outreach, and attendance at occasional industry trade shows, such as the RSA Security Conference. Our reliance on online paid advertising has declined in recent years as we have transitioned to a more strategic business development and sales approach, as reflected in the substantial increase in our enterprise sales. We also have reduced our reliance on online paid advertising by conducting periodic search-engine optimization to enhance our ranking for particular key words in natural search results of major search engines.

We also leverage our website for certain marketing communication activities. The CuteFTP products, in particular, are well known and easy to install and use. This makes them good products for attracting users to our website. We implemented a major redesign of our website in 2010 to provide a more solution-oriented perspective of our business, improve site navigation, and provide additional opportunities for visitors to contact us through the website.

Customers

Our solutions have been sold to most of the Fortune 100. Our customers are international, with our products having been sold into more than 150 countries. No single customer accounts for more than 10 percent of our revenue.

We derive most of our revenue from commercial customers in the U.S., U.K., Canada, and Australia. Our primary commercial vertical markets include finance, health care, energy, retail, manufacturing, and engineering. We also have a significant customer base in the local, state, and federal government spaces. We continue to pursue additional government business by leveraging our certifications and industry validations.

Seasonality

Our products are marketed to individuals as well as large organizations. As a result of this mix within our customer base, we did not experience significant seasonality in our sales during 2010, nor do we expect seasonality to have a significant impact on sales in 2011.

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

All phases of development, including scope approval, functional and implementation design, object modeling and programming, are subject to extensive internal quality assurance testing. During 2010, we continued our prior focus on improving our quality assurance testing infrastructure and practices. Technical reporting, for example through WinQual, and customer support feedback during 2010 confirmed the continuing positive effect of our enhanced R&D and quality assurance processes.

For the years 2010, 2009 and 2008, we spent approximately $3.0 million, $2.8 million and $2.8 million, respectively, on research and development all of which was expensed. We expect to continue to increase our research and development spending in 2011 as we focus on improving our current products and introducing new products.

Competition

The file management, content management and Web development software market sectors are intensely competitive, subject to rapid change and are significantly affected by new product introductions and other activities of market participants. Our primary competitors vary by product and are listed below.

We have limited information regarding our products’ market shares in their respective categories. Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do. Significant competition characterizes the markets for our traditional MFT products and we anticipate that we will continue to face increasing pricing pressures from competitors in the future. Moreover, given that there are low barriers to entry into the software market, and the market is rapidly evolving and subject to rapid technological change, we believe that competition will persist and intensify in the future. With these market forces we have experienced price decreases on some products and faced price pressure from free and low cost competitors over the last several years. A reduction in the price of our products would negatively affect gross margin percentage, and would require us to increase software unit sales, in order to maintain net revenues at existing levels. For more discussion on the risks associated with our competition, you should read the information under “Risk Factors — Risks Related to Operations.”

CuteFTP Home and Lite. CuteFTP exists in a highly competitive environment with numerous FTP software utilities available on the Internet. We believe our primary competitors are WS_FTP from Ipswitch, Inc. and FTP Voyager by Rhino Software, Inc. CuteFTP was the second Windows-based FTP client to market and is consistently among the most frequently downloaded FTP clients on popular download sites. CuteFTP Mac, our FTP client for the Macintosh platform, competes with Fetch, by Fetch Softworks, Interachry, by Stairways Software Pty Ltd., and Transmit FTP, by Panic Inc.

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

Enhanced File Transfer Server Enterprise. EFT Server Enterprise competes in the managed file transfer server market. We believe our primary competitors are Axway (Tumbleweed), IBM-Sterling Commerce, Proginet-Tibco, SSH’s Tectia and Ipswitch (with their purchase of MOVEIt DMZ). EFT Server Enterprise has the advantage of being very cost effective in its market while leveraging and extending the security and file management features of our other FTP products.

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

Mail Express. Mail Express competes in areas of the file transfer market associated with e-mail attachment offloading. We believe our primary competitors are Accellion, Proginet-Tibco, Leapfile, and Biscom. Mail Express has the advantage of centralized policies for outbound file attachments and a transparent end-user experience, which allows for rapid customer deployments.

CuteSendIt. CuteSendIt competes in the SaaS, segment of the file transfer market. There are a large number of competitors, but we believe our primary competition includes YouSendIt, LeapFILE, Dilbert Files, Dropbox, DropSend, SendThisFile, Box.net, and Pando. CuteSendIt has the advantage of supporting multiple users, allowing larger files to be sent, and providing additional file tracking. However, some of the competitors offer significant capabilities for free.

Cloud-based Managed Solutions for Secure Information Exchange. Our MIX and Hosted Enhanced File Transfer Server solutions compete with MFT SaaS solutions. We believe our primary competitors are Ipswitch, Axway, IBM-Sterling Commerce and Accellion. MIX and Hosted Enhanced File Transfer Server have the advantage of leveraging cost effective, secure hosting and cloud infrastructures, as well as Enhanced File Transfer Server management services provided by GlobalSCAPE’s experts.

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

Privacy Laws. As our business evolves to incorporate more cloud and SaaS solutions, we will receive, transmit, and store more and more information and as a result we may be subject to various federal and State regulations regarding the protection of personally identifying information. Applicable laws may include, without limitation, federal laws such as the GLBA and HIPAA, as well as state and regulations in the U.S., as international laws and regulations including the European Union’s Privacy Directive. In the event our systems are compromised by an unauthorized party, many of these privacy laws require that we provide notices to our customers whose personally identifiable data we reasonably believe may have been compromised. To mitigate the risk of compromised information, we use encryption and other security to protect our databases.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees and independent contractors, resellers, and corporate partners, and we enter into license agreements with respect to our software, documentation, and other proprietary information. Our standard license agreements are transferable only in limited circumstances and have a perpetual term and our hosted solutions restrict access and have a definite term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment, and networks.

Our trademarks, copyrights and technology are central to our business. We have U.S. federal trademark registrations for GlobalSCAPE and design, CuteFTP, CuteFTP Pro, CuteSendIt and design, Enhanced File Transfer Server and design, Mail Express, Availl and SnapEdit and pending U. S. federal trademark applications for appShield and design, Mail Express and design, CuteSendIt and design, DMZ Gateway, Stop Tomorrow’s

Viruses Today, Total Path Security, Stop to Ask and other products on our roadmap. We have trademarks registered in the European Union for GlobalSCAPE and pending in Canada. We have obtained twenty-seven United States copyright registrations for all but the most recent versions of our software applications, and have applied for registration for the most recent versions. We also currently have one patent and one patent application in the U.S.

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

Employees

As of February 28, 2011, we had 83 full-time and 1 part-time employee organized within eight functional areas. The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	12
Research and Development	16
Quality Assurance	4
Marketing	3
Information Services	8
Professional Services	5
Sales	19
Customer Support	17

Total	84

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

Risks Related to Our Operations

Our addition of subscription services, such as our cloud-based Managed Information Xchange and Hosted Enhanced File Transfer Server solutions announced in 2010 and early 2011, may adversely impact our prior revenue growth in the near term as some opportunities that otherwise would have materialized as software license sales potentially shift to subscription-based sales.

Much of our revenue growth in recent years has been derived from sales of software licenses for our enterprise solutions, especially Enhanced File Transfer Server. Software license sales typically are intended for implementations on customer premises and are recognized into revenue when delivery of the software has occurred and collection of fees from the customer is deemed probable.

In practice, software sales typically are recognized into revenue within 30 to 90 days of the sale. Subscription services, on the other hand, are recognized into revenue as the services are delivered (assuming collection is deemed probable), typically on a monthly basis. Therefore, only a fraction of the total value of a subscription services sale is recognizable into revenue each month. This fraction becomes less as the contract term increases from 12 to 24, or even 36 months.

The impact of subscription services on prior revenue growth trends depends on several key factors, including the number of customers who may shift from software licenses to subscription services, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service. Generally, for a fixed number of opportunities (that is, without considering the possibility that a new service offering may result in additional sales opportunities), addition of subscription services reduces revenue growth rates for several quarters for the associated solutions until cumulative subscription revenue increases and, potentially, surpasses comparable software license revenue. The revenue impacts are particularly pronounced early in the introduction of subscription services because there has been only a short time period for accumulation of the recurring revenue stream.

Because we announced our subscription services relatively recently, in the third quarter of 2010, there is no historical basis for quantifying some of these key risk factors or assessing the extent to which availability of our new subscription services may increase the total number of sales opportunities. Therefore, it is difficult to predict the impact of our cloud-based subscription services on our prior revenue growth trends. However, revenue derived from sales of our Enhanced File Transfer Server solution, the comparable on-premises software solution in our portfolio, is most subject to transitory risk from the introduction of these subscription services.

Entry into adjacent markets with new solutions is a significant element of our business strategy. Our future growth may be limited if our new solutions do not achieve significant market traction or achieve traction more slowly than anticipated.

We have announced several new solutions since the beginning of 2010, including our Managed Information Exchange and Hosted Enhanced File Transfer Server cloud-based solutions, the appShield consumer security solution, and a new version of Mail Express. Through introduction of these solutions, we are entering the cloud services and endpoint security markets and, with the new release of Mail Express, extending our capabilities in the MFT market.

We believe the cloud services and endpoint security markets potentially provide significant upside to our historical MFT business results. However, entering and gaining traction in such markets will require that we market, sell, and support these solutions effectively. Each of these success factors has inherent risks due to, for example, our limited corporate expertise in the adjacent markets and the possibility that the specific buyers of solutions in these adjacent markets may be different from the buyers with whom we interact throughout our traditional MFT sales cycle. In addition, entering, obtaining traction, and sustaining growth in these markets requires investments in engineering, marketing, sales, customer support, and internal business systems.

Because our experience suggests that it may take several quarters, or even longer, to obtain market traction with a new solution and identify the trends necessary to develop projections of future business performance, it is difficult to determine when, or if, these investments will be offset by increased sales and revenue. Therefore, entry into new markets like cloud services and endpoint security may adversely impact our financial results in the future.

Fluctuations in professional services revenue may be greater than experienced in previous reporting periods and have a disproportionate impact on our financial results. For example, increased professional services sales, especially to the government, may result in lower earnings as a percentage of revenue.

Our solution portfolio includes software licenses, subscription services, and professional services. Because they are relatively labor intensive, professional services typically have substantially lower margins than software solutions and subscription services. However, these services represent a strategic capability that helps customers plan, implement, and sustain our solutions and also provide us with the demonstrated past performance necessary to participate in certain procurements.

Professional services historically have been an immaterial contributor to our revenue and earnings, typically representing much less than five percent of our revenue. However, since the third quarter of 2010 we have added several engineers to the McLane Advanced Technology (MAT) industry team supporting the US Army’s Standard Army Maintenance System—Enhanced (SAMS-E) program. We also may adjust, up or down, our professional services support to the Army, and to other customers within the government and commercial sectors, in a given reporting period.

Depending on our mix of software licenses, subscription, and professional services revenue in a given reporting period, our earnings as a percentage of revenue may fluctuate from historical norms. For example, if we were to derive a relatively large (compared to historical norms) component of our revenue from professional services in a reporting period, earnings as percentage of revenue may decline in that period due to lower margin contribution from the labor-intensive services as compared to software license and subscription service revenue.

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

These adverse impacts to customer spending may be directly, and adversely, reflected in our future business and operating results because we believe a substantial part of the MFT spending budget is considered discretionary by our prospects and customers. The perception of MFT solutions spending as discretionary is further reinforced by the existence of low cost, or even free, products that deliver some subset of the capabilities found in our solutions. Given the recent economic downturn, some customers may have decided to defer spending for our solutions or may have elected to obtain low cost or free “good enough” products as an interim measure. The potential adverse impacts of such decisions may persist for an extended period of time, even well into a period of economic recovery, given that many prospects will not change their IT infrastructure for a considerable period of time once that infrastructure has been installed and is operating adequately.

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

In some recent years (2007 and 2009, for example) Government sales have accounted for 10% or more of our total sales. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (“DoD”). The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. The overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the DoD’s modernization initiatives. Looking forward, we expect overall defense spending to possibly increase in the near term, albeit at lower rates than in recent years. However, projected defense spending levels are uncertain and become increasingly difficult to predict for periods beyond the near-term due to numerous factors, including the external threat environment, funding for ongoing operations in Iraq and Afghanistan, future priorities of the Administration and the overall health of the U.S. and world economies and the state of governmental finances.

Significant changes in defense spending could have long-term consequences for our size and structure. In addition, changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition. Larger government contracts, such as the Army contracts we were awarded in 2007 and 2009, typically have long sales cycles. Therefore, closure of such contracts is difficult to predict, increasing uncertainty in our projections.

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

Finally, because we are a DoD contractor, certain GlobalSCAPE items and/or transactions may be subject to the International Traffic in Arms Regulations (“ITAR”) if our software or services are specifically designed or modified for defense purposes. Companies engaged in manufacturing or exporting ITAR-controlled goods and services (even if these companies do not export such items) are required to register with the U.S. State Department. Failure to comply with these requirements could result in fines and sanctions which could negatively impact our results of operations and financial condition.

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

Maintenance revenue growth could decline

Our services revenues arising from maintenance services have increased over the last three years as a result of a growing base of installed products. Declines in our license bookings, adverse changes in our foreign currency exchange rates, increased discounting in maintenance renewal bookings and/or a reduction in the extent to which our customers renew maintenance contracts would lead to declines in our maintenance revenue growth rates. As maintenance revenue makes up a substantial portion of our total revenue, any decline in our maintenance revenue could have an adverse impact on our business and financial results.

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

Addressing MFT, WAFS, CDP, Managed E-mail Attachment, cloud services and endpoint security market needs typically requires very complex products. Therefore, undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our customers’ computing environments also are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the time required to correct these errors.

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

Our EFT Server and Mail Express solutions are intended to facilitate information sharing, sometimes by providing outsiders access to a customer’s computer. Such access potentially may make the customer vulnerable to security breaches, which could result in the loss of their privacy or property. Similarly, appShield is intended to block execution of malicious software, typically serving as a last line of defense alongside traditional antivirus solutions. Invasions of privacy or other customer harm occurring in an environment where our solutions are operating could result in customer dissatisfaction and possible claims against us for any resulting damages.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

All products that are exported, re-exported or that are worked on by foreign nationals are subject to export controls. Such controls include prohibitions on end uses, end users and country prohibitions. In addition, incorporation of encryption technology into our products can increase the level of U.S. export controls. The encryptions export controls were modified last year. We are subject to these requirements as certain of our products include the ability for the end user to encrypt data. Therefore, our products may be exported outside the

United States or revealed to foreign nations only with the required level of export controls/restrictions. Restrictions applicable to our products may include: the requirement to have a license to export the technology; the requirement to have software licenses approved before export is allowed; and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

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

As our international sales grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support, in countries outside of the United States. During the year ended December 31, 2010, approximately 31% of our sales were to purchasers outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets, such as China. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in protecting intellectual property;

•	burdens of complying with a wide variety of foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.

Risks Related to Stock Ownership

Our stock price is/may be volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

•	U.S. and global economic conditions leading to general declines in market capitalizations, with such declines not associated with operating performance;

•	Quarter-to-quarter variations in results of operations;

•	Our announcements of new products;

•	Our competitors’ announcements of new products;

•	Our product development or release schedule;

•	General conditions in the software industry; and

•	Investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

In addition, the public stock markets experience extreme price and trading volume volatility particularly in high-technology sectors of the market. This volatility has significantly affected the market prices of securities of many technology companies for reasons often unrelated to the operating performance of the specific companies. The broad market fluctuations may adversely affect the market price of our common stock.

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 45% of our outstanding common stock at December 31, 2010. As a result, these stockholders would have the ability to control GlobalSCAPE and direct its policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted, affecting the value of the stock.

There were options for 3,294,952 shares outstanding under our employee and director stock option plans as of March 1, 2011, of which 2,018,368 were vested. We have filed a registration statement under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

Risks Related to Intellectual Property

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

Responding to and defending against such claims may cause us to incur significant expense and divert the time and efforts of our management and employees. Successful assertion of such claims could require that we pay substantial damages or ongoing royalty payments, prevent us from selling our products and services, damage our reputation, or require that we comply with other unfavorable terms, any of which could materially harm our business. In addition, we may decide to pay substantial settlement costs in connection with any claim or litigation, whether or not successfully asserted.

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

None.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NYSE Amex Stock Exchange under the symbol “GSB” The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years.

	Common Stock Price
	2010		2009
	High	Low	High	Low
First Quarter (ending March 31)	$1.85	$1.35	$0.93	$0.50
Second Quarter (ending June 30)	$3.12	$1.27	$2.20	$0.55
Third Quarter (ending September 30)	$3.01	$2.06	$2.44	$1.40
Fourth Quarter (ending December 31)	$2.64	$1.78	$1.89	$1.40
Annual	$3.12	$1.27	$2.44	$0.50

On March 22, 2011, the last reported sales price of our common stock on the NYSE Amex Stock Exchange was $2.84 per share. The number of shareholders of record of our common stock as of March 22, 2011 was approximately 2,086.

We do not intend to declare or pay cash dividends in the foreseeable future. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

Item 6.	Selected Financial Data

The following selected financial data is derived from the Financial Statements included in this annual report. This data is qualified in its entirety by and should be read in conjunction with the more detailed Financial Statements and related notes included in this annual report and with Item 8, Financial Statements and Supplementary Data. Historical results may not be indicative of future results.

During 2006 we acquired Availl, Inc. This acquisition was accounted for as a business purchase and, accordingly, the operating results of that business have been included in the Financial Statements included in this annual report since the date of acquisition.

Statement of Operations Data:

($ in thousands)	2010	2009	2008	2007	2006
Total revenues	$18,565	$16,451	$15,792	$18,360	$10,974
Operating expenses:
Cost of revenues	601	336	189	250	469
Selling, general and administrative	12,815	10,798	10,944	10,049	6,142
Research and development	3,016	2,805	2,819	1,919	1,230
Impairment of goodwill	0	0	5,773	0	0
Impairment of long-lived assets	0	0	3,244	0	0
Depreciation and amortization	852	724	957	280	99

Total operating expenses	17,284	14,663	23,926	12,498	7,940

Income (loss) from operations	1,281	1,788	(8,134)	5,862	3,034

Net income (loss)	$881	$1,400	$(7,660)	$3,642	$1,963

Net income (loss) per common share—basic	$0.05	$0.08	$(0.44)	$0.21	$0.13
Net income (loss) per common share—diluted	$0.05	$0.08	$(0.44)	$0.20	$0.12

Balance Sheet Data:
($ in thousands)	2010	2009	2008	2007	2006
Cash and cash equivalents	$11,087	$7,026	$6,319	$5,214	$4,633
Working captial	$8,607	$5,540	$4,435	$5,074	$2,749
Total assets	$20,547	$16,173	$12,220	$20,362	$16,368
Long term debt, less current portion	$—	$—	$—	$—	$3,077

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2010, 2009 and 2008 and related notes included elsewhere in this document.

Overview

Our solutions provide secure information exchange capabilities, for consumers and enterprises, through software licenses, managed and hosted solutions, and professional services. Since our organization in 1996, we have evolved from a company focused primarily on personal file transfer products, sold over the Internet, to a solution provider deriving over 90 percent of revenue from sales to small and medium business, or SMB, and enterprise customers worldwide.

Today, we have thousands of enterprise customers and more than one million individual consumers in over 150 countries. In addition, our solutions are used by more than 20,000 U.S. Army users deployed worldwide. We operate primarily in the Managed File Transfer, or MFT, industry. Directly, and through partner infrastructure, we also operate in the cloud services industry and, in February 2011, announced our entry into the antivirus segment of the endpoint security market with the development of a consumer “whitelisting” product, appShield. With the recent solution additions described in this report, we are continuing our evolution from an ‘MFT company’ into adjacent solution spaces applicable to Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security solutions like appShield).

Key Business Metrics

We have structured our business model to sell an appropriate mix of software licenses (for on-premises use), maintenance and support (“M&S”), cloud-based subscription solutions, and professional services. We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The measures that we believe are the primary indicators of our performance are:

•	Revenue Growth;

•	Sales and Sales Pipeline Growth;

•	Recurring Revenue Growth; and

•	EBITDA.

We have developed an internal management dashboard that summarizes certain business metrics and also supports drill-down analyses of some sales, marketing, and support activities that also provide indicators of our business performance.

Revenue Growth

We believe annual revenue growth currently is the most significant metric for our business. We have transitioned from a consumer products company (mostly focused on CuteFTP) to an enterprise solutions provider and have established the foundation for further evolution of our solution portfolio to include cloud-based and endpoint security solutions.

While we typically have grown revenue sequentially, quarter over quarter, we view annual revenue growth as the more important metric, especially considering our growth history and ongoing evolution of our solution portfolio. For example, our business has grown significantly over the past five years as reflected in our inclusion in the Deloitte Technology Fast 500 for the last two years. However, some of that growth has been the result of non-recurring large contracts like those won in 2007 and 2009 with the U.S. Army. We believe annual “core” revenue growth, excluding very large, exceptional deals, is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, and especially with the addition of subscription services, we also review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends and adjust resource allocations.

Our recent entry into the cloud services market, with subscription contracts, may change our revenue growth rates in the short term, through mid to late 2011. While potentially very beneficial over the long term, subscription sales may slow or even reverse the rate at which software license sales have increased in recent years for solutions like Enhanced File Transfer Server. This impact may be particularly pronounced during 2011 as some software license sales opportunities shift to managed solutions contracts. However, transitioning toward increased subscription revenue as described in the Strategy section of this MD&A has potential long-term benefits that we believe outweigh the possible near-term impacts.

Sales and Sales Pipeline Growth

Historically, our sales and revenue have tracked very closely because we primarily were selling software licenses, including consumer products where the M&S contracts typically have been adopted at the same rate as for enterprise solutions. With the addition of subscription services, increased sales of professional services, and the preponderance of our sales associated with enterprise products, we believe sales growth may significantly outpace revenue growth in the near term. We believe such sales growth, as potentially presaged by a growing sales pipeline, will underpin, sustain, and even accelerate revenue growth in future periods.

Recurring Revenue Growth

We have grown recurring revenue in recent years through an increase in the sales of M&S contracts from 31 percent of total revenue in 2008, to 37 percent in 2009, to 42 percent in 2010. We believe the level of deferred revenue is an important indicator of our success. Maintenance and support contracts for our products are sold for fixed periods of time and are typically for one year, although some agreements are for terms in excess of one year. If we do not deliver the support needed by end users of our products, then they may not renew their maintenance and support agreements. If end users stop using our products, they also will not renew their maintenance and support agreements. An increase in deferred revenues thus indicates both growth in our installed base and satisfaction with our products and our maintenance and support services. We review recurring revenue trends to determine the progress of our M&S and cloud solution sales, and customer satisfaction with our ongoing solution development and support activities. We expect deferred revenue to continue to grow in 2011.

EBITDA

EBITDA or Earnings Before Interest, Depreciation, and Amortization, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for net income, however management does use this metric to monitor spending and profitability of the Company. We monitor and review selling, general, and administrative (“SG&A”) and R&D expenses to assess conformance with established budget expectations and identify specific variances. Identifying and, if necessary, addressing variances above budget is important for the very clear purpose of staying within budget ceilings. However, even variances below budget may indicate imbalances in resource allocations or deviation of operating activities from established expectations. We have increased SG&A expenses in recent years, primarily to enhance our executive team and make other investments necessary to grow our business. Similarly, we have sustained our R&D investments to provide a continuing basis for specifying and developing new solutions like our recently announced cloud-based offerings and appShield.

We define EBITDA as Net Income, plus Income Taxes, Total Other Income (Expense), Depreciation and Amortization, and non-cash charges for asset impairments. EBITDA has limitations as an analytical tool, and when assessing our operating performance, EBITDA should not considered in isolation, or as a substitute for net income or other income statement data prepared in accordance with GAAP. See our EBITDA to net income reconciliations in the table below.

	Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008
Net Revenue	$18,565	$16,451	$15,792
Income (loss) from operations	$1,281	$1,788	$(8,134)
Net income (loss):	$881	$1,400	$(7,660)
Plus: Income taxes	410	321	(380)
Plus: Total other (income) expense	(10)	67	(94)
Plus: Depreciation and amortization	852	724	957
Plus: Goodwill and Intangible asset impairments	—	—	9,017

EBITDA	$2,133	$2,512	$1,840

In addition, the investment community evaluates our performance on Adjusted EBITDA, which is also a non-GAAP financial metric. The difference between EBITDA and Adjusted EBITDA is the addition of stock-based compensation. Adjusted EBITDA is only disclosed in our press releases for the benefit of our investors.

Solution Perspective and Trends

The following is a summary description of our solutions and associated business trends:

Managed File Transfer Solutions (On Premises and Cloud-based)

Our MFT solutions allow customers to move large files (even multi-terabyte in size) and large numbers of files securely. We also facilitate management, monitoring, and reporting on the file transfers and deliver advanced workflow capabilities to move data and information into and throughout an enterprise.

The CuteFTP product is the best known of our file transfer solutions. CuteFTP is a client-side software application that permits users to upload and download files, to or from an FTP server or host computer, with support for various file transfer and security protocols such as FTP, SSL, and SSH, plus open PGP encryption. While CuteFTP still has significant brand recognition in the market, it currently accounts for less than 10 percent of our revenue, down from almost 60 percent as recently as 2005. We believe subsequent market availability of free FTP utilities plus the emergence of social media and proliferation of means for sharing non-sensitive data such as photos and videos, for example, are the proximate cause of the decline in CuteFTP revenue.

We derive most, approximately 80 percent, of our revenue from software license sales of our Enhanced File Transfer Server solution suite. The Enhanced File Transfer Server solution suite provides a common, scalable MFT platform that accommodates a broad family of add-on modules to provide SMB and enterprise customers with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. We continue to develop the Enhanced File Transfer solution suite, for example to increase performance, provide additional administration flexibility, and support cross-platform implementation with our DMZ Gateway solution. Revenue for this product line has grown on a sustained basis in recent years from approximately $6.7 million per year (or roughly 60 percent of revenue) in 2006 to approximately $14.5 million in 2010.

During 2010, we announced that we had executed a partner agreement with Rackspace Hosting that allows us to deliver cloud-based MFT solutions for the secure exchange of business-to-business (“B2B”) data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all our part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. These solutions build on our prior experience with CuteSendIt, a consumer and SMB software-as-a-service solution established in 2008.

The cloud-based solutions also establish an additional delivery method for Enhanced File Transfer Server capabilities, and potentially for other solution capabilities. Through our cloud services, we can offer new and existing customers “pay as you go”, flexible pricing under one, two, and three-year contracts that help them eliminate upfront capital expenditures. This subscription revenue provides us with a growing revenue stream visible into future periods.

Wide Area File Services and Continuous Data Protection Solution

We obtained the original technology used in our Wide Area File Services and Continuous Data Protection software through the acquisition of Availl, Inc in 2006. Together, WAFS and CDP allow users to synchronize files among distributed teams, sending only the changed data, quickly and transparently to end user users, with continuous real-time backup. This approach ensures currency of data at each supported site and also significantly reduces bandwidth usage compared to traditional information sharing process that support collaboration across multiple locations.

Through the 2009 timeframe, we devoted considerable attention to improving the performance and overall quality of the WAFS solution after the Availl acquisition. Sales of the WAFS/CDP family of solutions have contributed approximately 10 percent of our revenue in recent years. With the addition of support for the Autodesk Revit Architecture construction and design application in 2009, and ongoing performance improvements through 2010, we believe we have established a basis for sustaining WAFS/CDP sales at near historical levels.

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, is a client-server application that allows users to send and receive e-mail attachments, up to 25 GB, with enhanced security and visibility compared to typical e-mail solutions. The Mail Express application also provides flexible, customer-defined administration privileges to allow e-mail administrators and even end users to configure specific parameters for handling e-mail attachments in accordance with corporate policy.

We initially launched the Mail Express solution in December 2008 and have continued to make enhancements, most recently releasing Mail Express 3 in August 2010. Market adoption of Mail Express has been slower than originally expected, but began to increase in 2010 with the new software release. Going forward, we believe we have developed, and are maintaining, a competitive long-term solution for securely sharing and managing even very large e-mail attachments.

Endpoint Security Solution

We will enter the consumer antivirus segment of the endpoint security market in 2011 with our appShield solution. The appShield solution uses application whitelisting technology to block execution of malicious software with much greater effectiveness than traditional antivirus software. The traditional approach to antivirus software operation is to develop specific signatures for malware, detect the presence of files matching those defined signatures, and then block or quarantine the assessed malware. Application whitelisting inverts the traditional approach by allowing the end user or an administrator to explicitly designate which software applications will be allowed to run. The resulting ‘whitelist’ then governs software execution privileges. If an executable is not on the whitelist, it will not run.

Our appShield solution is the result of a joint development agreement established with CoreTrace Corporation in December 2009. CoreTrace develops and markets an enterprise whitelisting software solution, known as Bouncer, that has been adopted by numerous businesses and agencies in the commercial and government sectors. We have designed and are implementing an easy-to-use interface that integrates with CoreTrace’s enterprise whitelisting technology to deliver this innovative whitelisting solution to the consumer market.

Whitelisting currently represents a relatively small share of the served (actually contracted, as opposed to potential) market for antivirus solutions. However, there is growing market awareness that traditional antivirus solutions cannot keep pace with the proliferation of malware threats which are increasing significantly in sophistication and exponentially in number. According to a recent Gartner study, traditional software typically is only 25 to 50 percent effective and also can have substantial adverse performance impacts on the host system. Therefore, we believe application whitelisting has the potential to take increasing market share from traditional antivirus software over the next three to five years.

Professional Services

Professional services represent an increasing part of our business. We are bundling “packaged” (or relatively tightly prescribed) and custom services with many of our enterprise software sales and also have placed several full-time engineers on a McLane Advanced Technologies (“MAT”) industry team that won a large U.S. Army order during 2010.

Professional services typically have significantly lower margins than product sales or subscription services. However, we believe professional services allow us to better establish and maintain our solution implementations, while also providing our customers with the training and education services that help them make more complete use of our solution capabilities. In addition, for large contracts like the engineering services provided to the Army, such professional services provide significant past performance that facilitates additional business. Over time, we believe the return on investment from increased professional services outweighs the potential near-term impacts on operating margins.

Strategy

Our goal is to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange within the Total Path Security framework, which considers protection of data in motion and at rest. From our perspective, more fully addressing this need for secure information exchange requires consideration of capabilities beyond traditional MFT, including managed e-mail attachment, cloud-based, and endpoint security solutions such as whitelisting. Addressable adjacent markets, including those requiring greater B2B integration capability, add significantly to the MFT market as characterized by industry analysts. For example, cloud services, endpoint security, and B2B solution integration are multi-billion dollar markets, as compared to the roughly $500 million MFT market.

Our strategic focus centers on:

•	Leveraging our MFT solutions and expertise to enter, and establish leadership in, broader information exchange markets while maintaining leadership in the MFT industry.

•	Growing recurring revenue

•	Continuing to develop and enhancing our software solutions

•	Entering and extending our presence in the endpoint security market

•	Increasing international and channel sales

•	Growing our government sales

•	Developing our corporate brand and market recognition

Enter and Establish Leadership in Broader Markets

We have been in the leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer for the past two years. Gartner has stated that the MFT market is approximately $500 million to $550 million. We believe we can best sustain and potentially increase our growth in future years by extending our market reach beyond the traditional MFT market. Several opportunities and trends lead us to this conclusion.

First, we believe there are much larger adjacent markets accessible with our current solutions and possible future offerings. For example, we have entered the cloud services market with our Managed Information Xchange (“MIX”) and Hosted Enhanced File Transfer Server solutions. Industry analysts such as Gartner believe the cloud services market was $68 billion in 2010 and growing at more than 20 percent per year. Our partner agreement with Rackspace and the proven, modular capabilities of our Enhanced File Transfer Server solution suite made this a straightforward market entry from a technical delivery perspective. As we gain additional sales traction and experience in the cloud services market, and possibly develop additional cloud-based solutions, we believe this potentially provides an opportunity broader than the traditional MFT market.

Similarly, endpoint security is a multi-billion dollar market where we are developing an innovative consumer and SMB solution, appShield, which can supplement and over time potentially replace the consumer product revenue we traditionally have derived from our CuteFTP product line. From our initial market entry with appShield, we may develop, partner for, or acquire additional endpoint security features or solutions to solidify and potentially broaden our market reach.

In addition, building on our MFT capabilities provides a clear opportunity to increase our average transaction size and repeat business through greater scalability, business integration, and application of professional services to support implementation planning and execution. Our enterprise solutions, such as Enhanced File Transfer Server, have increased considerably in capability over the years and these enhanced capabilities directly contribute to increased revenue derived from enterprise customers. In particular, the add-on modules available for Enhanced File Transfer Server, and increased technical performance for other offerings in our portfolio, provide a strong platform for greater business adoption and integration of our solutions. We believe continued focus on capabilities necessary for even broader B2B applicability is a key strategic opportunity for our future business operations.

We also have considerably increased our professional services capability in recent years. More customers are contracting for our professional services and seeking repeat consulting engagements to support their business operations. The persistent business presence allowed by our cloud-based subscription services is a strategic development that we believe will reinforce this trend.

With MFT capabilities increasingly being integrated into B2B gateway, data integration, service oriented architecture, and other technical solutions, the need to keep evolving our solutions and entering adjacent markets also is clear. We believe the market will continue shifting toward consideration of MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes.

Grow Recurring Revenue

Recurring revenue includes M&S contracts and subscriptions for our cloud-based managed and hosted solutions. In the broadest sense, delivery of labor hours on long-duration contracts also fits within this strategy because such “contracted sales” provide a book of sold business that will be recognized into revenue in future periods, with some revenue from these labor contracts potentially visible even two or three years in the future.

We believe that execution on this strategy element potentially could provide greater predictability of revenue in future periods and a stronger hedge against future business (or broader economic) downturns. Our recurring revenue, primarily in the form of M&S contracts, grew from 31 percent in 2008 to 42 percent in 2010. We intend to focus on delivering continued growth in deferred revenue, while assessing market traction for the full range of our solutions on an ongoing basis. From this perspective, deferred revenue may continue to grow in absolute terms, and as a percentage of total revenue, for some period of time. However, the long-term proportion of deferred revenue is dependent on the future growth rates of all of our solutions.

As discussed under “Key Business Metrics” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subscription sales may change the trajectory of our prior revenue growth. We believe that, due to compounding effects and after a transition period, subscription revenue can grow more quickly than software license revenue, while supporting increased operating margins after the transition.

Continue to enhance and develop our solutions

We have allocated significant resources to enhancing and developing our solutions in recent years. This strategic focus has delivered substantially more capable releases of our WAFS, Mail Express, and Enhanced File Transfer solutions, plus our cloud-based offerings and professional services. We intend to maintain our focus on developing our solution portfolio and, as appropriate, enhancing our existing solutions.

Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisition. During 2010, and into early 2011, we announced development of several new solutions, including our MIX, Hosted Enhanced File Transfer Server, and appShield. We maintain an active R&D program and work closely with partners and others within industry, to identify new solution opportunities. As an example, we began our original OEM partnership with Network Automation in 2008, embedding Network Automation’s AutoMate product as an Advanced Workflow Engine (“AWE”) module to our Enhanced File Transfer Server solution. During 2010, we expanded our partner agreement to become a worldwide reseller of Network Automation’s software solutions, AutoMate and AutoMate Business Process Automation Server. We also have acquired solutions through merger and acquisition activities in the past, and may do so in the future as well.

As we evolve our solution portfolio, we intend to maintain an appropriate balance between legacy and new solutions, including making choices about transitioning, sustaining, or retiring solutions as necessary to best operate under prevailing business conditions. Transitioning or sustaining solutions may involve consolidating capabilities within our solution portfolio, releasing upgrades in response to market or customer needs, or making bug fixes in accordance with our communicated End of Life (“EOL”) Policy. We also will phase out solutions periodically in accordance with the EOL Policy.

Enter and Extend our Presence in the Endpoint Security Market

We are entering the antivirus segment of the endpoint security market with appShield. The appShield solution provides an opportunity for us to increase sales of our consumer products, which have declined in recent years. The endpoint security market also is attractive because consumer sales typically are relatively low-touch and accomplished largely through our online cart, over the Internet.

From this initial market entry with appShield we intend to explore, and potentially develop or acquire, other endpoint security solutions. These additional solutions may be complementary to appShield or to our other solutions. Like appShield, the other solutions also may appeal to SMB or even enterprise customers.

Increase International and Channel Sales

We have added several channel partners in recent years and also organized our sales force and associated sales processes, to more effectively support our partner network worldwide. Channel partners resell, distribute, or integrate our solutions. Channel partners announced since the beginning of 2009 include Carahsoft Corporation, Lifeboat Distribution, MAT, and multiple system integration companies with whom we have registered as a small business. We also have added other channel partners worldwide in recent years.

These channel partners provide us with additional opportunities to penetrate deeper into existing markets and enter new sales territories. Channel sales also can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. Achieving additional traction in new sales territories potentially can increase our sales in future years, considering we currently derive approximately 87 percent of our sales from just the United States, United Kingdom, Canada, and Australia.

Grow Government Sales

We are leveraging our prior Army contracts, and other government orders, to gain the insights, establish the past performance, and sustain the credentials necessary to pursue additional government business directly and through channel partners. We are a subcontractor on the McLane Advanced Technologies industry team that won a $52 million contract with the U.S. Army for the Standard Army maintenance System — Enhanced and are supporting that contract with several engineers on a full-time basis. We are also working independently as well as in conjunction with MAT, Carahsoft, and other partners to pursue additional government business.

Government sales, particularly large contracts from the U.S. Army, have had a significant positive impact on our growth and market image since 2007; however, these large contracts also cause significant swings in our financial results. We are focused on more deliberate growth in government sales, including software and associated services, potentially augmented by occasional large product orders. Our engineering services activities in support of the SAMS-E contract are part of this long-term focus.

We may obtain, sustain, or update government certifications as necessary to compete in this sector. For example, we have received Federal Information Processing Standards (“FIPS”) 140-2 validation of the GlobalSCAPE Cryptographic Module embedded in Enhanced File Transfer Server. In addition, Enhanced File Transfer Server Version 6 and the latest version of CuteFTP Pro received the Certificate of Networthiness from the U.S. Army Network Technology Command during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions.

Additional government business opportunities also may arise as a result of the WikiLeaks disclosures during 2010. The resulting bans on removable media within the government raise the profile of solutions like ours for securely moving large files, or large numbers of file.

Develop our Corporate Brand

GlobalSCAPE traditionally has been better known for CuteFTP than as a corporate brand. Since the late-2008 timeframe, we have made a concerted effort to elevate our corporate profile. We retained New Venture Communications as our marketing communications firm and the Summit IR Group for investor relations support in 2009. We also established a strong, but informal, relationship with America’s Growth Capital, an investment bank focused on emerging growth markets.

Through our efforts in this area, we have participated in numerous analyst briefings and non-deal investor conferences that have increased our recognition within the investor and analyst communities. We also have obtained increasing national media coverage. In addition, we have revised our website, logos, and other areas reflecting our corporate brand. Through these activities, we have established a much more consistent, recognizable brand that may better support future growth and market visibility.

We also believe we have enhanced our brand through additional national and regional attention resulting from corporate awards received during 2010. We were named a 2010 “Best Places to Work in IT”, a ranking determined by Computerworld of the top 100 work environments for technology professionals. Organizations that are selected are those that challenge their IT staff with exciting projects, offer them access to, and training with, today’s hottest technology, and provide great benefits and compensation. We also were ranked in 2010 among the top 50 workplaces in San Antonio by the San Antonio Express-News and named one of the “Best Places to Work” for 2010 by the San Antonio Business Journal. This award honors companies with the best workplaces in the greater San Antonio area.

In addition to these corporate awards, we were named to Deloitte’s Technology Fast 500 for the second year in a row, a ranking that recognizes the fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America on the basis of five-year revenue growth. We believe our corporate, financial, and technical awards in aggregate increase our market visibility and provide a stronger basis for continued development of the GlobalSCAPE brand.

Liquidity and Capital Resources

The Company has a strong working capital position resulting from net profits from operations over 25 of the last 27 quarters. At December 31, 2010, our net working capital position was approximately $8.6 million. We had cash available of $11.1 million and we continue to generate cash from operating activities. We rely on cash on hand and cash flows from operations to fund our operations and believe that these will be our principal sources of operating capital in 2011.

Our capital requirements principally relate to our need to enhance our existing products and to develop new products, which primarily consist of research and development expenses and expenses for people and the elements that support their work. By comparison, we do not spend large sums on capital equipment. Over the past three years, we spent $184,000 in 2010, $530,000 in 2009 and $1.6 million in 2008 for equipment. Capital expenditures were higher in 2008 primarily as a result of the move to new office space in San Antonio.

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

Net cash provided by operating activities was $2.7 million, $4.7 million and $3.7 million in 2010, 2009 and 2008, respectively. The decrease in 2010 was largely due to a non-recurring $2.7 million order from the U.S. Army received in April 2009. Significant non-cash add backs in 2008 include the goodwill and long lived asset impairment, offset by a large non-cash decrease in deferred taxes. The remainder of the change in cash provided by operating activities was due to increases in deferred taxes, accrued expenses and a receivable from CoreTrace. The CoreTrace receivable consists of a working capital loan of $298,000 to CoreTrace plus related interest in 2010.

Net cash provided by (used in) investing activities was $1.0 million in 2010, ($4.0) million in 2009 and ($1.6) million in 2008. The cash provided by investing activities for 2010 was from short-term investment redemptions, net of property and equipment purchases. Cash used in investing activities in 2009 was for an investment of $2.3 million in CoreTrace, a $1.2 million net investment in short term certificates of deposit, and $530,000 which was used for additional furniture and fixtures and leasehold improvements as renovations were made to our office. In 2008, cash used in investing activities was used for additional furniture and fixtures and leasehold improvements as we moved into a new office.

Our financing activities over the past three years have primarily related to proceeds received from the exercise of stock options and the repurchase of shares of our common stock. During 2010, there was an increase in proceeds the Company received from the exercise of stock options as well as tax benefits related to stock option expense. In 2008, we used our own cash for the repurchase of shares of our common stock in the amount of $978,000.

At December 31, 2010, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, intellectual property, products or businesses related to our current business strategy.

The following table summarizes our contractual obligations at December 31, 2010, consisting of future minimum payments under operating leases:

	Payments Due by Fiscal Year
	2011	2012 - 2014	2015 - 2017	2018 and thereafter	Total
Contractual Obligations
Building Lease	$357	$1,042	$1,075	$480	$2,954
Equipment Leases	7	2			9

	$364	$1,044	$1,075	$480	$2,963

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the accounting model for revenue arrangements that include both tangible products and software elements. This guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition. This guidance also provides information on how to allocate consideration to deliverables in an arrangement that includes both tangible products and software. This guidance is effective in fiscal years beginning on or after June 15, 2010. We have evaluated the effect of the adoption of this guidance as of December 31, 2010, and believe that it will have no material effect on our financial statements.

In October 2009, the FASB amended its guidance regarding revenue recognition on multiple-deliverable arrangements. This guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance also establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. This amendment also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This guidance eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also requires the best estimate of selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Finally, this guidance significantly expands the disclosures related to multiple-deliverable revenue arrangements. This guidance is effective in fiscal years beginning on or after June 15, 2010. We have evaluated the effect of the adoption of this guidance as of December 31, 2010, and believe that it will have no material effect on our financial statements.

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

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product support, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $6.7 million as of December 31, 2010, of which approximately $1.2 million was classified as “Other long term liabilities” in the balance sheets. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period.

We recognize hosting revenue, including setup fees on a monthly basis, over the contractual term of the customer contract. We believe customers generally will continue to utilize our services beyond the initial contract term which typically ranges from one to three years. As a result, setup fees are recognized ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

In December 2010, the Company performed its annual impairment analysis, for the WAFS reporting unit. For this analysis, we estimated the fair value of goodwill using the discounted cash flows methodology. The principal factors used in the discounted cash flow analysis requiring judgment were the projected results of operations, weighted average cost of capital (“WACC”), working capital requirements, and terminal value assumptions. This analysis required the input of several critical assumptions including future growth rates, cash flow projections, WACC, rate of return, and terminal value assumptions. In 2010 a significant change was made in the terminal value assumption. In prior years, it was assumed that the reporting unit would have an end of life in approximately five years. In 2010 the Company re-assessed this assumption and determined that the reporting unit would continue in perpetuity. The WACC takes into account the relative weights of each component of the Company’s capital structure (equity and debt) and represents the expected cost of new capital. The results of the analysis show a carrying value of $2,341,000 as of December 1, 2010, compared to a fair value of $4,893,000. The fair value is more than double the carrying value and thus no impairment was recorded as of December 31, 2010.

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

Results of Operations

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

	2010	2009	$ Change	% Change
	($ in thousands)
Total revenues	$18,565	$16,451	$2,114	13%

Cost of revenues	601	336	265	79%
Selling, general and administrative	12,815	10,798	2,017	19%
Research and development	3,016	2,805	262	9%
Depreciation and amortization	852	724	77	11%

Total operating expenses	17,284	14,663	2,621	18%

Income from operations	1,281	1,788	(507)	-28%
Other income (expense), net	10	(67)	77
Income tax expense	410	321	89	28%

Net Income	$881	$1,400	$(519)	-37%

Revenue. We derive our revenue primarily from sales of our software licenses and from maintenance and support and professional services. We also recognize revenue from delivery of professional services and from subscription-based offerings. Software license revenue primarily consists of revenue from sales of our enterprise solutions, such as Enhanced File Transfer Server and WAFS, and is typically recognized upon shipment. Maintenance and support revenue includes unspecified software license updates and product support. Maintenance and support revenue is recognized ratably over the contractual period, which is typically one year, but can be up to three years. Professional services revenue includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as the services are performed. In addition, during 2010 we added subscription revenues related to the sales of our Managed Solutions. Subscription revenue is recognized on a monthly basis as the services are billed over the contract period, which ranges from one to three years. Our professional services and subscription services did not contribute materially to our 2010 revenue, although professional services revenue grew substantially as compared to prior years.

Revenues increased from $16.5 million in 2009 to $18.6 million in 2010. The increase of approximately $2.1 million or 13% in revenues was largely due to an increase in average sales price, an increase in maintenance and support sales, and increased contribution from professional services.

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Year Ended December 31,
Product	2010		2009
EFT Server Enterprise	$10,913	58.8%	$7,997	48.6%
EFT Server	3,616	19.5%	4,518	27.5%
CuteFTP Professional	1,245	6.7%	1,459	8.9%
CuteFTP Home	277	1.5%	443	2.7%
Wide Area File Services/CDP	1,869	10.1%	1,876	11.4%
Other	645	3.5%	158	1.0%

Total Revenues	$18,565	100.0	$16,451	100.0

Maintenance and support (net of deferred revenues)	$7,762	41.8%	$6,026	36.6%

Total revenue from our EFT Server and EFT Server Enterprise solutions increased by 16%, to $14.5 million in 2010 from $12.5 million in 2009. This increase in revenue was largely due to an increase in average sales price and an increase in maintenance and support renewal sales for these solutions. We also believe increasing numbers of customers are upgrading from EFT Server to EFT Server Enterprise, in line with the solution suite approach announced with the release of EFT Server 6.0 in 2009. These upgrades and new sales of EFT Server Enterprise increased sales of that solution by 36%, from approximately $8 million in 2009 to almost $11 million in 2010, more than offsetting the 20% decline in revenue from the more entry-level EFT Server. We believe the decline in revenue for EFT Server also reflects a sales promotion we ran in the second half of 2010 during which we delivered EFT Server for free, while upselling add-on modules and M&S contracts. Increased discussion of add-on modules with sales prospects and prior customers also may have contributed to the increased sales of EFT Server Enterprise (which supports a range of add-on modules in addition to those available for use with the base Enterprise File Transfer Server). The year to year increase in total EFT Server sales (including EFT Server Enterprise) is noteworthy because it comes despite the inclusion of a large, non-recurring U.S. Army order for EFT Server in 2009. In total, our EFT Server and EFT Server Enterprise products represented approximately 78% of our total revenues in 2010 as compared to 76% in 2009.

Revenues from CuteFTP decreased by 20% from $1.9 million in 2009 to $1.5 million in 2010 and accounted for approximately 12% of total revenues in 2009 and 8% in 2010. This decline continues the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenues, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our enterprise products and potentially achieve greater penetration into adjacent markets such as cloud services and endpoint security.

Wide Area File Services and Continuous Data Protection product revenues remained at $1.9 million for 2009 and 2010 and accounted for approximately 11% and 10% of total revenues in 2009 and 2010, respectively. The Wide Area File Services and Continuous Data Protection products are largely used by architecture, engineering and construction firms to transfer large documents between offices.

Products and services included in the “Other” revenue category primarily consist of professional services, training and Mail Express product sales. This revenue increased by approximately 308% to $645,000 in 2010 from $158,000 in 2009. Other revenue accounted for 3.5% of total revenue in 2010 as compared to 1% in 2009. This increase was largely due to the introduction of our new Solution Quickstart service which accounted for $224,000 of the total increase. Other notable increases were in Mail Express, training services, and two new professional service offerings: Product Customerization and Systems Integration and Business Process and Workflow. This category also includes the subscription revenue related to our Managed Solutions.

Because of the more complex nature of the EFT Server, EFT Server Enterprise, Wide Area File Services and Continuous Data Protection products, and Mail Express, purchasers of those products require increased maintenance and support. Our maintenance and support revenues increased by 29% from $6.1 million in 2009 to $7.8 million in 2010. As our enterprise products become a larger portion of our total revenues, we believe maintenance and support revenues will continue to increase, as well as represent a higher proportion of our total revenue as more enterprise product customers purchase support compared to our consumer product customers. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, and travel expenses associated with professional services delivery. Cost of revenues increased by approximately 79% between periods from $336,000 in 2009 to $601,000 in 2010. This increase was largely caused by an increase in royalties of $ 131,000, the addition of hosted server expenses of approximately $72,000 and an increase in training expense of approximately $47,000. The increase in royalties was due to increased sales of a licensed technology. The hosted server expenses are associated with the new MIX solution which launched in July, 2010, and the increase in training expenses was mostly due to travel expenses related to customer onsite training.

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, facility costs, bad debt and professional fees. Selling, general and administrative expenses increased by approximately 19% from $10.8 million in 2009 to $12.8 million in 2010. This increase of approximately $2.0 million was mainly due to increases in several accounts: salaries and wages and related payroll taxes, commission expense, bonus expense, recruiting expense, health insurance, legal fees, consulting fees, travel and bad debt. These increases were offset by decreases in accounting professional fees and advertising expense. As a percentage of revenue, SG&A increased from 66% of revenue in 2009 to 69% of revenue in 2010.

The increase of approximately $1.1 million in salaries and wages and related payroll taxes was due to an overall increase in staffing of 11 people, mainly in the sales, support, and marketing departments. The increase in commission expense of approximately $118,000 was due to an overall increase in sales of 11%. In addition, commissions on MIX sales are paid based on the full value of the contract at the time of signing. Bonus expense increased by approximately $200,000 when compared to 2009 due to the addition of three people to the bonus pool and increased salaries, as our bonus plans are typically structured as a percentage of base salary. Recruiting expenses increased by approximately $73,000 from the prior year and consisted of fees paid to external recruiting agencies for the hiring of three software engineers, a systems administrator and a server support analyst. Health insurance increased by approximately $101,000 due to the increase in staffing. The increase of $169,000 in legal fees was largely due to the Uniloc litigation which has been resolved, as well as increased trademark and other intellectual property work. Consulting fees increased by approximately $74,000 due to the hiring of two consultants. One consultant was hired to develop international business and the other consultant was hired to assist with initial development of the MIX solution. Travel expenses increased approximately $88,000 largely due to an increase in international travel. This travel was related to strengthening our channel relationships, attending trade shows, as well as overall business development. The increase in bad debt expense of approximately $181,000 was due to the increase in accounts receivable as well as a slight increase in the percentages used to estimate bad debt.

The decrease in accounting professional fees in 2010 of approximately $74,000 was mainly due to additional audit work performed in 2009 for the year 2008 audit which did not recur in 2010 and additional analysis performed regarding goodwill impairment in 2009 which also did not recur in 2010. Advertising expense decreased by approximately $370,000 due to the continued optimization of Google search ads. We have reduced the amount that we spend on search terms without affecting the quality of the of sales leads that are generated by the search results.

Research and Development. Research and development expenses increased by approximately 10% from $2.8 million in 2009 to $3.0 million in 2010. The increase of approximately $211,000 mainly consists of a $126,000 increase in external research and development and a $121,000 increase in salaries and wages and related payroll taxes. The increase in external research and development was due to the hiring of a third party to test new software and the hiring of additional offshore developers. The increase in salaries and wages was due to the hiring of new software engineers in 2010 and was offset by a role change for one member of our management team who moved into a more sales-oriented role in October 2009. His compensation was formerly reported within research and development, but is now reported within selling, general, and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization expense increased by approximately $128,000, year over year. Of this increase $77,000 due to property additions in 2010 and the second half of 2009, and $51,000 was due to acceleration of software development costs.

Other Income (Expense), Net. Other income/expense increased approximately $77,000 or 115% from 2009 to 2010. Other income in 2010 was from interest on short-term investments and interest on a Texas margins tax refund. Other expense in 2009 was a loss on fixed assets which was offset by interest on short-term investments. The 2009 loss on fixed assets of approximately $85,000 was largely due to not being able to sell the furniture that we removed during the renovation of our office space and having to completely write off the net book value of the property. In addition, we wrote off approximately $32,000 of internal use software which was purchased in 2008 due to a subsequent decision to not implement the software.

Income Taxes. Our effective income rates were approximately 32% and 19% for 2010 and 2009, respectively. The effective tax rate was less in 2009 due to a significant deduction received relating to the tax treatment of stock options. For 2010, the most significant item that affected our effective income tax rate relates to the deduction for domestic production activities (“DPAD”) which was offset by non-deductible incentive stock option expense, and state income taxes. The rate on the DPAD deduction increased from 6% to 9% in 2010.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

	2009	2008	$ Change	% Change
	($ in thousands)
Total revenues	$16,451	$15,792	$659	4%
Cost of revenues	336	189	147	78%
Selling, general and administrative	10,798	10,943	(145)	-1%
Research and development	2,805	2,820	(15)	-1%
Impairment of goodwill	0	5,773	(5,773)
Impairment of long-lived assets	0	3,244	(3,244)
Depreciation and amortization	724	957	(233)	-24%

Total operating expenses	14,663	23,926	(9,263)	-39%

Income (loss) from operations	1,788	(8,134)	9,922
Other income (expense), net	(67)	94	(161)	-171%
Income tax (benefit) expense	321	(380)	701	184%

Net (loss) Income	$1,400	$(7,660)	$9,060	118%

Revenue. Revenues increased from $15.8 million in 2008 to $16.4 million in 2009. The increase of approximately $659,000 or 4% in revenues was largely due to the sale to the U.S. Army in April 2009 and increased sales of maintenance and support.

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Year Ended December 31,
Product	2009		2008
EFT Server Enterprise	$7,997	48.6%	$7,489	47.4%
EFT Server	4,518	27.5%	3,364	21.3%
CuteFTP Professional	1,459	8.9%	1,953	12.4%
CuteFTP Home	443	2.7%	796	5.0%
Wide Area File Services/CDP	1,876	11.4%	2,405	15.2%
Other	158	1.0%	330	2.1%
Deferred Revenue adjustment	—	0.0%	(545)	-3.5%

Total Revenues	$16,451	100.0	$15,792	100.0

Maintenance and support (net of deferred revenues)	$6,026	36.6%	$4,890	31.0%

Sales of our EFT Server and EFT Server Enterprise solutions increased by 15%, to $12.5 million in 2009 from $10.9 million in 2008. This increase in revenue was primarily attributable to several factors: a sale to the U.S. Army for 20,000 units of the EFT Server software, with FIPS-certified libraries and our SSH module plus related maintenance and support for a total contribution of $1.3 million to 2009 revenue, an increase in EFT Server Enterprise and EFT Server maintenance and support sales and an increase in units sold. With the release of EFT Server 6.0 in March of 2009, customers were able to purchase additional individual add-on modules. With this new flexibility, customers of the more entry level EFT Server solution were able to purchase modules which were not available in the legacy Secure FTP Server product. The Company also released the Advanced Workflow Engine (AWE) module in February 2009, which contributed to the increase in unit sales. In total, our EFT Server and EFT Server Enterprise products represented approximately 76% of our total revenues in 2009 as compared to 69% in 2008, before adjusting for deferred revenues.

Revenues from CuteFTP decreased by 31% from $2.7 million in 2008 to $1.9 million in 2009 and accounted for approximately 17% of total revenues in 2008, before adjusting for deferred revenues, and 12% in 2009. This decline continues the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenues, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. In addition, we believe the economic downturn reduced the spending capability of our customers. While we are continuing development of CuteFTP products, our reliance on these products likely will continue to decline.

Wide Area File Services and Continuous Data Protection product revenues decreased by 22% from $2.4 million in 2008 to $1.9 million in 2009 and accounted for approximately 15% and 11% of total revenues in 2008, before adjusting for deferred revenues, and 2009, respectively. The Wide Area File Services and Continuous Data Protection products are largely used by architecture, engineering and construction firms to transfer large documents between offices. These firms were significantly affected by the economic recession, and as a result sales of Wide Area File Services and Continuous Data Protection software decreased drastically at the beginning of the year as companies cut discretionary spending. With some recovery in the economy and the release of Wide Area File Services version 3.6.1 in June 2009, sales stabilized over the second-half of the year.

Because of the more complex nature of the EFT Server, EFT Server Enterprise, Wide Area File Services and Continuous Data Protection products, purchasers of those products require increased maintenance and support. Our maintenance and support revenues increased by 26% from $4.9 million in 2008 to $6.2 million in 2009. Approximately $467,000 of the 2009 increase in maintenance and support revenue was related to the sale to the U.S. Army in April 2009 which will continue into 2012. In addition, maintenance and support revenues increased due to an increase in sales support staff dedicated to selling maintenance and support renewals. As our enterprise products become a larger portion of our total revenues, maintenance and support revenues will continue to increase, as well as represent a higher proportion of our total revenue as more enterprise product customers purchase support compared to our consumer product customers. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

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

Selling, General and Administrative. Selling, general and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, facility costs, bad debt and professional fees. Selling, general and administrative expenses decreased by approximately 1% from $10.9 million in 2008 to $10.8 million in 2009. As a percentage of revenue, SG&A decreased from 69% of revenue in 2008 to 66% of revenue in 2009. This decrease of approximately $146,000 was mainly due to the Company’s concentrated cost control measures in the current year. Accounts with notable decreases were commissions, recruiting expense, business insurance, office rent expense, transition costs, service fees, billing fees, advertising expense, marketing expense and bad debt. These decreases were offset by increases in several accounts including: salaries, bonuses, stock compensation expense, professional fees, consulting fees, public relation fees and product development allocations.

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

Research and Development. Research and development expenses decreased by approximately 1% from $2.82 million in 2008 to $2.8 million in 2009. The net decrease consists of reductions in the use of offshore developers by approximately $146,000 and a decrease in training expenses of approximately $29,000. In addition, there was a decrease in recruiting expense of approximately $11,000 due to very high retention and a corresponding reduction in recruiting for employees in the engineering department in 2009, as compared to 2008. These decreases were offset by increased salaries in 2009 of approximately $141,000 and approximately $29,000 of transition costs in 2009 related to the closing of the Andover office.

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

GlobalSCAPE, Inc.

Index to Financial Statements

Years ending December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

GlobalSCAPE, Inc.

We have audited the accompanying balance sheets of GlobalSCAPE, Inc. (a Delaware corporation) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

March 29, 2011

Balance Sheets

(in thousands except share amounts)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$11,087	$7,026
Short term investments	—	1,205
Accounts receivable (net of allowance for doubtful accounts of $237 and $217 in 2010 and 2009, respectively)	3,124	2,162
CoreTrace receivable	298	—
Federal income tax receivable	94	37
Current deferred tax asset	881	130
Prepaid expenses	319	132

Total current assets	15,803	10,692
Fixed assets, net	1,286	1,653
Investment—CoreTrace	2,278	2,278
Intangible assets, net	531	832
Goodwill	619	619
Deferred tax asset	—	46
Other assets	30	53

Total assets	$20,547	$16,173

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$250	$316
Accrued expenses	1,392	764
Deferred revenue	5,554	4,071

Total current liabilities	7,196	5,151
Deferred tax liability	7	—
Other long term liabilities	1,185	1,079

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,346,982 and 17,686,252 shares issued at December 31, 2010 and December 31, 2009, respectively	18	18
Additional paid-in capital	12,137	10,802
Treasury stock, 403,581 shares, at cost, at December 31, 2010 and December 31, 2009	(1,452)	(1,452)
Retained earnings	1,456	575

Total stockholders’ equity	12,159	9,943

Total liabilities and stockholders’ equity	$20,547	$16,173

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2009	2008
Operating Revenues:
Software licenses	$10,279	$10,274	$10,902
Maintenance and support	7,788	6,026	4,890
Other	498	151	—

Total Revenues	18,565	16,451	15,792
Operating Expenses:
Cost of revenues	601	336	189
Selling, general and administrative expenses	12,815	10,798	10,944
Research and development expenses	3,016	2,805	2,819
Depreciation and amortization	852	724	957
Impairment of goodwill	—	—	5,773
Impairment of long-lived assets	—	—	3,244

Total operating expenses	17,284	14,663	23,926

Income (loss) from operations	1,281	1,788	(8,134)
Other (expense) income:
Interest expense	—	—	(7)
Interest income	10	18	105
Loss on sale of assets	—	(85)	(9)
Other income	—	—	5

Total other (expense) income	10	(67)	94

Income (loss) before income taxes	1,291	1,721	(8,040)
Provision (benefit) for income taxes	410	321	(380)

Net income (loss)	$881	$1,400	$(7,660)

Net income (loss) per common share—basic	$0.05	$0.08	$(0.44)

Net income (loss) per common share—diluted	$0.05	$0.08	$(0.44)

Weighted average shares outstanding:
Basic	17,540	17,248	17,240

Diluted	18,260	17,691	17,240

The accompanying notes are an integral part of these financial statements

GlobalSCAPE, Inc.

Statement of Stockholders’ Equity

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained (Deficit)/Earnings	Total
	Shares	Amount
Balance at December 31, 2007	17,592,225	$18	$8,765	$(528)	$6,835	$15,090
Purchase of Treasury Stock	—	—	—	(978)	—	(978)
Shares issued for goods	—	—	(13)	54	—	41
Shares issued upon exercise of Stock Options	38,727	—	12	—	—	12
Stock-based compensation expense	—	—	974	—	—	974
Net Loss	—	—	—	—	(7,660)	(7,660)

Balance at December 31, 2008	17,630,952	18	9,738	(1,452)	(825)	7,479
Shares issued upon exercise of Stock Options	55,300	—	43	—	—	43
Stock-based compensation expense	—	—	1,021	—	—	1,021
Net Income	—	—	—	—	1,400	1,400

Balance at December 31, 2009	17,686,252	18	10,802	(1,452)	575	9,943
Shares issued upon exercise of Stock Options	602,650	—	232	—	—	232
Tax benefit from stock-based compensation			97			97
Stock-based compensation expense	—	—	1,006	—	—	1,006
Issuance of vested restricted stock	58,080	—	—	—	—	—
Net Income	—	—	—	—	881	881

Balance at December 31, 2010	18,346,982	$18	$12,137	$(1,452)	$1,456	$12,159

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income (loss)	$881	$1,400	$(7,660)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	121	(60)	235
Depreciation and amortization	852	724	957
Loss on disposition of assets	—	85	9
Stock-based compensation	1,006	1,021	974
Deferred taxes	(698)	(424)	(1,422)
Excess tax benefit from exercise of share based compensation	(97)	—	—
Impairment of goodwill	—	—	5,773
Impairment of long-lived assets	—	—	3,244
Changes in operating assets and liabilities:
Accounts receivable	(1,083)	(70)	(23)
CoreTrace receivable	(298)
Prepaid expenses	(187)	(12)	(32)
Federal income taxes	40	(17)	921
Other assets	23	(5)	32
Accounts payable	(66)	(197)	182
Accrued expenses	628	203	(182)
Deferred revenues	1,483	2,225	565
Deferred compensation	—	(216)	216
Other long-term liabilities	106	19	(107)

Net cash provided by operating activities	2,711	4,676	3,682

Investing Activities:
Proceeds from sale of property and equipment	—	1	5
Purchase of property and equipment	(184)	(530)	(1,617)
Investment in CoreTrace	—	(2,278)	—
Purchase of short-term investments	(350)	(1,705)	—
Redemption of short-term investments	1,555	500	—

Net cash provided by (used in) investing activities	1,021	(4,012)	(1,612)
Financing Activities:
Purchase of treasury stock	—	—	(978)
Proceeds from exercise of stock options	232	43	12
Tax benefit from stock-based compensation	97	—	—

Net cash provided by (used in) financing activities	329	43	(966)
Net increase in cash	4,061	707	1,104
Cash at beginning of period	7,026	6,319	5,215

Cash at end of period	$11,087	$7,026	$6,319

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—

Income taxes	$1,128	$764	$770

Noncash—Shares issued for goods	$—	$—	$40,500

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Financial Statements

December 31, 2010 and 2009

1.	Nature of Business and Corporate Structure

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”) provides secure information exchange capabilities for consumers and enterprises through the development and distribution of software, delivery of managed and hosted solutions, and provision of associated services. Since our organization in 1996, we have evolved from a company focused primarily on personal file transfer products, sold over the Internet, to a solution provider deriving over 90 percent of revenue from sales to small and medium business and enterprise customers worldwide.

Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar sensitive documents. In addition, these products ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. In 2010 we added managed e-mail attachment, software-as-a-service (“SaaS”), and cloud-based subscription solutions. Our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.

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

We recognize hosting revenue, including setup fees on a monthly basis, over the contractual term of the customer contract. We believe our customers generally will continue to utilize our services beyond the initial contract term which typically ranges from one to three years. As a result, setup fees are recognized ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. These amounts are included in the “Other” line item on the Statement of Operations.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk. The Company requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. In 2010, no single customer accounted for more than 10% of revenues. In 2009 one customer accounted for approximately 14.9% of revenues. In 2008 no single customer accounted for more than 10% of revenues. In 2010, 2009 and 2008 there were no customers that represented 10% of our outstanding receivables.

Other Concentrations

Sales in Foreign Markets. In 2010, 2009 and 2008, approximately 31%, 29% and 35%, respectively, of the Company’s revenues were generated from sales to customers who provided addresses in foreign countries. However, the majority of revenues in each of these years were received in U.S. dollars so there is limited exchange rate risk with respect to the sale of our products. The sales to customers with foreign addresses were concentrated mostly in Canada, Australia and Western Europe. In 2010, 2009 and 2008, sales to the United Kingdom accounted for approximately 10%, 9%, and 11%, respectively, of total revenues.

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

Cash and cash equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less. Approximately $9.3 million of our December 31, 2010 cash balance is fully insured by the FDIC through December 2010, under the Temporary Liquidity Guarantee Program. Thereafter, our cash balance will be fully insured through December 2012 under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As of December 31, 2010, approximately $1.8 million of our cash balance was held in an interest bearing account and therefore, uninsured. Subsequent to December 31, these funds were moved to a non-interest bearing checking account.

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

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. The Company has distribution agreements with Xnet Communications GmbH, ComponentOne LLC, Veridis SA, Bitvise Limited, and Network Automation, Inc. The GlobalSCAPE software products associated with each of the companies are Mac FTP, Cute FTP and Enhanced File Transfer Server. The Company incurred approximately $346,000, $215,000, and $73,000 in royalty expense in 2010, 2009 and 2008, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses charged to operations for the years ended December 31, 2010, 2009 and 2008 were approximately $624,000, $994,000, and $1.2 million, respectively, and are included in selling, general and administrative expenses. Advertising costs are principally for the purchase of keywords for internet searches, graphic designs and business announcement services.

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

We account for uncertainty in income taxes using a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. Unrecognized tax benefits represent tax positions for which reserves have been established.

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2010, 2009 and 2008, the Company expended approximately $3.1 million, $2.8 million, and $2.8 million, respectively, on research and development.

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

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Expected volatility	83%	95%	95%
Expected annual dividend yield	0	0	0
Risk free rate of return	2.60%	2.13%	2.93%
Expected option term (years)	5.00	6.01	6.01

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows that the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets exceed their fair market values and is recorded in the period that the determination is made.

Capitalized Software Development Costs

Capitalization of software development costs for external use begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Capitalization of software development costs for internal use begins during the application development stage. These software development costs are amortized using the straight-line method over a three-year period. The Company reviews costs throughout the year and no software development costs were capitalized in 2010 and 2009. During 2008, the Company capitalized $207,000 of software development costs.

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

Earnings Per Share

Earnings per Share—basic and diluted are presented for all periods presented. Earnings per share—basic is computed using the weighted-average number of common shares outstanding during the periods. Earnings per share—diluted is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Awards of non vested options are considered potentially dilutive common shares for the purpose of computing earnings per common share. In applying the treasury stock method to non vested options the assumed proceeds include the amount the employee must pay to exercise the option plus the amount of unrecognized cost attributable to future periods less any expected tax benefits. Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years (in thousands except share amounts):

	Year ended December 31,
	2010 (1)	2009 (2)	2008 (3)
Numerators
Numerators for basic and diluted earnings per
Net income (loss)	$881	$1,400	$(7,660)

Denominators
Denominators for basic and diluted earnings
Weighted average shares outstanding basic	17,540	17,248	17,240

Dilutive potential common shares
Stock options and awards	720	443	—
Common stock warrants	—	—	—
Denominator for dilutive earnings per share	18,260	17,691	17,240
Net income (loss) per common share—basic	$0.05	$0.08	$(0.44)
Net income (loss) per common share—diluted	$0.05	$0.08	$(0.44)

(1)	For the year ended December 31, 2010, 180,972 options and all of the warrants have been excluded in computing dilutive shares, as the effect would be anti-dilutive.

(2)	For the year ended December 31, 2009, 1,508,496 options and all of the warrants have been excluded in computing dilutive shares, as the effect would be anti-dilutive.

(3)	For the year ended December 31, 2008, no options or warrants have been included in computing dilutive shares, as the effect would be anti-dilutive.

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the accounting model for revenue arrangements that include both tangible products and software elements. This guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition. This guidance also provides information on how to allocate consideration to deliverables in an arrangement that includes both tangible products and software. This guidance is effective in fiscal years beginning on or after June 15, 2010. We do not expect this guidance to have a material impact on our financial statements.

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

The Company’s investments currently consist of an investment in a software company, which is accounted for under the cost method. The current carrying amount of this cost-method investment is $2.3 million. The investment was made on December 30, 2009 and the Company believes that the current carrying amount approximates fair value and has not evaluated it for impairment as there have been no indicators that would indicate the value of the investment has declined below cost.

These investments along with accounts receivable and accounts payable are reflected in the accompanying financial statements, at cost, which approximate fair value because of the short term maturity of these instruments.

4.	Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts. The activity of the Company’s allowance for the years ended December 31, 2010, 2009 and 2008 is presented in the following table:

Year Ended 31-Dec	Balance at Beginning of Period	Charged to Income or Expense	Deductions (1)	Balance End of Period
2010	$217	$121	$(101)	$237
2009	$331	$(60)	$(54)	$217
2008	$113	$235	$(17)	$331

(1)	Represents amounts written off as uncollectible accounts receivable.

5.	Fixed Assets

Fixed assets, at cost, consist of the following:

	December 31,
	2010	2009
Furniture and equipment	$556	$542
Software	637	594
Equipment	638	524
Leasehold improvements	549	545
Software development costs	168	219

	2,548	2,424
Less accumulated depreciation	(1,262)	(771)

	$1,286	$1,653

6.	Goodwill and Other Intangible Assets

In December 2010, the Company performed its annual impairment test of the WAFS reporting unit, which is the reporting unit where all of the Company’s goodwill is allocated. This analysis required the input of several critical assumptions, including:

•	Long term earnings and cash flow projections based on the Company’s strategic budgeting process, subject to future revenue growth rates and operating costs.

•	Weighted average cost of capital (“WACC”), which takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt).

•	The U.S. Treasury 20-year rate was used as the risk free interest rate.

•

In the current year the Company changed its assumption about the life of the reporting unit. Due to stable sales and increased market acceptance, the Company assumed that the reporting unit would continue as a going concern. The Gordon Growth Model was applied to cash flows past the discrete projections.

The Company believes the goodwill amounts reflect the value of the reporting unit given the recent stabilization in product sales and the Company’s future plans for the product. Based on the calculation using the assumptions above, the fair value of the reporting unit exceeded its carrying value and therefore no impairment was recorded. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of the recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

In December 2008 as part of the Company’s annual impairment test of goodwill, projected decreases in sales indicated a significant decline in the fair value of the Company’s WAFS reporting unit. The Company evaluated the net book value of goodwill within this reporting unit by comparing the fair value of the unit to the related net book value. During the performance of our annual impairment test and in conjunction with our budgeting process, a review of the projected future sales of our WAFS/CDP products showed a significant decrease in expected future revenues. As a result, the Company recorded an impairment loss in 2008 on its goodwill of approximately $5.77 million.

In addition in 2008, the Company determined that the WAFS/CDP software and related patent assets would not provide enough future value to recover the amount recorded in the books. As a result, the Company recorded an impairment loss in 2008 on long-lived assets of approximately $3.24 million.

Intangible assets, net at December 31, 2010 and 2009, consisted of the following:

2010	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Software	5	$1,775	$(1,311)	$464
Customer list	5	180	(117)	63
Patent	18	7	(3)	4

Total		$1,962	$(1,431)	$531

2009	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Software	5	$1,775	$(1,047)	$728
Customer list	5	180	(81)	99
Patent	18	7	(2)	5

Total		$1,962	$(1,130)	$832

Estimated future amortization of intangible assets is as follows:

Years Ending December 31	Estimated Amortization Expense
2011	$301
2012	226
2013	1
2014	1
2015	1
Thereafter	1

Total	$531

Acquired intangibles are amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $302,000, $301,000, and $694,000 for the years ended December 31, 2010, 2009, and 2008, respectively. During the fourth quarter of 2008 the Company revised the estimated useful life on its software intangible asset from 10 years to 5 years. This change resulted in an additional $156,000 in amortization expense in 2008.

7.	Stock Options and Stock Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

In June 2010, GlobalSCAPE’s stockholders approved the GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan (“2010 EIP”). The 2010 EIP authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards. The exercise price, term and other conditions applicable to each stock option or stock award granted under the 2010 EIP are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The stock options will expire after ten years. As of December 31, 2010, there were 195,000 shares issued and outstanding and none are vested under the 2010 EIP.

Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the “Employee’s Plan”), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. During the year ended December 31, 2010, 195,000 stock options were granted and on December 31, 2010, a total of 2,905,327 stock options were outstanding of which 1,730,264 were vested. The exercise price, term and other conditions applicable to each stock option granted under the Employee’s Plan are determined by the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The Employee’s Plan options generally become exercisable over a three-year period (vesting 33%, 33% and 34% per year, respectively) and expire after ten years.

Under the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-term Equity Incentive Plan (the “Director’s Plan”), which was approved by the stockholders and became effective on June 1, 2007, a maximum of 500,000 shares of GlobalSCAPE common stock may be awarded, of which 228,500 still remain available for issuance as of December 31, 2010. During the year ended December 31, 2010, no stock options were granted and restricted stock awards for 53,420 shares of common stock were granted. At December 31, 2010, a total of 160,000 stock options were outstanding of which 160,000 were vested. The exercise price, term and other conditions applicable to each stock option granted under the Director’s Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The most recently awarded Director’s Plan options become exercisable over a one-year period and expire after ten years. The fair value of the restricted stock awards is based upon the market value of the underlying common stock as of the date of grant. Restricted stock awards are amortized over their applicable vesting period, one year, using the straight-line method. The Director’s Plan provides that each year, at the first regular meeting of the Board of Directors following the Company’s annual stockholders meeting, each non-employee director shall be granted awards of 20,000 shares of common stock for participation in the Board and Committee meetings during the prior year. The maximum annual award for any one person is 20,000 shares of common stock.

The following table summarizes information about restricted stock activity through the year ended December 31, 2010.

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2008	—

2009
Granted	58,080	1.24
Vested	—	—

Outstanding at December 31, 2009	58,080	1.24

2010
Granted	53,420	2.01
Vested	58,080	1.24

Outstanding at December 31, 2010	53,420	2.01

The total fair value of restricted stock that vested in 2010 and 2009 was $116,000 and $0, respectively.

There was approximately $1,006,000, $1,021,000, and $974,000 of compensation cost related to stock options and restricted stock awards recognized in operating results for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The following table summarizes information about stock option activity through the year ended December 31, 2010.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2007	1,734,528	$1.94	$7.64	$6.17

2008
Granted	1,592,500	1.81
Forfeitures	38,727	0.32
Exercised	362,034	3.5

Outstanding at December 31, 2008	2,926,267	1.7	8.31	0

2009
Granted	961,760	1.27
Forfeitures	179,400	2.35
Exercised	55,300	0.77

Outstanding at December 31, 2009	3,653,327	1.57	7.89	1.25

2010
Granted	390,000	2.02
Forfeitures	180,350	1.74
Exercised	602,650	0.39

Outstanding at December 31, 2010	3,260,327	1.83	7.63	1.48

Exercisable at December 31, 2010	1,890,264	2.00	7.04

The weighted average fair value of options granted during the year ended December 31, 2010 was $1.32. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the year ended December 31, 2010 was $1.2 million. During the year ended December 31, 2010, the amount of cash received from the exercise of stock options was approximately $232,000.

At December 31, 2010, there was $1.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.69 years. There were 124,597 options that vested during the year ended December 31, 2010 and the total fair value of these awards was $1.3 million.

The following table shows information about outstanding stock options at December 31, 2010.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.15 - $0.33	59,400	4.09	$0.26	59,400	$0.26
$0.85 - $1.29	846,240	7.82	$1.03	451,955	$1.08
$1.35 - $2.14	1,439,570	8.10	$1.58	693,642	$1.62
$2.38 - $4.10	915,117	6.70	$3.07	685,267	$3.14

8.	Common Stock and Warrants

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

9.	Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Federal	State	Total
2010
Current	$1,055	$53	$1,108
Deferred	(697)	(1)	(698)

Total	$358	$52	$410

2009
Current	$754	$(9)	$745
Deferred	(417)	(7)	(424)

Total	$337	$(16)	$321

2008
Current	$1,020	$22	$1,042
Deferred	(1,402)	(20)	(1,422)

Total	$(382)	$2	$(380)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2010	2009
Deferred tax assets:
Accrued expenses	$—	$3
Allowance for doubtful accounts	81	74
Compensation and benefits	71	53
Share based compensation	714	527
Deferred revenue	356	47
Other	16	11

Total gross deferred tax assets	1,238	715

Deferred tax liabilities:
Intangible assets	121	259
Depreciation	243	280

Total gross deferred tax liabilities	364	539

Net deferred tax asset	$874	$176

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of those deductible differences, at December 31, 2010 and 2009.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income rate (34%) to income before income taxes is as follows ($ in thousands):

	2010	2009	2008
Taxes computed at federal statutory rate	$428	$585	$(2,734)

Increase (decrease) in taxes resulting from:
Goodwill impairment	—	—	1,963
Share based compensation	74	100	343
Uncertain tax position	(90)	—	90
Domestic production activities deduction	(98)	(53)	(83)
Research and development credit	—	—	(1)
State taxes, net of federal benefit	34	19	(5)
Conversion of ISO’s to NQSO	—	(287)	—
Other	62	(43)	47

Actual tax (benefit) expense	$410	$321	$(380)

A reconciliation of our unrecognized tax benefits is as follows ($ in thousands):

Balance at January 1, 2009	$90
Additions for current year tax positions	—

Balance at December 31, 2009	90
Reduction based on lapse in statute of limitations	(90)

Balance at December 31, 2010	$—

The full amount of the unrecognized tax benefits disclosed in 2009 were reduced in 2010 due to the lapse of the statute of limitations. We have adopted a policy to record interest and penalty expense related to income taxes as interest and other expense. The Company files a federal income tax return and state income tax returns in New Hampshire, Massachusetts and Texas. The Company is no longer subject to U.S. Federal tax examinations for the years before 2007 and state income tax exams for the years before 2006. Years open to examination for state returns vary based on the jurisdiction. The Company’s tax return for the year ending December 31, 2007 was audited by the Internal Revenue Service during 2009. The audit was completed in January 2010 and no adjustments were required.

10.	Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees with at least six months of service. Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations. The plan provides for employer matching and discretionary contributions, the amounts of which are to be determined annually by the Board of Directors. The Company made contributions to the plan of $81,000, $43,000, and $28,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

11.	Related Party Transaction

In September 2010, it was determined that our cost method investee, CoreTrace, would need additional funding of $4 million. This funding would be provided in the form of a bridge loan in two payments of $2 million each. The Company agreed to participate in the additional funding proportionate to its investment interest and in October 2010 loaned CoreTrace approximately $300,000, with 6% interest and a maturity date of December 31, 2011. The second payment of the total funding will be made on April 4, 2011, will also bear interest at 6% and will also be due December 31, 2011.

The note also allows for automatic or voluntary conversion into additional equity shares of CoreTrace. In the event of a “Qualified Financing” as defined in the agreement, the loan balance would be automatically converted into shares upon closing. The agreement also allows for voluntary conversion into equity shares in the event of a “Non-Qualified Financing” as defined in the agreement or if the loan remains outstanding on October 15, 2011.

12.	Commitments and Contingencies

Minimum rental commitments under non-cancelable operating leases at December 31, 2010, are as follows:

Years Ending December 31
2011	$364
2012	346
2013	349
2014	349
2015	355
Thereafter	1,200

Total	$2,963

Operating lease expense amounted to approximately $363,000 in 2010, $357,000 in 2009, and $410,000 in 2008.

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

In November 2008, the Company implemented a restructuring plan for its Andover, Massachusetts operations that resulted in the reduction of six positions as well as the closing of the office space. The Company has completed substantially all restructuring activities, except for the relocation of one employee, and recognized all anticipated restructuring charges as of December 31, 2009. The following table summarized activity related to the Company’s restructuring ($ in thousands):

	Employee Costs	Facility Costs	Total
Balance at December 31, 2008	79	56	135
Restructuring charge	14	15	29
Cash payments	(83)	(71)	(154)

Balance at December 31, 2009	$10	$—	$10
Restructuring charge	—	—	—
Cash payments	(10)		(10)

Balance at December 31, 2010	$—	$—	$—

14.	Quarterly Financial Information (unaudited)

	Fiscal Year 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$4,413	$4,465	$4,769	$4,918
Total operating expenses	$3,857	$4,281	$4,501	$4,645
Other income (expense)	$1	$4	$—	$4
Net income (loss) before provision for income taxes	$557	$188	$268	$277
Net income (loss)	$364	$133	$233	$151

Net income (loss) per share:
Basic	$0.02	$0.01	$0.01	$0.01
Diluted	$0.02	$0.10	$0.01	$0.01
Weighted average shares outstanding
Basic	17,283	17,354	17,652	17,540
Diluted	17,876	18,021	18,610	18,260

	Fiscal Year 2009
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$3,240	$4,745	$4,296	$4,170
Total operating expenses	$3,482	$3,789	$3,414	$3,977
Other income (expense)	$11	$(52)	$3	$(30)
Net income before provision for income taxes	$(231)	$904	$885	$163
Net income	$(244)	$943	$576	$125

Net income per share:
Basic	$(0.01)	$0.05	$0.03	$0.01
Diluted	$(0.01)	$0.05	$0.03	$0.01
Weighted average shares outstanding
Basic	17,227	17,233	17,254	17,277
Diluted	17,227	17,712	18,243	17,845

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

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

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2010.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

•	Balance sheets—December 31, 2010 and 2009

•	Statements of operations—Years ended December 31, 2010, 2009 and 2008

•	Statements of stockholders’ equity—Years ended December 31, 2010, 2009 and 2008

•	Statements of cash flows—Years ended December 31, 2010, 2009 and 2008

•	Notes to financial statements—December 31, 2010 and 2009

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit Number	Description

3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10-K filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

Exhibit Number	Description

10.10	Securities Purchase Agreement dated November 13, 2006 by and among GlobalSCAPE, Inc., the Stockholders named in Schedule I thereto and the Purchasers named therein (Filed as Exhibit 10.1 to Form 8-K filed November 17, 2006).

10.11	Form of Common Stock Purchase Warrant (Filed as Exhibit 10.2 to Form 8-K filed November 17, 2006).

*10.12	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.13	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 5, 2007).

*10.14	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.15	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.16	Amended and Restated Executive Employment Agreement by and between the Registrant and James R. Morris, effective as of October 1, 2009 (Filed as Exhibit 10.1 to Form 8-K filed October 2, 2009).

*10.17	Amended and Restated Executive Employment Agreement by and between the Registrant and Craig Robinson, effective as of October 1, 2009 (Filed as Exhibit 10.2 to Form 8-K filed October 2, 2009).

*10.18	2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

*10.19	Employment Agreement by and between the Registrant and Douglas Conyers (Filed as Exhibit 10.1 to Form 8-K filed March 24, 2011).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008)

23.1	Consent of Grant Thornton LLP (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

*	Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 29, 2011.

GlobalSCAPE, Inc.

By:	/s/ JAMES R. MORRIS
James R. Morris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2011.

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