Form 10-Q
period 2011-03-31
GLOBALSCAPE INC
filed 2011-05-12
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2011

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

As of May 12, 2011, there were 17,943,401 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2011

GlobalSCAPE®, CuteFTP®, CuteFTP Pro® Enhanced File Transfer Server® and CuteSendIt® are registered trademarks of GlobalSCAPE, Inc. Secure FTP Server™, WAFS™, CDP™, DMZ Gateway™, Advanced Workflow Engine™, AS2™, AWE™, CuteFTP Lite™, Mail Express™, Total Path Security™ and appShield™ are trademarks of GlobalSCAPE, Inc. Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

Part I. Financial Information

Item 1.	Financial Statements

GlobalSCAPE, Inc.

Condensed Balance Sheets

(in thousands except share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,413	$11,087
Accounts receivable (net of allowance for doubtful accounts of $167 and $237 on March 31, 2011 and December 31, 2010, respectively)	2,512	3,124
CoreTrace receivable	596	298
Federal income tax receivable	—	94
Current deferred tax assets	902	881
Prepaid expenses	343	319

Total current assets	15,766	15,803

Fixed assets, net	1,187	1,286
Investment - CoreTrace	2,278	2,278
Intangible assets, net	455	531
Goodwill	619	619

Deferred tax assets	20	—
Other assets	37	30

Total assets	$20,362	$20,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$540	$250
Accrued expenses	809	1,392
Income tax payable	5	—
Deferred revenue	5,442	5,554

Total current liabilities	6,796	7,196

Deferred tax liabilities	—	7
Other long term liabilities	1,109	1,185
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,346,982 issued March 31, 2011 and December 31, 2010	18	18
Additional paid-in capital	12,376	12,137
Treasury stock, 403,581 shares, at cost, at March 31, 2011 and December 31, 2010.	(1,452)	(1,452)
Retained earnings	1,515	1,456

Total stockholders’ equity	12,457	12,159

Total liabilities and stockholders’ equity	$20,362	$20,547

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2011	2010
Operating Revenues:
Licenses	$1,981	$2,462
Maintenance and support	2,220	1,775
All others	443	176

Total Revenues	4,644	4,413
Operating Expenses:
Cost of revenues	369	102
Selling, general and administrative expenses	3,194	2,909
Research and development expenses	785	646
Depreciation and amortization	204	200

Total operating expenses	4,552	3,857

Income from operations	92	556
Other income, net	0	1

Income before income taxes	92	557
Provision for income taxes	33	193

Net Income	$59	$364

Net income per common share - basic	$—	$0.02
Net income per common share - diluted	$—	$0.02
Weighted average shares outstanding:
Basic	17,943	17,283
Diluted	18,699	17,876

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2010	18,346,982	$18	$12,137	$(1,452)	$1,456	$12,159

Tax deficiency from stock-based compensation	—	—	(19)	—	—	(19)
Stock-based compensation expense	—	—	258	—	—	258

Net income	—	—	—	—	59	59

Balance at March 31, 2011	18,346,982	$18	$12,376	$(1,452)	$1,515	$12,457

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2011	2010
Operating Activities:
Net income	$59	$364
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recoveries	(79)	(137)
Depreciation and amortization	204	200
Stock-based compensation	258	263
Tax deficiency from stock-based compensation	19	—
Deferred taxes	(48)	(407)
Changes in operating assets and liabilities:
Accounts receivable	691	72
CoreTrace receivable	(298)	—
Prepaid expenses	(24)	(62)
Federal income tax	80	594
Other assets	(7)	(1)
Accounts payable	290	60
Accrued expenses	(583)	(167)
Deferred revenues	(112)	113
Other long-term liabilities	(76)	4

Net cash provided by operating activities	374	896

Investing Activities:
Purchase of property and equipment	(29)	(22)
Purchase of short-term investments	—	(350)
Redemption of short-term investments	—	905

Net cash provided by (used in) investing activities	(29)	533
Financing Activities:
Tax deficiency from stock-based compensation	(19)	—

Net cash used in financing activities	(19)	—
Net increase in cash	326	1,429
Cash at beginning of period	11,087	7,026

Cash at end of period	$11,413	$8,455

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Financial Statements

Three Months Ended March 31, 2011

(Unaudited)

1.	Nature of Business

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

We operate primarily in the Managed File Transfer, or MFT, industry. Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar sensitive documents. In addition, these products ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Since the 2008 timeframe, we have added managed e-mail attachment, software-as-a-service (“SaaS”), and cloud-based subscription offerings to our solution portfolio. Our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.

Most recently, during the first quarter of 2011, we announced development of appShield, a consumer “whitelisting” solution designed to defeat malicious software applications by allowing only designated applications and executables (i.e., those on the “whitelist”), to run on protected systems. This approach changes the paradigm of traditional “blacklisting” solutions, such as antivirus software, which typically use signature-based approaches to identify, quarantine, or block execution of an exponentially growing number of malware threats.

2.	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements.” Accordingly, they do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2010 Form 10-K and in this Report.

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

Significant Accounting Policies

There have been no changes in our significant accounting policies during the three months ended March 31, 2011 from those described in our 2010 Form 10-K. Listed below is a condensed version of the Company’s critical accounting policies.

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

We recognize hosting revenue over the contractual term of the customer contract. We believe our customers generally will continue to utilize our services beyond the initial contract term which typically ranges from one to three years. As a result, initial setup fees are recognized ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

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

3.	Goodwill and Other Intangible Assets

As of March 31, 2011, GlobalSCAPE had goodwill of approximately $619,000 associated with the acquisition of Availl, Inc. in 2006. No events occurred during the three months ended March 31, 2011 that would have been considered a triggering event under current accounting guidance and require an impairment test as of that date.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of March 31, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software	$1,775	$(1,377)	5
Customer list	180	(126)	5
Patent	7	(3)	18

Total	$1,962	$(1,506)

Estimated Amortization Expense
For remainder of 2011		$226
For the Year-ended 12/31/2012		226
For the Year-ended 12/31/2013		1
For the Year-ended 12/31/2014		1
For the Year-ended 12/31/2015		1
Thereafter		1

Total		$456

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $75,000 for each of the three months ended March 31, 2011 and March 31, 2010. No events occurred during the three months ended March 31, 2011 that would have caused the Company to evaluate the need to record an impairment.

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

Approximately $258,000 and $263,000 of compensation cost related to stock options and restricted stock awards were recognized in operating results in the three months ended March 31, 2011 and 2010, respectively.

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan (“2010 EIP”) authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards. The exercise price, term and other conditions applicable to each stock option or stock award granted under the 2010 EIP are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The stock options will expire after ten years.

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

	Three-months ended March 31, 2011	Three-months ended March 31, 2010
Expected volatility	77%	82%
Expected annual dividend yield	0	0
Risk free rate of return	2.5%	2.6%
Expected option term (years)	6	5

The following table summarizes information about stock option activity for the three months ended March 31, 2011:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2010	3,260,327	$1.83	7.63	$1.48
Granted	157,000	2.37
Exercised	—	—
Forfeited	50,375	2.04

Outstanding at March 31, 2011	3,366,952	$1.85	7.29	$2.77

Exercisable at March 31, 2011	2,018,308	$1.96	6.56	$1.61

The weighted average fair value of options granted during the three months ended March 31, 2011 was $1.37. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the three months ended March 31, 2011 was $0. During the three months ended March 31, 2011, the amount of cash received from the exercise of stock options was $0.

At March 31, 2011, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.80 years.

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

The following table summarizes information about stock awards activity for the three months ended March 31, 2011:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2010	53,420	2.01
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2011	53,420	$2.01

At March 31, 2011, there was approximately $19,000 of total unrecognized compensation cost related to stock awards which is expected to be recognized over a weighted-average period of 2 months.

6.	Warrants

On November 13, 2006, the Company entered into a securities purchase agreement with accredited investors and granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share. The warrants have a 5-year term and are currently exercisable. There have been exercises of 80,000, and as of March 31, 2011, there were 1,272,000 warrants outstanding.

7.	Earnings per Common Share

The components of earnings per share are as follows (in thousands except per share amounts):

	Three months ended March 31,
	2011	2010
Numerators
Numerators for basic and diluted earnings per share:
Net income	$59	$364

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	17,943	17,283

Dilutive potential common shares
Stock options and awards (1)	755	593
Common stock warrants (2)	—	—
Denominator for dilutive earnings per share	18,699	17,876
Net income (loss) per common share – basic	$0.00	$0.02
Net income (loss) per common share – diluted	$0.00	$0.02

(1)	For the three months ended March 31, 2011, 92,524 options were not included in dilutive shares, as the effect would have been anti-dilutive. For the three months ended March 31, 2010, 797,855 options were not included in dilutive shares, as the effect would have been anti-dilutive.
(2)	For the three months ended March 31, 2011 and 2010, no warrants were included in dilutive shares, as the effect would have been anti-dilutive.

8.	Commitments and Contingencies

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business. There are no pending claims against the Company that would have a material adverse effect on the financial statements of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2010 Form 10-K and other documents filed with the Securities and Exchange Commission. GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

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

Today, we have thousands of enterprise customers and more than one million individual consumers in over 150 countries. In addition, our solutions are used by more than 20,000 U.S. Army users deployed worldwide. We operate primarily in the Managed File Transfer, or MFT, industry. Directly, and through partner infrastructure, we also operate in the cloud services industry and, in the first quarter of 2011, announced our entry into the antivirus segment of the endpoint security market with the development of a consumer “whitelisting” product, appShield.

We are continuing our evolution from an ‘MFT company’ into adjacent solution spaces applicable to Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security solutions like appShield).

Key Business Metrics

As described in our 2010 Form 10-K, we review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The measures that we believe are the primary indicators of our performance are:

•	Revenue Growth;

•	Sales and Sales Pipeline Growth;

•	Recurring Revenue Growth; and

•	EBITDA.

Our 2010 Form 10-K provides our perspective on these key business metrics. The Outlook section and Comparison of the Three Months ended March 31, 2011 and 2010, below, provide updates on revenue and recurring revenue growth, as well as related sales developments.

Revenue Growth. As detailed below in the discussion of our results of operations, revenue grew by approximately 4.8% for the three months ended March 31, 2011 versus the same period in 2010.

Sales and Sales Pipeline Growth. We continued to experience sales and sales pipeline growth during the quarter ended March 31, 2011 versus the same period in 2010. The sales pipeline growth includes a significant increase in opportunities for our managed solutions offerings. However, as described in the discussion of our results of operations, the sales cycle for closing sales of our managed solutions has been longer than anticipated.

Recurring Revenue Growth. Recurring revenue continued to grow during the quarter as compared to the same period in 2010. As stated in our 2010 Form 10-K, an increase in deferred revenues indicates both growth in our installed base and satisfaction with our products and our maintenance and support services. At March 31, 2011, deferred revenue was $5.5 million , an increase of $1.3 million, or approximately 31%, over the balance at March 31, 2010.

EBITDA. EBITDA or Earnings Before Interest, Depreciation, and Amortization, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for net income. We define EBITDA as Net Income, plus Income Taxes, Total Other Income (Expense), Depreciation and Amortization, and non-cash charges for asset impairments. EBITDA has limitations as an analytical tool, and when assessing our operating performance, EBITDA should not considered in isolation, or as a substitute for net income or other income statement data prepared in accordance with GAAP. See our EBITDA to net income reconciliations in the table below.

	Quarter Ended
	March 31, 2011	March 31, 2010
Net Revenue	$4,644	$4,413
Income from operations	$92	$556
Net income:	$59	$364
Plus: Income taxes	33	193
Plus: Total other (income) expense	—	1
Plus: Depreciation and amortization	204	200
Plus: Goodwill and Intangible asset impairments	—	—

EBITDA	$296	$758

Products and Solutions

The following is a brief description of our products and solutions:

Managed File Transfer Solutions — Our MFT solutions are best known for the CuteFTP product line. They primarily consist of products that help users securely move and copy files on the Internet. FTP, along with more secure protocols such as SFTP, FTP/S, and HTTP/S, requires two software programs: a client program to start a transfer and a server program to accept the connection. Our MFT product line includes CuteFTP Pro, CuteFTP Home, CuteFTP Lite, CuteFTP Mac, and Enhanced File Transfer Server. A substantial portion of our revenues is derived from licensing our file management products, especially Enhanced File Transfer Server. During the first quarter of 2011, we released a new version of Enhanced File Transfer Server that delivers additional security and visibility features, along with improved workflow tools. New features in Enhanced File Transfer Server include industry-leading two-factor authentication, real-time visibility into all ongoing file transfers passing through the server, integration with Microsoft® SharePoint® Server, improved worldwide scalability with UTF-8 encoding, an enhanced user experience for browser-based access, and simplified corporate branding and customization.

Wide-Area File Services and Continuous Data Protection Solutions — Our Wide Area File Services, or WAFS, software is a true wide area file solution that enables accelerated collaboration across multiple sites, while reducing network bandwidth requirements. With WAFS software, customers can implement instant file-sharing and server-to-server mirroring across multiple sites, with full coherency and at near-LAN access speeds. Continuous, real-time multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization, no matter where a change in any file is made. The data is mirrored between servers on the LAN, virtual private network, or across firewalls in real time, with full support for file locking ensuring coherency. Our WAFS product ensures bandwidth-efficient WAN utilization, and that users have access to the most recent data. WAFS technology can have our Continuous Data Protection, or CDP, product added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities but doesn’t compromise data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots.

Managed E-mail Attachment Solution — Our managed e-mail attachment solution, Mail Express, addresses the needs of businesses that prefer to use their legacy e-mail infrastructure to deliver and manage e-mail attachments. E-mail traditionally has been ill-suited for delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than even 10 or 20 MB. The Mail Express solution is a software add-in (also sometimes referred to as a plug-in) compatible with Microsoft Outlook. The add-in transparently redirects e-mail attachments, up to 25 GB in size, for delivery in accordance with administrator-defined policies. During the first quarter of 2011, we released a new version of Mail Express that now supports communication through the GlobalSCAPE DMZ Gateway™. The DMZ Gateway support allows customers to implement Mail Express behind a DMZ firewall which provides an added layer of protection for data storage and retrieval, user authentication, and firewall traversal. The latest version of Mail Express also includes an internal web portal. The portal provides full Mail Express functionality via a standard web browser to customer employees who may not use Microsoft Outlook as their primary mail client. The portal also allows approved partners to send large files back to Mail Express users, ensuring the files and data remain secure at all times. Other key features of this new version of Mail Express include support for Microsoft Outlook and Exchange 2010, improved performance and optimization when interacting with anti-virus software, and increased capacity and number of users per Mail Express server, supporting the growing demands of larger enterprises.

Endpoint Security Solution — During the first quarter of 2011, we announced ongoing development of appShield, a consumer endpoint security solution to protect computers against the rapid growth of viruses and other malicious software. The appShield solution is based on proven enterprise-level application whitelisting technology from CoreTrace Corporation, the recognized leader in dynamic and client-based application whitelisting. Previously, in 2010, we entered into a reseller agreement with CoreTrace, under which we resell CoreTrace’s BOUNCER enterprise whitelisting solution. Unlike traditional “blacklisting” solutions, such as antivirus software, that attempt to detect and remove infected files and applications running on a computer, whitelisting allows users to lock servers, personal computers, and other devices into a known, trusted state and allows only approved applications to run. By ensuring that only approved applications can run, appShield automatically blocks unauthorized applications—including viruses and rogue applications that may have been inadvertently downloaded from email, websites, or social media, for example.

Maintenance and Support — We offer maintenance and support, or M&S, contracts for all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of our M&S contract. Standard technical support services are provided via e-mail and telephone during our regular business hours. Optionally, for Enhanced File Transfer Server Enterprise and WAFS software we offer a Platinum M&S contract which provides access to emergency technical assistance 24 hours per day 7 days a week.

GlobalSCAPE Managed Solutions — Through a partner agreement with Rackspace Hosting, Inc., we deliver cloud-based managed file transfer solutions for the secure exchange of business-to-business data, including large files and sensitive data. These subscription-based solutions include hosted and fully-managed offerings tailored for the SMB market and large enterprises. Our Managed Information Xchange, or MIX, service is a GlobalSCAPE-managed solution for companies seeking complete support for the contracted services. The tiered service, delivered through Rackspace’s infrastructure, allows customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. Available solution tiers range from trial and proof-of-concept implementations to enterprise-scale managed services. During the first quarter of 2011, Info Security Products Guide recognized MIX as the winner of the 2011 Global Excellence Award in the Cloud category. The 2011 Global Excellence Awards attracted entries from all over the world, and more than 50 judges from a broad spectrum of industries determined the winners. Also during the first quarter, we announced availability of our Hosted Enhanced File Transfer Service. This service expands our cloud-based solution portfolio by integrating a hosted version of our market-leading Enhanced File Transfer Server solution with infrastructure from Rackspace Hosting. This scalable and tiered service is structured for the SMB market, and allows customers of all sizes to outsource all or part of their secure information exchange needs at affordable price points. The Hosted EFT Server Service offering delivers these capabilities and benefits while allowing direct customer management of the Enhanced File Transfer Server solution (as contrasted with the fully managed MIX service).

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

Professional Services — We offer a range of professional services to complement our software and cloud-based solutions. These professional services include product customization and system integration, solution “quickstart” implementations, business process and workflow, policy development, and education and training. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary to support certain solution implementations and integrations. During the first quarter of 2011, we announced that we have increased our engineering support as a subcontractor on the McLane Advanced Technologies (MAT) industry team that won the $52.3 million re-compete contract for the US Army Standard Army Maintenance System - Enhanced (SAMS-E) in September 2010. This SAMS-E support represents the largest professional services engagement in GlobalSCAPE’s 15-year history. Under the contract terms, we are providing professional services to sustain integration of our Secure FTP Server™ and CuteFTP solutions within the SAMS-E environment. In addition to the contracted services, GlobalSCAPE may deliver enhanced software solutions for SAMS-E under the subcontractor agreement.

Outlook

We believe that the future success of our business will be dependent upon our ability to:

•	Leverage our MFT solutions and expertise to enter, and establish leadership in, broader information exchange markets while maintaining leadership in the MFT industry,

•	Grow recurring revenue,

•	Continue developing and enhancing our software solutions,

•	Enter and extend our presence in the endpoint security market,

•	Increase international and channel sales,

•	Grow our government sales, and;

•	Develop our corporate brand and market recognition.

Enter and Establish Leadership in Broader Markets. We have been in the leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer for the past two years. Gartner has stated that the MFT market is approximately $500 million to $550 million. With MFT capabilities increasingly being integrated into business-

to-business (“B2B”) gateway, data integration, service oriented architecture, and other technical solutions, the need to keep evolving our solutions and entering adjacent markets is clear. We believe the market will continue shifting toward consideration of MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes. Our entry into the multi-billion dollar cloud services and endpoint security markets reflects strategic broadening of our solution applicability. We also have considerably enhanced our professional services capabilities in recent years. More customers are contracting for our professional services and seeking repeat consulting engagements to support their business operations. The persistent business presence allowed by our cloud-based subscription services is a strategic development that we believe will reinforce this trend.

Grow Recurring Revenue. Recurring revenue includes M&S contracts and subscriptions for our cloud-based managed and hosted solutions. In the broadest sense, delivery of labor hours on long-duration contracts also fits within this growth strategy because such “contracted sales” provide a book of sold business that will be recognized into revenue in future periods, with some revenue from these labor contracts potentially visible even two or three years in the future. We believe increasing recurring revenue provides greater predictability of revenue in future periods and a stronger hedge against future business (or broader economic) downturns. Our recurring revenue, primarily in the form of M&S contracts, grew to 48 percent in the first quarter of 2011, up from 44 percent in the first quarter of 2010. During the first quarter of 2011, we also continued to increase our pipeline of managed solution opportunities.

Continue to enhance and develop our solutions. We have allocated significant resources to enhancing and developing our solutions in recent years. This strategic focus has delivered substantially more capable releases of our WAFS, Mail Express, and Enhanced File Transfer solutions, plus our cloud-based offerings and professional services. We intend to maintain our focus on developing our solution portfolio and, as appropriate, enhancing our existing solutions. Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisition. During 2010, and into early 2011, we announced development of several new solutions, including MIX, Hosted Enhanced File Transfer Server, and appShield.

Enter and Extend our Presence in the Endpoint Security Market. We are entering the antivirus segment of the endpoint security market with appShield. The appShield solution provides an opportunity for us to increase sales of our consumer products, which have declined in recent years. The endpoint security market also is attractive because consumer sales typically are relatively low-touch and accomplished largely through our online cart, over the Internet. From this initial market entry with appShield we intend to explore, and potentially develop or acquire, other endpoint security solutions. These additional solutions may be complementary to appShield or to our other solutions. Like appShield, the other solutions also may appeal to SMB or even enterprise customers.

Increase International and Channel Sales. We have added several channel partners in recent years and also organized our sales force and associated sales processes, to more effectively support our partner network worldwide. Channel partners resell, distribute, or integrate our solutions. Channel partners announced since the beginning of 2009 include Carahsoft Corporation, Lifeboat Distribution, MAT, and multiple system integration companies with whom we have registered as a small business. We also have added other channel partners worldwide in recent years. These channel partners provide us with additional opportunities to penetrate deeper into existing markets and enter new sales territories. Channel sales also can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. Achieving additional traction in new sales territories potentially can increase our sales in future years, considering we derived 83 percent of our sales from just the United States, United Kingdom, Canada, and Australia in the first quarter of 2011.

Grow Government Sales. Government sales, particularly large contracts from the U.S. Army, have had a significant positive impact on our growth and market image since 2007; however, these large contracts also cause significant swings in our financial results. We are focused on more deliberate growth in government sales, including software and associated services, potentially augmented by occasional large product orders. Our current engineering services activities in support of the SAMS-E contract are part of this long-term focus. We may obtain, sustain, or update government certifications as necessary to compete in this sector. For example, we have received Federal Information Processing Standards (“FIPS”) 140-2 validation of the GlobalSCAPE Cryptographic Module embedded in Enhanced File Transfer Server. In addition, Enhanced File Transfer Server Version 6 and the latest version of CuteFTP Pro received the Certificate of Networthiness from the U.S. Army Network Technology Command during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions.

Develop our Corporate Brand. We traditionally have been better known for CuteFTP than as a corporate brand. Since the late-2008 timeframe, we have made a concerted effort to elevate our corporate profile. We retained marketing communications and investor relations firms in 2009; we also established a strong, but informal, relationship with America’s Growth Capital, an investment bank focused on emerging growth markets. Through our efforts in this area, we have participated in numerous analyst briefings and non-deal investor conferences that have increased our recognition within the investor and analyst communities. We also have obtained increasing national media coverage. In addition, we have revised our website, logos, and other areas reflecting our corporate brand. Through these activities, we have established a much more consistent, recognizable brand that may better support future growth and market visibility. We also believe we have enhanced our brand through additional national and regional attention resulting from corporate awards received. For example, during the first quarter of 2011, we were named one of the 2011 “Best Companies to Work for in Texas.” This awards program, a project of Texas Monthly, the Texas association of Business, and other organizations, identifies, recognizes, and honors the best places of employment in Texas. Companies from across the state competed to be among the one hundred named to the 2011 “Best Companies to Work for in Texas” list.

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over 26 of the last 28 quarters. At March 31, 2011, the Company had net working capital of $8.9 million. The primary component of current liabilities at March 31, 2011 was $5.4 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At March 31, 2011, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to license or acquire technology, products, or businesses. At March 31, 2011, we had $11.4 million of cash available in a depository account and we continue to generate cash in excess of our operational needs.

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

As in 2010, the Board of Directors has determined that the Company should continue to concentrate on increasing revenues in 2011 and subsequent years. This has entailed and will continue to entail, increased spending on research and development, personnel, partner relationships and public relations. It is expected that these investments would decrease net income and earnings per share in the current year, but would help provide for future revenue growth in 2012 and beyond.

Net cash provided by operating activities for the three months ended March 31, 2011 and 2010 was approximately $374,000 and $896,000, respectively. The decrease in 2011 was due to a decrease in net income as well as significant changes in all operating assets and liabilities.

Net cash (used in) provided by investing activities for the three months ended March 31, 2011 and 2010 was approximately ($29,000) and $533,000, respectively. Cash used in investing activities in 2011 was only for equipment purchases where as cash provided by investing activities for 2010 was from the redemption of short-term investments.

Net cash used in financing activities during the three months ended March 31, 2011 and 2010 was approximately ($19,000) and $0 respectively. The decrease was due to a reduction in the tax benefit related to stock-based compensation.

Contractual Obligations

There have been no significant changes in our contractual obligations during the three months ended March 31, 2011 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2010 Form 10-K. Our obligations mainly consist of the lease on our office space and leases on equipment.

Comparison of the Three Months ended March 31, 2011 and 2010 ($ in thousands)

	Three Months ended March 31,
	2011	2010	$ Change	% Change
Total revenues	$4,644	$4,413	231	5.23%
Cost of revenues	369	102	267	261.76%
Selling, general and administrative expenses	3,194	2,909	285	9.80%
Research and development expenses	785	646	139	21.52%
Depreciation and amortization	204	200	4	2.00%

Total operating expense	4,552	3,857	695	18.02%

Income from operations	92	556	(464)
Other income	—	1	(1)	-100.00%
Income tax expense	33	193	(160)	-82.90%

Net income	$59	$364	(305)

Revenue. We derive our revenue primarily from sales of our software licenses and from maintenance and support and professional services. We also recognize revenue from subscription-based offerings. Software license revenue primarily consists of revenue from sales of our enterprise solutions, such as Enhanced File Transfer Server and WAFS, and is typically recognized upon shipment. Maintenance and support revenue includes unspecified software license updates and product support. Maintenance and support revenue is recognized ratably over the contractual period, which is typically one year, but can be up to three years. Professional services revenue includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as the services are performed. In addition, we have added subscription revenues related to the sales of our Managed Solutions. Subscription revenue is recognized on a monthly basis as the services are billed over the contract period, which ranges from one to three years.

For the three months ended March 31, 2011, total revenues increased by approximately $213,000 or 4.8% from the same quarter in 2010. Revenues increased due to continued growth of EFT Server solution sales, an increase in maintenance and support renewals, and strong growth in professional services revenue. However, our revenue growth in the first quarter was less than anticipated as the sales cycle for larger opportunities proved longer than originally projected.

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Three Months ended March 31,
Product	2011		2010
EFT Server Enterprise	$2,598	55.9%	$2,455	55.6%
EFT Server	889	19.1%	864	19.6%
CuteFTP Professional	280	6.0%	284	6.4%
CuteFTP Home	61	1.3%	84	1.9%
Wide Area File Services/CDP	348	7.5%	546	12.4%
Other	468	10.1%	180	4.1%

Total Operating Revenues	$4,644	100.0	$4,413	100.0

Maintenance and support	$2,220	47.8%	$1,775	40.2%

Sales of our EFT Server Enterprise and EFT Server products increased by approximately $168,000 or 5.1% for the quarter. These products represented approximately 75.4% of our total revenues in the three months ending March 31, 2011 as compared to 75.2%, in the same period in 2010. The increase in EFT Server Enterprise revenues was mainly due to an increase in maintenance and support sales, especially renewal sales. While the number of units sold increased when compared to the first quarter of 2010, the average sale price decreased 18%. Overall, the increase in EFT Server revenue was largely due to maintenance and support sold in prior periods, where the revenue is being recognized in the current period. First quarter sales of both product software and maintenance and support contracts decreased when compared to the first quarter of 2010. We believe this decrease was a result of potential customers considering transitioning to our Managed Solution offerings, such as MIX, instead of procuring software for on-premise implementation. In addition, the sales cycle for closing sales on our Managed Solution offerings has been considerably longer than we originally anticipated. As we continue building the sales pipeline for subscription-based managed solutions, sales for on-premise implementations may decline. This impact may be particularly pronounced through middle to late 2011 as some software license sales opportunities shift to managed solutions contracts. Delays or reductions in on-premise software sales, especially for enterprise solutions such as EFT Server, will yield a corresponding decrease in new maintenance and support contract sales. However, increasing managed solution sales will yield growing subscription revenue, which we believe, over time, will offset the associated declines in Enhanced File Transfer Server software sales and build a growing book of recurring business.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $27,000 or 7.3% in the quarter ended March 31, 2011, as compared to the same period in 2010, and accounted for approximately 7.4% and 8.3% of total revenues for the three months ended March 31, 2011 and 2010, respectively. This decline, while less than in recent quarters, continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets.

Sales of our WAFS and CDP software decreased by $198,000 or 36.3% for the quarter. The WAFS and CDP products are largely used by architecture, engineering, and construction firms to transfer large files between offices. The decrease was largely due to a decrease in maintenance and support renewals sold, and we believe this decrease reflects the time that has passed since the last major release of WAFS in 2009. We believe WAFS software sales will increase with the next major release, anticipated in the second half of 2011. WAFS and CDP software accounted for approximately 7.6% of total revenue for the first quarter of 2011 compared to 12.4% for the same period in 2010.

Products and services included in “Other” revenue, increased by $288,000, or 160%, for the quarter. This category primarily consists of professional services, training and Mail Express product sales. Professional services are the largest contributor to this category, with revenue of approximately $385,000 in the first quarter of 2011. The growth in professional services revenue is driven largely by $230,000 in revenue earned on the McLane contract during the quarter.

Because of the more complex and business-critical nature of the EFT Server, EFT Server Enterprise, Wide Area File Services, Continuous Data Protection, and Mail Express solutions, purchasers of those enterprise products require increased maintenance and support. Our maintenance and support revenues for the quarter increased by 22.3% from $1.9 million in 2010 to $2.4 million in 2011, accounting for more than 48% of revenue in the quarter. As our enterprise products become a larger portion of our total revenues, we believe maintenance and support revenues will continue to increase. However, if sales of our on-premise enterprise products decrease, then new sales of maintenance and support contracts will decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, travel associated with professional services delivery and other cost of goods sold. Cost of revenues increased by approximately 262% from $102,000 in the first quarter of 2010 to $369,000 in 2011. This increase was largely caused by an increase in royalties of $37,000, the addition of hosted server expenses of approximately $47,000, an increase in training expense of approximately $30,000 and other cost of goods sold of $158,000. The increase in royalties was due to increased sales of a licensed technology. The hosted server expenses are associated with the new MIX and Hosted EFT Server solutions which launched in July, 2010 and February 2011, respectively, the increase in training expenses was mostly due to travel expenses related to customer onsite training, and the other cost of goods sold was due to labor associated with the professional services being performed for the McLane contract.

Selling, General and Administrative. Selling, general, and administrative expenses consist primarily of personnel and related expenses, marketing, customer support, facility costs, bad debt, and professional fees. Selling, general, and administrative expenses as a percentage of revenue were 69% in the first quarter of 2011 as compared to 66% in the same period last year. The net increase in selling, general, and administrative expenses of approximately $285,000 or 9.8% was primarily caused by increases in salaries and wages and related payroll taxes, travel, and bad debt. These increases were offset by decreases in a handful of other accounts, including recruiting, legal fees, and advertising expense.

The approximate $180,000 increase in salaries and wages was due to an overall increase in staffing of nine additional people since the first quarter of 2010. Travel expense increased by approximately $34,000 due to increased attendance at trade shows and international travel related to professional services and the strengthening of our channel relationships. Bad debt recoveries decreased by $58,000 due to an increase in accounts receivable.

Recruiting expense decreased by $34,000 as of March 31, 2011 when compared to the first quarter of 2010 due to the hiring of two software engineers in 2010 . Legal fees were higher in the first quarter of 2010 by $27,000 due to the now-resolved Uniloc litigation. Advertising expense decreased by approximately $54,000 due to the continued optimization of Google search ads. We have reduced the amount that we spend on search terms without affecting the amount of sales leads that are generated by the search results.

Research and Development. The increase in research and development expenses of approximately $139,000 was mainly due to an increase in salaries and wages and related payroll taxes of approximately $102,000 and an increase in bonuses of $28,000. The increase in salaries and wages and related payroll taxes was mainly due to the hiring of new engineers in 2010. The increase in bonuses was due to the addition of new staff to the bonus pool.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization combined has remained relatively stable between the years with an increase of only $4,000. This increase was largely due to property additions in 2011.

Income Taxes. Our effective tax rates were 36.4% and 34.6% for the three months ended March 31, 2011 and 2010, respectively. The effective tax rate increased slightly in the first quarter of 2011 as compared to 2010. In 2011 and 2010, the most significant items that affected our effective income tax rate was the non-deductible incentive stock option expenses and the deduction for domestic production activities (“DPAD”).

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

During the three months ended March 31, 2011, approximately 37% of our sales came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

None

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2010 Form 10-K which could materially affect our business, financial condition or future results. The risks described in our 2010 Form 10-K are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

GLOBALSCAPE, INC.

May 12, 2011	By:	/s/ Mendy Marsh
Date		Mendy Marsh
Vice President and Chief Financial Officer (Principal Accounting Officer)