Form 10-Q
period 2011-06-30
GLOBALSCAPE INC
filed 2011-08-11
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2011

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

As of August 11, 2011, there were 18,098,541 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2011

GlobalSCAPE®, CuteFTP®, CuteFTP Pro® Enhanced File Transfer Server® and CuteSendIt® are registered trademarks of GlobalSCAPE, Inc. Secure FTP ServerTM, WAFSTM, CDPTM, DMZ GatewayTM, Advanced Workflow EngineTM, AS2TM, AWETM, CuteFTP LiteTM, Mail ExpressTM, Total Path SecurityTM, appShieldTM and CuteBackup are trademarks of GlobalSCAPE, Inc. Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

Part I. Financial Information

Item 1.	Financial Statements

GlobalSCAPE, Inc.

Condensed Balance Sheets

(in thousands except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,615	$11,087
Accounts receivable (net of allowance for doubtful accounts of $66 and $237 on June 30, 2011 and December 31, 2010, respectively)	3,288	3,124
CoreTrace receivable	597	298
Federal income tax receivable	—	94
Current deferred tax assets	878	881
Prepaid expenses	217	319

Total current assets	17,595	15,803

Fixed assets, net	1,110	1,286
Investment - CoreTrace	2,278	2,278
Intangible assets, net	380	531
Goodwill	619	619

Deferred tax assets	92	—
Other assets	30	30

Total assets	$22,104	$20,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$488	$250
Accrued expenses	1,106	1,392
Income tax payable	160	—
Deferred revenue	5,708	5,554

Total current liabilities	7,462	7,196

Deferred tax liabilities	—	7
Other long term liabilities	1,339	1,185
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,502,122 and 18,346,982 shares issued June 30, 2011 and December 31, 2010, respectively	19	18
Additional paid-in capital	12,751	12,137
Treasury stock, 403,581 shares, at cost, at June 30, 2011 and December 31, 2010	(1,452)	(1,452)
Retained earnings	1,985	1,456

Total stockholders’ equity	13,303	12,159

Total liabilities and stockholders’ equity	$22,104	$20,547

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Operating Revenues:
Licenses	$2,839	$2,518	$4,819	$4,979
Maintenance and support	2,279	1,865	4,499	3,640
All others	592	83	1,036	259

Total Revenues	5,710	4,466	10,354	8,878
Operating Expenses:
Cost of revenues	529	144	898	246
Selling, general and administrative expenses	3,511	3,213	6,706	6,122
Research and development expenses	762	725	1,547	1,371
Depreciation and amortization	193	199	397	399

Total operating expenses	4,995	4,281	9,548	8,138

Income from operations	715	185	806	740
Other income, net	13	4	13	5

Income before income taxes	728	189	819	745
Provision for income taxes	257	55	290	248

Net Income	$471	$134	$529	$497

Net income per common share - basic	$0.03	$0.01	$0.03	$0.03
Net income per common share - diluted	$0.03	$0.01	$0.03	$0.03
Weighted average shares outstanding:
Basic	17,997	17,354	17,969	17,318
Diluted	18,761	18,021	18,727	17,934

The accompanying notes are an integral part of these financial statements

GlobalSCAPE, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2010	18,346,982	$18	$12,137	$(1,452)	$1,456	$12,159

Shares issued upon exercise of stock options	101,720	1	122			123

Tax deficiency from stock-based compensation	—	—	(25)	—	—	(25)
Stock-based compensation expense	—	—	517	—	—	517

Restricted stock activity	53,420	—		—	—	0

Net income	—	—	—	—	529	529

Balance at June 30, 2011	18,502,122	$19	$12,751	$(1,452)	$1,985	$13,303

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2011	2010
Operating Activities:
Net income	$529	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recoveries	(170)	(81)
Depreciation and amortization	397	399
Loss on disposition of assets	—	52
Stock-based compensation	517	481
Deferred taxes	(96)	(538)
Excess tax benefit from vested restricted stock	—	15
Changes in operating assets and liabilities:
Accounts receivable	6	(636)
CoreTrace receivable	(299)	—
Prepaid expenses	102	(61)
Federal income tax	254	392
Other assets	—	11
Accounts payable	238	(9)
Accrued expenses	(286)	205
Deferred revenues	154	518
Other long-term liabilities	154	5

Net cash provided by operating activities	1,500	1,250

Investing Activities:
Purchase of property and equipment	(70)	(85)
Purchase of short-term investments	—	(350)
Redemption of short-term investments	—	1,205

Net cash (used in) provided by investing activities	(70)	770
Financing Activities:
Proceeds from exercise of stock options	123	37
Tax (deficiency) benefit from stock-based compensation	(25)	49

Net cash provided by financing activities	98	86

Net increase in cash	1,528	2,106
Cash at beginning of period	11,087	7,026

Cash at end of period	$12,615	$9,132

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$157	$374

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Financial Statements

Six Months Ended June 30, 2011

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”) provides secure information exchange capabilities for consumers and enterprises through the development and sale of software, delivery of managed and hosted solutions, provision of maintenance and support, and professional services. Since our organization in 1996, we have evolved from a company focused primarily on personal file transfer products, sold over the Internet, to a solution provider deriving over 90 percent of revenue from sales to small and medium business and enterprise customers worldwide.

We operate primarily in the Managed File Transfer, or MFT, industry. Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar sensitive documents. In addition, these products ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Since 2008, we have added managed e-mail attachment, software-as-a-service (“SaaS”), and cloud-based subscription offerings to our solution portfolio. Our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.

We are continuing our evolution from an ‘MFT company’ into adjacent solution spaces applicable to Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security and data recovery solutions like appShield and CuteBackup, respectively). During the first quarter of 2011, we announced development of appShield, a consumer “whitelisting” solution designed to defeat malicious software applications by allowing only designated applications and executables (i.e., those on the “whitelist”), to run on protected systems. This approach changes the paradigm of traditional “blacklisting” solutions, such as antivirus software, which typically use signature-based approaches to identify, quarantine, or block execution of an exponentially growing number of malware threats.

In the second quarter of 2011, we announced development of CuteBackup, a data backup and recovery software solution aimed at helping consumers and small business owners avoid a data loss catastrophe. CuteBackup became available for download and purchase in July 2011.

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

Significant Accounting Policies

There have been no changes in our significant accounting policies during the six months ended June 30, 2011 from those described in our 2010 Form 10-K. Listed below is a condensed version of the Company’s critical accounting policies.

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

As of June 30, 2011, GlobalSCAPE had goodwill of approximately $619,000 associated with the acquisition of Availl, Inc. in 2006. No events occurred during the six months ended June 30, 2011 that would have been considered a triggering event under current accounting guidance and require an impairment test as of that date.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of June 30, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software	$1,775	$(1,444)	5
Customer list	180	(135)	5
Patent	7	(3)	18

Total	$1,962	$(1,582)

Estimated Amortization Expense
For remainder of 2011		$150
For the Year-ended 12/31/2012		226
For the Year-ended 12/31/2013		1
For the Year-ended 12/31/2014		1
For the Year-ended 12/31/2015		1
Thereafter		1

Total		$380

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $151,000 for each of the six months ended June 30, 2011 and June 30, 2010. No events occurred during the six months ended June 30, 2011 that would have caused the Company to evaluate the need to record an impairment.

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

The Company’s investments currently consist of an investment in a software company, which is accounted for under the cost method. The current carrying amount of this cost method investment is approximately $2.3 million. The Company believes that the carrying amount approximates fair value and has not evaluated it for impairment as there have been no indicators that would suggest the value of the investment has declined below cost.

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

Approximately $517,000 and $481,000 of compensation cost related to stock options and restricted stock awards were recognized in operating results in the six months ended June 30, 2011 and 2010, respectively.

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

	Three-months ended June 30, 2011	Six-months ended June 30, 2011
Expected volatility	73%	77%
Expected annual dividend yield	0	0
Risk free rate of return	2.1%	2.5%
Expected option term (years)	6	6

The following table summarizes information about stock option activity for the six months ended June 30, 2011:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2010	3,260,327	$1.83	7.63	$1.48
Granted	335,500	2.28
Exercised	101,720	1.20
Forfeited	93,927	2.21

Outstanding at June 30, 2011	3,400,180	$1.88	7.06	$1.75

Exercisable at June 30, 2011	1,995,006	$1.95	6.13	$1.10

The weighted average fair value of options granted during the six months ended June 30, 2011 was $1.35. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the six months ended June 30, 2011 was $92,000. During the six months ended June 30, 2011, the amount of cash received from the exercise of stock options was $123,000.

At June 30, 2011, there was approximately $1.2 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.91 years.

Stock Awards

The GlobalSCAPE, Inc. 2006 Non-Employee Directors Long Term Incentive Plan allows for the issuance of either stock options or restricted stock awards. Restricted stock awards for 80,000 and 53,420 were granted in accordance with the terms of the plan in June 2011 and 2010, respectively.

The fair value of stock awards is based upon the market price of the underlying common stock as of the date of grant. Stock awards are amortized over their applicable vesting period, one year, using the straight-line method.

The following table summarizes information about stock awards activity for the six months ended June 30, 2011:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2010	53,420	$2.01
Granted	80,000	2.16
Vested	53,420	2.01
Forfeited	—	—

Nonvested balance at June 30, 2011	80,000	$2.16

At June 30, 2011, there was approximately $159,000 of total unrecognized compensation cost related to stock awards which is expected to be recognized over a weighted-average period of 11 months.

6.	Warrants

On November 16, 2006, the Company entered into a securities purchase agreement with accredited investors and granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share. The warrants have a 5-year term beginning May 15, 2007 and ending May 15, 2012. There have been exercises of 80,000, and as of June 30, 2011, there were 1,272,000 warrants outstanding.

7.	Earnings per Common Share

The components of earnings per share are as follows (in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerators
Numerators for basic and diluted earnings per share:
Net income	$471	$134	$529	$497

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	17,997	17,354	17,969	17,318

Dilutive potential common shares
Stock options and awards (1)	765	667	758	616
Common stock warrants (2)	—	—	—	—
Denominator for dilutive earnings per share	18,761	18,021	18,727	17,934
Net income per common share – basic	$0.03	$0.01	$0.03	$0.03
Net income per common share – diluted	$0.03	$0.01	$0.03	$0.03

(1)	For the three and six months ended June 30, 2011, 132,100 and 175,425 options were not included in dilutive shares, as the effect would have been anti-dilutive. For the three months and six months June 30, 2010, 426,196 and 588,216 options were not included in dilutive shares, as the effect would have been anti-dilutive.
(2)	For the three and six months ended June 30, 2011 and 2010, no warrants were included in dilutive shares, as the effect would have been anti-dilutive.

8.	Commitments and Contingencies

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business.

GlobalSCAPE has been named as one of a number of defendants in two different patent infringement suits. The first was filed by Content Delivery Solutions LLC in the United States District Court for the Western District of Texas Austin Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses products or services for resuming interrupted transmission of a file over a network. The second was filed by Achates Reference Publishing, Inc in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses product activation functionality. Both of these matters have just been brought forth and, while GlobalSCAPE believes that it has meritorious defenses to both plaintiffs’ claims and intends to defend the lawsuits vigorously, it is early in its process and it is not possible to reasonably determine the outcome of these suits. Accordingly, it is not possible at this time to assess whether or not we need to reserve for potential settlements.

During the quarter ended June 30, 2011, we were notified by the Internal Revenue Service that it plans to audit our 2009 Federal income tax return.

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

Overview

Our solutions provide secure information exchange capabilities for consumers and enterprises through the sale of software licenses, delivery of managed and hosted solutions, provision of maintenance and support, and professional services. Since our organization in 1996, we have evolved from a company focused primarily on personal file transfer products, sold over the Internet, to a solution provider deriving over 90 percent of revenue from sales to small and medium business, or SMB, and enterprise customers worldwide.

We operate primarily in the Managed File Transfer, or MFT, industry. Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar sensitive documents. In addition, these products ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Since 2008, we have added managed e-mail attachment, software-as-a-service (“SaaS”), and cloud-based subscription offerings to our solution portfolio. Our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.

We are continuing our evolution from an ‘MFT company’ into adjacent solution spaces applicable to Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security and data recovery solutions like appShield and CuteBackup, respectively).

During the first quarter of 2011, we announced development of appShield, a consumer “whitelisting” solution designed to defeat malicious software applications by allowing only designated applications and executables (i.e., those on the “whitelist”), to run on protected systems. This approach changes the paradigm of traditional “blacklisting” solutions, such as antivirus software, which typically use signature-based approaches to identify, quarantine, or block execution of an exponentially growing number of malware threats. In the second quarter of 2011, we announced development of CuteBackup, a data backup and recovery software solution aimed at helping consumers and small business owners avoid a data loss catastrophe. CuteBackup became available for download and purchase in July 2011.

Key Business Metrics

As described in our 2010 Form 10-K, we review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The measures that we believe are the primary indicators of our performance are:

•	Revenue Growth;

•	Sales and Sales Pipeline Growth;

•	Recurring Revenue Growth; and

•	EBITDA.

Our 2010 Form 10-K provides our perspective on these key business metrics. The Outlook section and Comparison of the Three Months and Six Months ended June 30, 2011 and 2010, below, provide updates on revenue and recurring revenue growth, as well as related sales developments.

Revenue Growth. As detailed below in the discussion of our results of operations, revenue grew by approximately 28% during the quarter ended June 30, 2011 versus the same period in 2010. This revenue growth was the result of increased product license sales, particularly for the Enhanced File Transfer Server solution suite, continued increases in maintenance and support revenue, and substantial growth in professional services revenue, largely associated with our delivery of engineering support as a subcontractor on the McLane Advanced Technologies (MAT) industry team that won the $52.3 million re-compete contract for the US Army Standard Army Maintenance System – Enhanced (SAMS-E) in September 2010. We also recognized increasing revenue from our subscription-based hosted and managed services. Note, however, that the revenue growth in the second quarter of 2011 may not be representative of future revenue growth as we recognized some revenue in the quarter from opportunities that slipped from the first quarter.

Sales and Sales Pipeline Growth. We continued to experience sales and sales pipeline growth during the quarter ended June 30, 2011 versus the same period in 2010. As we increase sales of our subscription services, and pursue opportunities with larger deal sizes, we believe our sales and sales pipeline growth remains a key indicator of our potential to deliver increased revenue in future periods.

Recurring Revenue Growth. Recurring revenue continued to grow during the quarter as compared to the same period in 2010. As stated in our 2010 Form 10-K, we believe that an increase in deferred revenues indicates both growth in our installed base and satisfaction with our products and our maintenance and support services. At June 30, 2011, deferred revenue was $5.7 million, an increase of $1.1 million, or approximately 24%, over the balance at June 30, 2010. This growth represents a combination of increased maintenance and support sales, plus growing sales of our hosted and managed solutions.

EBITDA. EBITDA or Earnings Before Interest, Depreciation, and Amortization, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for net income. We define EBITDA as Net Income, plus Income Taxes, Total Other Income (Expense), Depreciation and Amortization, and non-cash charges for asset impairments. EBITDA has limitations as an analytical tool, and when assessing our operating performance, EBITDA should not considered in isolation, or as a substitute for net income or other income statement data prepared in accordance with GAAP. See our EBITDA to net income reconciliations in the table below. As shown in the table, EBITDA increased to $908,000 in the second quarter, compared to $384,000 during the same period in 2010, an increase of 136 percent. The increase in EBITDA was the result of substantially increased revenue in the second quarter and continued close management of fixed operating expenses.

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2011	2010	2011	2010
Net Revenue	$5,710	$4,466	$10,354	$8,878
Income from operations	$715	$185	$806	$740
Net income:	$471	$134	$529	$497
Plus: Income taxes	257	55	290	248
Plus: Total other (income)	(13)	(4)	(13)	(5)
Plus: Depreciation and Amortization	193	199	397	399

EBITDA	$908	$384	$1,203	$1,139

Products and Solutions

The following is a brief description of our products and solutions:

Managed File Transfer Solutions — Our MFT solutions are best known for the CuteFTP product line. They primarily consist of products that help users securely move and copy files on the Internet. FTP, along with more secure protocols such as SFTP, FTP/S, and HTTP/S, requires two software programs: a client program to start a transfer and a server program to accept the connection. Our MFT product line includes CuteFTP Pro, CuteFTP Home, CuteFTP Lite, CuteFTP Mac, and Enhanced File Transfer Server. A substantial portion of our revenues is derived from licensing our file management products, especially Enhanced File Transfer Server. We have continued to develop new versions of Enhanced File Transfer Server that, for example, delivers additional security and visibility features, along with improved workflow tools. Other recent enhancements in Enhanced File Transfer Server include industry-leading two-factor authentication, real-time visibility into all ongoing file transfers passing through the server, integration with Microsoft® SharePoint® Server, improved worldwide scalability with UTF-8 encoding, an enhanced user experience for browser-based access, and simplified corporate branding and customization.

Wide-Area File Services and Continuous Data Protection Solutions — Our Wide Area File Services, or WAFS, software is a true wide area file solution that enables accelerated collaboration across multiple sites, while reducing network bandwidth requirements. With WAFS software, customers can implement instant file-sharing and server-to-server mirroring across multiple sites, with full coherency at near-LAN access speeds. Continuous, real-time multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization, no matter where a change in any file is made. The data is mirrored between servers on the LAN, virtual private network, or across firewalls in real time, with full support for file locking ensuring coherency. Our WAFS product ensures bandwidth-efficient WAN utilization, and that users have access to the most recent data. WAFS technology can have our Continuous Data Protection, or CDP, product added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots.

Managed E-mail Attachment Solution — Our managed e-mail attachment solution, Mail Express, addresses the needs of businesses that prefer to use their legacy e-mail infrastructure to deliver and manage e-mail attachments. E-mail traditionally has been ill-suited for delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than even 10 or 20 MB. The Mail Express solution is a software add-in (also sometimes referred to as a plug-in) compatible with Microsoft Outlook. The add-in transparently redirects e-mail attachments, up to 25 GB in size, for delivery in accordance with administrator-defined policies. Mail Express also supports communication through the GlobalSCAPE DMZ Gateway™. The DMZ Gateway support allows customers to implement Mail Express behind a DMZ firewall which provides an added layer of protection for data storage and retrieval, user authentication, and firewall traversal. The latest version of Mail Express also includes an internal web portal. The portal provides full Mail Express functionality via a standard web browser to customer employees who may not use Microsoft Outlook as their primary mail client. The portal also allows approved partners to send large files back to Mail Express users, ensuring the files and data remain secure at all times. Other key features of the newest version of Mail Express include support for Microsoft Outlook and Exchange 2010, improved performance and optimization when interacting with anti-virus software, and increased capacity and number of users per Mail Express server, supporting the growing demands of larger enterprises.

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

Data Backup and Recovery Solution — In the second quarter of 2011, we announced development of CuteBackup, a data backup and recovery software solution for the consumer and SMB markets. CuteBackup is powered by Paragon Software Group’s Backup and Recovery 10 Suite. The CuteBackup product became available for download and purchase in July 2011, as part of our roadmap for developing and integrating solutions consistent with our previously communicated Total Path Security framework.

Maintenance and Support — We offer maintenance and support, or M&S, contracts for all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of our M&S contract. Standard technical support services are provided via e-mail and telephone during our regular business hours. Optionally, for Enhanced File Transfer Server Enterprise and WAFS software, we also offer a Platinum M&S contract which provides access to emergency technical assistance 24 hours 7 days a week.

GlobalSCAPE Managed Solutions — Through a partner agreement with Rackspace Hosting, Inc., we deliver cloud-based managed file transfer solutions for the secure exchange of business-to-business data, including large files and sensitive data. These subscription-based solutions include hosted and fully-managed offerings tailored for the SMB market and large enterprises. Our Managed Information Xchange, or MIX, service is a GlobalSCAPE-managed solution for companies seeking complete support for the contracted services. The tiered service, delivered through Rackspace’s infrastructure, allows customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. Available solution tiers range from trial and proof-of-concept implementations to enterprise-scale managed services. Info Security Products Guide has recognized MIX as the winner of the 2011 Global Excellence Award in the Cloud category. The 2011 Global Excellence Awards attracted entries from all over the world, and more than 50 judges from a broad spectrum of industries determined the winners. Also during the first quarter, we announced availability of our Hosted Enhanced File Transfer Service. This service expands our cloud-based solution portfolio by integrating a hosted version of our market-leading Enhanced File Transfer Server solution with infrastructure from Rackspace Hosting. This scalable and tiered service is structured for the SMB market, and allows customers of all sizes to outsource all or part of their secure information exchange needs at affordable price points. The Hosted EFT Server Service offering delivers these capabilities and benefits while allowing direct customer management of the Enhanced File Transfer Server solution (as contrasted with the fully managed MIX service).

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

Professional Services — We offer a range of professional services to complement our software and cloud-based solutions. These professional services include product customization and system integration, solution “quickstart” implementations, business process and workflow, policy development, and education and training. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary, to support certain solution implementations and integrations. For example, earlier in 2011, we announced an increase in our engineering support as a subcontractor on the MAT industry team supporting SAMS-E, a major army logistics program. This SAMS-E support represents the largest professional services engagement in GlobalSCAPE’s 15-year history. Under the contract terms, we are providing professional services to sustain integration of our Secure FTP Server™ and CuteFTP solutions within the SAMS-E environment. In addition to the contracted services, GlobalSCAPE may deliver enhanced software solutions for SAMS-E under the subcontractor agreement.

Outlook

We believe that the future success of our business will be dependent upon our ability to:

•	Leverage our MFT solutions and expertise to enter, and establish leadership in, broader information exchange markets while maintaining leadership in the MFT industry,

•	Grow recurring revenue,

•	Continue developing and enhancing our software solutions,

•	Enter and extend our presence in the endpoint security market,

•	Increase our market coverage through international and channel sales,

•	Grow our enterprise and government sales, and

•	Develop our corporate brand and market recognition.

Enter and Establish Leadership in Broader Markets. We have been in the leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer for the past two years. Gartner has stated that the MFT market is approximately $500 million to $550 million. With MFT capabilities increasingly being integrated into business-to-business (“B2B”) gateway, data integration, service oriented architecture, and other technical solutions, the need to keep evolving our solutions and entering adjacent markets is clear. We believe the market will continue shifting toward consideration of MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes. Our entry into the multi-billion dollar cloud services and endpoint security markets reflects strategic broadening of our solution applicability. We also have considerably enhanced our professional services capabilities in recent years. More customers are contracting for our professional services and seeking repeat consulting engagements to support their business operations. The persistent business presence allowed by our cloud-based subscription services is a strategic development that we believe will reinforce this trend.

Grow Recurring Revenue. Recurring revenue includes M&S contracts and subscriptions for our cloud-based managed and hosted solutions. In the broadest sense, delivery of labor hours on long-duration contracts also fits within this growth strategy because such “contracted sales” provide a book of sold business that will be recognized into revenue in future periods, with some revenue from these labor contracts potentially visible even two or three years in the future. We believe increasing recurring revenue provides greater predictability of revenue in future periods and a stronger hedge against future business (or broader economic) downturns. Our recurring revenue, primarily in the form of M&S contracts, grew to $2.3 million in the second quarter of 2011, up from $1.9 million in the second quarter of 2010. During the second quarter of 2011, we also continued to increase our pipeline of managed solution opportunities.

Continue to enhance and develop our solutions. We have allocated significant resources to enhancing and developing our solutions in recent years. This strategic focus has delivered substantially more capable releases of our WAFS, Mail Express, and Enhanced File Transfer solutions, plus our cloud-based offerings and professional services. We intend to maintain our focus on developing our solution portfolio and, as appropriate, enhancing our existing solutions. Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisition. For example, since 2010, we have announced development of several new solutions, including MIX, Hosted Enhanced File Transfer Server, appShield and CuteBackup.

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

Increase Coverage through International and Channel Sales. We have added several channel partners in recent years and also organized our sales force and associated sales processes, to more effectively support our partner network worldwide. Channel partners resell, distribute, or integrate our solutions. Channel partners announced since the beginning of 2009 include Carahsoft Corporation, Lifeboat Distribution, MAT, and multiple system integration companies with whom we have registered as a small business. We also have added other channel partners worldwide in recent months. These channel partners provide us with additional opportunities to penetrate deeper into existing markets and enter new sales territories. Channel sales also can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. Achieving additional traction in new sales territories potentially can increase our sales in future years, considering we derived 89 percent of our sales from just the United States, United Kingdom, Canada, and Australia in the second quarter of 2011. As part of our strategy, we continually identify and certify strategic partners to cover growing markets.

Grow Enterprise and Government Sales. GlobalSCAPE does business with thousands of businesses around the world. We provide solutions to some of the world’s largest banks, insurance companies, healthcare providers, automakers and film companies. Our intentions are to continue to penetrate large enterprise firms with our expanding solutions and services. Government sales, particularly large contracts from the U.S. Army, have had a significant positive impact on our growth and market image since 2007; however, these large contracts also cause significant swings in our financial results. We are focused on more deliberate growth in government sales, including software and associated services, potentially augmented by occasional large product orders. Our current engineering services activities in support of the SAMS-E contract are part of this long-term focus. We may obtain, sustain, or update government certifications as necessary to compete in this sector. For example, we have received Federal Information Processing Standards (“FIPS”) 140-2 validation of the GlobalSCAPE Cryptographic Module embedded in Enhanced File Transfer Server. In addition, Enhanced File Transfer Server Version 6 and the latest version of CuteFTP Pro received the Certificate of Networthiness from the U.S. Army Network Technology Command during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions.

Develop our Corporate Brand. We traditionally have been better known for CuteFTP than as a corporate brand. Since the late-2008 timeframe, we have made a concerted effort to elevate our corporate profile. We retained marketing communications and investor relations firms in 2009; we also established a strong, but informal, relationship with America’s Growth Capital, an investment bank focused on emerging growth markets. Through our efforts in this area, we have participated in numerous analyst briefings and non-deal investor conferences that have increased our recognition within the investor and analyst communities. We also have obtained increasing national media coverage. In addition, we have revised our website, logos, and other areas reflecting our corporate brand. Through these activities, we have established a much more consistent, recognizable brand that may better support future growth and market visibility. We also believe we have enhanced our brand through additional national and regional attention resulting from corporate awards received. For example, during the second quarter of 2011, we were named one of Computerworld Magazine’s “100 Best Places to Work in IT” for the second straight year. In its 18th year, Computerworld’s annual ranking recognizes 100 companies that provide information technology professionals the best in work environment experience and job satisfaction. Using data collected from a combination of nominations and survey data, each company was selected based on their benefits, workplace diversity, career development, training opportunities, and employee retention.

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over 27 of the last 29 quarters. At June 30, 2011, the Company had net working capital of $10.1 million. The primary component of current liabilities at June 30, 2011 was $5.7 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At June 30, 2011, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to license or acquire technology, products, or businesses. At June 30, 2011, we had $12.6 million of cash available in a depository account and we continue to generate cash in excess of our operational needs.

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

As in 2010, the Board of Directors has determined that the Company should continue to concentrate on increasing revenues in 2011 and subsequent years. This has entailed and will continue to entail, increased spending on research and development, personnel, partner relationships and public relations. It is expected that these investments would decrease net income and earnings per share in the short term, but would help provide for future revenue growth in 2012 and beyond.

Net cash provided by operating activities for the six months ended June 30, 2011 and 2010 was approximately $1.5 million and $1.3 million, respectively. The increase in 2011 was due to an increase in net income as well as significant changes in all operating assets and liabilities.

Net cash (used in) provided by investing activities for the six months ended June 30, 2011 and 2010 was approximately ($70,000) and $770,000, respectively. Cash used in investing activities in 2011 was only for equipment purchases where as cash provided by investing activities for 2010 was from the redemption of short-term investments.

Net cash provided by financing activities during the six months ended June 30, 2011 and 2010 was approximately $98,000 and $86,000 respectively. The increase was due to proceeds received from the exercise of stock options.

Contractual Obligations

There have been no significant changes in our contractual obligations during the six months ended June 30, 2011 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2010 Form 10-K. Our obligations mainly consist of the lease on our office space and leases on equipment.

Comparison of the Three Months ended June 30, 2011 and 2010 ($ in thousands)

	Three Months ended June 30,
	2011	2010	$ Change	% Change
Total revenues	$5,710	$4,466	1,244	27.9%
Cost of revenues	529	144	385	267.4%
Selling, general and administrative expense	3,511	3,213	298	9.3%
Research and development expenses	762	725	37	5.0%
Depreciation and amortization	193	199	(6)	-3.0%

Total operating expense	4,995	4,281	714	16.7%

Income from operations	715	185	530	286.5%
Other income	13	4	9	225.0%
Income tax expense	257	55	202	367.3%

Net income	$471	$134	337	251.5%

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

For the three months ended June 30, 2011, total revenues increased by approximately $1.2 million or 27.9% from the same quarter in 2010. Revenues increased due to increased product sales, particularly for the Enhanced File Transfer Server solution suite, maintenance and support renewals, and substantial growth in professional services revenue.

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Three Months ended June 30,
Product	2011		2010
EFT Server Enterprise	$3,358	58.8%	$2,604	58.3%
EFT Server	933	16.3%	951	21.3%
CuteFTP Professional	265	4.6%	324	7.3%
CuteFTP Home	61	1.1%	68	1.5%
Wide Area File Services/CDP	408	7.1%	418	9.4%
Professional Services	523	9.2%	65	1.5%
Other	162	2.8%	36	0.8%

Total Operating Revenues	$5,710	100.0	$4,466	100.0

Sales of our EFT Server Enterprise and EFT Server products increased by approximately $736,000 or 20.7% for the quarter. These products represented 75.1% of our total revenues in the three months ending June 30, 2011 as compared to 79.6%, in the same period in 2010. EFT Server Enterprise revenues increased by 29.0% from $2.6 million to $3.4 million, mainly due to an increase in maintenance and support sales from $1.9 million to $2.3 million, especially renewal sales and an increase in the average sale price of units sold. This increase in EFT Server Enterprise revenue was offset, to some extent, by a decline of $18,000 (or almost two percent) in EFT Server revenue. The decrease in EFT Server revenue was due to a decrease in both product license sales and maintenance and support contracts when compared to the same period in 2010. We believe this decrease was a result of potential customers considering transitioning to our Managed Solution offerings, such as MIX, instead of procuring software for on-premise implementation. The sales cycle for closing sales on our Managed Solution offerings has been considerably longer than we originally anticipated. As we continue building the sales pipeline for subscription-based managed solutions, sales for on-premise implementations may decline, although this has not occurred through the second quarter of 2011. Delays or reductions in on-premise software sales, especially for enterprise solutions such as EFT Server, would yield a corresponding decrease in new maintenance and support contract sales which we began to experience in the second quarter of 2011. However, increasing managed solution sales will yield growing subscription revenue, which we believe, over time, will offset the associated declines in Enhanced File Transfer Server software sales while also building a growing book of recurring business.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $66,000 or 16.8% in the quarter ended June 30, 2011, as compared to the same period in 2010, and accounted for approximately 5.7% and 8.8% of total revenues for the three months ended June 30, 2011 and 2010, respectively. This decline continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets.

Sales of our WAFS and CDP software decreased by $10,000 or 2.4% for the quarter. The WAFS and CDP products are largely used by architectural, engineering, and construction firms to transfer large files between offices. The decrease was largely due to a decrease in maintenance and support renewals sold, and we believe this decrease reflects the time that has passed since the last major release of WAFS in 2009. We believe WAFS software sales will increase with the next major release, anticipated in the second half of 2011. WAFS and CDP software accounted for approximately 7.1% of total revenue for the second quarter of 2011 compared to 9.4% for the same period in 2010.

Professional services increased by $458,000 or 705% for the quarter. The growth in professional services revenue was driven largely by $392,000 in revenue earned on the MAT contract during the quarter. We have more than a dozen engineers and other personnel assigned to this contract and will be working with the MAT industry team to finalize the scope of our participation on this program in Government fiscal year 2012 (FY2012). The revenue we derive from the MAT contract may increase, stay approximately the same, or decline in FY2012, depending on the available contract funding, our negotiated workshare, and possible product purchases or upgrades under the contract.

Products and services included in “Other” revenue, increased by $126,000, or 350%, for the quarter. This category primarily consists of Mail Express, Managed Information Exchange (MIX) and Hosted Enhanced File Transfer Server (Hosted EFT Server) sales. The increase in “Other” revenue was largely due to an increase of Mail Express revenue of $74,000.

Because of the more complex and business-critical nature of the EFT Server, EFT Server Enterprise, Wide Area File Services, Continuous Data Protection, and Mail Express solutions, purchasers of those enterprise products require increased maintenance and support. Our maintenance and support revenues for the quarter increased by 22.2% from $1.9 million in 2010 to $2.3 million in 2011, accounting for more than 40% of revenue in the quarter. Deferred revenue increased from $4.6 million at June 30, 2010 to $5.7 million at June 30, 2011 as a result of this higher maintenance and support sales over a 12 month period. As our enterprise products become a larger portion of our total revenues, we believe maintenance and support revenues will continue to increase. However, if sales of our on-premise enterprise products decrease, then new sales of maintenance and support contracts will decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, travel associated with professional services delivery and other cost of goods sold. Cost of revenues increased by approximately 267% from $144,000 in the second quarter of 2010 to $529,000 in 2011. This increase was largely caused by an increase in royalties of $42,000, the addition of hosted server expenses of approximately $48,000, and other cost of goods sold of $296,000. The increase in royalties was due to increased sales of a licensed technology. The hosted server expenses are associated with the new MIX and Hosted EFT Server solutions which launched in July, 2010 and February 2011, respectively. The other cost of goods sold was due to labor associated with the professional services being performed for the MAT contract, with the substantial increase reflecting the much greater cost of sales for labor-based professional services contracts, as compared to the cost of goods sold for product or subscription services sales.

Selling, General and Administrative. Selling, general, and administrative expenses as a percentage of revenue were 61% in the second quarter of 2011 as compared to 71% in the same period last year, though these expenses increased in absolute terms mostly due to increased sales. The net increase in selling, general, and administrative expenses of approximately $298,000 or 9.3% was primarily caused by increases in commission expense, salaries and wages and related payroll taxes, compensation expense, recruiting expense, other professional fees, marketing expense, trade show expense and travel expense. These increases were offset by decreases in a handful of other accounts, including legal fees, consulting fees, and bad debt.

Commission expense increased by approximately $169,000 due to the increase in sales during the second quarter. The approximate $148,000 increase in salaries and wages and related payroll taxes was due to an overall increase in staffing of eight additional people since the second quarter of 2010. The increase in staffing also led to compensation expense increasing by approximately $24,000. Recruiting expense increased by approximately $15,000 due to the hiring of a Chief Financial Officer. Other professional fees increased by approximately $23,000 due to the addition of an investor relations firm. Marketing expense increased by approximately $22,000 due to an increase in the use of social media and the addition of a marketing automation platform. The increase in trade show expense of approximately $33,000 was due to the increased attendance at trade shows. Travel expense increased by approximately $33,000 due to travel related to the attendance at trade shows and international travel related to the strengthening of our channel relationships.

Legal fees were $35,000 higher in the second quarter of 2010 as compared to the same period in 2011 due to the now-resolved Uniloc litigation. Consulting fees were approximately $34,000 higher in the second quarter of 2010 due to a consultant which was hired to develop the MIX product line and was later hired as an employee. Bad debt expense decreased by $147,000 due to a decline in the accounts receivable balances which were over 90 days old.

Research and Development. The increase in research and development expenses of approximately $37,000 was mainly due to an increase in salaries and wages and related payroll taxes of approximately $39,000 and an increase in the stock compensation expense of $15,000. The increase in salaries and wages, and related payroll taxes was mainly due to the hiring of new engineers in 2011. The hiring of new engineers also led to an increase in compensation expense. These increases were offset by a decrease of $24,000 in external research and development expense due to customary ongoing charges in the utility of software development contractors.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization combined has remained relatively stable between the years with a decrease of only $6,000.

Income Taxes. Our effective tax rates were 35.3% and 29.1% for the three months ended June 30, 2011 and 2010, respectively. The effective tax rate increased slightly in the six months ended 2011 as compared to 2010 due to a higher domestic production activities deduction (“DPAD”) in 2010. In 2011 and 2010, the most significant items that affected our effective income tax rate were the non-deductible incentive stock option expenses and the deduction for domestic production activities.

Comparison of the Six Months ended June 30, 2011 and 2010 ($ in thousands)

	Six Months ended June 30,
	2011	2010	$ Change	% Change
Total revenues	$10,354	$8,878	1,476	16.6%
Cost of revenues	898	246	652	265.0%
Selling, general and administrative expenses	6,706	6,122	584	9.5%
Research and development expenses	1,547	1,371	176	12.8%
Depreciation and amortization	397	399	(2)	-0.5%

Total operating expense	9,548	8,138	1,410	17.3%

Income from operations	806	740	66	8.9%
Other income (expense)	13	5	8	160.0%
Income tax expense (benefit)	290	248	42	16.9%

Net income	$529	$497	32	6.4%

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

For the six months ended June 30, 2011, total revenues increased by approximately $1.5 million or 16.6% as compared to the same period in 2010. Revenues increased due to an increase in the average sales price, an increase in maintenance and support contract renewals, and strong growth in professional services revenue.

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Six Months ended June 30,
Product	2011		2010
Enhanced File Transfer Server Enterprise	$5,956	57.5%	$5,058	57.0%
Enhanced File Transfer Server	1,822	17.6%	1,815	20.4%
CuteFTP Pro	546	5.3%	608	6.8%
CuteFTP Home	121	1.2%	152	1.7%
Wide Area File Services/CDP	756	7.3%	964	10.9%
Professional Services	927	9.0%	224	2.5%
All Others	226	2.2%	57	0.6%

Total Operating Revenues	$10,354	100.0	$8,878	100.0

Sales of our EFT Server Enterprise and EFT Server products increased by approximately $905,000 or 13.2% for the six months. These products represented approximately 75.1% of our total revenues in the six months ending June 30, 2011 as compared to 77.4%, in the same period in 2010. The increase in sales was largely due to an increase in average sales price and an increase in maintenance and support contract renewals. The six-month increase also reflects increased product license sales of EFT Server Enterprise in the second quarter of 2011.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $93,000 or 12.2% in the six months ended June 30, 2011, as compared to the same period in 2010, and accounted for approximately 6.5% and 8.5% of total revenues for the six months ended June 30, 2011 and 2010, respectively. This decline continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets.

Sales of our WAFS and CDP software decreased by $208,000 or 21.6% during the six month period ended June 30, 2011. The WAFS and CDP products are largely used by architecture, engineering, and construction firms to transfer large files between offices. The decrease was due principally to a decrease in the number of licenses sold. These products accounted for approximately 7.3% of total revenue for the first six months ending June 30, 2011 compared to 10.9% for the same period in 2010.

Professional services increased by $703,000 or 314% for the six month period ended June 30, 2011. The growth in professional services revenue is driven largely by $621,000 in revenue earned on the MAT contract during the quarter. As noted above in the three-month revenue comparisons, our level of participation on the MAT contract may change during Government FY2012, depending on a variety of factors, including availability of Government budget authorization for the SAMS-E program.

Products and services included in “Other” revenue, increased by $169,000, or 296%, for the six months ended June 30, 2011. This category primarily consists of Mail Express, Managed Information Exchange (MIX) and Hosted Enhanced File Transfer (Hosted EFT Server) sales. Other revenue accounted for 2.2% of total revenue for the six month period in 2011 as compared to .6% for the same period in 2010. The increase in “Other” revenue was largely due to an increase of Mail Express revenue of $91,000.

Because of the more complex and business-critical nature of the EFT Server, EFT Server Enterprise, WAFS, and CDP products, purchasers require maintenance and support. Maintenance and support pricing is reflective of the license cost of the products and the additional support needed to maintain and support the products and customers. Our maintenance and support revenues for the six month period ended June 30, 2011 increased by 23.6% compared to the same period in 2010 due to an increase in the amount earned as compared to the amount deferred in the six months ended June 30, 2011.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, travel associated with professional services delivery and other cost of goods sold. Cost of revenues increased by approximately 265% from $246,000 in 2010 to $898,000 in 2011. This increase was largely caused by an increase in royalties of $79,000, the addition of hosted server expenses of approximately $94,000, and other cost of goods sold of $454,000. The increase in royalties was due to increased sales of a licensed technology. The hosted server expenses are associated with the new MIX and Hosted EFT Server solutions which launched in July, 2010 and February 2011, respectively, and the other cost of goods sold was due to labor associated with the professional services being performed for the MAT contract.

Selling, General and Administrative. Selling, general, and administrative expenses as a percentage of revenue were 64% for the six months ended June 30, 2011 as compared to 68% in the same period last year. The net increase in these expenses of approximately $584,000 or 9.5% was caused by several items: salaries and wages and related payroll taxes, commission expense, compensation expense, other professional fees, marketing expense, trade shows, and travel expense. These increases were offset by decreases in legal fees, consulting fees, advertising fees, and bad debt.

The approximate $329,000 increase in salaries and wages and related payroll taxes was due to an overall increase in staffing of eight additional people as compared to the same period in 2010. Commission expense increased by approximately $188,000 due to increased sales when compared to the six months ended June 30, 2010. Compensation expense increased by approximately $26,000 due the addition of new people in the compensation pool. Other professional fees increased by approximately $51,000 due to the addition of an investor relations firm. Marketing expense increased by approximately $40,000 when compared to the six months ended June 30, 2010 due to the addition of social media, and a marketing automation platform. Trade show expense increased by approximately $46,000 due to increased attendance at trade shows. Travel expense increased by approximately $68,000 due to travel related to the attendance at trade shows and international travel related to the strengthening of our channel relationships.

Legal fees were higher by approximately $62,000 for the six months ended June 30, 2010 as compared to the same period in 2011 due to the now-resolved Uniloc litigation. Consulting fees were approximately $46,000 higher in the six months ended June 30, 2010 as compared to the same period in 2011 due to a consultant which was hired to develop the MIX product line and was later hired as an employee. Advertising fees decreased by approximately $45,000 due to the continued optimization of Google search ads. We have reduced the amount that we spend on search terms without affecting the amount of sales leads that are generated by the search results. The reduction in bad debt expense of approximately $89,000 as compared to the same period in 2010 was due to a decrease in accounts receivable balances which were over 90 days old.

Research and Development. The net increase in research and development expenses of approximately $176,000 primarily consists of a $141,000 increase in salaries and wages and related payroll taxes due to the addition of new engineers.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization combined has remained relatively stable between the years with a decrease of only $2,000.

Other Income (Expense), net. Other income/expense consists of interest income. Other income for the six months ended June 30, 2011 was from interest earned on the CoreTrace promissory note.

Income Taxes. Our effective tax rates were 35.4 % and 33.2% for the six months ended June 30, 2011 and 2010, respectively. For 2011, the most significant item that affected our effective income tax rate relates to the deduction for domestic production activities (“DPAD”) and was offset by non-deductible incentive stock option expense and state income taxes.

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

During the six months ended June 30, 2011, approximately 32% of our sales came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

GlobalSCAPE has been named as one of a number of defendants in two different patent infringement suits. The first was filed by Content Delivery Solutions LLC in the United States District Court for the Western District of Texas Austin Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses products or services for resuming interrupted transmission of a file over a network. The second was filed by Achates Reference Publishing, Inc in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses product activation functionality. Both of these matters have just been brought forth and, while GlobalSCAPE believes that it has meritorious defenses to both plaintiffs’ claims and intends to defend the lawsuits vigorously, it is early in its process and it is not possible to reasonably determine the outcome of these suits. Accordingly, it is not possible at this time to assess whether or not we need to reserve for potential settlements.

During the quarter ended June 30, 2011, we were notified by the Internal Revenue Service that it plans to audit our 2009 Federal income tax return.

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

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

August 11, 2011	By:	/s/ T. Randall Hawkins
Date		T. Randall Hawkins
Vice President and Chief Financial Officer (Principal Accounting Officer)