Form 10-Q
period 2011-09-30
GLOBALSCAPE INC
filed 2011-11-10
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2011

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

As of November 10, 2011, there were 18,211,716 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2011

GlobalSCAPE®, CuteFTP®, CuteFTP Pro® Enhanced File Transfer Server® and CuteSendIt® are registered trademarks of GlobalSCAPE, Inc. Secure FTP Server™, WAFS™, CDP™, DMZ Gateway™, Advanced Workflow Engine™, AS2™, AWE™, CuteFTP Lite™, Mail Express™, Total Path Security™, appShield™ and CuteBackup are trademarks of GlobalSCAPE, Inc. Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

Part I. Financial Information

Item 1.	Financial Statements

GlobalSCAPE, Inc.

Condensed Balance Sheets

(in thousands except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,404	$11,087
Accounts receivable (net of allowance for doubtful accounts of $64 and $237 on September 30, 2011 and December 31, 2010, respectively)	3,194	3,124
CoreTrace receivable	671	298
Federal income tax receivable	122	94
Current deferred tax assets	864	881
Prepaid expenses	270	319

Total current assets	18,525	15,803

Fixed assets, net	1,065	1,286
Investment - CoreTrace	2,278	2,278
Intangible assets, net	305	531
Goodwill	619	619

Deferred tax assets	137	—
Other assets	38	30

Total assets	$22,967	$20,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$362	$250
Accrued expenses	1,066	1,392
Income tax payable	—	—
Deferred revenue	5,884	5,554

Total current liabilities	7,312	7,196

Deferred tax liabilities	—	7
Other long term liabilities	1,394	1,185
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,615,297 and 18,346,982 shares issued September 30, 2011 and December 31, 2010, respectively	19	18
Additional paid-in capital	13,098	12,137
Treasury stock, 403,581 shares, at cost, at September 30, 2011 and December 31, 2010	(1,452)	(1,452)
Retained earnings	2,596	1,456

Total stockholders’ equity	14,261	12,159

Total liabilities and stockholders’ equity	$22,967	$20,547

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Operating Revenues:
Licenses	$2,848	$2,652	$8,493	$7,652
Maintenance and support	2,010	1,905	5,567	5,314
Professional Services	439	100	1,366	328
All others	120	112	345	353

Total Revenues	5,417	4,769	15,771	13,647
Operating Expenses:
Cost of revenues	451	142	1,349	389
Selling, general and administrative expenses	3,450	3,326	10,156	9,449
Research and development expenses	811	832	2,359	2,203
Depreciation and amortization	174	201	570	599

Total operating expenses	4,886	4,501	14,434	12,640

Income from operations	531	268	1,337	1,007
Other income, net	9	0	23	6

Income before income taxes	540	268	1,360	1,013
Provision/(benefit) for income taxes	(71)	35	220	282

Net Income	$611	$233	$1,140	$731

Net income per common share - basic	$0.03	$0.01	$0.06	$0.04
Net income per common share - diluted	$0.03	$0.01	$0.06	$0.04
Weighted average shares outstanding:
Basic	18,121	17,652	18,020	17,430
Diluted	18,689	18,610	18,724	18,174

The accompanying notes are an integral part of these financial statements

GlobalSCAPE, Inc.

Condensed Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2010	18,346,982	$18	$12,137	$(1,452)	$1,456	$12,159

Shares issued upon exercise of stock options	214,895	1	266			267

Tax deficiency from stock-based compensation	—	—	(97)	—	—	(97)
Stock-based compensation expense	—	—	792	—	—	792

Restricted stock activity	53,420	—		—	—	0

Net income	—	—	—	—	1,140	1,140

Balance at September 30, 2011	18,615,297	$19	$13,098	$(1,452)	$2,596	$14,261

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Statements of Cash Flows

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2011	2010
Operating Activities:
Net income	$1,140	$731
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt recoveries	(172)	(148)
Depreciation and amortization	570	599
Loss on disposition of assets	—	52
Stock-based compensation	792	756
Deferred taxes	(127)	(607)
Excess tax (deficiency) benefit from exercise of share based compensation	(97)	66
Changes in operating assets and liabilities:
Accounts receivable	102	(551)
CoreTrace receivable	(373)	—
Prepaid expenses	49	(161)
Federal income tax	69	(306)
Other assets	(8)	10
Accounts payable	112	(20)
Accrued expenses	(326)	419
Deferred revenues	330	921
Other long-term liabilities	209	90

Net cash provided by operating activities	2,270	1,851

Investing Activities:
Purchase of property and equipment	(123)	(160)
Purchase of short-term investments	—	(350)
Redemption of short-term investments	—	1,555

Net cash (used in) provided by investing activities	(123)	1,045
Financing Activities:
Proceeds from exercise of stock options	267	153
Tax (deficiency) benefit from stock-based compensation	(97)	66

Net cash provided by financing activities	170	219

Net increase in cash	2,317	3,115
Cash at beginning of period	11,087	7,026

Cash at end of period	$13,404	$10,141

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$472	$1,125

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Financial Statements

Nine Months Ended September 30, 2011

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

We operate primarily in the Managed File Transfer, or MFT, industry. Our MFT products ensure the delivery and privacy of critical information such as financial data, medical records, customer files and other similar sensitive documents, including multi-gigabyte and even multi-terabyte files. In addition, these products ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Since 2008, we have added managed e-mail attachment, software-as-a-service (“SaaS”), and cloud-based subscription offerings to our solution portfolio. Our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.

We are continuing our evolution from an ‘MFT company’ into adjacent solution spaces applicable to Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or cloud services) and at rest (for example, with endpoint security and data recovery solutions like appShield and CuteBackup, respectively).

During the first half of 2011, we announced development of a consumer “whitelisting” solution (appShield) designed to defeat malicious software applications by allowing only designated applications and executables (i.e., those on the “whitelist”) to run on protected systems. The appShield solution continues in the development and testing phases of the software development lifecycle, with release now planned for 2012. We also announced development of CuteBackup in the first half of 2011. The CuteBackup software is a data backup and recovery product aimed at helping consumers and small business owners avoid a data loss catastrophe. CuteBackup became available for download and purchase in July 2011. While entering adjacent solution spaces, we continue to develop and maintain our file transfer solutions. For example, in September 2011, we released a major update of our Wide Area File Services (“WAFS”) software that securely replicates and synchronizes files across different geographic locations. Major updates of our solutions deliver enhancements in accordance with our solution roadmap and also allow us to best support our substantial install base of customers who have purchased our maintenance and support services.

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

Significant Accounting Policies

There have been no changes in our significant accounting policies during the nine months ended September 30, 2011 from those described in our 2010 Form 10-K. Listed below is a condensed version of the Company’s critical accounting policies.

Revenue Recognition – The Company markets and distributes software products and also offers hosted and managed solutions as well as professional services; revenue is recognized when the following conditions have been met:

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

The Company also enters into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance and support agreements, for which the related revenue is deferred and recognized ratably over the term of the agreements. In any given period if the amount of revenue that is deferred, which is equal to the total of that period’s maintenance and support sales, is greater than the amount recognized, then revenue will decrease over time and vice versa.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated and deferred for the undelivered items based on vendor-specific-objective evidence (“VSOE”). When VSOE of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. VSOE of fair value is established by the price charged when the same element is sold separately. In a multiple element arrangement whereby VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Deferred revenue consists primarily of the unamortized balance of product maintenance.

We recognize hosted and managed solutions revenue over the contractual term of the customer contract. We believe our customers generally will continue to utilize our services beyond the initial contract term which typically ranges from one to three years. As a result, initial setup fees are recognized ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

We recognize professional services revenue as the services are performed and those services are accepted by our customers. Notice of customer acceptance typically is received in writing after customers receive the contracted deliverables. In some cases, we may recognize professional services revenue without written acceptance if the contract provides for deemed acceptance after some period of time has elapsed since delivery of the services.

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

As of September 30, 2011, GlobalSCAPE had goodwill of approximately $619,000 associated with the acquisition of Availl, Inc. in 2006. No events occurred during the nine months ended September 30, 2011 that would have been considered a triggering event under current accounting guidance and require an impairment test as of that date.

Intangible assets represent amounts acquired in the acquisition of Availl, and consisted of the following as of September 30, 2011 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software	$1,775	$(1,510)	5
Customer list	180	(144)	5
Patent	7	(3)	18

Total	$1,962	$(1,657)

Estimated Amortization Expense
For remainder of 2011		$75
For the Year-ended 12/31/2012		226
For the Year-ended 12/31/2013		1
For the Year-ended 12/31/2014		1
For the Year-ended 12/31/2015		1
Thereafter		1

Total		$305

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $226,000 for each of the nine months ended September 30, 2011 and September 30, 2010. No events occurred during the nine months ended September 30, 2011 that would have caused the Company to evaluate the need to record an impairment.

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

Approximately $792,000 and $756,000 of compensation cost related to stock options and restricted stock awards were recognized in operating results in the nine months ended September 30, 2011 and 2010, respectively.

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

	Three-months ended September 30, 2011	Nine-months ended September 30, 2011
Expected volatility	71%	77%
Expected annual dividend yield	0	0
Risk free rate of return	0.9%	2.5%
Expected option term (years)	5	6

The following table summarizes information about stock option activity for the nine months ended September 30, 2011:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2010	3,260,327	$1.83	7.63	$1.48
Granted	356,500	2.26
Exercised	214,895	1.24
Forfeited	166,927	2.39

Outstanding at September 30, 2011	3,235,005	$1.89	6.51	$0.52

Exercisable at September 30, 2011	2,117,681	$1.94	6.51	$0.36

The weighted average fair value of options granted during the nine months ended September 30, 2011 was $1.33. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the nine months ended September 30, 2011 was $136,000. During the nine months ended September 30, 2011, the amount of cash received from the exercise of stock options was $266,000.

At September 30, 2011, there was approximately $953,000 of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 1.87 years.

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

The following table summarizes information about stock awards activity for the nine months ended September 30, 2011:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2010	53,420	2.01
Granted	80,000	2.16
Vested	53,420	2.01
Forfeited	—	—

Nonvested balance at September 30, 2011	80,000	$2.16

At September 30, 2011, there was approximately $116,000 of total unrecognized compensation cost related to stock awards which is expected to be recognized over a weighted-average period of 8 months.

6.	Warrants

On November 16, 2006, the Company entered into a securities purchase agreement with accredited investors and granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share. The warrants have a 5-year term beginning May 15, 2007 and ending May 15, 2012. There have been exercises of 80,000, and as of September 30, 2011, there were 1,272,000 warrants outstanding.

7.	Earnings per Common Share

The components of earnings per share are as follows (in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerators
Numerators for basic and diluted earnings per share:
Net income	$611	$233	$1,140	$731

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	18,121	17,652	18,020	17,430

Dilutive potential common shares
Stock options and awards (1)	568	958	703	744
Common stock warrants (2)	—	—	—	—
Denominator for dilutive earnings per share	18,689	18,610	18,724	18,174
Net income (loss) per common share – basic	$0.03	$0.01	$0.06	$0.04
Net income (loss) per common share – diluted	$0.03	$0.01	$0.06	$0.04

(1)	For the three and nine months ended September 30, 2011, 376,080 and 205,302 options were not included in dilutive shares, as the effect would have been anti-dilutive. For the three months and nine months ended September 30, 2010, 11,067 and 283,995 options were not included in dilutive shares, as the effect would have been anti-dilutive.
(2)	For the three and nine months ended September 30, 2011 and 2010, no warrants were included in dilutive shares, as the effect would have been anti-dilutive.

8.	Commitments and Contingencies

The Company from time to time may be involved in litigation relating to claims arising out of its ordinary course of business.

GlobalSCAPE has been named as one of a number of defendants in two different patent infringement suits. The first was filed by Content Delivery Solutions LLC in the United States District Court for the Western District of Texas Austin Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses products or services for resuming interrupted transmission of a file over a network. The second was filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses product activation functionality. Both of these matters have just been brought forth and, while GlobalSCAPE believes that it has meritorious defenses to both plaintiffs’ claims and intends to defend the lawsuits vigorously, it is early in its process and it is not possible to reasonably determine the outcome of these suits. Accordingly, it is not possible at this time to assess whether or not we need to reserve for potential settlements.

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

We are continuing our evolution from an “MFT company” into adjacent solution spaces applicable to Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security and data recovery solutions like appShield and CuteBackup, respectively).

During the first half of 2011, we announced development of a consumer “whitelisting” solution (appShield) designed to defeat malicious software applications by allowing only designated applications and executables (i.e., those on the “whitelist”), to run on protected systems. The appShield solution continues in the development and testing phases of the software development lifecycle, with release now planned for 2012. We also announced development of CuteBackup in the first half of 2011. The CuteBackup software is a data backup and recovery product aimed at helping consumers and small business owners avoid a data loss catastrophe. CuteBackup became available for download and purchase in July 2011.

While entering adjacent solution spaces, we continue to develop and maintain our file transfer solutions. For example, in September 2011, we released a major update of our Wide Area File Services (“WAFS”) software that securely replicates and synchronizes files across different geographic locations. Major updates of our solutions deliver enhancements in accordance with our solution roadmap and also allow us to best support our substantial install base of customers who have purchased our maintenance and support services.

Key Business Metrics

As described in our 2010 Form 10-K, we review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The measures that we believe are the primary indicators of our performance are:

•	Revenue Growth;

•	Sales and Sales Pipeline Growth;

•	Recurring Revenue Growth; and

•	EBITDA.

Our 2010 Form 10-K provides our perspective on these key business metrics. The Outlook section and Comparison of the Three Months and Nine Months ended September 30, 2011 and 2010, below, provide updates on revenue and recurring revenue growth, as well as related sales developments.

Revenue Growth. As detailed below in the discussion of our results of operations, revenue grew by $648,000, or approximately 14%, during the quarter ended September 30, 2011 versus the same period in 2010. This overall revenue growth primarily was the result of increased professional services revenue, which grew by $339,000 (or 339%) for the quarter, product license revenue, which grew by $196,000 (or 7.4%), and maintenance and support revenue which increased by $105,000 (or 6%) for the same period. The growth in professional services revenue was driven largely by $308,000 in revenue earned as a subcontractor on the McLane Advanced Technologies (MAT) industry team that was awarded the $52.3 million re-compete contract for the US Army Standard Army Maintenance System – Enhanced (SAMS-E) in September 2010. The increase in product license revenue primarily was a result of continued growth in sales of the Enhanced File Transfer Server solution suite. Maintenance and support revenue continued to grow primarily through bundling of maintenance and support contracts with new software licenses for enterprise solutions such as the Enhanced File Transfer Server suite and through renewal of prior maintenance and support contracts. On the strength of our revenue growth, we were named to Software Magazine’s Software 500 ranking of the world’s largest software and service providers. The Software 500 is a revenue-based ranking of software and services suppliers targeting medium to large enterprises, their IT professionals, software developers, and business managers involved in software and services purchasing. The ranking is based on total worldwide software and services revenue for 2010, including revenue from software licenses, maintenance and support, training and software-related services and consulting.

Sales and Sales Pipeline Growth. We continued to experience sales and sales pipeline growth during the quarter ended September 30, 2011 versus the same period in 2010. As we increase sales of our subscription services, and pursue opportunities with larger deal sizes, we believe our sales and sales pipeline growth will remain a key indicator of our potential to deliver increased revenue in future periods.

Recurring Revenue Growth. Recurring revenue continued to grow during the third quarter as compared to the same period in 2010. As stated in our 2010 Form 10-K, we believe that an increase in deferred revenues indicates both growth in our installed base and satisfaction with our products and our maintenance and support services. We derived $2.0 million, or 37% of our revenue during the quarter, from maintenance and support contracts. This represents an increase of 6% compared to the $1.9 million recognized from maintenance and support contracts during the same period in 2010. In addition, we recognized recurring revenue during the quarter from our subscription-based hosted and managed solutions. Monthly recurring revenue from these solutions now exceeds the associated infrastructure costs, another key proof point of the future leverage inherent in our subscription services. At September 30, 2011, our deferred revenue balance was $7.2 million, which included short term deferred revenue of $5.9 million and long term deferred revenue of $1.3 million. This was an increase of $1.1 million, or approximately 18%, over the balance at September 30, 2010. This growth represents a combination of increased maintenance and support sales (including renewals), deferred revenue from professional services engagements invoiced (and, in many cases, paid) but not yet delivered, and growing sales of our hosted and managed solutions. Maintenance and support and professional services revenue, together, accounted for approximately $2.4 million, or 44%, of our total revenue, up from $2.0 million, or 43% of our total revenue during the same period in 2010.

EBITDA. EBITDA or Earnings Before Interest, Taxes, Depreciation, and Amortization, is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for net income. We define EBITDA as Net Income, plus Income Taxes, Total Other Income (Expense), Depreciation and Amortization, and non-cash charges for asset impairments.

EBITDA has limitations as an analytical tool, and when assessing our operating performance, EBITDA should not be considered in isolation, or as a substitute for net income or other income statement data prepared in accordance with GAAP. See our EBITDA to net income reconciliations in the table below. As shown in the table, EBITDA increased to $705,000 in the third quarter, compared to $469,000 during the same period in 2010, an increase of 50%. The increase in EBITDA was the result of substantially increased revenue in the third quarter, compared to the same period a year ago, and continued close management of fixed operating expenses.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net Revenue	$5,417	$4,769	$15,771	$13,647
Income from operations	$531	$268	$1,337	$1,007
Net income:	$611	$233	$1,140	$731
Plus: Income taxes	(71)	35	220	282
Plus: Total other (income) expense	(9)	0	(23)	(6)
Plus: Depreciation and amortization	174	201	570	599
Plus: Goodwill and Intangible asset impairments	—	—	—	—

EBITDA	$705	$469	$1,907	$1,606

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

Our WAFS product ensures bandwidth-efficient WAN utilization, and that users have access to the most recent data. WAFS technology can have our Continuous Data Protection, or CDP, product added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots. During September of 2011, we released Version 4 of our WAFS software. This new version of WAFS features improved support for current Windows operating systems, a redesigned and intuitive user interface, and enhanced international support with full compatibility for Unicode character sets which are encountered more frequently in international sales opportunities. WAFS now also includes Local Sync, a new feature that allows users to rapidly synchronize data while also simplifying implementation.

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

Endpoint Security Solution — During the first quarter of 2011, we announced ongoing development of appShield, a consumer endpoint security solution to protect computers against the rapid growth of viruses and other malicious software. The appShield solution is based on proven enterprise-level application whitelisting technology from CoreTrace Corporation, the recognized leader in dynamic and client-based application whitelisting. Unlike traditional “blacklisting” solutions, such as antivirus software, that attempt to detect and remove infected files and applications running on a computer, whitelisting allows users to lock servers, personal computers, and other devices into a known, trusted state and allows only approved applications to run. By ensuring that only approved applications can run, appShield automatically blocks unauthorized applications—including viruses and rogue applications that may have been inadvertently downloaded from email, websites, or social media, for example. The appShield solution continues in the development and testing phases of the software development lifecycle. We have delayed the release of appShield into 2012 to address feedback obtained earlier during testing and evaluation.

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

Maintenance and Support —We offer maintenance and support, or M&S, contracts for all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of our M&S contract. Standard technical support services are provided via e-mail and telephone during our regular business hours. Optionally, for Enhanced File Transfer Server Enterprise and WAFS software, we also offer a Platinum M&S contract which provides access to emergency technical assistance 24 hours-a-day, 7 days-a-week.

GlobalSCAPE Managed Solutions — Through a partner agreement with Rackspace Hosting, Inc., we deliver cloud-based managed file transfer solutions for the secure exchange of business-to-business data, including large files and sensitive data. These subscription-based solutions include hosted and fully-managed offerings tailored for the

SMB market and large enterprises. Our Managed Information Xchange, or MIX, service is a GlobalSCAPE-managed solution for companies seeking complete support for the contracted services. The tiered service, delivered through Rackspace’s infrastructure, allows customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. Available solution tiers range from trial and proof-of-concept implementations to enterprise-scale managed services. Info Security Products Guide has recognized MIX as the winner of the 2011 Global Excellence Award in the Cloud category. The 2011 Global Excellence Awards attracted entries from all over the world, and more than 50 judges from a broad spectrum of industries determined the winners. During the first quarter of 2011, we announced availability of our Hosted Enhanced File Transfer Service. This service expands our cloud-based solution portfolio by integrating a hosted version of our market-leading Enhanced File Transfer Server solution with infrastructure from Rackspace Hosting. This scalable and tiered service is structured for the SMB market, and allows customers of all sizes to outsource all or part of their secure information exchange needs at affordable price points. The Hosted EFT Server Service offering delivers these capabilities and benefits while allowing direct customer management of the Enhanced File Transfer Server solution (as contrasted with the fully managed MIX service).

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

Professional Services — We offer a range of professional services to complement our software and cloud-based solutions. These professional services include product customization and system integration, solution “quickstart” implementations, business process and workflow, policy development, and education and training. Many of these services pertain to specific enterprise solutions like the Enhanced File Transfer Server suite, enabling tight bundling on a fixed-price and fixed-scope basis with product license sales. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary, to support certain solution implementations and integrations. For example, we provide engineering support as a subcontractor on the MAT industry team supporting SAMS-E, a major Army logistics program. This SAMS-E support represents the largest professional services engagement in GlobalSCAPE’s 15-year history. Under the contract terms, we are providing professional services to sustain integration of our Secure FTP Server™ and CuteFTP solutions within the SAMS-E environment. In addition to the contracted services, GlobalSCAPE may deliver enhanced software solutions for SAMS-E under the subcontractor agreement. The Army exercised the first option year of the MAT industry team contract in September 2011, which will extend our contracted period of performance to September 2012. The option year contract includes a reduction in our support, compared to the level of effort at the end of the base contract year, government fiscal year 2011. However, our participation in the contract grew significantly during the base year so it is unclear if our support will remain at current levels, increase during the option year as it did in the prior contract year, or even decline.

Outlook

We believe that the future success of our business will be dependent upon our ability to:

•	Leverage our MFT solutions and expertise to enter, and establish leadership in, broader information exchange markets while maintaining leadership in the MFT industry.

•	Grow recurring revenue.

•	Continue developing and enhancing our software solutions.

•	Enter and extend our presence in the endpoint security market.

•	Increase our market coverage through international and channel sales.

•	Grow our enterprise and government sales, and

•	Develop our corporate brand and market recognition.

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

Grow Recurring Revenue. Recurring revenue includes M&S contracts and subscriptions for our cloud-based managed and hosted solutions. In the broadest sense, delivery of labor hours on long-duration professional services contracts also fits within this growth strategy because such “contracted sales” provide a book of sold business that will be recognized into revenue in future periods, with some revenue from these labor contracts potentially visible even two or three years in the future. We believe increasing recurring revenue provides greater predictability of revenue in future periods and a stronger hedge against future business (or broader economic) downturns. Our recurring revenue, primarily in the form of M&S contracts and the MAT professional services delivery, grew to $2.4 million in the third quarter of 2011, up from $2.0 million in the third quarter of 2010. During the third quarter of 2011, we also continued to increase our install base and pipeline of managed solution opportunities.

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

Enter and Extend our Presence in the Endpoint Security Market. We will enter the antivirus segment of the endpoint security market with appShield. The appShield solution provides an opportunity for us to increase sales of our consumer products, which have declined in recent years. The endpoint security market also is attractive because consumer sales typically are relatively low-touch and accomplished largely through our online cart, over the Internet. From this initial market entry with appShield we intend to explore, and potentially develop or acquire, other endpoint security solutions. These additional solutions may be complementary to appShield or to our other solutions. Like appShield, the other solutions also may appeal to SMB or even enterprise customers.

Increase Coverage through International and Channel Sales. We have added several channel partners in recent years and also organized our sales force and associated sales processes, to more effectively support our partner network worldwide. Channel partners resell, distribute, or integrate our solutions. Channel partners announced since the beginning of 2009 include Carahsoft Corporation, Lifeboat Distribution, MAT, and multiple system integration companies with whom we have registered as a small business. We also have added other channel partners worldwide in recent months. These channel partners provide us with additional opportunities to penetrate deeper into existing markets and enter new sales territories. Channel sales also can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. Achieving additional traction in new sales territories potentially can increase our sales in future years, considering we derived 89 percent of our sales from just the United States, United Kingdom, Canada, and Australia in the third quarter of 2011. As part of our strategy, we continually identify and certify strategic partners to cover growing markets.

Grow Enterprise and Government Sales. GlobalSCAPE does business with thousands of businesses around the world. We provide solutions to some of the world’s largest banks, insurance companies, healthcare providers, automakers and film companies. Our intention is to continue to penetrate large enterprise firms with our expanding solutions and services. Government sales, particularly large contracts from the U.S. Army, have had a significant positive impact on our growth and market image since 2007; however, these large contracts also cause significant swings in our financial results. We are focused on more deliberate growth in government sales, including software and associated services, potentially augmented by occasional large product orders. Our current engineering services activities in support of the SAMS-E contract are part of this long-term focus. We may obtain, sustain, or update government certifications as necessary to compete in this sector. For example, we have received Federal Information Processing Standards (“FIPS”) 140-2 validation of the GlobalSCAPE Cryptographic Module embedded in Enhanced File Transfer Server. In addition, Enhanced File Transfer Server Version 6 and the latest version of CuteFTP Pro received the Certificate of Networthiness from the U.S. Army Network Technology Command during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions.

Develop our Corporate Brand. We traditionally have been better known for CuteFTP than as a corporate brand. Since the late-2008 timeframe, we have made a concerted effort to elevate our corporate profile. We retained marketing communications and investor relations firms in 2009 and continue to strengthen our efforts in these areas. We also have established a strong, but informal, relationship with America’s Growth Capital, an investment bank focused on emerging growth markets. Through our efforts in this area, we have participated in numerous analyst briefings and non-deal investor conferences that have increased our recognition within the investor and analyst communities. We also have obtained increasing national media coverage. In addition, we have revised our website, logos, and other areas reflecting our corporate brand. Through these activities, we have established a much more consistent, recognizable brand that may better support future growth and market visibility. We also believe we have enhanced our brand through additional national and regional attention resulting from multiple corporate awards received.

Liquidity and Capital Resources

The Company continues to enjoy a strong working capital position resulting from net profits from operations over 28 of the last 30 quarters. At September 30, 2011, the Company had net working capital of $11.2 million. The primary component of current liabilities at September 30, 2011 was $5.9 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At September 30, 2011, our principal commitments consisted of obligations outstanding under operating leases as well as royalty agreements with third parties and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to license or acquire technology, products, or businesses. At September 30, 2011, we had $13.4 million of cash available in a depository account and we continue to generate cash in excess of our operational needs.

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

As in 2010, the Board of Directors has determined that the Company should continue to concentrate on increasing revenues in 2011 and subsequent years. This has entailed and will continue to entail, increased spending on research and development, personnel, partner relationships and public relations. It is expected that these investments will decrease net income and earnings per share in the current year, but would help provide for future revenue growth in 2012 and beyond.

Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was approximately $2.3 million and $1.9 million, respectively. The increase in 2011 was due to an increase in net income as well as significant changes in all operating assets and liabilities.

Net cash (used in) provided by investing activities for the nine months ended September 30, 2011 and 2010 was approximately ($123,000) and $1.0 million, respectively. Cash used in investing activities in 2011 was only for equipment purchases whereas cash provided by investing activities for 2010 was from the redemption of short-term investments.

Net cash provided by financing activities during the nine months ended September 30, 2011 and 2010 was approximately $170,000 and $219,000 respectively. The increase was due to proceeds received from the exercise of stock options.

Contractual Obligations

There have been no significant changes in our contractual obligations during the nine months ended September 30, 2011 as compared to the contractual obligations disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, of our 2010 Form 10-K. Our obligations mainly consist of the lease on our office space and leases on equipment.

Comparison of the Three Months ended September 30, 2011 and 2010 ($ in thousands)

	Three Months ended September 30,
	2011	2010	$ Change	% Change
Total revenues	$5,417	$4,769	648	13.59%
Cost of revenues	451	142	309	217.61%
Selling, general and administrative expenses	3,450	3,326	124	3.73%
Research and development expenses	811	832	(21)	-2.52%
Depreciation and amortization	174	201	(27)	-13.43%

Total operating expense	4,886	4,501	385	8.55%

Income from operations	531	268	263
Other income	9	—	9	—
Income tax expense	(71)	35	(106)	-302.86%

Net income	$611	$233	378	162.23%

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

For the three months ended September 30, 2011, total revenues increased by approximately $648,000 or 13.6% from the same quarter in 2010. Revenues increased primarily due to substantial growth in professional services revenue, increased product sales, particularly for the Enhanced File Transfer Server solution suite, and maintenance and support renewals.

The following table reflects revenue by product ($ in thousands), including the related maintenance and support ($2,449 or 45.2% of revenue in 2011 and $2,005 or 42.0% of revenue in 2010) for each product:

	Revenue for the Three Months ended September 30,
Product	2011		2010
EFT Server Enterprise	$3,176	58.6%	$2,869	60.2%
EFT Server	944	17.4%	911	19.1%
CuteFTP Professional	259	4.8%	346	7.3%
CuteFTP Home	60	1.1%	61	1.3%
Wide Area File Services/CDP	420	7.8%	455	9.5%
Professional Services	439	8.1%	100	2.1%
Other	119	2.2%	27	0.6%

Total Operating Revenues	$5,417	100.0	$4,769	100.0

Sales of our EFT Server Enterprise and EFT Server products increased by approximately $340,000 or 9.0% for the quarter. These products represented 76.0% of our total revenues in the three months ending September 30, 2011 as compared to 79.3%, in the same period in 2010. EFT Server Enterprise revenues increased by 10.0% from $2.9 million to $3.2 million, mainly due to an increase in module and maintenance and support renewal sales. EFT Server revenue increased by 3% from $911,000 to $944,000 due to an increase in the average price of maintenance and support contracts when compared to the same period in 2010.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $88,000 or 21.6% in the quarter ended September 30, 2011, as compared to the same period in 2010, and accounted for approximately 5.9% and 8.6% of total revenues for the three months ended September 30, 2011 and 2010, respectively. This decline continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets.

Sales of our WAFS and CDP software decreased by $35,000 or 7.7% for the quarter. The WAFS and CDP products are largely used by architectural, engineering, and construction firms to transfer large files between offices. The decrease was largely due to a decrease in maintenance and support renewals sold, and we believe this decrease reflects the time that passed between the prior major release of WAFS in 2009 and the commercial availability of WAFS version 4 in September 2011. WAFS and CDP software accounted for approximately 7.8% of total revenue for the third quarter of 2011 compared to 9.5% for the same period in 2010.

Professional services increased by $339,000 or 339% for the quarter. The growth in professional services revenue was driven largely by $308,000 in revenue earned on the MAT contract during the quarter. Professional services revenue may increase, stay approximately the same, or decline through the end of 2011 and into 2012, largely depending on the future scale of our participation in the MAT contract.

Products and services included in “Other” revenue, increased by $92,000, or 341%, for the quarter. This category primarily consists of Mail Express, Managed Information Exchange (MIX) and Hosted Enhanced File Transfer Server (Hosted EFT Server) sales. The increase in “Other” revenue was largely due to an increase in MIX and Hosted EFT Server revenue and Mail Express revenue.

Because of the more complex and business-critical nature of the EFT Server, EFT Server Enterprise, Wide Area File Services, Continuous Data Protection, and Mail Express solutions, purchasers of those enterprise products require increased maintenance and support. Our maintenance and support revenues for the quarter increased by 6%, from $1.9 million in 2010 to $2.0 million in 2011, accounting for approximately 37% of revenue in the quarter. Our deferred revenue balance increased from $6.1 million at September 30, 2010 to $7.2 million at September 30, 2011 as a result of higher maintenance and support sales (including renewals) over a 12 month period, growing sales of our hosted and managed solutions, and increased sales of professional services engagements which were invoiced (and, in many cases, paid) but were not yet delivered. As our enterprise products become a larger portion of our total revenues, we believe maintenance and support revenues will continue to increase. However, if sales of our on-premise enterprise products decrease, then new sales of maintenance and support contracts will decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, travel associated with professional services delivery and other cost of goods sold. Cost of revenues increased by approximately 218% from $142,000 in the third quarter of 2010 to $451,000 in 2011. This increase was largely caused by an increase in royalties of $46,000, the addition of hosted server expenses of approximately $30,000, and other cost of goods sold of $216,000. The increase in royalties was due to increased sales of a licensed technology. The hosted server expenses are associated with the new MIX and Hosted EFT Server solutions which launched in July, 2010 and February 2011, respectively. The other cost of goods sold was due to labor associated with the professional services being performed for the MAT contract, with the substantial increase reflecting the much greater cost of sales for labor-based professional services contracts, as compared to the cost of goods sold for product or subscription services sales.

Selling, General and Administrative. Selling, general, and administrative expenses as a percentage of revenue were 63% in the third quarter of 2011 as compared to 69% in the same period last year, though these expenses increased in absolute terms mostly due to increased sales. The net increase in selling, general, and administrative expenses of approximately $124,000 or 3.7% was primarily caused by increases in commission expense, salaries and wages, contract labor, other professional fees, marketing expense, trade show expense and printing expense. These increases were offset by decreases in other accounts, including employee bonus expense, consulting fees and legal fees.

Salaries and wages increased by approximately $100,000 due to an overall increase in staffing in the third quarter of 2011 as compared to the third quarter of 2010. Commission expense increased by approximately $44,000 due to the increase in sales during the third quarter. Contract labor expense increased by approximately $40,000 due to three sales representatives which were hired on a contract basis. The increase in other professional fees of approximately $36,000 was mainly due to the retention of a firm to consult with the Company, resulting in the research and development tax credit received by the Company. Marketing expense increased by approximately $20,000 due to an increase in the use of social media activities and the addition of a marketing automation platform. The increase in trade show expense of approximately $15,000 was due to the increased attendance at trade shows.

Employee bonus expense was $130,000 lower in the third quarter of 2011 as compared to the same period in 2010 due a higher accrual rate in 2010. Consulting fees were approximately $56,000 lower in the third quarter of 2011 due to a consultant which was hired to develop the MIX product line and was later hired as an employee and the use of another consultant in 2010 for government sales and who was no longer used in 2011. Legal fees were $40,000 lower in the third quarter of 2011 due to the prior resolution of the Uniloc litigation.

Research and Development. The decrease in research and development expenses of approximately $21,000 in the third quarter of 2011 was mainly due to a decrease in salaries and wages of approximately $54,000, a decrease in bonus expense of $29,000. These decreases were offset by an increase of approximately $45,000 in external research and development expense. The decrease in salaries and wages was mainly due to a decrease of two software engineers. The decrease in bonus expense of approximately $29,000 was due to a higher accrual rate in 2010. These decreases were offset by an increase of $45,000 in external research and development expense due additional expense related to WAFS testing.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization decreased by $27,000 due to software which became fully depreciated.

Income Taxes. Our effective tax rates were -13.1% and 12.9% for the three months ended September 30, 2011 and 2010, respectively. The effective tax rate decreased in the three months ended September 30, 2011 as compared to the same period in 2010 is due to a $261,000 research and development tax credit determined and applied in the third quarter of 2011 but pertaining to 2008, 2009, and 2010. Other items affecting the tax rate included a higher domestic production activities deduction (“DPAD”) in 2010 as well as the non-deductible incentive stock option expenses.

Comparison of the Nine Months ended September 30, 2011 and 2010 ($ in thousands)

	Nine Months ended September 30,
	2011	2010	$ Change	% Change
Total revenues	$15,771	$13,647	2,124	15.6%
Cost of revenues	1,349	389	960	246.8%
Selling, general and administrative expenses	10,156	9,449	707	7.5%
Research and development expenses	2,359	2,203	156	7.1%
Depreciation and amortization	570	599	(29)	-4.8%

Total operating expense	14,434	12,640	1,794	14.2%

Income from operations	1,337	1,007	330	32.8%
Other income (expense)	23	6	17	283.3%
Income tax expense (benefit)	220	282	(62)	-22.0%

Net income	$1,140	$731	409	56.0%

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

For the nine months ended September 30, 2011, total revenues increased by approximately $2.1 million or 15.6% as compared to the same period in 2010. Revenues increased due to strong growth in professional services revenue, which increased by $1.0 million or 316%, plus an increase of $841,000 or 11% in product license sales and growth of $253,000 or 5% in maintenance and support revenue.

The following table reflects revenue by product ($ in thousands), including the related maintenance and support ($6,933 or 44.0% of revenue in 2011 and $5,642 or 41.3% of revenue in 2010) for each product:

	Revenue for the Nine Months ended September 30,
Product	2011		2010
Enhanced File Transfer Server Enterprise	$9,133	57.9%	$7,927	58.1%
Enhanced File Transfer Server	2,766	17.5%	2,726	20.0%
CuteFTP Pro	804	5.1%	953	7.0%
CuteFTP Home	181	1.1%	212	1.6%
Wide Area File Services/CDP	1,176	7.5%	1,420	10.4%
Professional Services	1,366	8.7%	328	2.4%
All Others	345	2.2%	81	0.6%

Total Operating Revenues	$15,771	100.0	$13,647	100.0

Sales of our EFT Server Enterprise and EFT Server products increased by approximately $1.2 million or 11.7% for the nine months. These products represented approximately 75.4% of our total revenues in the nine months ending September 30, 2011 as compared to 78.1%, in the same period in 2010. The increase in sales was largely due to an increase in the average sales price of product licenses as well as to new maintenance and support sales and ongoing maintenance and support contract renewals.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $180,000 or 15.5% in the nine months ended September 30, 2011, as compared to the same period in 2010, and accounted for approximately 6.2% and 8.6% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. This decline continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenue, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets.

Sales of our WAFS and CDP software decreased by $244,000 or 17.2% during the nine month period ended September 30, 2011. The WAFS and CDP products are largely used by architecture, engineering, and construction firms to transfer large files between offices. The decrease was due principally to a decrease in the average price of the WAFS licenses and a decrease in the number of WAFS maintenance and support renewals sold. These products accounted for approximately 7.5% of total revenue for the first nine months ending September 30, 2011 compared to 10.4% for the same period in 2010.

Professional services increased by $1 million or 316% for the nine month period ended September 30, 2011. The growth in professional services revenue is driven largely by $929,000 in revenue earned on the MAT contract during this period. As noted above in the three-month revenue comparisons, our level of participation on the MAT contract may change during Government FY2012, depending on a variety of factors, including availability of Government budget authorization for the SAMS-E program and our evolving work share on the contract.

Products and services included in “Other” revenue, increased by $264,000, or 326%, for the nine months ended September 30, 2011. This category primarily consists of Mail Express, Managed Information Exchange (MIX) and Hosted Enhanced File Transfer (Hosted EFT Server) sales. Other revenue accounted for 2.2% of total revenue for the nine month period in 2011 as compared to .6% for the same period in 2010. The increase in “Other” revenue was largely due to an increase in MIX and Hosted EFT Server revenue and Mail Express revenue.

Because of the more complex and business-critical nature of the EFT Server, EFT Server Enterprise, WAFS, and CDP products, purchasers require maintenance and support. Maintenance and support pricing is reflective of the license cost of the products and the additional support needed to maintain and support the products and customers. Our maintenance and support revenues for the nine month period ended September 30, 2011 increased by 5% compared to the same period in 2010. The increase in maintenance and support revenues for the period somewhat lagged the proportional increase in product license sales because we transitioned in the middle of 2011 to an approach in which we allow our international partners to directly renew maintenance and support contracts. We believe the transition was effectively accomplished by the end of the third quarter of 2011, as reflected in the proportional increase in maintenance and support during the quarter.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, travel associated with professional services delivery and other cost of goods sold. Cost of revenues increased by approximately 247% from $389,000 in 2010 to $1.3 million in 2011. This increase was largely caused by an increase in royalties of $125,000, the addition of hosted server expenses of approximately $125,000, and other cost of goods sold of $686,000. The increase in royalties was due to increased sales of a licensed technology. The hosted server expenses are associated with the new MIX and Hosted EFT Server solutions which launched in July, 2010 and February 2011, respectively, and the other cost of goods sold was due to labor associated with the professional services being performed for the MAT contract.

Selling, General and Administrative. Selling, general, and administrative expenses as a percentage of revenue were 64% for the nine months ended September 30, 2011 as compared to 69% in the same period last year.

Although SG&A expenses as a percentage of revenue declined, they increased by $707,000 or 7.5% in absolute terms. The increase in these expenses was caused by several items: salaries and wages and related payroll taxes, commission expense, other professional fees, travel expense, trade shows, marketing expense, and contract labor expense. These increases were offset by decreases in employee bonus expense, legal fees, consulting fees, advertising fees, and bad debt expense.

The approximate $420,000 increase in salaries and wages and related payroll taxes was due to an overall increase in staffing as compared to the same period in 2010. Commission expense increased by approximately $233,000 due to increased sales when compared to the same period in 2010. Other professional fees increased by approximately $87,000 due to the addition of an investor relations firm and the retention of a firm to consult with the Company, resulting in research and development tax credit received by the Company. Travel expense increased by approximately $64,000 due to travel related to the attendance at trade shows and international travel related to the strengthening of our channel relationships. Marketing expense increased by approximately $59,000 when compared to the nine months ended September 30, 2010 due to the extension of our social media activities, and addition of a marketing automation platform. Contract labor expense increased by approximately $50,000 due to the addition of three sales representatives who were hired on a contract basis.

Employee bonus expense was lower by approximately $159,000 for the nine months ended September 30, 2011 as compared to the same period in 2010 due to a higher accrual rate used in 2010. Legal fees were lower in this period than in the same period of 2010 due to the prior resolution of the Uniloc litigation. Consulting fees were approximately $102,000 lower in the nine months ended September 30, 2011 as compared to the same period in 2010 due to the transition of one consultant to full-time employee status and an additional reduction in our use of outside consulting to assist with government sales as compared to the same period in 2010. Advertising fees decreased by approximately $40,000 due to the continued optimization of Google search ads. We have reduced the amount that we spend on search terms without affecting the amount of sales leads that are generated by the search results. The reduction in bad debt expense of approximately $24,000 as compared to the same period in 2010 was due to a decrease in accounts receivable balances which were over 90 days old.

Research and Development. The increase in research and development expenses of approximately $156,000 primarily consists of an $84,000 increase in salaries and wages and related payroll taxes due to the addition of new engineers and an increase of approximately $32,000 in external research and development due to expenses relating to WAFS testing.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization decreased by $29,000 due to software which became fully depreciated.

Other Income (Expense), net. Other income/expense consists of interest income. Other income for the nine months ended September 30, 2011 was from interest earned on the CoreTrace promissory note.

Income Taxes. Our effective tax rates were 16.2 % and 27.8% for the nine months ended September 30, 2011 and 2010, respectively. For 2011, the most significant item that affected our effective income tax rate was the $261,000 research and development tax credit which related to years 2008, 2009 and 2010 and was taken in the third quarter of 2011. The other item that affects the effective tax rate in 2011 was the deduction for domestic production activities (“DPAD”) and was offset by non-deductible incentive stock option expense and state income taxes.

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

During the nine months ended September 30, 2011, approximately 31% of our sales came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

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

GlobalSCAPE has been named as one of a number of defendants in two different patent infringement suits. The first was filed by Content Delivery Solutions LLC in the United States District Court for the Western District of Texas Austin Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses products or services for resuming interrupted transmission of a file over a network. The second was filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses product activation functionality. Both of these matters have just been brought forth and, while GlobalSCAPE believes that it has meritorious defenses to both plaintiffs’ claims and intends to defend the lawsuits vigorously, it is early in its process and it is not possible to reasonably determine the outcome of these suits. Accordingly, it is not possible at this time to assess whether or not we need to reserve for potential settlements.

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

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

November 10, 2011	By:	/s/ T. Randall Hawkins
Date		T. Randall Hawkins
Vice President and Chief Financial Officer (Principal Accounting Officer)