Form 10-K
period 2011-12-31
GLOBALSCAPE INC
filed 2012-03-29
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 001-33601

GlobalSCAPE, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2785449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Lockhill-Selma, Suite 150 San Antonio, Texas	78249
(Address of Principal Executive Office)	(Zip Code)

(210) 308-8267

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.001 per share	NYSE Amex

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

☐  Yes     ☒    No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $21,955,050 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $2.20 per share on such date on the NYSE Amex.

As of March 15, 2012 there were 18,288,366 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on June 4, 2012, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, Cute Backup®, DMZ Gateway® and CuteSendIt®, are registered trademarks of GlobalSCAPE, Inc. Secure FTP ServerTM, Wide Area File ServicesTM, WAFSTM, CDPTM, DMZ Gateway, Advanced Workflow EngineTM, Applicability Statement 2 TM, AS2TM, AWETM, Enhanced File Transfer ServerTM, Managed Information XchangeTM, MIXTM, Hosted Enhanced File Transfer ServerTM, EFT ServerTM, CuteFTP LiteTM, CuteFTP HomeTM, Mail ExpressTM, Secure Ad Hoc TransferTM, Total Path SecurityTM, Enhanced File Transfer ServerTM, EFT Server EnterpriseTM, Enhanced File Transfer Server Enterprise TM, and appShieldTM are trademarks of GlobalSCAPE, Inc. TappInTM, Now Playing TM, TappIn Secure Share TM, Social Share TM, and Enhanced A La Carte Playlist, are trademarks of our wholly-owned subsidiary TappIn, Inc. Other trademarks and trade names in this Annual Report are the property of their respective owners.

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

“LAN” or Local Area Network provides networking capability to a group of computers in close proximity to each other, such as in an office building or home.

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

“WAN” or Wide Area Network is a computer network that spans a relatively large geographical area, and typically connects multiple LANs. The largest WAN in existence is the Internet.

“XML” or Extensible Markup Language is a set of rules for encoding documents electronically usually for usability over the internet.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that are not of historical fact, but describe management’s beliefs and expectations. We have identified many of the forward-looking statements in this Annual Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report and other documents filed with the Securities and Exchange Commission. Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Annual Report.

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

Today, we have thousands of enterprise customers and more than one million individual consumers in over 150 countries. In addition, our solutions are used by more than 20,000 U.S. Army users deployed worldwide. We currently operate primarily in the Managed File Transfer, or MFT, industry. Beginning in 2009, we began an evolution from an ‘MFT company’ into adjacent solution spaces applicable to what we refer to as Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security solutions such as appShield). Our solution portfolio facilitates delivery of critical information such as financial data, medical records, customer files and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements. The recently acquired TappIn technology (described below) allows us to securely, and more flexibly, deliver such critical information to a wider range of network-enabled systems, including mobile devices. In addition, our solutions ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe that we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners, including to tablet computers and smartphones. Our acquisition of TappIn provides additional capabilities applicable throughout the Total Path Security framework.

Our initial product, CuteFTP, a file transfer protocol client program used mostly by individuals and small businesses, was first distributed in 1996 over the Internet and achieved significant success and popularity. Since then, we have continued to enhance our portfolio of products to meet the increasing demand for secure information exchange in the MFT industry and adjacent markets such as cloud services. Our capabilities have evolved from personal and small business MFT products to include standard and enterprise versions of our Enhanced File Transfer Server software, with an increasing number of add-on modules that provide additional capabilities such as ad hoc file transfer, advanced auditing and reporting, government-validated cryptography, and workflow automation. We have also developed Wide-Area File Services (“WAFS”), and Continuous Data Protection (“CDP”) software which further enhance the ability to replicate, share and backup files within a wide area network or local area network, at WAN and LAN speeds.

More recently, we have launched managed e-mail attachment, software-as-a-service (SaaS), and cloud-based subscription solutions for information sharing solutions. Our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.

The addition of managed cloud-based subscription solutions to our portfolio is a significant change in our manner of conducting business because it provides recurring revenue which builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. While we still are in the early stages of growing our subscription services, we already have added capability to deliver these services in additional geographies, such as the United Kingdom and Canada, where country-specific compliance requirements may necessitate in-country service delivery.

In the first quarter of 2011, we announced our planned entry into the antivirus segment of the endpoint security market with the development of a consumer application control (or “whitelisting”) product, appShield. The appShield product is designed to defeat malicious software applications by allowing only designated applications and executables (i.e., those on the “whitelist”), to run on protected systems. This approach changes the paradigm of traditional “blacklisting” solutions, such as antivirus software, which typically use signature-based approaches to identify, quarantine, or block execution of an exponentially growing number of malware threats.

In December 2011, we entered the secure content mobility market with the acquisition of TappIn, Inc. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and endpoint security to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content. We believe that the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing exponential growth of tablet computers and smartphone sales, and their increasing adoption by business users.

Industry Background

The Internet has become an integral part of daily operations for individual users and companies of all sizes, not only for e-commerce, but also as a means of managing information between central and remote locations and with associates, employees, partners, suppliers, and customers. Corporate information managers must protect business assets, ensure that policies and processes meet regulations governing the management of sensitive information, and ensure that the right people have access to the right information at the right time. Global operations, diverse business partners and networks further emphasize the need for common standards to ensure compatibility, scalability privacy, security and cost-effective integration. All of these needs have created the need for data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security solutions such as appShield).

The need for MFT, endpoint security, and secure content mobility solutions is particularly strong for organizations faced with a daunting array of privacy and security challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory and privacy requirements include federal legislation and regulations such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act (GLBA),the Federal Trade Commission Red Flags Rules, as well as state legislation and regulations in the U.S such as California Senate Bill (SB) 1386 and the data security regulations issued by the Massachusetts Office of Consumer Affairs and Business, as well as the extraterritorial requirements such as the European Union’s Privacy Directive, some of which impose severe penalties for improper disclosure of confidential information. Additionally, industry best-practices such as the Payment Card Industry Data Security Standard (PCI DSS) and self-imposed business requirements lead to the need for consumer information, intellectual property and trade secret protection and controls. These measures offer protection against disclosure of proprietary information and also reduce corporate risks associated with the potentially devastating consequences of security breaches.

The MFT and endpoint security markets grew from mainstream adoption of the Internet, the subsequent exponential growth in data and information sharing, and the growing realization that information is a significant business currency requiring appropriate security, management, auditing, and reporting, and also subject in many cases to regulatory and privacy requirements. Similarly, the cloud services market arose from recognition that the Internet allows ubiquitous, global access to data and information services. By leveraging Internet technologies, and delivering services through appropriately secured and managed shared resources, cloud-based solutions allow businesses and other organizations to achieve economies of scale and greater operational agility. Cloud solutions also can support individual consumer needs for information access and sharing at very affordable costs. Secure content mobility solutions provide these same benefits, but extend the information delivery model to and from the broadest range of network-enabled devices, including smartphones and tablets.

Our primary industry is known as managed file transfer. The MFT industry has its technical origin in the file transfer protocol. FTP dates back to 1980 (RFC 765, later superseded by RFC 959), with even earlier RFCs guiding prior attempts to establish standards for file transfer protocols. The use of file transfer protocols increased dramatically with the explosive growth of the Internet and the World Wide Web during the 1990s. The MFT industry arose from recognition that FTP, alone, does not provide adequate security and management capabilities for file transfers. MFT solutions offer a greater degree of security and control than FTP. Features available in MFT solutions now include integrated security, auditing capabilities, performance monitoring, and reporting. The MFT industry includes low cost, or even free, solutions that offer basic capabilities. However, businesses and even individuals procure more advanced solutions that provide scalability, enhanced security options, automated workflow, dedicated maintenance and support, and other features that facilitate high-confidence, cost effective file transfers.

Cloud computing is a model for enabling convenient, on-demand network access to a shared pool of configurable computing resources (e.g., networks, servers, storage, applications, and services) that can be rapidly provisioned, released, and scaled to meet requirements. We believe that the movement to cloud services is analogous to the telecommunications shift from dedicated point-to-point circuits to a delivery model in which the entire telecommunications infrastructure potentially can be used to establish, maintain, and manage individual connections on an as-needed basis. Cloud implementations may be public, private, community or a hybrid combination. In a private cloud, the cloud infrastructure is operated solely for an organization. Within a community cloud the cloud infrastructure is shared by several organizations and supports a specific community that has shared concerns (e.g., mission, security requirements, policy, and compliance considerations). Conversely, in a public cloud the cloud infrastructure is made available to the general public or a large industry group. A hybrid cloud is a composition of two or more clouds (private, community, or public) that remain unique entities but are bound together by standardized or proprietary technologies that enable data and application portability (for example, cloud bursting for load-balancing between clouds).

The endpoint security market includes solutions implemented to protect individual host systems (known within the IT industry as endpoints). Specific solution categories include antivirus (including anti-spyware and anti-adware), behavior-blocking, firewall, and intrusion prevention software. While even early mainframe systems included basic user access controls, the Internet and resulting extension of computing systems to exponentially growing numbers of endpoints launched the current endpoint security market. Computer viruses, and other malware, have increased significantly in number and sophistication since the 1990s. The same Internet infrastructure that facilitates legitimate personal and business operations potentially allows malware to spread with remarkable speed and damaging effect. Antivirus software has evolved from definition, detection, and blocking of specific malware ‘signatures’ to more sophisticated heuristic and reputation-based approaches that attempt to address the variability of malware and, specifically, malware authoring techniques that allow malicious software to change signatures automatically over time. These polymorphic viruses and other newly created malware programs constitute the “zero day” threat that evades detection by traditional signature-based antivirus software. In addition, advanced persistent threats have become much more common as malicious individuals, organizations, and even nation–states conduct long-term probes against cyber targets and, in some cases, launch very sophisticated, coordinated cyber attacks. In recent years, application control, or whitelisting, has emerged as a technique for countering even the most sophisticated malware and advanced persistent threats. With application whitelisting, only applications and specific executables on an administrator or user-defined list of approved programs (the whitelist) are permitted to run on the protected system. Application control solutions have been deployed on a limited scale in enterprises, and some consumer antivirus products now also have some whitelisting features.

The secure content mobility market has emerged from a confluence of the same primary market forces that drove demand for MFT, cloud services, and endpoint security solutions, with those forces magnified by the exponential, worldwide proliferation of mobile devices. According to a recent report by Cisco Systems, global mobile data traffic grew by 133% in 2011, more than doubling for the fourth year in a row. The Cisco report also states that mobile data traffic in 2011 was eight times the size of the entire global Internet in 2000 and projects that such traffic will increase 18-fold between 2011 and 2016. Secure content mobility solutions will become increasingly necessary to allow business and consumers to securely access and share data, potentially across multiple network-enabled devices to include smartphones and tablets. The content delivery model will include solutions like TappIn that provide access directly to and from on-premises or personal devices, with those solutions possibly interoperating with cloud-based data repositories.

Strategy

Our goal is to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange within the Total Path Security framework, which encompasses protection of data in motion and at rest. From our perspective, more fully addressing this need for secure information exchange requires consideration of capabilities beyond traditional MFT, including managed e-mail attachment, cloud-based, and endpoint security solutions such as whitelisting. In addition, we believe we must consider ongoing, fundamental changes in customer technologies and processes, such as the rapidly increasing use of mobile devices, including “Bring Your Own Device” (“BYOD”) aspirations, in the workplace.

Our strategic focus continues to center on:

•	Entering and establishing leadership in broader information exchange markets while maintaining leadership in the MFT industry.

•	Growing recurring revenue

•	Developing and enhancing our software solutions

•	Entering and extending our presence in the endpoint security market

•	Increasing international and channel sales

•	Growing our government sales; and

•	Developing our corporate brand and market recognition

Entering and Establishing Leadership in Broader Markets

We were in the leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer for the last two years in which Gartner published this magic quadrant. Gartner and other industry analysts have stated that the annual MFT market is approximately $550 million. While we intend to sustain our leadership in the traditional MFT market, we believe our future growth requires extending our market reach further into the cloud-services and ad hoc (on-demand) file transfer aspects of MFT, while also increasing our B2B and secure content mobility capabilities. Several opportunities and trends lead us to this conclusion.

We have achieved initial traction in the much larger, and adjacent, cloud services market with our current offerings such as Managed Information Xchange (“MIX”) and Hosted Enhanced File Transfer Server solutions.

Industry analysts such as Gartner believe the cloud services market was $68 billion in 2010 and growing at more than 20 percent per year. Our partner agreements with hosting providers such as Rackspace, and the proven, modular capabilities of our Enhanced File Transfer Server solution suite made this a straightforward market entry from a technical delivery perspective. As we gain additional sales traction and experience in the cloud services market, and possibly develop additional cloud-based solutions, we believe this potentially provides an opportunity broader than the traditional MFT market.

In addition, we have recognized increasing revenue from our Secure Ad Hoc Transfer module (or “SAT module”) for EFT Server as well as from other EFT modules and Mail Express. The SAT module is designed for companies that need an out-of-the-box solution to exchange files without the problems typically associated with having to manually create temporary FTP accounts, accept the size limitations and security issues of regular email, or contend with the time delays and high costs of overnight and physical shipments. The SAT Module works in conjunction with EFT Server and allows users inside an enterprise to send and receive files of any size to and from recipients outside the organization with secure authentication, non-repudiation and auditing capabilities. We have added other adjacent-market capabilities, such as business automation, to EFT Server also through our modular solution architecture, and these capabilities are helping to underpin the consistent growth in revenue from the EFT Server solution suite. After a relatively slow start, following launch of the solution in late 2008, Mail Express revenue continued to increase during 2011, and this solution was recognized by Info Security Products Guide as a “Global Excellence Award” winner in February 2012 in the Email Management and Security category. We believe strengthening our ad hoc file transfer solutions remains a key strategy element and we intend to pursue solution enhancements in this area in future periods.

Newly acquired secure content mobility competencies provide a potentially compelling complement to traditional MFT capabilities, including ad hoc file transfer solutions. We have developed a secure mobile access module for EFT Server as an initial point of integration with the TappIn technology acquired in December 2011. We regard secure content mobility potentially as a unifying concept for our solution portfolio, including future endpoint security solutions like appShield, given the central position and importance of content (i.e., data and information) in the market drivers for our solutions. We intend to further integrate our solution capabilities to take advantage of potential synergies and strengths across our solution portfolio, while also possibly simplifying our marketing and sales processes.

Building on our MFT capabilities provides a clear opportunity to increase our average transaction size and repeat business through greater scalability, business integration, and application of professional services to support implementation planning and execution. Our enterprise solutions, such as Enhanced File Transfer Server, have increased considerably in capability over the years and these enhanced capabilities directly contribute to increased revenue derived from enterprise customers. In particular, the add-on modules available for Enhanced File Transfer Server, and increased technical performance for other offerings in our portfolio, provide a strong platform for greater business adoption and integration of our solutions. We believe continued focus on capabilities necessary for even broader B2B applicability, including appropriate treatment of evolving secure content mobility requirements, is a key strategic opportunity for our future business operations.

With MFT capabilities increasingly being integrated into B2B gateway, data integration, service oriented architecture, and other technical solutions, the need to keep evolving our solutions and entering adjacent markets also is clear. We continue to believe the market will shift toward consideration of traditional MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes.

Growing Recurring Revenue

Recurring revenue includes revenue from M&S contracts and subscriptions for our cloud-based managed and hosted solutions. In the broadest sense, delivery of labor hours on long-duration contracts also fits within this strategy because such contracts provide a book of sold business that will be recognized from aggregate contract value, or ACV, into revenue in future periods, with some revenue from these labor contracts potentially visible even two or three years in the future.

We believe that execution on this strategy element potentially could provide greater predictability of revenue in future periods and a stronger hedge against future business (or broader economic) downturns. Our recurring revenue, primarily in the form of M&S contracts and subscriptions for managed solutions, grew from 37 percent in 2009 to 42 percent in 2010 and to 46 percent in 2011. We intend to focus on delivering continued growth in deferred revenue, while assessing market traction for the full range of our solutions on an ongoing basis. From this perspective, deferred revenue may continue to grow in absolute terms, and as a percentage of total revenue, for some period of time, depending on the relative future growth rates of all of our solutions.

As discussed under “Key Business Metrics” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subscription sales may change the trajectory of our prior revenue growth. We believe that, due to compounding effects and after the current transition period, subscription revenue can grow more quickly and significantly than software license revenue, while supporting increased operating margins after the transition.

Developing and Enhancing Our Solutions

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

Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisitions. We maintain an active R&D program and work closely with partners and others within industry, to identify new solution opportunities. As an example, we began our original OEM partnership with Network Automation in 2008, embedding Network Automation’s AutoMate product as the Advanced Workflow Engine (“AWE”) module to our Enhanced File Transfer Server solution. During 2010, we expanded our partner agreement to become a worldwide reseller of Network Automation’s software solutions, AutoMate and AutoMate Business Process Automation Server. During 2010 and throughout 2011, we partnered with hosting providers (including Rackspace Hosting) to deliver the MIX and Hosted EFT Server solutions. Most recently, in December 2011, we announced the acquisition of TappIn, Inc.

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

Entering and Extending our Presence in the Endpoint Security Market

We continue to plan for entry into the antivirus segment of the endpoint security market with appShield. The appShield solution, along with the current TappIn service, provides an opportunity for us to increase sales of our consumer products, which have declined in recent years. The endpoint security market also is attractive because consumer sales typically are relatively low-touch and accomplished largely through our online cart, over the Internet.

From this initial market entry with appShield we intend to explore, and potentially develop or acquire, other security-oriented solutions, including those most applicable to increasing our secure content mobility capabilities. These additional solutions may be complementary to appShield or to our other solutions. Like appShield and TappIn, the other solutions also may appeal to SMB or even enterprise customers.

Increasing International and Channel Sales

We have added several channel partners in recent years and also organized our sales force and associated sales processes, to more effectively support our partner network worldwide. Channel partners resell, distribute, or integrate our solutions. These channel partners also provide us with additional opportunities to penetrate deeper into existing markets and enter new sales territories.

Channel sales also can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. To facilitate this, we have hosted channel partner conferences in each of the last two years to provide a forum for exchanging ideas and deliver partner-specific sales education and training. Achieving additional traction in new sales territories potentially can increase our sales in future years, considering we currently derive approximately 87 percent of our sales from just the United States, United Kingdom, Canada, and Australia

Growing Government Sales

We are leveraging our prior Army contracts, and other government orders, to gain the insights, establish the past performance, and sustain the credentials necessary to pursue additional government business directly and through channel partners. We are a subcontractor on the McLane Advanced Technologies (MAT) industry team that won a $52 million contract with the U.S. Army for the Standard Army Maintenance System—Enhanced (SAMS-E) and are supporting that contract with several engineers on a full-time basis. We are also working independently as well as in conjunction with MAT, Carahsoft, and other partners to pursue additional government business.

Government sales, particularly large contracts from the U.S. Army, have had a significant positive impact on our growth and market image since 2007; however, these large contracts also cause significant swings in our financial results. We continue to focus on more deliberate growth in government sales, including software and associated services, potentially augmented by occasional large product orders. Our engineering services activities in support of the SAMS-E contract are part of this long-term focus.

We may obtain, sustain, or update government certifications as necessary to compete in this sector. For example, we have received Federal Information Processing Standards (“FIPS”) 140-2 validation of the GlobalSCAPE Cryptographic Module embedded in Enhanced File Transfer Server. In addition, Enhanced File Transfer Server Version 6 and CuteFTP Pro received the Certificate of Networthiness from the U.S. Army Network Technology Command during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions.

Developing our Corporate Brand

GlobalSCAPE traditionally has been better known for CuteFTP than as a corporate brand. Since the late-2008 timeframe, we have made a concerted effort to elevate our corporate profile. We have retained outside marketing communications and branding firms, as well as the Summit IR Group for investor relations support. We also have established a strong, but informal, relationship with America’s Growth Capital, an investment bank focused on emerging growth markets especially those focused on the cybersecurity space.

Through our efforts in this area, we have participated in numerous analyst briefings and non-deal investor conferences that have increased our recognition within the investor and analyst communities. We also have obtained national media coverage. In addition, we have revised our website, logos, and other areas reflecting our corporate brand. Through these activities, we have established a much more consistent, recognizable brand that may better support future growth and market visibility.

We also believe we have continued to enhance our brand through additional national and regional attention resulting from corporate awards received during 2011. We were named as one of the “Best Places to Work in IT”

for the second year in a row in 2011 by Computerworld. This recognition is a ranking of the top 100 work environments for technology professionals. Organizations that are selected are those that challenge their IT staff with exciting projects, offer them access to, and training with, today’s hottest technology, and provide great benefits and compensation. We also were ranked in 2011 among the top 50 workplaces in San Antonio by the San Antonio Express-News and named one of the “Best Places to Work” for 2011 by the San Antonio Business Journal, with both awards also being received for the third year in a row. These awards honor companies with the best workplaces in the greater San Antonio area.

In addition, we were named as one of the 2011 “Best Companies to Work for in Texas”. The awards program, created in 2006, is a project of Texas Monthly, the Texas Association of Business (TAB), the Texas State Council of the Society for Human Resource Management, and Best Companies Group. The “Best Companies to Work for in Texas” is a statewide survey and awards program that identifies, recognizes, and honors the best places of employment in Texas. One hundred companies were selected, all identified as benefiting the state’s economy, its workforce, and businesses. We were also named Software Magazine’s Software 500 ranking of the world’s largest software and service providers, now in its 29th year.

The Software 500 is a revenue-based ranking of software and services suppliers targeting medium to large enterprises, their IT professionals, software developers, and business managers involved in software and services purchasing. The ranking was based on total worldwide software and services revenue for 2010, including revenue from software licenses, maintenance and support, training and software-related services and consulting.

In addition to these corporate awards, we were named to Deloitte’s Technology Fast 500 for 2010 and 2009, a ranking that recognizes the fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America on the basis of five-year revenue growth. We believe our corporate, financial, and technical awards in aggregate increase our market visibility and provide a stronger basis for continued development of the GlobalSCAPE brand.

Software Products

Managed File Transfer Solutions

Our MFT solutions are best known for the CuteFTP product line. They primarily consist of products that help users securely move and copy files on the Internet. FTP, along with more secure protocols such as SFTP, FTP/S, and HTTP/S, requires two software programs: a client program to start a transfer and a server program to accept the connection. Our MFT product line includes CuteFTP Pro, CuteFTP Home, CuteFTP Lite, and the Enhanced File Transfer Server solution suite. A substantial portion of our revenues is derived from licensing our file management products, especially Enhanced File Transfer Server.

Cute FTP Programs

CuteFTP. CuteFTP is a “client-side” program, meaning that it permits a user to request a file from or send a file to an FTP server or host computer. The user base for this program ranges from corporate IT professionals who use it to transfer data between locations via the Internet to individual Web site operators who use it to upload their Web pages to their Web hosting provider. CuteFTP simplifies use of file transfer protocol by hiding the technical processes behind a user-friendly, graphical user interface, which allows users to “drag and drop” files between computers. CuteFTP has won several awards, and has been favorably reviewed over the years in leading online and print trade journals, as being the most powerful, easy-to-use file transfer protocol program available. We offer CuteFTP in German, French, Spanish, Japanese, Traditional and Simplified Chinese, Russian, Portuguese and Turkish.

CuteFTP was first distributed as a commercial product by GlobalSCAPE in April 1996. In October 2003, we released CuteFTP Mac, our easy-to use FTP client for the Macintosh operating system. CuteFTP Mac incorporates many of the popular features of CuteFTP for Windows, while adhering to Apple’s user interface and usability guidelines. In 2008, we delivered the initial release of CuteFTP Lite, adding an entry-level FTP product to our solution portfolio.

CuteFTP Pro. CuteFTP Pro is a secure FTP client program designed for advanced users and information technology professionals. CuteFTP Pro incorporates standards for encrypting data during transport and at rest, accelerating transfer of large files, and automating common file transfer tasks. It includes various features attractive to advanced users such as multi-part and concurrent file transfers to maximize transfer speed, additional secure protocols, scheduled file transfers, automated site backups and scripting ability for automating FTP tasks. CuteFTP Pro has been favorably reviewed by leading online publications including CNet’s Download.com and PC Review. CuteFTP Pro was released in March 2001.

Server-Based Managed File Transfer Software Solutions

Our server software solutions are designed to provide businesses with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. Our server solutions also offer substantial ease-of-use advantages compared to competitive products.

During 2009, we introduced our Enhanced File Transfer Server, or EFT Server, Version 6 product a rebranded version of our Secure FTP Server software with many new features and enhancements. Our legacy Secure FTP Server and EFT Server solutions are now available as EFT Server and EFT Server Enterprise, respectively. With the rebranding, we adopted a common, scalable solution platform that accommodates a broad family of add-on modules to support our customers’ complex information sharing needs, while also maintaining appropriate backward compatibility with our legacy solutions. During 2010, we released a new multi-platform version of the DMZ Gateway solution that replaces the previous Windows-only version. During 2011, we delivered updated versions of EFT Server and EFT Server Enterprise with two-factor authentication, enhanced visibility and monitoring of file transfers, support for IPv6, and additional security enhancements.

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

Enhanced File Transfer Server Enterprise was first released in November 2004 and has been favorably reviewed by leading publications including Server Watch and Network Products Guide, which named the EFT Server solution a winner of a 2010 Product Innovation Award for Managed File Transfer.

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

Wide Area File Services. Our WAFS software delivers a unified and accelerated file access system, instant file-sharing and server-to-server mirroring across any distance, with full coherency and at near-LAN access speeds. WAFS delivers a true wide area file solution for collaboration. Continuous, real-time multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization, no matter where a change in any file is made. The data is mirrored between servers on the LAN, virtual private network, or across firewalls in real time, with full support for file locking ensuring coherency. Our WAFS product ensures bandwidth efficient WAN utilization, and that users have access to the most recent data. The off-line mode ensures continued data access in the event of WAN or server outage. Our WAFS software is easy to deploy and manage remotely. During 2009, we announced a significantly enhanced version of WAFS, including support for the Autodesk® Revit® Architecture construction and design application, along with broader enhancements that improve data replication performance and collaboration capabilities. During 2010, we announced additional performance enhancements to the WAFS solution, focused on file upload and download time improvements. During 2011, we released WAFS 4, a major version upgrade that provided an enhanced user interface, support for additional Windows operating systems, compatibility with Unicode character sets, and a new feature (Local Sync) that allows users to rapidly synchronize data while also simplifying implementation.

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

Mail Express was first released in December 2008. During 2010, we released Mail Express 3, a significant improvement over prior versions. The improvements in Mail Express 3 introduced two-way file sharing and collaboration and also improved the administrator experience through enhanced workflow in the user interface and a simplified deployment process. During 2011, we released additional upgrades to Mail Express. The latest upgrades provided improved security by supporting communication through the GlobalSCAPE DMZ Gateway. This DMZ Gateway support allows customers to implement Mail Express behind a demilitarized zone (DMZ) firewall, providing an added layer of protection for data storage and retrieval, user authentication, and firewall traversal. The latest versions also include the Mail Express Internal Web Portal. The portal provides full Mail Express functionality via a standard web browser to customer employees who may not use Microsoft Outlook as their primary mail client. Other key features of this new version of Mail Express included support for Microsoft Outlook and Exchange 2010, improved performance and optimization when interacting with anti-virus software, and improved scalability.

In February 2012, Mail Express was recognized by Info Security Products Guide as a Global Excellence Award winner in the Email Management and Security category. The Global Excellence Awards recognize excellence in all areas of information security, including the industry’s best products, people, and companies. A panel of more than 50 judges from a broad spectrum of industries around the world determined the finalists and winners.

Endpoint Security Solution

In 2011 we announced ongoing development of appShield, a consumer endpoint security solution to protect computers against the rapid growth of viruses and other malicious software. The appShield solution continues in development, with release planned for 2012. The appShield software is based on proven enterprise-level application whitelisting technology from CoreTrace Corporation. Previously, in 2010, we entered into a reseller agreement with CoreTrace, under which we resell CoreTrace’s BOUNCER enterprise whitelisting solution.

Unlike traditional “blacklisting” solutions, such as antivirus software, that attempt to detect and remove infected files and applications running on a computer, whitelisting allows users to lock servers, personal computers, and other devices into a known, trusted state and allows only approved applications to run. By ensuring that only approved applications can run, appShield automatically blocks unauthorized applications—including viruses and rogue applications that may have been inadvertently downloaded from email or social media websites, for example.

Data Backup and Recovery Solution

In 2011 we released CuteBackup, a data backup and recovery software solution, compatible with Windows operating systems, aimed at helping consumers and small business owners avoid a data loss catastrophe. The scalable, automated solution gives home and small business computer users complete backup and recovery protection, with an intuitive setup wizard that enables a simplified, effective way of securing data. CuteBackup also offers “Boot Corrector” protection that can reboot the system and subsequently correct most common issues if the computer crashes and fails to restart. Additional features include automated backup routines and selective restores. CuteBackup is powered by Paragon Software Group’s Backup and Recovery 10 Suite.

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

Cloud-Based Services

GlobalSCAPE Managed Solutions

During 2010, we announced that we had executed a partner agreement with Rackspace Hosting, Inc., a world leader in the hosting and cloud computing industry. Through Rackspace and other partner infrastructure, GlobalSCAPE delivers cloud-based managed file transfer solutions for the secure exchange of business-to-business data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. We expanded our cloud services capability to the United Kingdom and Canada in 2011, to support solution delivery in instances where country-specific compliance requirements may necessitate in-country delivery of the services.

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

Key benefits and features of the Managed Information Xchange offering include: “pay as you go,” flexible pricing that helps customers eliminate upfront capital expenditures; reduced ongoing maintenance expenses, including hardware, software, personnel, utility services, and backup costs; improved IT infrastructure reliability and performance enabled by the Rackspace global infrastructure and other partner capabilities; easy and rapid deployment with scalable processing and storage capabilities; the market-leading features and security capabilities of our Enhanced File Transfer Server solution adopted by thousands of customers worldwide; and operation of the cloud-based secure file transfer capability by our technical resources, in accordance with service level agreements.

We introduced our MIX solution in July 2010. In February 2011, Info Security Products Guide recognized MIX as the winner of the 2011 Global Excellence Award in the Cloud category. The Info Security Product Guide recognition, together with previous awards received for Enhanced File Transfer Server, broadened our portfolio of industry and market validations for our cloud-based solutions.

Hosted Enhanced File Transfer Server. In February 2011, we announced availability of our Hosted Enhanced File Transfer Service. This service expands our cloud-based solution portfolio by integrating a hosted version of our market-leading Enhanced File Transfer Server solution with Rackspace Hosting and other partner infrastructure. This scalable and tiered service is structured for the SMB market, and also allows customers of all sizes to outsource all or part of their complex and demanding secure information exchange needs. Through such outsourcing, customers can greatly reduce costs, increase efficiencies, track and audit transactions, and provide a greater level of security and compliance, at affordable price points. The Hosted EFT Server offering delivers these benefits while allowing direct customer management of the Enhanced File Transfer Server solution (as contrasted with the fully managed MIX service)

Software as a Service Solutions

SaaS delivers a software application over the Internet, or across other networks, to users on an on-demand basis. The SaaS delivery model allows central administration and maintenance of the application with user access provided through a provider hosted website. SaaS appeals to many prospective customers because it uses cloud computing approaches in which the customer does not need to install special software on the computer systems accessing the application. Also, SaaS eliminates the need for the customer to purchase, install and maintain servers and other IT infrastructure to use and maintain the software.

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

Secure Content Mobility Solution

In December 2011, we announced that we had acquired TappIn, Inc. The TappIn by GlobalSCAPE service solves a real problem that millions have today—how to easily and securely access and share documents, pictures, videos and music anytime, anywhere. From the office, at home, or on the road, customers can “Tapp In” to their files, stored in multiple locations, using any web browser and most Internet-enabled mobile devices (including Apple iPhone and iPad, Google, Android and Windows Phone, and most recently, Kindle Fire). TappIn removes the need for uploading, syncing, or paying for additional cloud storage. Instead, the TappIn service securely accesses the user’s existing storage devices, allows sharing files of any size, and provides encryption to safeguard content.

The innovative TappIn by GlobalSCAPE service incorporates elements of on-premises software, cloud, and SaaS delivery models. Unlike remote access products that consume mass amounts of storage, TappIn makes content available through a secure cloud pathway, thereby allowing users access to their storage location, wherever that may be. TappIn’s unique cloud access portal means users can obtain content without having to download, save, and manage it on their mobile device. This method of delivery not only saves storage space, it ensures content remains secure and private on the user’s home or work computer or other storage device. Key features include TappIn SecureShare, SocialShare, and Enhanced A La Carte Playlist.

TappIn allows users to selectively share their sensitive data with selected recipients in a secure and protected manner. With TappIn’s SecureShare feature, users can customize authentication capabilities to protect sensitive information by providing selective access and requiring specific recipients to login securely before viewing private files. Users can choose to authenticate via login or share files via public access with a link to the photo, file, or folder. Using TappIn, users can also easily import contacts from Gmail, Yahoo!, Hotmail, and other email providers directly into TappIn, providing one-click sharing.

SocialShare allows users to share photos, files, or folders from their supported devices directly to Facebook. A link to the file and a thumbnail of the photo are posted to the user’s Facebook wall, along with any comment to Facebook “Friends.” Files are not uploaded to Facebook, but remain securely stored on the user’s computer, allowing for easy control and removal.

TappIn’s A La Carte Playlist capability allows Apple users to generate playlists from multiple iTunes and MP3 libraries. With one click, the TappIn service populates a list of all folders that contain music files, and allows users to select from those folders to create a single, unique playlist. TappIn’s Now Playing feature enables users to stream music while simultaneously using other applications. Streaming access also eliminates the need to download and manage the content on mobile devices, saving time and storage space, and safeguarding privacy.

Since launching its innovative service in 2010, TappIn, Inc. has won numerous awards and accolades from leading industry authorities. In December 2011, TappIn was selected as a Red Herring 2011 Top 100 Global award recipient, a prestigious recognition honoring the year’s most audacious and far reaching private technology companies and entrepreneurs from across the globe. Red Herring’s editorial staff evaluated the companies on both quantitative and qualitative criteria, such as financial performance, technology innovation, management quality, strategy, and market penetration. Red Herring’s Global 100 list has become a mark of distinction for identifying promising companies and entrepreneurs. Red Herring editors were among the first to recognize that companies such as Google, Skype, Baidu, Salesforce.com, YouTube, and eBay would facilitate transformational change in the Internet Era. Most recently, in February 2012, the TappIn solution was selected as recognized by Info Security Products Guide as a Global Excellence Award winner in the Software as a Service (SaaS)/Cloud Solutions category.

Professional Services

We offer a range of professional services to complement our software and cloud-based solutions. These professional services include product customization and system integration, solution “quickstart” implementations, business process and workflow, policy development, education and training, and health checks. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary to support certain solution implementations and integrations.

Product Customization and System Integration. Through our product customization and system integration services, we customize the branding, reporting, and administration capabilities of our solutions to meet specific customer requirements. Typical deliverables include customized implementations, documentation for installations and customizations, and the installer programs necessary to install or reinstall the applicable solutions, drivers, and other software included in the customization and systems integration project.

Custom Branding. Custom branding services allow customers to incorporate logos, different fonts, colors, hyperlinks, and additional text within the Web Transfer Client and the SAT module used with our Enhanced File Transfer Server solution, as well as within our Mail Express offering.

Custom Reporting. Custom reporting services leverage the flexibility and power of the Auditing and Reporting Module used with our Enhanced File Transfer Server solution, to deliver customer-specific formatting and content, using data tracked within the Enhanced File Transfer Server solution. Custom reporting services also can provide customers with a web browser-accessible reporting module for the Enhanced File Transfer Server solution. This module allows users to generate reports without requiring administrative access to the Enhanced File Transfer Server.

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

Solution Quickstart Implementation

Our Quickstart Implementation services accelerate implementation of our file transfer solutions within customer IT environments. Our engineers lead the product installation and configuration and provide training and knowledge transfer to customer administrators. Quickstart Implementation services are available for the Enhanced File Transfer Server, WAFS, and Mail Express secure information exchange solutions. Typical deliverables include requirements documentation, implementation plans, and configuration documentation.

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

Health Checks

Health Check services provide customers with periodic assessments, education, and training, to help them get the most value from our solution implementations. These services also allow customers to more easily maintain currency with the latest versions of our software and with best practices for sustaining and enhancing the deployments.

Longer-Term Engineering Services

In addition to the previously described professional services, we have developed our capacity to deliver longer-term engineering services. During 2010 we announced that we are a subcontractor on the McLane Advanced Technologies (MAT) industry team that won a $52.3 million re-compete contract for the U.S. Army Standard Army Maintenance System (SAMS-E). Work on this contract began late in 2010 and the customer exercised the first of two option years in 2011. As part of the MAT industry team, we are providing professional and technical services to support the SAMS-E program, including the Enhanced File Transfer Server (known as Secure FTP Server before the release of Enhanced File Transfer Server 6 in early 2009) and CuteFTP solutions integrated into the SAMS-E environment. We have deployed several engineers onsite at the MAT facility in Temple, TX, and continue to adjust the size of this team as required to best support contract requirements. Our increased capacity to deliver longer-term professional services also may be applicable to the commercial sector as we work closely with our enterprise customers to help them best sustain their secure information exchange solutions and infrastructure.

Sales and Marketing

In recent years, we have sustained our emphasis on developing our direct sales staff and reseller channels to capture those sales that require individual attention. For example, sales of our more complex enterprise solutions, such as Enhanced File Transfer Server, WAFS and Mail Express, sales to larger enterprises, and sales of managed solutions and M&S contracts are delivered by our direct sales staff and resellers.

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

We also sell our file transfer client programs, such as CuteFTP, as well as Enhanced File Transfer Server, certain of our enterprise solution add-on modules, and CuteBackup via download from our Web site, www.globalscape.com. Prospective buyers may use certain of our software products for free during an evaluation period of up to thirty days. The programs are automatically disabled if a license is not purchased by the end of the trial period. Our software is also available for download from a variety of independent Internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia.

Post-sale, we provide customers with both free, and under our maintenance and support plans, contracted support. To facilitate self-help for common inquiries and issues, we provide free customer support via a searchable knowledge base on our website. We also sell maintenance and support plans to customers requiring assistance from our support services team.

Our marketing activity during 2011 consisted primarily of online paid advertising (for example, Google AdWords), improvement of natural search-engine results, marketing communications initiatives such as press releases and increased media outreach, and attendance at occasional industry trade shows, such as the RSA Security Conference. We also added an online chat capability that allows us to interact in real time or near-real time with visitors to our website. Our reliance on online paid advertising has declined in recent years as we have transitioned to a more strategic business development and sales approach, as reflected in the substantial increase in our enterprise sales. We also have reduced our reliance on online paid advertising by conducting ongoing search-engine optimization to enhance our ranking for particular key words in natural search results of major search engines.

We also leverage our website for certain marketing communication activities. The CuteFTP products, in particular, are well known and easy to install and use. This historically has made them good products for attracting users to our website and for email marketing campaigns oriented toward CuteFTP users. We continued to update the design of our website in 2011 to provide a more solution-oriented perspective of our business, improve site navigation, and provide additional opportunities for visitors to contact us through the website.

Customers

Our solutions have been sold to most of the Fortune 100. Our customers are international, with our products having been sold into more than 150 countries. No single customer accounts for more than 10 percent of our revenue.

We continue to derive most of our revenue from commercial customers in the U.S., U.K., Canada, and Australia. Our primary commercial vertical markets include finance, health care, energy, retail, manufacturing, and engineering. We also have a significant customer base in the local, state, and federal government spaces. We continue to pursue additional government business by leveraging our certifications and industry validations.

Seasonality

Our products are marketed to individuals as well as large organizations. As a result of this mix within our customer base, we typically have not experienced significant seasonality in our sales. However, during 2011, we experienced some seasonality effects in the first quarter, as some customers delayed purchases into the second quarter.

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

All phases of development, including scope approval, functional and implementation design, object modeling and programming, are subject to extensive internal quality assurance testing. During 2011, we continued our prior focus on improving our quality assurance testing infrastructure and practices. Technical reporting, for example through WinQual, and customer support feedback during the year confirmed the continuing positive effect of our enhanced R&D and quality assurance processes.

For the years 2011, 2010 and 2009, we spent approximately $3.1 million, $3.0 million and $2.8 million, respectively, on research and development all of which was expensed. We expect to continue to increase our research and development spending in 2012 as we focus on integrating TappIn technology, improving our current products, and introducing new products such as appShield.

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

CuteFTP Home and Lite. CuteFTP exists in a highly competitive environment with numerous FTP software utilities available on the Internet. We believe our primary competitors are WS_FTP Professional Client from Ipswitch, Inc. and FTP Voyager by Rhino Software, Inc. CuteFTP was the second Windows-based FTP client to market and is consistently among the most frequently downloaded FTP clients on popular download sites. CuteFTP Mac, our FTP client for the Macintosh platform, competes with Fetch, by Fetch Softworks, Interachry, by Nolobe, and Transmit FTP, by Panic Inc.

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

Enhanced File Transfer Server Enterprise. EFT Server Enterprise competes in the managed file transfer server market. We believe our primary competitors are Axway, IBM-Sterling Commerce, Proginet-Tibco, SSH’s Tectia and Ipswitch. EFT Server Enterprise has the advantage of being very cost effective in its market while leveraging and extending the security and file management features of our other FTP products.

WAFS. WAFS competes in the Wide Area File Services/Storage market. We believe our primary competitors are Riverbed, Blue Coat and Cisco, who are delivering proprietary based appliances. We believe that WAFS has the advantage of being a software only solution which leverages corporate infrastructure and minimizes the total cost of ownership.

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

appShield. As a new product in an emerging market, appShield has a limited number of competitors. There are some apparent, direct competitors such as AppGuard, from Blue Ridge Networks. In addition, many antivirus solution providers are either delivering some application control features in their software or, in the case of Bit9, Lumension, and others, have enterprise application control solutions that provide a technology base from which they could enter the consumer/SMB whitelisting market should they choose to do so.

CuteBackup. CuteBackup competes in a highly competitive, and even saturated, market for on-premises backup solutions. While there are few means of differentiation in such an environment, CuteBackup allows us to make opportunistic sales, particularly to customers who visit our website for other solutions, such as CuteFTP, or who wish to contract with one vendor for multiple products (for example, for consistency of support).

CuteSendIt. CuteSendIt competes in the SaaS, segment of the file transfer market. There are a large number of competitors, but we believe our primary competition includes YouSendIt, LeapFILE, Dilbert Files, DropSend, SendThisFile, Box.net, and Pando. CuteSendIt has the advantage of supporting multiple users, allowing larger files to be sent, and providing additional file tracking. However, some of the competitors offer significant capabilities for free.

Cloud-based Managed Solutions for Secure Information Exchange. Our MIX and Hosted Enhanced File Transfer Server solutions compete with MFT SaaS solutions. We believe our primary competitors are Ipswitch, Axway, IBM-Sterling Commerce, Thru, Inc. and Accellion. MIX and Hosted Enhanced File Transfer Server have the advantage of leveraging cost effective, secure hosting and cloud infrastructures, as well as Enhanced File Transfer Server management services provided by GlobalSCAPE’s experts.

TappIn by GlobalSCAPE. The TappIn solution has direct competitors such as PogoPlug and FileTek. In addition, TappIn competes for mindshare in the market with pure-play cloud data repositories like Dropbox and Box and with computer remote control solutions like GoToMyPC and LogMeIn.

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

Enhancements to existing products may, and new products will, be subject to review under the Export Administration Act to determine what export classification they will receive. In light of the ongoing discussions regarding anti-terrorism legislation in the U.S. Congress, there continues to be discussions regarding the correct level of export control. Export regulations may be modified at any time. Modifications to the export regulations could reduce or eliminate our ability to export some or all of our products from the U.S. without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the U.S. that would not be subject to these restrictions. Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally. We are working on enhancing our systems to address the impact of these regulations on our products and services and understand the need to comply. We will complete technical reviews on any new products that we acquire or develop that may be subject to the requirements before we can export them.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees and independent contractors, resellers, and corporate partners, and we enter into license or subscription services agreements with respect to our software, documentation, and other proprietary information. Our standard license agreements are transferable only in limited circumstances and have a perpetual term and our subscription services agreement for our hosted solutions restrict access and have a definite term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment, and networks.

Our trademarks and copyrights are central to our business. We have U.S. federal trademark registrations for GlobalSCAPE and design, CuteFTP, CuteFTP Pro, Cute Backup, Cute SendIt and design, DMZ Gateway, Enhanced File Transfer Server and design, Availl and SnapEdit and pending U. S. federal trademark applications for appShield and design, Mail Express and design, CuteSendit and design, Total Path Security, Stop to Ask, Stop Tomorrow’s Viruses Today, and other products on our roadmap. We have trademarks registered in Canada and the European Union for GlobalSCAPE. We have obtained twenty-seven United States copyright registrations for all but the most recent versions of our software applications, and have applied for registration for the most recent versions. Our subsidiary, TappIn, Inc., has pending U.S. federal trademark applications for TappIn. We have two patents in the U.S. TappIn, Inc. has one pending patent application in the U.S and one pending application filed under the Patent Cooperation Treaty (PCT).

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

Employees

As of February 28, 2012, we had 94 full-time and 2 part-time employees organized within eight functional areas. The employee distribution according to function is as follows:

Department	Number of Employees
Management and Administration	14
Research and Development	16
Quality Assurance	6
Marketing	6
Information Services	9
Professional Services	4
Sales	22
Customer Support	19

Total	96

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

Risks Related to Our Operations

We may not achieve the expected market traction and financial results from our recent solution additions, such as Mail Express, our cloud-based Managed Information Xchange and Hosted Enhanced File Transfer Server solutions, and TappIn, or from future solutions such as appShield.

Much of our revenue growth in recent years is attributable to sales of Enhanced File Transfer Server Enterprise software (and from maintenance and support contracts associated with Enhanced File Transfer Server Enterprise) and from delivery of our professional services. While Enhanced File Transfer Server revenues continue to grow, this solution has numerous competitors and new license sales have slowed in recent years. Similarly, we have grown our professional services capabilities, and associated revenues years in recent years. However, the cost of revenues from professional services are significantly higher than for software license sales and a significant part of our services revenue is associated with a single contract (McLane Advanced Technologies), supporting a single U.S. Army customer.

For these reasons, we believe improving, and possibly even sustaining, our financial results is dependent on achieving additional market traction with our recent and potential future solution additions. We have announced several new solutions since the beginning of 2010, including our Managed Information Exchange and Hosted Enhanced File Transfer Server cloud-based solutions, the appShield consumer security solution, and a new version of Mail Express. Most recently, in December 2011, we announced the acquisition of TappIn, Inc. Through introduction of these solutions, we have entered the cloud services and secure content mobility markets and, with the new releases of Mail Express, extended our capabilities in the MFT market. In addition, we plan to enter the antivirus segment of the endpoint security market with appShield.

We believe the cloud services, secure content mobility, and endpoint security markets potentially provide significant upside to our historical MFT business results. However, entering and gaining traction in such markets will require that we market, sell, and support these solutions effectively. Each of these success factors has inherent risks due to, for example, our limited corporate expertise in the adjacent markets and the possibility that the specific buyers of solutions in these adjacent markets may be different from the buyers with whom we interact throughout our traditional MFT sales cycle. In addition, entering, obtaining traction, and sustaining growth in these markets requires investments in engineering, marketing, sales, customer support, and internal business systems.

Because our experience suggests that it takes several quarters, or even longer, to obtain market traction with a new solution and to identify the trends necessary to develop projections of future business performance, it is difficult to determine when, or if, these prior, ongoing, and future solution investments will be offset by increased sales and revenue. Therefore, inability to gain additional sales traction with recent and new solutions in markets like cloud services, secure content mobility, and endpoint security may adversely impact our financial results in the future.

Our recent acquisition of TappIn, Inc. and possible future acquisitions give rise to risks and challenges that could adversely affect our future financial results.

The TappIn acquisition, and acquisitions generally, involve a number of risks and challenges, including:

•

Complexity, time, and costs associated with integration of the acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, marketing and technology. The possibility exists that the integration ultimately may not be successful;

•	Diversion of management time and attention from our existing business and other business opportunities throughout the integration;

•	Potential loss or termination of employees, including costs associated with the termination or replacement of those employees;

•	Assumption of debt or other liabilities of the acquired business, including any future litigation related to alleged liabilities of the acquired business;

•	The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements;

•	Potential dilution of earnings per share;

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act; and

•

Potentially substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and stock-based compensation expense.

If the integration of TappIn is not successful, we may not realize the potential benefits of the acquisition or undergo other adverse effects. To integrate acquired businesses, including TappIn, we must determine and leverage the actual market synergies, sustain and even extend the business performance of the acquired entity, implement our technology systems in the acquired operations and integrate and manage the personnel of the acquired operations. We also must effectively integrate the different cultures of acquired business organizations into our own in a way that aligns various interests.

Through the TappIn acquisition, we have entered a new adjacent market in which we have limited experience. Secure content mobility market is an emerging market, with a wide range of potential solution approaches. Established cloud-based data repositories and service providers compete for market share with TappIn. Some of these competitors have much stronger market positions than TappIn. The time and expense to market, sell and support the TappIn solution and possible future versions of the solution, introduce additional risk to current operations.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of financial performance from TappIn or to realize other anticipated benefits of the acquisition. In addition, because acquisitions of technology companies are inherently risky, no assurance can be given that our previous, current, or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition.

Our addition of subscription services, such as our cloud-based Managed Information Xchange and Hosted Enhanced File Transfer Server solutions announced in 2010 and early 2011, may adversely impact our prior revenue trends in the near term as some opportunities that otherwise would have materialized as software license sales potentially shift to subscription-based sales.

Much of our revenue growth in recent years is attributable to sales of Enhanced File Transfer Server Enterprise software (and from maintenance and support contracts associated with Enhanced File Transfer Server Enterprise) and from delivery of our professional services. Software license sales typically are intended for implementations on customer premises and are recognized into revenue when delivery of the software has occurred and collection of fees from the customer is deemed probable. Because revenue from a subscription is recognized ratably, over the life of the subscription, changes in the proportion of sales from software licenses and from subscriptions may result in substantial changes in our revenue trends and other financial metrics.

In practice, software sales typically are recognized into revenue within 30 to 90 days of the sale. Subscription services, on the other hand, are recognized into revenue as the services are delivered (assuming collection is deemed probable), typically on a monthly basis. Therefore, only a fraction of the total value of a subscription services sale is recognizable into revenue each month with the rest being included in deferred revenue. This fraction becomes less as the contract term increases from 12 to 24, or 36 months.

The impact of subscription services on prior revenue growth trends depends on several key factors, including the number of customers who may shift from software licenses to subscription services, and rate at which they may do so, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service. Generally, for a fixed number of opportunities (that is, without considering the possibility that a new service offering may result in additional sales opportunities), addition of subscription services reduces revenue growth rates for several quarters for the associated solutions until cumulative subscription revenue increases and, potentially, surpasses comparable software license revenue. The revenue impacts are particularly pronounced early in the introduction of subscription services because there has been only a short time period for accumulation of the recurring revenue stream.

Because we announced our subscription services in the second half of 2010, there is little historical basis for quantifying some of these key risk factors or assessing the extent to which availability of our new subscription services may, or may not, increase the total number of sales opportunities. Therefore, it is difficult to predict the impact of our cloud-based subscription services on our prior revenue growth trends. However, revenue derived from sales of our Enhanced File Transfer Server solution, the comparable on-premises software solution in our portfolio, is most subject to ongoing transitory risk from the introduction of these subscription services.

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

Professional services historically have been an immaterial contributor to our revenue and earnings, typically representing much less than five percent of our revenue. However, since the third quarter of 2010 we have added several engineers to the McLane Advanced Technology (MAT) industry team supporting the U.S. Army’s Standard Army Maintenance System—Enhanced (SAMS-E) program. We also may continue to adjust, up or down, our professional services support to the Army, and to other customers within the government and commercial sectors, in a given reporting period.

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

If we are not successful in managing these risks and challenges, or if our new products, product upgrades, and services are not technologically competitive or do not achieve market acceptance, we could have expended substantial resources and capital without realizing sufficient revenues in return, and our business and operating results could be adversely affected. For example, the development cycle for the appShield solution has been considerably longer than originally envisioned and market feedback may result in an extended cycle of further development. We also have experienced longer than expected development and ongoing quality assurance testing cycles for WAFS.

Our indebtedness may adversely affect our cash flow and business operations.

At December 31, 2011, we had a total of $7.0 million of indebtedness under our loan agreements. Our indebtedness could have important consequences to us, including:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes which may be impaired or not available on favorable terms;

•

covenants contained in our loan agreements require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including future business opportunities;

•

we may need a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities; and

•	our level of indebtedness will make us more vulnerable to competitive pressures if there is a downturn in our business or the economy in general, than our competitors with less debt.

Our ability to service our indebtedness will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing or delaying capital expenditures, acquisitions and/or, selling assets, restructuring or refinancing our indebtedness or seeking additional debt or equity capital or bankruptcy protection. We may not be able to affect any of these remedies on satisfactory terms or at all.

A breach of the terms and conditions of our loan agreements, including the inability to comply with the required financial covenants, could result in an event of default. If an event of default occurs (after any applicable notice and cure periods), the lender would be entitled to accelerate the repayment of amounts outstanding (including accrued and unpaid interest and fees). Upon a default under the loan agreements, the lender could also foreclose against any collateral securing such obligations, which may be all or substantially all of our assets. If that occurred, we may not be able to continue to operate as a going concern.

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

We compete with a variety of companies who have significantly greater revenues and financial resources, partners, resellers and distribution channels than GlobalSCAPE as well as greater personnel and technical resources. For example, the EFT Server solution suite competes with products from Sterling Commerce-IBM, Axway and several other vendors, and WAFS competes with Riverbed Technology and Cisco. Large companies may be able to develop new technologies, across multiple solution spaces, and on more operating systems, more quickly than we can, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements. For example, Sterling Commerce receives substantial maintenance contract revenue annually, providing them with significant resources for product research, development and marketing.

Additional competitors may enter the market and also may have significantly greater capabilities and resources than we do. Some existing competitors also may be able to adopt more aggressive pricing strategies. For example, Ipswitch provides an older version of its consumer file transfer protocol program for free for non-commercial use, and Microsoft includes file transfer protocol functionality in its Internet browser, which it also distributes for free. Increased competition may result in lower operating margins and loss of market share.

We may incur losses as we attempt to expand our business.

We intend to expand our business and therefore expect to expend additional resources on continuing research and development, developing our sales force and a more robust reseller program, marketing, gaining traction in newly entered markets such as secure content mobility and cloud services, and potentially entering other new or adjacent markets.

If we do not successfully develop and introduce the new solutions to the market, are unable to improve our direct and channel sales results, or are unable to enter expected new markets, we may not be able to achieve the revenue growth associated with the business expansion expenditures and may not be profitable.

Maintenance revenue growth could decline.

Our revenues derived from maintenance and support services have increased over the last three years as a result of a growing base of installed products and our continued focus on M&S contract renewals. Declines in our license sales, adverse changes in our foreign currency exchange rates, increased discounting in maintenance renewal sales and/or a reduction in the extent to which our customers renew maintenance contracts would lead to declines in our maintenance revenue growth rates. As maintenance revenue makes up a substantial portion of our total revenue, any decline in our maintenance revenue could have an adverse impact on our business and financial results.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

Addressing MFT, WAFS, CDP, Managed E-mail Attachment, cloud services, secure content mobility, and endpoint security market needs typically requires very complex products. Therefore, undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our customers’ computing environments also are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the time required to correct these errors.

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

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers. The economic downturn in recent years has adversely impacted spending on information technology projects as prospects and customers reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

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

Finally, like many other companies, our stock price decreased during the onset of the economic downturn. If investors have concerns that our business, financial condition and results of operations will be negatively impacted by a continued or worsened worldwide economic downturn, our stock price could decrease again.

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

In some recent years (2007 and 2009, for example) Government sales have accounted for 10% or more of our total sales. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (“DoD”). The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. The overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the DoD’s modernization initiatives. Looking forward, we expect overall defense spending to remain relatively flat in the near term, given the military withdrawal from Iraq in December 2011 and the expected drawdown of military operations in Afghanistan. However, projected defense spending levels are uncertain and become increasingly difficult to predict for periods beyond the near-term due to numerous factors, including the external threat environment, funding for ongoing operations in Afghanistan, future priorities of the Administration and the overall health of the U.S. and world economies and the state of governmental finances.

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

If we are unable to establish and maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

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

Improper disclosure of personal data could result in liability and harm our reputation.

While we have derived the majority of our historical revenues from on premise delivery of our products, we are increasingly offering our products on third party hosted platforms As we continue to execute our strategy of increasing the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls. Despite these efforts, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. We believe customers using our subscription services will increasingly want efficient, centralized methods of choosing their privacy preferences and controlling their data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products or services, and could constrain consumer and business adoption of cloud-based solutions.

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

Our EFT Server suite, Mail Express, and TappIn solutions are intended to facilitate information sharing, sometimes by providing outsiders access to a customer’s computer. Such access potentially may make the customer vulnerable to security breaches, which could result in the loss of their privacy or property. Similarly, appShield is intended to block execution of malicious software, typically serving as a last line of defense alongside traditional antivirus solutions. Invasions of privacy or other customer harm occurring in an environment where our solutions are operating could result in customer dissatisfaction and possible claims against us for any resulting damages.

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

We conduct significant sales and customer support, in countries outside of the United States. During the year ended December 31, 2011, approximately 31% of our sales were to purchasers outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. In addition, there is significant competition for entry into high growth markets, such as China. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

•	compliance with foreign regulatory and market requirements;

•	variability of foreign economic, political and labor conditions;

•	changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws;

•	longer accounts receivable payment cycles;

•	potentially adverse tax consequences;

•	difficulties in protecting intellectual property;

•	burdens of complying with a wide variety of foreign laws; and

•	as we generate cash flow in non-U.S. jurisdictions, if required, we may experience difficulty transferring such funds to the U.S. in a tax efficient manner.

Risks Related to Stock Ownership

Our stock price is/may be volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

•	U.S. and global economic conditions leading to general declines in market capitalizations, with such declines not associated with operating performance;

•	Quarter-to-quarter variations in results of operations;

•	Our announcements of new products;

•	Our announcements of acquisitions;

•	Our announcements of significant new customers or contracts;

•	Our competitors’ announcements of new products;

•	Our product development or release schedule;

•	General conditions in the software industry; and

•	Investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

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

Accounting charges may cause fluctuations in our annual or quarterly financial results.

Our financial results may be affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets, including acquired technology and product rights;

•	Acquisition expenses;

•	Impairment of goodwill and intangibles;

•	Stock-based compensation expense;

•	Restructuring charges; and

•	Impairment of long-lived assets

Anti-takeover provisions in our charter and Delaware law could inhibit others from acquiring us.

Some of the provisions of our certificate of incorporation and bylaws and in Delaware law could, together or separately:

•	Discourage potential acquisition proposals;

•	Delay or prevent a change in control; and

•	Limit the price that investors may be willing to pay in the future for shares of our common stock.

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 44% of our outstanding common stock at December 31, 2011. As a result, these stockholders would have the ability to control GlobalSCAPE and direct its policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted, affecting the value of the stock.

There were options for 4,490,895 shares outstanding under our employee and director stock option plans as of March 1, 2012, of which 2,407,029 were vested. We have filed a registration statement under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

None

Item 2.	Properties

Our corporate office is located in an office building in northwest San Antonio. The annual rent on the eleven year lease of the 21,495 square foot facility averages $327,000. We believe the current facility in San Antonio is suitable for our current business needs and that suitable additional space will be available on acceptable terms if needed.

TappIn’s office at December 31, 2011 was located in Freemont, Washington which is close to Seattle, Washington. The annual rent on the lease averages $12,000 and the lease expired on December 31, 2011. TappIn will be moving into their new office space in downtown Seattle, Washington in March, 2012. The new location will be a 5,287 square foot office space which is on the fifth floor of a 42,307 square foot building. The annual rent on the lease averages $126,000. We believe the new facility in Seattle is suitable for our current business needs.

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NYSE Amex under the symbol “GSB” The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years.

	Common Stock Price
	2011		2010
	High	Low	High	Low
First Quarter (ending March 31)	$3.14	$1.98	$1.85	$1.35
Second Quarter (ending June 30)	$2.86	$1.92	$3.12	$1.27
Third Quarter (ending September 30)	$2.38	$1.42	$3.01	$2.06
Fourth Quarter (ending December 31)	$2.17	$1.50	$2.64	$1.78
Annual	$3.14	$1.42	$3.12	$1.27

On March 15, 2012, the last reported sales price of our common stock on the NYSE Amex was $2.28 per share. As of March 15, 2012, we had approximately 2,069 shareholders of record of our common stock.

We do not intend to declare or pay cash dividends in the foreseeable future and our loan agreements do not allow us to pay any dividends. Our management anticipates that all earnings and other cash resources, if any, will be retained for investment in our business.

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

On December 2, 2011 we acquired TappIn, Inc. This acquisition was accounted for as a stock purchase and, accordingly, the operating results of that business have been included in the Financial Statements included in this annual report since the date of acquisition.

Statement of Operations Data:

($ in thousands)	2011	2010	2009	2008	2007
Total revenues	$20,894	$18,565	$16,451	$15,792	$18,360
Operating expenses:
Cost of revenues	1,723	601	336	189	250
Selling, general and administrative	14,466	12,815	10,798	10,944	10,049
Research and development	3,124	3,016	2,805	2,819	1,919
Impairment of goodwill	0	0	0	5,773	0
Impairment of long-lived assets	0	0	0	3,244	0
Depreciation and amortization	790	852	724	957	280

Total operating expenses	20,103	17,284	14,663	23,926	12,498

Income (loss) from operations	791	1,281	1,788	(8,134)	5,862

Net income (loss)	$635	$881	$1,400	$(7,660)	$3,642

Net income (loss) per common share—basic	$0.04	$0.05	$0.08	$(0.44)	$0.21
Net income (loss) per common share—diluted	$0.03	$0.05	$0.08	$(0.44)	$0.20

Balance Sheet Data:
($ in thousands)	2011	2010	2009	2008	2007
Cash and cash equivalents	$8,861	$11,087	$7,026	$6,319	$5,214
Working captial	$1,662	$8,607	$5,540	$4,435	$5,074
Total assets	$39,308	$20,547	$16,173	$12,220	$20,362
Long term debt, less current portion	$5,667	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2011, 2010 and 2009 and related notes included elsewhere in this document.

Overview

We provide secure information exchange capabilities for consumers and enterprise through the development and distribution of software, delivery of managed and hosted solutions, and provision of associated services. Since our organization in 1996, we have evolved from a company focused primarily on personal file transfer products, sold over the Internet, to a solution provider deriving over 90 percent of revenue from sales to small and medium business, or SMB, and enterprise customers worldwide. Today, we have thousands of enterprise customers and more than one million individual consumers in over 150 countries. In addition, our solutions are used by more than 20,000 U.S. Army users deployed worldwide.

Historically, we have operated primarily in the Managed File Transfer, or MFT, industry, with the majority of our revenue derived from sales of on-premises software licenses and associated maintenance and support contracts. Beginning in 2009, we began an evolution from an ‘MFT company’ into adjacent solution spaces applicable to what we refer to as Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security solutions such as appShield). Our solution portfolio facilitates delivery of critical information such as financial data, medical records, customer files and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements. Most recently, in December 2011, we announced the acquisition of TappIn, Inc. (or “TappIn”). TappIn provides technology that allows users to access their digital files and media such as pictures, documents, videos and music stored on a computer using a web-browser, tablet or mobile smartphone (including Apple iPhone and iPad, Google Android and Windows Phone 7) without having to upload, organize and sync files between devices or pay for additional cloud storage. We also continue to plan for our entry into the antivirus segment of the endpoint security market through development of appShield, a software application control (or “whitelisting”) product.

Our evolution from an ‘MFT Company’ into adjacent solution spaces reflects ongoing, fundamental changes in how consumers and businesses access and exchange information. For example, there has been an exponential increase in Internet-enabled mobile devices such as smartphones and tablet computers. This, in turn, has driven a movement toward ‘Bring Your Own Device’ (or “BYOD”), an operating model in which business users increasingly are using their mobile devices to access and exchange employer information while also using those same devices for personal applications. The continued growth of cloud-based services is another fundamental market driver, as individual consumers and businesses become increasingly comfortable with these services for at least some personal and business applications.

As we consider key market drivers in aggregate, we believe there is a current and growing market opportunity for providing on-premises, cloud-based, and mobile access to personal and business information while addressing the security and compliance issues that are important considerations for our customers as they access and exchange such information. While on-premises solutions will remain an important part of our portfolio for the foreseeable future, we believe increasing demand for secure content mobility and adoption of cloud-based solutions are long-term trends that increasingly will shape the market outlook and demand for our solutions.

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

•	Revenue Growth;

•	Recurring Revenue Growth;

•	Aggregate Contract Value; and

•	EBITDA.

We have developed an internal management dashboard that summarizes certain business metrics and also supports drill-down analyses of some sales, marketing, and support activities that also provide indicators of our business performance.

Revenue Growth

Since 1996, we have transitioned from a consumer products company (mostly focused on CuteFTP) to an enterprise solutions provider with growing revenue contribution from cloud-based solutions and professional services. We have grown revenue consistently throughout this transition, even as revenue from our consumer products declined from more than 50 percent of revenue as recently as 2005 to less than 10 percent today. We believe our ability to sustain revenue growth while continuing our business transformation is the most significant metric for our business.

Although we often have grown revenue sequentially, quarter over quarter, in recent years we view annual revenue growth as the more important metric, especially considering the ongoing evolution of our solution portfolio. We believe annual “core” revenue growth, excluding very large, exceptional deals, is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, and especially with the addition of subscription services, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends and adjust resource allocations.

Our annual revenue increased by 13.3% in 2011, a slight increase over the 12.9% increase realized in 2010. We believe this increase in revenue growth rate, though modest, is significant because it occurred as we continued to add additional subscription revenue and build aggregate contract value. We believe our annual revenue growth rate could have been higher in 2011, had we focused only on sales of on-premises software licenses which would have had a more immediate positive impact on our 2011 revenue, but at the expense of revenue growth in future periods. In addition, we believe there is a clear market trend toward increasing adoption of cloud-based solutions and we believe establishing traction in this market segment is a significant factor in our continued ability to grow revenue in future years.

Recurring Revenue Growth

Recurring revenue includes revenue recognized from our M&S contracts, managed and hosted solutions, and other subscription services such as TappIn by GlobalSCAPE. Maintenance and support contracts for our products are sold for fixed periods of time and are typically for one year, although some agreements are for longer terms. We recognize revenue from these agreements on a monthly basis over the life of the contract. Managed and hosted solutions, such as MIX and Hosted EFT Server, are sold as one, two, or three-year subscriptions, with the services invoiced and recognized on a monthly basis. TappIn subscriptions typically are sold for one-year terms, with the revenue also recognized on a monthly basis.

Recurring revenue provides a more predictable revenue stream in future periods and, we believe, is more highly valued by institutional investors and other market participants. We review recurring revenue trends periodically to determine the progress of our M&S and cloud solution sales, and customer satisfaction with our ongoing solution development and support activities. We also assess how aggregate contract value (see below) will factor into possible recurring revenue in future periods.

We have grown recurring revenue in recent years from 37 percent in 2009, to 42 percent in 2010 and 46 percent in 2011. We believe the level of deferred revenue is an important indicator of our success in satisfying and retaining existing customers, as well as in establishing longer-term relationships with new customers. If we do not deliver the support needed by end users of our products, then they may not renew their maintenance and support agreements. If end users stop using our products, they also typically will not renew their maintenance and support agreements. Similarly, if customers are not satisfied with our delivery of managed solutions, they may terminate their subscriptions, adversely impacting future recurring revenue. An increase in deferred revenues thus indicates growth in our installed base and satisfaction with our products, maintenance and support services, and managed solutions. We expect deferred revenue to continue to grow in 2012 both in absolute terms and as a percentage of total revenue.

Aggregate Contract Value Growth

Aggregate contract value (or “ACV”) is the sum of:

1.	Deferred Revenue carried on the balance sheet (e.g., from maintenance and support and professional services), plus

2.	Subscription services, remaining MAT contract payments, and any other non-cancellable contracted sales that have not yet been recognized into revenue or carried on the balance sheet as deferred revenue.

Our ACV results from sales of certain managed solutions and professional services. Specifically, managed solutions contribute to ACV when they are sold and subsequently invoiced on a monthly basis (rather than invoiced in their entirety in advance). The McLane Advanced Technologies professional services contract also contributes to ACV because we submit invoices to the customer monthly, as the services are delivered and recognizable into revenue. We have grown ACV from $6.7 million as of December 31, 2010 (consisting only of our deferred revenue balance) to approximately $8.8 million as of December 31, 2011. We expect ACV may grow in future periods as we increase sales and renewals of maintenance and support contracts and sales of managed solutions and possibly receive additional long-term professional services contracts (or the customer exercises the last option year on the MAT contract).

ACV is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for deferred revenue; however, management uses this metric to assess the effectiveness of sales and business development activities, and how that effectiveness will factor into future revenue. We have maintained increased visibility into ACV in recent years because, with the addition of subscription services and increased sales of professional services, we believe sales growth may significantly outpace revenue growth in the near term. ACV, together with recurring revenue and deferred revenue trends, provides greater insight into how bookings will factor into revenue over specific periods. The following is a reconciliation of ACV to deferred revenue at December 31, 2011 ($ in thousands):

	December 31,
	2011	2010
Deferred Revenue	$7,600	$6,700
Subscription services + MAT contract payments + Other non-cancellable contracted sales not recognized as revenue or recorded as deferred revenue	1,200	—

Total ACV	$8,800	$6,700

Adjusted EBITDA

Management utilizes Adjusted EBITDA or Earnings Before Interest, Taxes, Total Other Income (Expense), Depreciation and Amortization and Stock-based compensation expense to monitor spending and profitability of the Company. We monitor and review selling, general, and administrative (“SG&A”) and R&D expenses to assess conformance with established budget expectations and identify specific variances. Identifying and, if necessary, addressing variances above budget is important for the very clear purpose of staying within budget ceilings. However, even variances below budget may indicate imbalances in resource allocations or deviation of operating activities from established expectations. We have increased SG&A expenses in recent years, primarily to enhance our executive team and make other investments necessary to grow our business. Similarly, we have sustained our R&D investments to provide a continuing basis for specifying and developing new solutions like our recently announced cloud-based offerings and appShield.

Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for net income. We define Adjusted EBITDA as Net Income, plus Income Taxes, Total Other Income (Expense), Depreciation and Amortization, and stock-based compensation expense. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA should not considered in isolation, or as a substitute for net income or other income statement data prepared in accordance with GAAP. The following is a reconciliation of Adjusted EBITDA to net income for the periods indicated.

	Year Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	($ in thousands)
Net Revenue	$20,894	$18,565	$16,451
Income from operations	791	1,281	1,788
Net income:	635	881	1,400
Plus: Income taxes	169	410	321
Plus: Total other (income) expense	(13)	(10)	67
Plus: Depreciation and amortization	790	852	724
Plus: Stock-based compensation expense	1,003	1,006	1,021

Adjusted EBITDA	$2,584	$3,139	$3,533

Adjusted EBITDA in 2011 was adversely impacted by approximately $540,000 in non-recurring, charges related to the acquisition of TappIn. We also had a significant income tax credit in 2011 as reflected in the table above.

Generally, we expect Adjusted EBITDA to increase back to our recent historical norms or even increase, as a percentage of revenue, in future years after a potential transition period due to the impact of the TappIn acquisition.

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

The CuteFTP product is the best known of our file transfer solutions. CuteFTP is a client-side software application that permits users to upload and download files, to or from an FTP server or host computer, with support for various file transfer and security protocols such as FTP, SSL, and SSH, plus open PGP encryption. While CuteFTP still has significant brand recognition in the market, it currently accounts for approximately 6 percent of our revenue, down from almost 60 percent as recently as 2005. We believe subsequent market availability of free FTP utilities plus the emergence of social media and proliferation of means for sharing non-sensitive data such as photos and videos, for example, are the proximate cause of the decline in CuteFTP revenue. However, we are planning to release a major upgrade of CuteFTP in 2012 and believe this potentially may slow the rate of decrease in CuteFTP revenue in the second half of 2012 and into 2013.

We derive most, approximately 75 percent, of our revenue from software license sales of our Enhanced File Transfer Server solution suite. The Enhanced File Transfer Server solution suite provides a common, scalable MFT platform that accommodates a broad family of add-on modules to provide SMB and enterprise customers with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. We continue to develop the Enhanced File Transfer solution suite, for example to increase performance, provide additional administration flexibility, and support cross-platform implementation with our DMZ Gateway solution. Revenue for this product line has grown on a sustained basis in recent years from approximately $12.5 million per year in 2009 to approximately $15.9 million in 2011.

Since 2010, we have executed a partner agreement with Rackspace Hosting that allows us to deliver cloud-based MFT solutions for the secure exchange of business-to-business (“B2B”) data, including large files and sensitive data. We also established additional hosting partner arrangements in 2011 that extended our cloud-based delivery services to include additional capacity in the United Kingdom and Canada. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security.

The cloud-based solutions established an additional delivery method for Enhanced File Transfer Server capabilities, and potentially for other solution capabilities. Through our cloud services, we can offer new and existing customers “pay as you go”, flexible pricing under one, two, and three-year contracts that help them eliminate upfront capital expenditures. This subscription revenue provides us with a growing revenue stream visible into future periods.

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

Through the 2009 timeframe, we devoted considerable attention to improving the performance and overall quality of the WAFS solution after the Availl acquisition. Sales of the WAFS/CDP family of solutions contributed approximately 10 percent of our revenue in 2009 and 2010, but declined to approximately 8 percent of total revenue in 2011, while also declining in absolute terms from approximately $1.9 million in 2010 to $1.6 million in 2011.

We released WAFS 4, a major upgrade of the solution, in September 2011. WAFS 4 introduced a new user interface, support for Unicode characters (to facilitate greater international sales), and other significant enhancements. However, some customers experienced difficulties during their upgrades, slowing WAFS adoption and sales traction for this solution. We have responded to these difficulties with additional solution enhancements and support process enhancements that will support a return to historical sales levels for WAFS.

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

We initially launched the Mail Express solution in December 2008 and have continued to make enhancements, including releasing Mail Express 3 in August 2010. Market adoption of Mail Express initially was slower than expected, but began to increase in 2010 with the Mail Express 3 release. Mail Express sales continued to increase in 2011. Going forward, we believe we have developed, and are maintaining, a competitive long-term solution for securely sharing and managing even very large e-mail attachments.

Secure Content Mobility Solution

Our TappIn by GlobalSCAPE service, acquired in December 2011, allows users to access and securely share all files stored on an office or home computer from any web browser and all popular mobile devices, including Apple iPhone and iPad, Google Android and Windows Phone. TappIn provides an easy, secure method to access and share documents, photos, videos, and music across multiple devices, regardless of time or location. The service is differentiated from typical cloud-based repositories like Dropbox or Box because there is no requirement to move content from native storage into the cloud. Directly accessing content in situ provides substantial benefits including increased security, avoidance of cloud content storage costs, and ease of operation because there is no need to determine which subset of content to ‘push’ into a cloud service for subsequent access.

The TappIn service is delivered through direct and indirect sales. Direct sales include Internet sales made through an online cart and TappIn subscriptions included in bundled offerings like the Secure Mobile Access Module for EFT Server, announced in February 2012. Indirect sales include those potentially made through original equipment manufacturing (OEM) relationships in which the TappIn service may be integrated with third party hardware or software. TappIn expects to deliver an enhanced, professional edition of the service in the second half of 2012. We expect the professional edition will have greater appeal to business users and potential OEM partners.

We believe secure content mobility is a rapidly emerging central feature of our served markets, including our primary MFT market. Exponential growth in smartphones and tablets, combined with rapid growth in retained content and Bring Your Own Device expectations, will drive strong growth in this market segment. The TappIn acquisition provides the Company with an initial capability in the secure content mobility market; we expect to grow this component of our revenue at a rate faster than our legacy revenue growth through the next several years.

Endpoint Security Solution

We continue to plan for entry into the consumer antivirus segment of the endpoint security market with our appShield solution. The appShield solution uses application whitelisting technology to block execution of malicious software with much greater effectiveness than traditional antivirus software. The traditional approach to antivirus software operation is to develop specific signatures for malware, detect the presence of files matching those defined signatures, and then block or quarantine the assessed malware. Application whitelisting inverts the traditional approach by allowing the end user or an administrator to explicitly designate which software applications will be allowed to run. The resulting ‘whitelist’ then governs software execution privileges. If an executable is not on the whitelist, it will not run.

There is growing market awareness that traditional antivirus solutions cannot keep pace with the proliferation of malware threats which are increasing significantly in sophistication and exponentially in number. According to recent industry analyses, traditional antivirus software continues to be only 25 to 50 percent effective and also can have substantial adverse performance impacts on the host system. Therefore, we believe application control in the form of whitelisting has the potential to take increasing market share from traditional antivirus software in future years.

Our appShield solution is the result of a joint development agreement established with CoreTrace Corporation in December 2009. CoreTrace develops and markets an enterprise software application control solution, known as Bouncer, that has been adopted by numerous businesses and agencies in the commercial and government sectors. We have designed and are implementing an easy-to-use interface that integrates with CoreTrace’s enterprise whitelisting technology to deliver this innovative application control solution to the consumer market.

Delivery of appShield has been considerably delayed from original expectations. The delays have been the result of software integration and workflow challenges associated with building on CoreTrace’s Bouncer enterprise whitelisting solution to produce a product appropriate for consumer adoption and other market applications. We currently plan on introducing appShield to market later in 2012.

Professional Services

Professional services have represented an increasing part of our business in recent years, growing from $127 thousand, or less than one percent of revenue, in 2009 to $1.8 million or 8.4% of revenue in 2011. We have made a concerted effort to increase our professional services revenue in the commercial and government market sectors as part of our corporate evolution as an enterprise solution provider.

From a commercial perspective, we continue to bundle “packaged” (or relatively tightly prescribed) and custom services with many of our enterprise and SMB software sales. Within the government market, we continue to retain several full-time engineers on a McLane Advanced Technologies (MAT) industry team that won a large U.S. Army order during 2010. These professional services engagements allow us to better ensure successful solution implementation and also provide us with increased visibility into ongoing customer requirements. Our increase in delivery of these services also brings us into closer alignment with expected typical professional services contributions to enterprise sales opportunities. While we have increased our professional services delivery in each of the last three years, from 2009 through 2011, total 2012 professional services revenue is dependent, to a significant extent, on the MAT contract option year which may, or may not, be executed for government fiscal year 2013.

Our increased professional services lead to a corresponding increase in our cost of revenues (or cost of goods sold), because the services necessarily are labor intensive. For this reason, professional services typically have significantly lower margins than product sales or subscription services. However, we believe professional services allow us to better establish and maintain our solution implementations, while also providing our customers with the training and education services that help them make more complete use of our solution capabilities. In addition, for large contracts like the engineering services provided to the Army, such professional services provide significant past performance that facilitates additional business. Over time, we believe the return on investment from increased professional services outweighs the potential near-term impacts on operating margins.

Liquidity and Capital Resources

The Company has a strong working capital position resulting from net profits from operations over 28 of the last 31 quarters. At December 31, 2011, our net working capital position was approximately $1.7 million. We had cash available of $8.9 million and we continue to generate cash from operating activities. We rely on cash on hand and cash flows from operations to fund our operations and believe that these will be our principal sources of operating capital in 2012.

Our capital requirements principally relate to our need to enhance our existing products and to develop new products, which primarily consist of research and development expenses and expenses for people and the elements that support their work. In 2011, we enhanced our product offerings through the acquisition of TappIn, a secure mobile file transfer technology company. This acquisition was funded by $2.0 million in cash and $7.0 million in borrowings under a new five-year term loan. Under the terms of the merger agreement with TappIn, the former stockholders of TappIn could be paid an additional $8.0 million upon achieving certain revenue milestones and delivery of a new edition of the acquired technology milestone.

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

Net cash provided by operating activities was $2.8 million, $2.7 million and $4.7 million in 2011, 2010 and 2009, respectively. The increase in 2011 was primarily due to the net impact of increases in accounts receivable and deferred revenues. The decrease in 2010 was largely due to a non-recurring $2.7 million order from the U.S. Army received in April 2009. The remainder of the change in cash provided by operating activities in 2011 was due to increases in deferred taxes, and a receivable from CoreTrace. The CoreTrace receivable of $761,000 consists of loans to CoreTrace plus related interest in 2011.

Net cash provided by (used in) investing activities was ($12.4) million in 2011, $1.0 million in 2010 and ($4.0) million in 2009. The cash used in investing activities in 2011 primarily related to the TappIn acquisition of $9.2 million, the purchase of a $3 million certificate of deposit to secure a portion of the debt related to the TappIn acquisition and $201,000 in property and equipment purchases. The cash provided by investing activities for 2010 was from short-term investment redemptions, net of property and equipment purchases. Cash used in investing activities in 2009 was for an investment of $2.3 million in CoreTrace, a $1.2 million net investment in short term certificates of deposit, and $530,000 which was used for additional furniture and fixtures and leasehold improvements as renovations were made to our office.

Net cash provided by financing activities was $7.4 million in 2011, $329,000 in 2010 and $43,000 in 2009. The cash provided in 2011 primarily related to the proceeds of $7.0 million in debt borrowed to fund the TappIn acquisition and $339,000 related to proceeds received from the exercise of stock options. Net cash provided by financing activities in 2010 related to proceeds the Company received from the exercise of stock options as well as tax benefits related to stock option expense.

Loan Agreements. In order to finance the closing payment in the TappIn acquisition, GlobalSCAPE entered into two Business Loan Agreements dated December 2, 2011 with the Bank of San Antonio. The Loan Agreements provide for a $4.0 million term loan which bears interest at 4.75% per annum and is secured by substantially all of GlobalSCAPE’s consolidated assets and a $3.0 million term loan which bears interest at 4.25% per annum and is secured by a certificate of deposit with the Bank of San Antonio of $3.0 million which bears interest at 2.0% per annum. Both loans mature on December 2, 2016. Interest and principal are payable in 60 equal monthly installments on the first day of each calendar month beginning January 2, 2012. The loans may be prepaid at any time without premium or penalty.

The Loan Agreements contain customary covenants including covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. GlobalSCAPE and its subsidiaries are also prohibited from selling any of their assets other than in the ordinary course of business, acquiring any other entities, changing the types of business they are engaged in, incurring indebtedness other than that permitted by the Loan Agreements, incurring any liens on their assets other than those permitted by the Loan Agreements, making certain investments or paying any dividends on, or acquiring, any shares of their capital stock. The Loan Agreements contain three financial covenants. GlobalSCAPE and its subsidiaries must maintain:

•	Debt Service Coverage (defined as net income+depreciation+interest+non-cash charges divided by the current portion of long-term debt +interest) of 1.25 beginning the first quarter of 2013;

•	Debt to tangible net worth of 4.0 :1 beginning the first quarter of 2013; and

•	Liquid assets (cash and marketable securities) of $4.0 million during 2012, $3.2 million in 2013 and $2.2 million in 2014.

The Loan Agreements also contain customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

Contractual Obligations. At December 31, 2011, our principal commitments consisted of obligations outstanding under loan arrangements, operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, intellectual property, products or businesses related to our current business strategy.

The following table summarizes our contractual obligations at December 31, 2011, consisting of future minimum payments under operating leases and long term debt obligations:

	Payments Due by Fiscal Year
	2012	2013 - 2015	2016 - 2018	2019 and thereafter	Total
Contractual Obligations
Building Lease	$363	$1,053	$1,080	$120	$2,616
Equipment Leases	2				2
Long term Debt, principal and interest	1,565	4,702	1,568		7,835

	$1,930	$5,755	$2,648	$120	$10,453

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding testing goodwill for impairment. Because of concerns raised about recurring costs and the complexity of estimating the fair value of reporting units on an annual basis, the FASB decided to simplify how a company is required to test goodwill for impairment. Companies now have the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step, quantitative impairment test. This guidance is effective for fiscal years beginning after December 15, 2011, however, early adoption is permitted. We have adopted this guidance as of December 31, 2011, and the implementation of this guidance does not have a material effect on our financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the accounting model for revenue arrangements that include both tangible products and software elements. This guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition. This guidance also provides information on how to allocate consideration to deliverables in an arrangement that includes both tangible products and software. This guidance is effective in fiscal years beginning on or after June 15, 2010. We have evaluated the effect of the adoption of this guidance as of December 31, 2010, and it does not have a material effect on our financial statements.

In October 2009, the FASB amended its guidance regarding revenue recognition on multiple-deliverable arrangements. This guidance amends the criteria for separating consideration in multiple-deliverable arrangements. This guidance also establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on VSOE if available, third-party evidence if VSOE is not available, or estimated selling price if neither VSOE nor third party evidence is available. This amendment also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. This guidance eliminates the residual method of allocation and requires arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The guidance also requires the best estimate of selling price be determined in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. Finally, this guidance significantly expands the disclosures related to multiple-deliverable revenue arrangements. This guidance is effective in fiscal years beginning on or after June 15, 2010. We have evaluated the effect of the adoption of this guidance as of December 31, 2010, and it does not have a material effect on our financial statements.

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

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, and packaged products with content updates, we allocate and defer revenue for the undelivered items based on vendor specific objective evidence, or VSOE, of the fair value of the undelivered elements, and recognize the difference between the total arrangement fee and the amount deferred for the undelivered items as revenue. Our deferred revenue consists primarily of the unamortized balance of enterprise product maintenance, consumer product support, and arrangements where VSOE does not exist. Deferred revenue totaled approximately $7.6 million as of December 31, 2011, of which approximately $1.4 million was classified as “Other long term liabilities” in the balance sheets. VSOE of each element is based on the price for which the undelivered element is sold separately. We determine fair value of the undelivered elements based on historical evidence of our stand-alone sales of these elements to third parties or from the stated renewal rate for the undelivered elements. When VSOE does not exist for undelivered items such as maintenance, then the entire arrangement fee is recognized ratably over the performance period.

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

Valuation of goodwill and intangible assets

Goodwill. We assess goodwill and intangible assets with indefinite life for impairment within our reporting units annually or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. During 2011, the FASB issued final guidance on goodwill impairment testing providing companies with the option to perform a qualitative assessment in lieu of the annual quantitative impairment analysis. For the year ended December 31, 2011, the Company chose to adopt this new guidance, which is effective for fiscal years beginning after December 15, 2011, while early adoption is permitted. This qualitative assessment analyzed the financial performance of the company, the performance of the WAFS reporting unit, market conditions, specific company events and the excess of fair value over carrying value in the most recent quantitative assessment. The results of this qualitative assessment concluded that it is not more likely than not that the fair value of the WAFS reporting unit is less than its carrying value.

If an entity does not pass the qualitative assessment test, it must then perform the traditional two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the equity assigned to that unit, goodwill is not considered to be impaired and we are not required to perform further testing. If the carrying value of the equity assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of that reporting unit’s goodwill. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we would record an impairment loss equal to the excess.

To determine the reporting units’ fair value in the prior year evaluation, we used the income approach under which we calculated the fair value of each reporting unit based on the estimated discounted future cash flows of that unit. Our cash flow assumptions were based on historical and forecasted revenue, operating costs, growth rates and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions, the estimate of the fair value of our goodwill could change significantly. Such change could result in goodwill impairment charges in future periods, which could have a significant impact on our operating results and financial condition.

In December 2010, the Company performed its annual impairment analysis, for the WAFS reporting unit. For this analysis, we estimated the fair value of goodwill using the discounted cash flows methodology. The principal factors used in the discounted cash flow analysis requiring judgment were the projected results of operations, weighted average cost of capital (“WACC”), working capital requirements, and terminal value assumptions. This analysis required the input of several critical assumptions including future growth rates, cash flow projections, WACC, rate of return, and terminal value assumptions. In 2010 a significant change was made in the terminal value assumption. In prior years, it was assumed that the reporting unit would have an end of life in approximately five years. In 2010 the Company re-assessed this assumption and determined that the reporting unit would continue in perpetuity. The WACC takes into account the relative weights of each component of the Company’s capital structure (equity and debt) and represents the expected cost of new capital. The results of the analysis shows a carrying value of $2,341,000 as of December 1, 2010, compared to a fair value of $4,893,000. The fair value is more than double the carrying value and thus no impairment was recorded as of December 31, 2010.

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

Results of Operations

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

	2011	2010	$ Change	% Change
	($ in thousands)
Total revenues	$20,894	$18,565	$2,329	13%
Cost of revenues	1,723	601	1,122	187%
Selling, general and administrative	14,466	12,815	1,651	13%
Research and development	3,124	3,016	108	4%
Depreciation and amortization	790	852	(62)	-7%

Total operating expenses	20,103	17,284	2,819	16%

Income from operations	791	1,281	(490)	-38%
Other income, net	13	10	3	30%
Income tax expense	169	410	(241)	-59%

Net Income	$635	$881	$(246)	-28%

Revenue. We derive our revenue primarily from sales of software licenses, maintenance and support, professional services and subscription-based offerings. Software license revenue primarily consists of revenue from sales of our enterprise solutions, such as Enhanced File Transfer Server and WAFS, and is typically recognized upon shipment and maintenance and support revenue includes unspecified software license updates and product support. Maintenance and support revenue is recognized ratably over the contractual period, which is typically one year, but can be up to three years. Professional services revenue includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as the services are performed. In 2010, we added subscription revenues related to the sales of our Managed Solutions which include Mail Express, Managed Information Exchange (MIX) and Hosted Enhanced File Transfer (Hosted EFT Server). Subscription revenue is recognized on a monthly basis as the services are billed over the contract period, which ranges from one to three years.

Revenues increased from $18.6 million in 2010 to $20.9 million in 2011. The increase of approximately $2.3 million or 13% in revenues was largely due to an increase in maintenance and support sales, an increase in the number of new EFT Server Enterprise licenses sold, and an increased contribution from professional services. The increase in maintenance and support sales was driven by an increase in sales of new multi-year agreements and an increase in Platinum Support sales.

The following table reflects revenue by product ($ in thousands) including the related maintenance and support ($9,424 or 45.1% of revenue in 2011 and $7,762 or 41.8% of revenue in 2010) for each product:

	Revenue for the Year Ended December 31,
Product	2011		2010
EFT Server Enterprise	$12,167	58.2%	$10,913	58.8%
EFT Server	3,665	17.6%	3,616	19.5%
CuteFTP Professional	983	4.7%	1,245	6.7%
CuteFTP Home	226	1.1%	277	1.5%
Wide Area File Services/CDP	1,533	7.3%	1,869	10.1%
Professional Services	1,772	8.5%	438	2.4%
Other	548	2.6%	207	1.1%

Total Operating Revenues	$20,894	100.0	$18,565	100.0

Total revenue from our EFT Server and EFT Server Enterprise solutions increased by 9%, to $15.8 million in 2011 from $14.5 million in 2010. EFT Server Enterprise revenues increased by 12% from $10.9 million in 2010 to $12.2 million in 2011, mainly due to an increase in maintenance and support contract renewals. Revenues from new license sales and new maintenance and support contracts remained relatively flat from 2010 to 2011 as a result of pricing pressure on EFT Server Enterprise, a promotion during 2011 which discounted the price of EFT Server Enterprise for customers upgrading from EFT Server and an increase in the number of customers purchasing cloud-based solutions rather than installed solutions. EFT Server revenue increased by 2% from $3.6 million in 2010 to $3.7 million in 2011. This increase was mainly due to an increase in the average price of new license products and in maintenance and support contracts. In total, our EFT Server and EFT Server Enterprise products represented approximately 75.7% of our total revenues in 2011 as compared to 78.3% in 2010.

Revenues from CuteFTP decreased by 20.6% from $1.5 million in 2010 to $1.2 million in 2011 and accounted for approximately 5.8% of total revenues in 2011 and 8.2% in 2010. This decline continues the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenues, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets. However, we intend to release a new version of CuteFTP in 2012. This new version may slow, or even reverse, the recent decline in CuteFTP revenue.

Wide Area File Services and Continuous Data Protection product revenues decreased by 18% from $1.9 million in to 2010 to $1.5 million in 2011 and accounted for approximately 7.3% of total revenues in 2011 as compared to 10.1% in 2010. The decrease was due principally to a decrease in the average price of the WAFS licenses and a decrease in the number of WAFS maintenance and support renewals sold. The Wide Area File Services and Continuous Data Protection products are largely used by architecture, engineering and construction firms to transfer large documents between offices. The decline in WAFS revenue in 2011 may be attributable in part to the current economic outlook in the architecture, engineering, and construction sectors. In addition, we released WAFS 4 in the second half of 2011. This new release included a new user interface, support for Unicode characters, and other significant enhancements from the prior Version 3 software. Some customers experienced difficulty while upgrading from WAFS 3 versions to WAFS 4, which also led to delays in closing some sales opportunities while we identified and remediated the customer issues. We have developed an update to WAFS 4 and intend to release that software by mid-2012. We believe the updated software will allow us to return to prior historical levels of WAFS sales performance, depending on prevailing economic conditions in the primary market sectors served by WAFS.

Professional services increased by 305% from $438,000 in 2010 to $1.8 million in 2011and accounted for 8.5% of revenues in 2011 as compared to 2.4% of revenue in 2010. The growth in professional services was driven largely by $1.1 million in revenue earned on the MAT contract during 2011. Our level of participation on the MAT contract may change during U.S. Government’s FY2012 depending on a variety of factors, including availability of government budget authorization for the SAMS-E program and our evolving work share of the contract. However, we believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we sell repeat services to prior customers.

Products and services included in the “Other” revenue increased by 165% from $207,000 in 2010 to $548,000 in 2011. This category primarily consist of Mail Express, Managed Information Exchange (MIX) and Hosted Enhanced File Transfer (Hosted EFT Server) sales. Other revenue accounted for 2.6% of revenue in 2011 as compared to 1.1% in 2010. The increase in “Other” revenue was largely due to an increase in MIX and Hosted EFT Server revenue and Mail Express revenue. We believe the MIX and Hosted EFT Server revenue increases are particularly significant as they reflect the growing trend toward cloud based rather than installed solutions. In addition, these subscription services contribute to aggregate contract value and provide a predictable revenue stream in future periods.

During 2011, we also continued to recognize increasing revenue from maintenance and support contracts. Maintenance and support revenues increased by 21.5%, to $9.4 million in 2011 from $7.8 million in 2010. Our deferred revenue balance increased from $6.7 million at December 31, 2010 to $7.6 million at December 31, 2011 as a result of higher maintenance and support sales (including renewals) over a 12 month period, growing sales of our hosted and managed solutions, and increased sales of professional services engagements which were invoiced (and, in many cases, paid) but were not yet delivered. The increase also reflects increased sales of our Platinum Support services, which provide after-hours support and other benefits to customers contracting for this level of service instead of our standard support services. As our enterprise products become a larger portion of our total revenues, we believe maintenance and support revenues will continue to increase. However, if sales of our on-premise enterprise products decrease, then new sales of maintenance and support contracts will decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, travel expenses associated with professional services delivery and cost of goods sold. Cost of revenues increased by approximately 187% from $601,000 in 2010 to $1.7 million in 2011. This increase was largely caused by an increase in royalties of $120,000, the addition of hosted server expenses of approximately $210,000 and other cost of goods sold of $851,000. The increase in royalties was due to increased sales of a licensed technology. The hosted server expenses are associated with the MIX and Hosted EFT Server solution which launched in July, 2010 and February 2011, respectively. The other cost of goods sold primarily was from labor costs associated with the professional services performed for the MAT contract. Our cost of revenues may continue to increase during 2012 and into future periods, depending largely on the scope of our future participation in sizable professional services projects like the MAT contract.

Selling, General and Administrative. Selling, general and administrative expenses as a percentage of revenue were 69% in 2011 and 70% in 2010. Although SG&A expenses as a percentage decreased by 1%, they increased by $1.7 million or 12% in absolute terms with $543,000 of these expenses being related to the TappIn acquisition. The increase in selling, general and administrative expenses related to salaries and wages (and related payroll taxes), commission expenses, legal fees, accounting fees and other professional fees were offset by decreases in consulting fees, and bad debt expense.

The increase of approximately $673,000 in salaries and wages and related payroll taxes was due to an overall increase in staffing as compared to 2010. Commission expense increased by approximately $335,000 when compared to 2010 and was due to an overall increase in sales of 13%. The increase in legal fees in 2011 of approximately $156,000 was mainly due to the TappIn acquisition. Accounting fees increased by approximately $87,000 when compared to 2010 due to audit and valuation fees incurred with the TappIn acquisition. Other professional fees increased by approximately $452,000 of which $315,000 was related to investment banking fees incurred with the TappIn acquisition. The remaining increase in other professional fees was due to the retention of a firm to consult with the Company, resulting in a research and development tax credit received by the Company.

The decrease in consulting fees of approximately $146,000 in 2011 as compared to 2010 was mainly due to the transition of one consultant to full-time employee status and an additional reduction in our use of outside consulting to assist with government sales. The reduction in bad debt expense of approximately $183,000 as compared to 2010 was due to decrease in accounts receivable balances over 90 days old.

Research and Development. Research and development expenses increased by approximately 4% from $3 million in 2010 to $3.1 million in 2011. The increase of approximately $108,000 mainly consists of a $95,000 increase in external research and development. The increase in external research and development was mainly due to expenses related to WAFS testing.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization expense decreased by approximately $62,000 or 7%, year over year. This decrease was due to software which became fully depreciated.

Other Income (Expense), Net. Other income/expense increased approximately $3,000 or 30% from 2010 to 2011. Other income of approximately $38,000 in 2011 was from interest earned on the CoreTrace promissory note. This income was offset by interest expense of approximately $25,000 for the $7 million note used for the TappIn acquisition. Other income in 2010 was from interest on short-term investments and interest on a Texas margins tax refund. We expect our expenses to increase significantly due to the loans obtained in December 2011 in conjunction with the TappIn acquisition.

Income Taxes. Our effective income rates were approximately 21% and 32% for 2011 and 2010, respectively. For 2011, the most significant item that affected our effective income tax rate was the $358,000 research and development credit which related to years 2008, 2009 and 2010. The other item that affects the effective tax rate in 2011 was the deduction for domestic production activities (“DPAD”) which was offset by non-deductible incentive stock option expense, and state income taxes and acquisition costs.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

	2010	2009	$ Change	% Change
	($ in thousands)
Total revenues	$18,565	$16,451	$2,114	13%
Cost of revenues	601	336	265	79%
Selling, general and administrative	12,815	10,798	2,017	19%
Research and development	3,016	2,805	211	8%
Depreciation and amortization	852	724	128	18%

Total operating expenses	17,284	14,663	2,621	18%

Income from operations	1,281	1,788	(507)	-28%
Other income (expense), net	10	(67)	77
Income tax expense	410	321	89	28%

Net Income	$881	$1,400	$(519)	-37%

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

The following table reflects revenue by product including the related maintenance and support for each product ($ in thousands):

	Revenue for the Year Ended December 31,
Product	2010		2009
EFT Server Enterprise	$10,913	58.8%	$7,997	48.5%
EFT Server	3,616	19.5%	4,518	27.4%
CuteFTP Professional	1,245	6.7%	1,459	8.8%
CuteFTP Home	277	1.5%	443	2.7%
Wide Area File Services/CDP	1,869	10.1%	1,876	11.4%
Profeesional Services	438	2.4%	127	0.8%
Other	207	1.1%	69	0.4%

Total Revenues	$18,565	100.0	$16,489	100.0

Maintenance and support (net of deferred revenues)	$7,762	41.8%	$6,026	36.5%

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

Research and Development. Research and development expenses increased by approximately 10% from $2.8 million in 2009 to $3.1 million in 2010. The increase of approximately $262,000 mainly consists of a $126,000 increase in external research and development and a $121,000 increase in salaries and wages and related payroll taxes. The increase in external research and development was due to the hiring of a third party to test new software and the hiring of additional offshore developers. The increase in salaries and wages was due to the hiring of new software engineers in 2010 and was offset by a role change for one member of our management team who moved into a more sales-oriented role in October 2009. His compensation was formerly reported within research and development, but is now reported within selling, general, and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of capitalized development costs and intangible assets. Depreciation and amortization expense increased by approximately $77,000 or 11%, year over year. This increase was due to property additions in 2010 and the second half of 2009.

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

Years ending December 31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. (a Delaware corporation) and its wholly owned subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. and its wholly owned subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

March 29, 2012

GlobalSCAPE, Inc.

Consolidated Balance Sheets

(in thousands except share amounts)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$8,861	$11,087
Accounts receivable (net of allowance for doubtful accounts of $170 and $237 in 2011 and 2010, respectively)	3,433	3,124
CoreTrace receivable	761	298
Federal income tax receivable	244	94
Current deferred tax asset	938	881
Prepaid expenses	239	319

Total current assets	14,476	15,803
Fixed assets, net	1,067	1,286
Long term investments	3,000	—
Investment—CoreTrace	2,278	2,278
Intangible assets, net	4,815	531
Goodwill	12,712	619
Other assets	30	30

Total assets	$38,378	$20,547

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$591	$250
Accrued expenses	1,396	1,392
Tappin earn out, current portion	3,303	—
Long term debt, current portion	1,276	—
Deferred revenue	6,248	5,554

Total current liabilities	12,814	7,196
Deferred tax liability	573	7
Other long term liabilities	1,437	1,185
Tappin earn out, non-current portion	3,694	—
Long term debt, non-current portion	5,724	—

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,691,947 and 18,346,982 shares issued at December 31, 2011 and December 31, 2010, respectively	19	18
Additional paid-in capital	13,478	12,137
Treasury stock, 403,581 shares, at cost, at December 31, 2011 and December 31, 2010	(1,452)	(1,452)
Retained earnings	2,091	1,456

Total stockholders’ equity	14,136	12,159

Total liabilities and stockholders’ equity	$38,378	$20,547

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2010	2009
Operating Revenues:
Software licenses	$9,149	$10,158	$10,229
Maintenance and support	9,424	7,762	6,026
Professional services	1,772	438	127
Other	549	207	69

Total revenues	20,894	18,565	16,451
Operating Expenses:
Cost of revenues	1,723	601	336
Selling, general and administrative expenses	14,466	12,815	10,798
Research and development expenses	3,124	3,016	2,805
Depreciation and amortization	790	852	724

Total operating expenses	20,103	17,284	14,663

Income from operations	791	1,281	1,788
Other (expense) income:
Interest expense	(25)	—	—
Interest income	38	10	18
Loss on sale of assets	—	0	(85)

Total other (expense) income	13	10	(67)

Income before income taxes	804	1,291	1,721
Provision for income taxes	169	410	321

Net income	$635	$881	$1,400

Net income per common share—basic	$0.04	$0.05	$0.08

Net income per common share—diluted	$0.03	$0.05	$0.08

Weighted average shares outstanding:
Basic	18,081	17,540	17,248

Diluted	18,747	18,260	17,691

The accompanying notes are an integral part of these consolidated financial statements

GlobalSCAPE, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except per share amounts)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2008	17,630,952	$18	$9,738	$(1,452)	$(825)	$7,479
Shares issued upon exercise of Stock Options	55,300	—	43	—	—	43
Stock-based compensation expense	—	—	1,021	—	—	1,021
Net Income	—	—	—	—	1,400	1,400

Balance at December 31, 2009	17,686,252	$18	$10,802	$(1,452)	$575	$9,943
Shares issued upon exercise of Stock Options	602,650	—	232	—	—	232
Tax benefit from stock-based compensation			97			97
Stock-based compensation expense	—	—	1,006	—	—	1,006
Issuance of vested restricted stock	58,080	—	—	—	—	—
Net Income	—	—	—	—	881	881

Balance at December 31, 2010	18,346,982	$18	$12,137	$(1,452)	$1,456	$12,159
Shares issued upon exercise of Stock Options	291,545	1	351	—	—	352
Tax (deficiency) from stock-based compensation			(13)			(13)
Stock-based compensation expense	—	—	1,003	—	—	1,003
Issuance of vested restricted stock	53,420	—	—	—	—	—
Net Income	—	—	—	—	635	635

Balance at December 31, 2011	18,691,947	$19	$13,478	$(1,452)	$2,091	$14,136

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$635	$881	$1,400
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recoveries)	(62)	121	(60)
Depreciation and amortization	790	852	724
Loss on disposition of assets	—	—	85
Stock-based compensation	1,003	1,006	1,021
Deferred taxes	(352)	(698)	(424)
Excess tax deficiency (benefit) from exercise of share based compensation	13	(97)	—
Changes in operating assets and liabilities:
Accounts receivable	(78)	(1,083)	(70)
CoreTrace receivable	(463)	(298)	—
Prepaid expenses	108	(187)	(12)
Federal income taxes	(52)	40	(17)
Other assets	—	23	(5)
Accounts payable	341	(66)	(197)
Accrued expenses	1	628	203
Deferred revenues	690	1,483	2,225
Deferred compensation	—	—	(216)
Other long-term liabilities	252	106	19

Net cash provided by operating activities	2826	2,711	4,676

Investing Activities:
Proceeds from sale of property and equipment	—	—	1
Purchase of property and equipment	(201)	(184)	(530)
Purchase of TappIn, Inc.	(9,190)	—	—
Investment in CoreTrace	—	—	(2,278)
Purchase of short-term investments	—	(350)	(1,705)
Purchase of long-term investments	(3,000)	—	—
Redemption of short-term investments	—	1,555	500

Net cash provided by (used in) investing activities	(12,391)	1,021	(4,012)
Financing Activities:
Proceeds from exercise of stock options	352	232	43
Tax (deficiency) benefit from stock-based compensation	(13)	97	—
Proceeds from note payable	7,000	—	—

Net cash provided by financing activities	7339	329	43
Net (decrease) increase in cash	(2,226)	4,061	707
Cash at beginning of period	11,087	7,026	6,319

Cash at end of period	$8,861	$11,087	$7,026

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—

Income taxes	$1,225	$1,128	$764

Noncash—TappIn earn out	$6,997	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

December 31, 2011 and 2010

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

TappIn, Inc. (“TappIn) provides technology that allows users to access their digital files and media such as pictures, documents, videos and music stored on a computer using a web-browser, tablet or mobile smartphone (including Apple iPhone and iPad, Google Android and Windows Phone 7) without having to upload, organize and sync files between devices or pay for additional cloud storage. TappIn is a wholly-owned subsidiary of GlobalSCAPE that was acquired on December 2, 2011. Results for TappIn are included in our accounting as of December 31, 2011 and in the results of operations since the date of acquisition.

2.	Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of GlobalSCAPE, Inc. and its wholly-owned subsidiary are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”). All significant intercompany accounts and transactions have been eliminated.

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

We recognize hosting revenue, on a monthly basis, over the contractual term of the customer contract. We believe our customers generally will continue to utilize our services beyond the initial contract term which typically ranges from one to three years. As a result, setup fees are recognized ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. These amounts are included in the “Other” line item on the Consolidated Statement of Operations.

Concentrations of Credit Risk and Significant Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. The Company provides credit, in the normal course of business, to a number of companies and performs ongoing evaluations of its credit risk. The Company requires no collateral from its customers. Management estimates the allowance for uncollectible accounts based on their historical experience and credit evaluation. In 2011 and 2010, no single customer accounted for more than 10% of revenues. In 2009, one customer accounted for approximately 14.9% of revenues. As of December 31, 2011, 2010 and 2009 there were no customers that represented 10% of our outstanding receivables.

Other Concentrations

Sales in Foreign Markets. In 2011, 2010 and 2009, approximately 31%, 31% and 29%, respectively, of the Company’s revenues were generated from sales to customers who provided addresses in foreign countries. However, the majority of revenues in each of these years were received in U.S. dollars so there is limited exchange rate risk with respect to the sale of our products. The sales to customers with foreign addresses were concentrated mostly in Canada, Australia and Western Europe. In 2011, 2010 and 2009, sales to the United Kingdom accounted for approximately 8%, 10%, and 9%, respectively, of total revenues.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s financial position and results of operation.

Cash and cash equivalents

Cash includes all cash and highly liquid investments with original maturities of three months or less. Approximately $7.1 million of our December 31, 2011 cash balance is fully insured through December 2012 under Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. As of December 31, 2011, approximately $1.8 million of our cash balance was held in an interest bearing account and therefore, was uninsured.

Property and Equipment

Property and equipment is comprised of furniture and fixtures, software, computer equipment and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred. Furniture, fixtures and equipment have a useful life of 5 to 7 years, computer equipment and software have 3 years and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.

Royalty Costs

Royalties that the Company pays on software products licensed from third parties, which it resells, are expensed as a cost of sale when the software product is sold or earlier if the recoverability of any prepaid royalties is in doubt. The Company has distribution agreements with Xnet Communications GmbH, ComponentOne LLC, Veridis SA, Bitvise Limited, and Network Automation, Inc. The GlobalSCAPE software products associated with each of the companies are Cute FTP Mac Pro, CuteFTP and Enhanced File Transfer Server. The Company incurred approximately $466,000, $346,000, and $215,000 in royalty expense in 2011, 2010 and 2009, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses charged to operations for the years ended December 31, 2011, 2010 and 2009 were approximately $582,000, $624,000, and $994,000, respectively, and are included in selling, general and administrative expenses. Advertising costs are principally for the purchase of keywords for internet searches, graphic designs and business announcement services.

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

Research and Development

Research and development expenses include all direct costs, primarily salaries for personnel and expenditures with external development sources, related to the development of new products and significant enhancements to existing products and are expensed as incurred until such time as technological feasibility is achieved. For the years 2011, 2010 and 2009, the Company incurred approximately $ 3.1 million, $3.0 million, and $2.8 million, respectively, on research and development.

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

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Expected volatility	77%	83%	95%
Expected annual dividend yield	0	0	0
Risk free rate of return	2.46%	2.60%	2.13%
Expected option term (years)	6.00	5.00	6.01

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

Goodwill is tested for impairment annually in December or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Typically, the impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit with its carrying value. Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit. The implied fair value is then compared with the carrying amount of the goodwill of the reporting unit and, if it is less, the Company would recognize an impairment loss.

For the year ended December 31, 2011, the Company adopted the new guidance per ASU 2011-08 regarding impairment testing as referred to in recent accounting pronouncements and Note 6 Goodwill and Other Intangible Assets. This new guidance provides companies with the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step, quantitative impairment test.

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

Capitalized Software Development Costs

Capitalization of software development costs for external use begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Capitalization of software development costs for internal use begins during the application development stage. These software development costs are amortized using the straight-line method over a three-year period. The Company reviews costs throughout the year and no software development costs were capitalized in 2011, 2010 and 2009.

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

	Year ended December 31,
	2011 (1)	2010 (2)	2009 (3)
Numerators
Numerators for basic and diluted earnings per
Net income	$635	$881	$1,400

Denominators
Denominators for basic and diluted earnings
Weighted average shares outstanding basic	18,081	17,540	17,248

Dilutive potential common shares
Stock options and awards	665	720	443
Denominator for dilutive earnings per share	18,747	18,260	17,691
Net income per common share—basic	$0.04	$0.05	$0.08
Net income per common share—diluted	$0.03	$0.05	$0.08

(1)	For the year ended December 31, 2011, 271,067 options and all of the warrants have been excluded in computing dilutive shares, as the effect would be anti-dilutive.

(2)	For the year ended December 31, 2010, 180,972 options and all of the warrants have been excluded in computing dilutive shares, as the effect would be anti-dilutive.

(3)	For the year ended December 31, 2009, 1,508,496 options and all of the warrants have been excluded in computing dilutive shares, as the effect would be anti-dilutive.

Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding testing goodwill for impairment. The guidance provides companies with the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If after considering the totality of events and circumstances an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step, quantitative impairment test. This guidance is effective for fiscal years beginning after December 15, 2011, however, early adoption is permitted. We have evaluated the effect of the adoption of this guidance as of December 31, 2011, and it did not have a material effect on our financial statements.

In October 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the accounting model for revenue arrangements that include both tangible products and software elements. This guidance requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition. This guidance also provides information on how to allocate consideration to deliverables in an arrangement that includes both tangible products and software. The implementation of this guidance is effective in fiscal years beginning on or after June 15, 2010. This guidance did not have a material impact on our financial statements.

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

Reclassifications

Prior year balances in the Consolidated Statements of Operations have been adjusted to reflect a separate line item for professional services revenue, which was previously included in other revenues.

3.	Investments

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

This investment is reflected in the accompanying financial statements, at cost, which approximate fair value because of the short term maturity of these instruments.

4.	Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts. The activity of the Company’s allowance for the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

Year Ended December 31,	Balance at Beginning of Period	Charged to (Income) or Expense	Deductions (1)	Balance End of Period
2011	$237	$(62)	$(5)	$170
2010	$217	$121	$(101)	$237
2009	$331	$(60)	$(54)	$217

(1)	Represents amounts written off as uncollectible accounts receivable.

5.	Fixed Assets

Fixed assets, at cost, consist of the following:

	December 31,
	2011	2010
Furniture and equipment	$575	$556
Software	736	637
Equipment	742	638
Leasehold improvements	556	549
Software development costs	168	168

	2,777	2,548
Less accumulated depreciation	(1,710)	(1,262)

	$1,067	$1,286

6.	Goodwill and Other Intangible Assets

For the year ended December 31, 2011, the Company performed its annual impairment test of the WAFS reporting unit in accordance with new FASB guidance per ASU 2011-08. This new guidance allows companies the option to perform a qualitative assessment in lieu of the annual quantitative impairment analysis. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, however, early adoption is permitted. This qualitative assessment analyzed the financial performance of the company, the performance of the WAFS reporting unit, market conditions, specific company events and the excess of fair value over carrying value in the most recent quantitative assessment. The results of this qualitative assessment concluded that it is not more likely than not that the fair value of the WAFS reporting unit is less than its carrying value.

For the year ended December 31, 2010, the Company performed its annual impairment test of the WAFS reporting unit, which is the reporting unit where all of the Company’s goodwill was allocated, in accordance with the traditional quantitative impairment analysis. This analysis required the input of several critical assumptions, including:

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

•

The assumed life of the reporting unit. Due to stable sales and increased market acceptance, the Company assumed that the reporting unit would continue as a going concern into perpetuity. As such, the Gordon Growth Model was applied to cash flows past the discrete projections.

Based on the quantitative calculation using the assumptions above, the fair value of the reporting unit exceeded its carrying value and therefore no impairment was recorded as of December 31, 2010. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of the recorded goodwill, differences in assumptions may have a material effect on the results of the Company’s impairment analysis.

On December 2, 2011, the Company completed the acquisition of TappIn resulting in the recording of additional intangible assets and goodwill as a new reporting unit. TappIn intangible assets included developed technology of $2.77 million and customer relationships of $1.86 million. Goodwill associated with the TappIn acquisition aggregated to $11.34 million. As part of the purchase accounting for TappIn, including the purchase price allocation analysis, the Company performed a traditional quantitative assessment of the value of the related tangible and intangible assets. This analysis included the input of several critical assumptions, including long term earnings and cash flow projections, weighted average cost of capital, the risk free interest rate and the assumed life of the reporting unit.

Intangible assets, net at December 31, 2011 and 2010, consisted of the following:

2011	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Software—Availl	5	$1,775	$(1,576)	$199
Customer list—Availl	5	180	(153)	27
Patent—Availl	18	7	(4)	3
Customer Relationship-TappIn	10	1,863	(15)	1,848
Developed Technology-TappIn	7	2,771	(33)	2,738

Total		$6,596	$(1,781)	$4,815

2010	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Software	5	$1,775	$(1,311)	$464
Customer list	5	180	(117)	63
Patent	18	7	(3)	4

Total		$1,962	$(1,431)	$531

Estimated future amortization of intangible assets is as follows ($ in thousands):

Years Ending December 31	Estimated Amortization Expense
2012	$808
2013	583
2014	583
2015	583
2016	583
Thereafter	1,675

Total	$4,815

Acquired intangibles are amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $350,000, $302,000, and $301,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

7.	Debt

In connection with the acquisition of TappIn, the Company entered into two loan agreements dated December 2, 2011 with The Bank of San Antonio for $4 million and $3 million, respectively. The notes executed in connection with these agreements each have a term of 5 years and require monthly principal and accrued interest installment payments of $75,028 and $55,589, respectively. The notes have fixed interest rates of 4.75% on the $4 million note and 4.25% on the $3 million note. Both notes are collateralized by substantially all of the assets of the Company. The $3 million term loan note is further secured by a $3 million Certificate of Deposit through The Bank of San Antonio. The notes may be prepaid without penalty.

The Loan Agreements contain customary covenants including covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. GlobalSCAPE and its subsidiaries are also prohibited from selling any of their assets other than in the ordinary course of business, acquiring any other entities, changing the types of business they are engaged in, incurring indebtedness other than that permitted by the Loan Agreements, incurring any liens on their assets other than those permitted by the Loan Agreements, making certain investments or paying any dividends on, or acquiring, any shares of their capital stock. The Loan Agreements contain three financial covenants. GlobalSCAPE and its subsidiaries must maintain:

•	Debt Service Coverage (defined as net income+depreciation+interest+non-cash charges divided by the current portion of long-term debt +interest) of 1.25 beginning the first quarter of 2013;

•	Debt to tangible net worth of 4.0 :1 beginning the first quarter of 2013; and

•	Liquid assets (cash and marketable securities) of $4.0 million during 2012, $3.2 million in 2013 and $2.2 million in 2014.

The Loan Agreements also contain customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

Scheduled future principal payments under the loan agreements as of December 31, 2011, are as follows: (in thousands):

Years Ending December 31	Estimated Principal
2012	$1,276
2013	1,335
2014	1,397
2015	1,462
2016	1,530
Thereafter	0

Total	$7,000

8.	Stock Options and Stock Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

In June 2010, GlobalSCAPE’s stockholders approved the GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan (“2010 EIP”). The 2010 EIP authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards. The exercise price, term and other conditions applicable to each stock option or stock award granted under the 2010 EIP are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The stock options will expire after ten years. As of December 31, 2011, there were 1,475,500 options issued and outstanding of which 1,293,500 options were granted in 2011, and 64,350 are vested under the 2010 EIP. The Employee Long-Term Equity Incentive Plan options generally become exercisable over a three-year period (vesting 33%, 33% and 34% per year, respectively) and expire after ten years.

Under the GlobalSCAPE, Inc. 2000 Stock Option Plan (the “Employee’s Plan”), which was approved by the Board of Directors and became effective on May 17, 2001, a maximum of 3,660,000 shares of GlobalSCAPE common stock may be awarded. During the year ended December 31, 2011, no stock options were granted under this plan and on December 31, 2011, a total of 2,422,820 stock options were outstanding of which 2,042,323 were vested. The exercise price, term and other conditions applicable to each stock option granted under the Employee’s Plan are determined by the Compensation Committee. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The Employee’s Plan options generally become exercisable over a three-year period (vesting 33%, 33% and 34% per year, respectively) and expire after ten years.

Under the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-term Equity Incentive Plan (the “Director’s Plan”), which was approved by the stockholders and became effective on June 1, 2007, a maximum of 500,000 shares of GlobalSCAPE common stock may be awarded, of which 228,500 still remain available for issuance as of December 31, 2011. During the year ended December 31, 2011, through this plan no stock options were granted and restricted stock awards for 80,000 shares of common stock were granted. At December 31, 2011, a total of 160,000 stock options were outstanding under this plan of which 160,000 were vested. The exercise price, term and other conditions applicable to each stock option granted under the Director’s Plan are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock on that date (at market close). The most recently awarded Director’s Plan options become exercisable over a one-year period and expire after ten years. The fair value of the restricted stock awards is based upon the market value of the underlying common stock as of the date of grant. Restricted stock awards are amortized over their applicable vesting period, one year, using the straight-line method. The Director’s Plan provides that each year, at the first regular meeting of the Board of Directors following the Company’s annual stockholders meeting, each non-employee director shall be granted awards of 20,000 shares of common stock for participation in the Board and Committee meetings during the prior year. The maximum annual award for any one person is 20,000 shares of common stock.

The following table summarizes information about restricted stock activity through the year ended December 31, 2011.

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2009	58,080	1.24

2010
Granted	53,420	2.01
Vested	58,080	1.24

Outstanding at December 31, 2010	53,420	2.01

2011
Granted	80,000	2.16
Vested	53,420	2.01

Outstanding at December 31, 2011	80,000	2.16

The total fair value of restricted stock that vested in 2011 and 2010 was $107,000 and $116,000, respectively.

There was approximately $1,003,000, $1,006,000, and $1,021,000 of compensation cost related to stock options and restricted stock awards recognized in operating results for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The following table summarizes information about stock option activity through the year ended December 31, 2011.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2008	2,926,267	$1.70	$8.31	$—

2009
Granted	961,760	1.27
Forfeitures	179,400	2.35
Exercised	55,300	0.77

Outstanding at December 31, 2009	3,653,327	1.57	7.89	1.25

2010
Granted	390,000	2.02
Forfeitures	180,350	1.74
Exercised	602,650	0.39

Outstanding at December 31, 2010	3,260,327	1.83	7.63	1.48

2011
Granted	1,293,500	2.00
Forfeitures	203,962	2.28
Exercised	291,545	1.21

Outstanding at December 31, 2011	4,058,320	1.91	6.39	0.54

Exercisable at December 31, 2011	2,266,673	1.91	6.39	0.43

The weighted average fair value of options granted during the year ended December 31, 2011 was $1.08. The total intrinsic value of options (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) exercised during the year ended December 31, 2011 was $185,258. During the year ended December 31, 2011, the amount of cash received from the exercise of stock options was approximately $352,000.

At December 31, 2011, there was $1.7 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.36 years. There were 376,409 options that vested during the year ended December 31, 2011 and the total fair value of these awards was $946,000.

At December 31, 2011, there was $73,000 of total unrecognized compensation cost related to non-vested restricted stock option awards which is expected to be recognized over a weighted-average period of 5 months. There were 53,420 options that vested during the year ended December 31, 2011 and the total fair value of these awards was $115,000.

The following table shows information about outstanding stock options at December 31, 2011.

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$0.15 - $0.33	59,400	3	$0.26	59,400	$0.26
$0.85 - $1.35	752,040	7.1	$1.07	537,729	$1.07
$1.41 - $2.14	2,166,180	8.40	$1.60	981,994	$1.60
$2.16 - $4.10	1,080,700	6.80	$3.15	687,550	$3.14

9.	Common Stock and Warrants

On November 13, 2006, the Company entered into a securities purchase agreement with accredited investors and granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share. The warrants have a 5-year term and are exercisable until May 2012.

10.	Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Federal	State	Total
2011
Current	$460	$61	$521
Deferred	(352)	0	(352)

Total	$108	$61	$169

2010
Current	$1,055	$53	$1,108
Deferred	(697)	(1)	(698)

Total	$358	$52	$410

2009
Current	$754	$(9)	$745
Deferred	(417)	(7)	(424)

Total	$337	$(16)	$321

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are related to the following:

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$58	$81
Compensation and benefits	70	71
Share based compensation	810	714
Deferred revenue	387	356
TappIn net operating loss	543
Other	1	16

Total gross deferred tax assets	1,869	1,238

Deferred tax liabilities:
Intangible assets	1,356	121
Depreciation	148	243

Total gross deferred tax liabilities	1,504	364

Net deferred tax asset	$365	$874

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the expectation of future taxable income and that the deductible temporary differences will offset existing taxable temporary differences, management believes it is more likely than not that we will realize the benefits of those deductible differences at December 31, 2011 and 2010.

A reconciliation of income tax expense (benefit) and the amount computed by applying the statutory federal income rate (34%) to income before income taxes is as follows ($ in thousands):

	2011	2010	2009
Taxes computed at federal statutory rate	$291	$428	$585

Increase (decrease) in taxes resulting from:
Share based compensation	60	74	100
Uncertain tax position	—	(90)	—
Domestic production activities deduction	(75)	(98)	(53)
Research and development credit	(358)	—	0
State taxes, net of federal benefit	40	34	19
Conversion of ISO’s to NQSO	—	—	(287)
Acquisition costs	185	—	—
Other	26	62	(43)

Actual tax expense	$169	$410	$321

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

The Company has a 401(k) plan that covers substantially all employees with at least six months of service. Under the plan, employees may elect to contribute a percentage of their annual salary subject to the Internal Revenue Code maximum limitations. The plan provides for employer matching and discretionary contributions, the amounts of which are to be determined annually by the Board of Directors. The Company made contributions to the plan of $88,000, $81,000, and $43,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

12.	Related Party Transaction

In September 2010, it was determined that our cost method investee, CoreTrace, would need additional funding of $4 million. This funding would be provided in the form of a bridge loan in two payments of $2 million each. The Company agreed to participate in the additional funding proportionate to its investment interest and in October 2010 loaned CoreTrace approximately $300,000, with 6% interest and a maturity date of June 30, 2012. The second payment of the total funding was made in April 2011 for approximately $300,000 and bears interest at 6% and will also be due June 30, 2012. The notes also allow for automatic or voluntary conversion into additional equity shares of CoreTrace. In the event of a “Qualified Financing” as defined in the agreement, the loan balance would be automatically converted into shares upon closing. The agreement also allows for voluntary conversion into equity shares in the event of a “Non-Qualified Financing” as defined in the agreement or if the loan remains outstanding on October 15, 2011.

Additional funding was provided to CoreTrace in August 2011, December 2011 and March 2012 for approximately $75,000, $89,000, and $150,000, respectively, on a senior, secured basis. These notes bear interest at 6% per annum, mature on June 30, 2012 and are secured by all of CoreTrace’s assets.

13.	Commitments and Contingencies

Minimum rental commitments under operating leases at December 31, 2011, are as follows:

Years Ending December 31
2012	$369
2013	349
2014	349
2015	355
2016	360
Thereafter	840

Total	$2,622

Operating lease expense amounted to approximately $356,000 in 2011, $363,000 in 2010 and $357,000 in 2009.

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

14.	Acquisition

In December 2011, the Company completed the acquisition of all of the issued and outstanding shares of the capital stock of HomePipe Networks, Inc., by means of a merger of GlobalSCAPE’s wholly owned subsidiary, Plumber Acquisition Corporation, with and into HomePipe. The initial purchase price was $9.0 Million in cash, which was partially funded by two loans totaling $7 million established with the Bank of San Antonio. The former HomePipe stockholders are also entitled to receive up to an additional $8 million in cash or, at the election of GlobalSCAPE and the former stockholders of HomePipe, GlobalSCAPE common stock depending upon the achievement of certain product and revenue targets for HomePipe for 2012, 2013 and 2014. At the effective time of the merger, HomePipe’s name was changed to TappIn, Inc.

TappIn provides technology that allows users to access their digital files and media such as pictures, documents videos and music stored on a computer using a web-browser, tablet or mobile smartphone (included Apple, iPhone, and IPad, Google, Android and Windows Phone7) without having to upload, organize and sync files between devices or pay for additional cloud storage.

The total purchase price for the acquisition was allocated to tangible and intangible assets and liabilities based on their estimated fair values as of the date of acquisition. The Company allocated the purchase price to identifiable intangible assets including developed technology and customer relationships, with the remainder being allocated to goodwill. Goodwill is not deductible for tax purposes.

The table below summarizes the estimated fair value of the assets acquired and the liabilities assumed at the date of the TappIn acquisition transaction. The Company has completed valuations of the tangible and intangible assets reflecting the following allocation of the purchase price.

Accounts receivable	$169,000
Current assets	28,000
Property and equipment, net	20,000
Intangibles	4,634,000
Goodwill	11,343,000
Assumed liabilities	(3,000)
Deferred revenue	(4,000)

Net assets acquired	$16,187,000

Reconciliation of net assets acquired to total consideration as follows:

Cash consideration per purchase agreement	$2,000,000
Cash provided through debt financing	7,000,000
Contingent consideration	6,997,000
Additional cash paid for net working capital	190,000

Total Purchase Price	$16,187,000

Pro Forma Results of Operations

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2011 and December 31, 2010 are presented as if the TappIn acquisition had been completed on January 1, 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenues	$21,170,000	$18,569,000
Net loss	$(1,276,000)	$(997,000)
Basic and diluted net loss per share	$(0.07)	$(0.06)

The pro forma consolidated results of operations include adjustments to:

•	Include the results of TappIn for the periods presented;

•	Include the incremental amortization expense associated with the finite-lived intangible assets from January 1, 2010;

•	Include additional interest expense related to financing the acquisition as if the notes began on January 1, 2010;

•	Include acquisition expenses associated with the purchase of TappIn as if the purchase occurred January 1, 2010; and

•	Reflects the pro forma tax adjustments resulting from the acquisition as if the purchase occurred January 1, 2010.

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the periods presented or the future results of the combined operations.

15. Quarterly Consolidated Financial Information (unaudited)

	Fiscal Year 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$4,644	$5,710	$5,417	$5,123
Total operating expenses	$4,552	$4,995	$4,886	$5,669
Other income (expense)	$—	$13	$9	$(10)
Net income (loss) before provision for income taxes	$92	$728	$540	$(556)
Net income (loss)	$59	$471	$611	$(505)

Net income (loss) per share:
Basic	$—	$0.03	$0.03	$(0.03)
Diluted	$—	$0.03	$0.03	$(0.03)
Weighted average shares outstanding
Basic	17,943	17,997	18,121	18,262
Diluted	18,699	18,761	18,689	18,262

	Fiscal Year 2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$4,413	$4,465	$4,769	$4,918
Total operating expenses	$3,857	$4,281	$4,501	$4,645
Other income (expense)	$1	$4	$—	$4
Net income before provision for income taxes	$557	$188	$268	$277
Net income	$364	$133	$233	$151

Net income per share:
Basic	$0.02	$0.01	$0.01	$0.01
Diluted	$0.02	$0.01	$0.01	$0.01
Weighted average shares outstanding
Basic	17,283	17,354	17,652	17,540
Diluted	17,876	18,021	18,610	18,260

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to audit by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 that permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President (its chief executive officer) and its CFO and COO. GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

Desiree Smith

Controller

(Interim Principal Financial and Accounting Officer)

GlobalSCAPE, Inc.

4500 Lockhill-Selma, Suite 150

San Antonio, Texas 78249

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2011.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

•	Consolidated Balance sheets — December 31, 2011 and 2010

•	Consolidated Statements of operations — Years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of stockholders’ equity — Years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of cash flows — Years ended December 31, 2011, 2010 and 2009

•	Consolidated Notes to financial statements — December 31, 2011 and 2010

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated December 2, 2011 by and among the Company, Plumber Acquisition Corporation and HomePipe Networks, Inc. (Filed as Exhibit 2.1 to Form 8-K filed December 8, 2011.

3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10-K filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

Exhibit Number	Description

10.10	Securities Purchase Agreement dated November 13, 2006 by and among GlobalSCAPE, Inc., the Stockholders named in Schedule I thereto and the Purchasers named therein (Filed as Exhibit 10.1 to Form 8-K filed November 17, 2006).

10.11	Form of Common Stock Purchase Warrant (Filed as Exhibit 10.2 to Form 8-K filed November 17, 2006).

*10.12	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.13	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 5, 2007).

*10.14	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.15	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.16	Second Amended and Restated Executive Employment Agreement by and between the Registrant and James R. Morris, effective as of December 16, 2011 (Filed as Exhibit 10.1 to Form 8-K filed December 22, 2011).

*10.17	Second Amended and Restated Executive Employment Agreement by and between the Registrant and Craig Robinson, effective as of December 16, 2011 (Filed as Exhibit 10.2 to Form 8-K filed December 22, 2011).

*10.18	2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

*10.19	Amended and Restated Employment Agreement by and between the Registrant and Douglas Conyers dated January 9, 2012 (Filed as Exhibit 10.1 to Form 8-K filed January 13, 2012)Employment.

*10.20	Employment Agreement by and between the Registrant and Chris Hopen dated December 2, 2011

10.21	Business Loan Agreement dated December 2, 2011, by and between GlobalSCAPE, Inc. and San Antonio National Bank ($4,000,000 Loan). (Filed as Exhibit 10.1 to Form 8-K filed December 8, 2011.

10.22	Business Loan Agreement dated December 2, 2011, by and between GlobalSCAPE, Inc. and San Antonio National Bank ($3,000,000 Loan). (Filed as Exhibit 10.2 to Form 8-K filed December 8, 2011.

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008)

21.1	Subsidiaries of GlobalSCAPE, Inc. (Filed herewith).

23.1	Consent of Grant Thornton LLP (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 29, 2011.

GlobalSCAPE, Inc.

By:	/S/ JAMES R. MORRIS
James R. Morris
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 29, 2012.

Signature	Title

/S/ THOMAS W. BROWN Thomas W. Brown	Chairman of the Board and Director

/S/ DAVID L. MANN David L. Mann	Director

/S/ PHILLIP M. RENFRO Phillip M. Renfro	Director

/S/ FRANK M. MORGAN Frank M. Morgan	Director

/S/ JAMES R. MORRIS James R. Morris	Chief Executive Officer and Director (Principal Executive Officer)

/S/ DESIREE SMITH Desiree Smith	Controller (Interim Principal Financial and Accounting Officer)