Form 10-Q
period 2012-03-31
GLOBALSCAPE INC
filed 2012-05-14
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2012

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

As of May 8, 2012, there were 18,288,366 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2012

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, Cute Backup®, and CuteSendIt®, are registered trademarks of GlobalSCAPE, Inc. Secure FTP ServerTM, Wide Area File ServicesTM, WAFSTM, CDPTM, DMZ Gateway, Advanced Workflow EngineTM, Applicability Statement 2 TM, AS2TM, AWETM, Enhanced File Transfer ServerTM, Managed Information XchangeTM, MIXTM, Hosted Enhanced File Transfer ServerTM, EFT ServerTM, CuteFTP LiteTM, CuteFTP HomeTM, Mail ExpressTM, Secure Ad Hoc TransferTM, Total Path SecurityTM, Enhanced File Transfer ServerTM, EFT Server EnterpriseTM, Enhanced File Transfer Server Enterprise TM, and appShieldTM are trademarks of GlobalSCAPE, Inc. TappInTM, Now Playing TM, TappIn Secure Share TM, Social Share TM, and Enhanced A La Carte Playlist TM, are trademarks of our wholly-owned subsidiary TappIn, Inc. Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,746	$8,861
Accounts receivable (net of allowance for doubtful accounts of $164 and $170 on March 31, 2012 and December 31, 2011, respectively)	3,648	3,433
CoreTrace receivable	911	761
Federal income tax receivable	267	244
Current deferred tax assets	553	938
Prepaid expenses	284	239

Total current assets	13,409	14,476

Fixed assets, net	1,092	1,067
Long term investments	3,000	3,000
Investment - CoreTrace	2,278	2,278
Intangible assets, net	4,594	4,815
Goodwill	12,712	12,712
Other assets	41	30

Total assets	$37,126	$38,378

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$515	$591
Accrued expenses	948	1,396
TappIn earn out, current portion	3,303	3,303
Long term debt, current portion	1,291	1,276
Deferred revenue	6,325	6,248

Total current liabilities	12,382	12,814

Deferred tax liabilities	68	573
Deferred revenue, non-current portion	1,457	1,383
Other long term liabilities	56	54
TappIn earn out, non-current portion	3,694	3,694
Long term debt, non-current portion	5,394	5,724

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,691,947 issued March 31, 2012 and December 31, 2011	19	19
Additional paid-in capital	13,670	13,478
Treasury stock, 403,581 shares, at cost, at March 31, 2012 and December 31, 2011.	(1,452)	(1,452)
Retained earnings	1,838	2,091

Total stockholders’ equity	14,075	14,136

Total liabilities and stockholders’ equity	$37,126	$38,378

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2012	2011

Operating Revenues:
Software licenses	$2,343	$1,981
Maintenance and support	2,640	2,230
Professional services	329	404
Other	81	29

Total Revenues	5,393	4,644
Operating Expenses:
Cost of revenues	318	369
Selling, general and administrative expenses	4,152	3,194
Research and development expenses	942	785
Depreciation and amortization	316	204

Total operating expenses	5,728	4,552

(Loss) income from operations	(335)	92
Other (expense) income, net	(66)	0

(Loss) income before income taxes	(401)	92
(Benefit) provision for income taxes	(148)	33

Net (loss) income	$(253)	$59

Comprehensive (loss) income	$(253)	$59

Net (loss) income per common share - basic	$(0.01)	$—
Net (loss) income per common share - diluted	$(0.01)	$—
Weighted average shares outstanding:
Basic	18,288	17,943
Diluted	18,288	18,699

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2011	18,691,947	$19	$13,478	$(1,452)	$2,091	$14,136

Tax deficiency from stock-based compensation	—	—	(7)	—	—	(7)

Stock-based compensation expense	—	—	199	—	—	199

Net loss	—	—	—	—	(253)	(253)

Balance at March 31, 2012	18,691,947	$19	$13,670	$(1,452)	$1,838	$14,075

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2012	2011
Operating Activities:
Net income (loss)	$(253)	$59
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense (recoveries)	11	(79)
Depreciation and amortization	316	204
Stock-based compensation	199	258
Deferred taxes	(120)	(48)
Other	10	—
Excess tax deficiency from share-based compensation	7	19
Changes in operating assets and liabilities:
Accounts receivable	(226)	691
CoreTrace receivable	(150)	(298)
Prepaid expenses	(45)	(24)
Federal income tax	(30)	80
Other assets	(11)	(7)
Accounts payable	(76)	290
Accrued expenses	(448)	(583)
Deferred revenues	472	(112)
Other long-term liabilities	(319)	(76)

Net cash (used in) provided by operating activities	(663)	374

Investing Activities:
Purchase of property and equipment	(50)	(29)
Software development costs	(80)	—

Net cash (used in) investing activities	(130)	(29)
Financing Activities:
Tax deficiency from share-based compensation	(7)	(19)
Repayment of notes payable	(315)	—

Net cash (used in) financing activities	(322)	(19)
Net increase (decrease) in cash	(1,115)	326
Cash at beginning of period	8,861	11,087

Cash at end of period	$7,746	$11,413

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2012

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements.” Accordingly, they do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normally recurring accruals) considered necessary for a fair presentation have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we refer to as the 2011 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2011 Form 10-K and in this Report.

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

Significant Accounting Policies

There have been no changes in our significant accounting policies during the three months ended March 31, 2012 from those described in our 2011 Form 10-K. Listed below is a condensed version of the Company’s critical accounting policies.

Principles of Consolidation – The accompanying condensed consolidated financial statements of GlobalSCAPE, Inc. and its wholly-owned subsidiary are prepared in conformity with generally accepted accounting principles in the United States (“U.S.”). All significant intercompany accounts and transactions have been eliminated.

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

Goodwill and Other Intangible Assets – Goodwill and certain indefinite-lived assets are not amortized, but are evaluated at least annually for impairment. The determination of whether the carrying value of goodwill and other intangible assets have been impaired requires the Company to make estimates and assumptions about future business trends and growth. If an event occurs that would cause the Company to revise its estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on the Company’s financial condition or results of operations.

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

For the year ended December 31, 2011, the Company adopted the new guidance per ASU 2011-08 regarding impairment testing as referred to in recent accounting pronouncements. This new guidance provides companies with the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step, quantitative impairment test.

Stock-based Compensation – We account for stock-based compensation by measuring the fair value of the award at the grant date and recognizing expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and measuring volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes – The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Accruals for uncertain tax positions are provided for in accordance with FASB guidance.

Capitalized Software Development Costs – Capitalization of software development costs for external use begins upon the establishment of technological feasibility and ceases when the product is available for general release. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. The Company reviews costs throughout the year and capitalized $80,000 in software development costs in the first quarter 2012, associated with the TappIn product line.

Comprehensive Income – In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income (“AOCI”) in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required for interim periods. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011. These standards had no impact on our first quarter 2012 Condensed Consolidated Financial Statements and related disclosures.

3.	Goodwill and Other Intangible Assets

As of March 31, 2012, GlobalSCAPE had goodwill of approximately $619,000 associated with the acquisition of Availl, Inc. in 2006 and approximately $12.1 million associated with the acquisition of TappIn, Inc. in 2011. No events occurred during the three months ended March 31, 2012 that would have been considered a triggering event under current accounting guidance and require an impairment test as of that date.

Intangible assets represent amounts acquired in the acquisition of Availl and TappIn, and consisted of the following as of March 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Software-Availl	$1,775	$(1,642)	5
Customer List-Availl	180	(162)	5
Patent-Availl	7	(4)	18
Customer Relationship-TappIn	1,863	(62)	10
Developed Technology-TappIn	2,771	(132)	7

Total	$6,596	$(2,002)

Estimated Amortization Expense
For remainder of 2012		$587
For the Year-ended 12/31/2013		583
For the Year-ended 12/31/2014		583
For the Year-ended 12/31/2015		583
For the Year-ended 12/31/2016		583
Thereafter		1,675

Total		$4,594

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was approximately $221,000 and $75,000 for each of the three months ended March 31, 2012 and March 31, 2011. No events occurred during the three months ended March 31, 2012 that would have caused the Company to evaluate the need to record an impairment.

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

In connection with the acquisition of TappIn, the Company entered into two loan agreements dated December 2, 2011 with The Bank of San Antonio for $4 million and $3 million, respectively. The notes executed in connection with these agreements each have a term of five years and require monthly principal and accrued interest installment payments of $75,028 and $55,589, respectively. The notes have fixed interest rates of 4.75% on the $4 million note and 4.25% on the $3 million note. The $4 million note is collateralized by substantially all of the assets of the Company. The $3 million note is secured by a $3 million Certificate of Deposit through The Bank of San Antonio. The notes may be prepaid without penalty. In conjunction with these notes, beginning on January

1, 2012, the Company is required to comply on a quarterly basis, with a liquidity maintenance covenant. This covenant requires the Company to maintain a quarterly minimum in unencumbered liquid assets of $4 million during 2012. This liquid asset requirement reduces to $3.2 million in 2013 and $2.2 million in 2014. The Company was in compliance with this covenant as of March 31, 2012.

Scheduled future principal payments under the loan agreements as of March 31, 2012, are as follows: (in thousands):

Years Ending December 31	Estimated Principal
2012	$961
2013	1,335
2014	1,397
2015	1,462
2016	1,530

Total	$6,685

6.	Stock-Based Compensation

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors.

Approximately $198,658 and $258,000 of compensation cost related to stock options and restricted stock awards were recognized in operating results in the three months ended March 31, 2012 and 2011, respectively.

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

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The following table sets forth the assumptions used to determine compensation cost for our stock options:

	Three-months ended March 31, 2012	Three-months ended March 31, 2011
Expected volatility	68%	77%
Expected annual dividend yield	0	0
Risk free rate of return	1.1%	2.5%
Expected option term (years)	6	6

The following table summarizes information about stock option activity for the three months ended March 31, 2012:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2011	4,058,320	$1.91	6.39	$0.54
Granted	212,000	1.76
Exercised	—	—
Forfeited	170,085	2.06

Outstanding at March 31, 2012	4,100,235	$1.90	6.27	$1.35

Exercisable at March 31, 2012	2,407,029	$1.88	6.27	$1.10

The weighted average fair value of options granted during the three months ended March 31, 2012 was $0.88. There were no options exercised during the three months ended March 31, 2012 resulting in total intrinsic value of options exercised and the amount of cash received from the exercise of stock options of zero.

At March 31, 2012, there was approximately $1.5 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.26 years.

Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan allows for the issuance of either stock options or restricted stock awards. Restricted stock awards for 80,000 and 53,420 were granted in accordance with the terms of the plan in June 2011and 2010, respectively.

The fair value of stock awards is based upon the market price of the underlying common stock as of the date of grant. Stock awards are amortized over their applicable vesting period, one year, using the straight-line method.

The following table summarizes information about stock awards activity for the three months ended March 31, 2012:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2011	80,000	2.16
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2012	80,000	$2.16

At March 31, 2012, there was approximately $29,663 of total unrecognized compensation cost related to stock awards which is expected to be recognized over a weighted-average period of 2 months.

7.	Warrants

On November 13, 2006, the Company entered into a securities purchase agreement with accredited investors and granted warrants to purchase 1,352,000 shares of our common stock to the investors with an exercise price of $3.15 per share. The warrants have a 5-year term and are exercisable until May 2012.

8.	Earnings per Common Share

The components of earnings per share are as follows (in thousands except per share amounts):

	Three months ended March 31,
	2012	2011
Numerators
Numerators for basic and diluted earnings per share:
Net income	$(253)	$59

Denominators
Denominators for basic and diluted earnings per
Weighted average shares outstanding basic	18,288	17,943

Dilutive potential common shares
Stock options and awards (1)	0	755
Common stock warrants (2)	—	—
Denominator for dilutive earnings per share	18,288	18,699
Net income (loss) per common share – basic	($0.01)	$0.00
Net income (loss) per common share – diluted	($0.01)	$0.00

(1)	For the three months ended March 31, 2012, 578,331 options were not included in dilutive shares, as the effect would have been anti-dilutive. For the three months ended March 31, 2011, 92,524 options were not included in dilutive shares, as the effect would have been anti-dilutive.
(2)	For the three months ended March 31, 2012 and 2011, no warrants were included in dilutive shares, as the effect would have been anti-dilutive.

9.	Commitments and Contingencies

GlobalSCAPE has been named as one of a number of defendants in two different patent infringement suits. The first was filed by Content Delivery Solutions LLC in the United States District Court for the Western District of Texas Austin Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses products or services for resuming interrupted transmission of a file over a network. The second was filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses product activation functionality. While GlobalSCAPE believes that it has meritorious defenses to plaintiffs’ claims in each of these cases and intends to defend the lawsuits vigorously, it is early in its process and it is not possible to reasonably determine the outcome of these suits. Accordingly, it is not possible at this time to assess whether or not we need to reserve for potential settlements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2011 Form 10-K and other documents filed with the Securities and Exchange Commission. GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

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

We operate primarily in the Managed File Transfer, or MFT, industry. Our MFT products ensure the privacy of critical information such as financial data, medical records, customer files and other similar sensitive documents. In addition, these products ensure compliance with many government and commercial regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. In recent years we have added managed e-mail attachment, software-as-a-service (“SaaS”), and cloud-based subscription offerings to our solution portfolio and announced ongoing development of an innovative application control solution, known as appShield.

Most recently, in December 2011, we entered the secure content mobility market with the acquisition of TappIn, Inc. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and endpoint security to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content.

Through these solution additions, we are continuing our evolution from an “MFT company” into adjacent solution spaces applicable to Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security and data recovery solutions). The TappIn solution is particularly applicable to Total Path Security because it allows users to securely access and share content without requiring that such content be pre-staged in a cloud environment or otherwise relocated from existing storage.

Key Business Metrics

As described in our Annual Report Form 10-K for the year ended December 31, 2011, which we refer to as the 2011 Form 10-K, we review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The measures that we believe are the primary indicators of our performance are:

•	Revenue Growth;

•	Recurring Revenue Growth;

•	Aggregate Contract Value; and

•	Adjusted EBITDA.

Revenue Growth. Since 1996, we have transitioned from a consumer products company (mostly focused on CuteFTP) to an enterprise solutions provider with growing revenue contribution from cloud-based solutions and professional services. We have grown revenue consistently throughout this transition, even as revenue from our consumer products declined from more than 50 percent of revenue as recently as 2005 to less than 10 percent today. We believe our ability to sustain revenue growth while continuing our business transformation is the most significant metric for our business.

Although we often have grown revenue sequentially, quarter over quarter, in recent years we view annual revenue growth as the more important metric, especially considering the ongoing evolution of our solution portfolio. We believe annual “core” revenue growth, excluding very large, exceptional deals, is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, and especially with the addition of subscription services, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends and adjust resource allocations. We believe there is a clear market trend toward increasing adoption of cloud-based solutions and we believe establishing traction in this market segment with our cloud based managed solutions (MIX and Hosted EFT Server) is a significant factor in our continued ability to grow revenue in future years.

As detailed below in the discussion of our results of operations, revenue grew by approximately 16.1% for the three months ended March 31, 2012 versus the same period in 2011.

Recurring Revenue Growth. Recurring revenue includes revenue recognized from our M&S contracts, managed and hosted solutions, and other subscription services such as TappIn by GlobalSCAPE. Maintenance and support contracts for our products are sold for fixed periods of time and are typically for one year, although some agreements are for longer terms. We recognize revenue from these agreements on a monthly basis over the life of the contract. Managed and hosted solutions, such as MIX and Hosted EFT Server, are sold as one, two, or three-year subscriptions, with the services invoiced and recognized on a monthly basis. TappIn subscriptions typically are sold for one-year terms, with the revenue also recognized on a monthly basis.

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

Recurring revenue continued to grow during the quarter as compared to the same period in 2011. As stated in our 2011 Form 10-K, an increase in deferred revenue indicates both growth in our installed base and satisfaction with our products and our maintenance and support services. At March 31, 2012, deferred revenue was $7.8 million, an increase of $1.2 million, or approximately 19%, over the balance at March 31, 2011. In addition, sales of our cloud-based managed solutions, continued to grow during the quarter, reaching more than $1 million in total contracted services since the launch of this line of business in the second half of 2010. This line of business has achieved increasing momentum, with more than 35 percent of the total sales since inception occurring in the first quarter of 2012 alone. These sales increasingly will factor into additional recurring revenue in future periods.

Aggregate Contract Value Growth. Aggregate contract value (or “ACV”) is the sum of:

1.	Deferred Revenue carried on the balance sheet (e.g., from maintenance and support and professional services), plus

2.	Subscription services, remaining MAT contract payments, and any other non-cancellable contracted sales that have not yet been recognized into revenue or carried on the balance sheet as deferred revenue.

Our ACV results from sales of certain managed solutions and professional services. Specifically, managed solutions contribute to ACV when they are sold and subsequently invoiced on a monthly basis (rather than invoiced in their entirety in advance). The McLane Advanced Technologies professional services contract also contributes to ACV because we submit invoices to the customer monthly, as the services are delivered and recognizable into revenue. We have grown ACV from $7.6 million at March 31, 2011 to approximately $8.9 million as of March 31, 2012. This growth in ACV results from continued increases in deferred revenue, plus considerable growth in subscription services. We expect ACV may grow in future periods as we increase sales and renewals of maintenance and support contracts and sales of managed solutions, and possibly receive additional long-term professional services contracts (or the customer exercises the last option year on the MAT contract).

ACV is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for deferred revenue, however management uses this metric to assess the effectiveness of sales and business development activities, and how that effectiveness will factor into future revenue. We have maintained increased visibility into ACV in recent years because, with the addition of subscription services and increased sales of professional services, we believe sales growth may significantly outpace revenue growth in the near term. ACV, together with recurring revenue and deferred revenue trends, provides greater insight into how bookings will factor into revenue over specific periods. The following is a reconciliation of ACV to deferred revenue at March 31, 2012 (in thousands):

	March 31,
	2012	2011
Deferred Revenue	$7,782	$6,503
Subscription services + MAT contract payments + Other non-cancellable contracted sales not recognized as revenue or recorded as deferred revenue	1,110	1,092

Total ACV	$8,892	$7,595

Adjusted EBITDA

Management utilizes Adjusted EBITDA or Earnings Before Interest, Taxes, Total Other Income (Expense), Depreciation, and Amortization and Stock-based compensation expense to monitor spending and profitability of the Company. We monitor and review selling, general, and administrative (“SG&A”) and R&D expenses to assess conformance with established budget expectations and identify specific variances. Identifying and, if necessary, addressing variances above budget is important for the very clear purpose of staying within budget ceilings. However, even variances below budget may indicate imbalances in resource allocations or deviation of operating activities from established expectations. We have increased SG&A expenses in recent years, primarily to enhance our executive team and make other investments necessary to grow our business. Similarly, we have sustained our R&D investments to provide a continuing basis for specifying and developing new solutions like our recently announced cloud-based offerings and appShield.

Adjusted EBITDA declined to $180,000 in the first quarter of 2012, from $555,000 in the same period last year. This decline was primarily the result of increased operating expenses associated with the TappIn acquisition. We expect adjusted EBITDA to increase in the second half of 2012 as we achieve additional market traction with the TappIn solution and as our total revenue continues to increase.

Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States (“GAAP”) and should not be considered a substitute for net income. We define Adjusted EBITDA as Net Income, plus Income Taxes, Total Other Income (Expense), Depreciation and Amortization, and stock-based compensation expense. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, Adjusted EBITDA should not be considered in isolation, or as a substitute for net income or other income statement data prepared in accordance with GAAP. The following is a reconciliation of Adjusted EBITDA to net income for the periods indicated (in thousands):

	Quarter Ended
	March 31, 2012	March 31, 2011
Net Revenue	$5,393	$4,644

(Loss) income from operations	$(335)	$92

Net (loss) income:	$(253)	$59
Plus: Income tax (benefit) provision	(148)	33
Plus: Total other expense	66	0
Plus: Depreciation and amortization	316	204
Plus: Stock-based compensation expense	199	259

Adjusted EBITDA	$180	$555

.

Products and Solutions

The following is a brief description of our products and solutions:

Managed File Transfer Solutions — Our MFT solutions are best known for the CuteFTP product line. They primarily consist of products that help users securely move and copy files on the Internet. FTP, along with more secure protocols such as SFTP, FTP/S, and HTTP/S, requires two software programs: a client program to start a transfer and a server program to accept the connection. Our MFT product line includes CuteFTP Pro, CuteFTP Home, CuteFTP Lite, CuteFTP Mac, and Enhanced File Transfer Server. A substantial portion of our revenues is derived from licensing our file management products, especially Enhanced File Transfer Server. We have continued to develop new versions of Enhanced File Transfer Server that, for example, deliver additional security and visibility features, along with improved workflow tools. Other recent enhancements in Enhanced File Transfer Server include two-factor authentication, enhanced visibility and monitoring of file transfers passing through the server, support for IPv6, and additional security enhancements.

Wide-Area File Services and Continuous Data Protection Solutions — Our Wide Area File Services, or WAFS, software is a true wide area file solution that enables accelerated collaboration across multiple sites, while reducing network bandwidth requirements. With WAFS software, customers can implement instant file-sharing and server-to-server mirroring across multiple sites, with full coherency at near-LAN access speeds. Continuous, real- time multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization, no matter where a change in any file is made. The data is mirrored between servers on the LAN, virtual private network, or across firewalls in real time, with full support for file locking ensuring coherency. Our WAFS product ensures bandwidth-efficient WAN utilization, and that users have access to the most recent data. WAFS technology can have our Continuous Data Protection, or CDP, product added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restore, as well as the ability to perform point-in-time snapshots. During 2011, we released Version 4 of our WAFS software. This new version of WAFS features improved support for current Windows operating systems, a redesigned and intuitive user interface, and compatibility for Unicode character sets which are encountered more frequently in international sales opportunities. WAFS now also includes Local Sync, a new feature that allows users to rapidly synchronize data while also simplifying implementation.

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

Endpoint Security Solution — During 2011, we announced ongoing development of appShield, a consumer endpoint security solution to protect computers against the rapid growth of viruses and other malicious software. The appShield solution is based on proven enterprise-level application whitelisting technology from CoreTrace Corporation, the recognized leader in dynamic and client-based application whitelisting. Unlike traditional “blacklisting” solutions, such as antivirus software, that attempt to detect and remove infected files and applications running on a computer, whitelisting allows users to lock servers, personal computers, and other devices into a known, trusted state and allows only approved applications to run. By ensuring that only approved applications can run, appShield automatically blocks unauthorized applications—including viruses and rogue applications that may have been inadvertently downloaded from email, websites, or social media, for example. The appShield solution continues in the development and testing phases of the software development lifecycle. We have delayed the release of appShield into 2012 to address feedback obtained earlier during testing and evaluation.

Data Backup and Recovery Solution — In 2011, we announced development of CuteBackup, a data backup and recovery software solution for the consumer and SMB markets. CuteBackup is powered by Paragon Software Group’s Backup and Recovery 10 Suite. The CuteBackup product became available for download and purchase in July 2011, as part of our roadmap for developing and integrating solutions consistent with our previously communicated Total Path Security framework.

Maintenance and Support —We offer maintenance and support, or M&S, contracts for all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of our M&S contract. Standard technical support services are provided via e-mail and telephone during our regular business hours. Optionally, for Enhanced File Transfer Server Enterprise and WAFS software, we also offer a Platinum M&S contract which provides access to emergency technical assistance 24 hours- a-day, 7 days-a-week.

GlobalSCAPE Managed Solutions — Through a partner agreement with Rackspace Hosting, Inc. (“Rackspace”), we deliver cloud-based managed file transfer solutions for the secure exchange of business-to-business data, including large files and sensitive data. These subscription-based solutions include hosted and fully-managed offerings tailored for the SMB market and large enterprises. Our Managed Information Xchange, or MIX, service is a GlobalSCAPE-managed solution for companies seeking complete support for the contracted services. The tiered service, delivered through Rackspace’s infrastructure, allows customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. Available solution tiers range from trial and proof-of-concept implementations to enterprise-scale managed services. Info Security Products Guide has recognized MIX as the winner of the 2011 Global Excellence Award in the Cloud category. The 2011 Global Excellence Awards attracted entries from all over the world, and more than 50 judges from a broad spectrum of industries determined the winners. During 2011, we announced availability of our Hosted Enhanced File Transfer Service. This service expands our cloud-based solution portfolio by integrating a hosted version of our market-leading Enhanced File Transfer Server solution with infrastructure from Rackspace . This scalable and tiered service is structured for the SMB market, and allows customers of all sizes to outsource all or part of their secure information exchange needs at affordable price points. The Hosted EFT Server Service offering delivers these capabilities and benefits while allowing direct customer management of the Enhanced File Transfer Server solution (as contrasted with the fully managed MIX service).

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

Secure Content Mobility Solution — In December 2011, we announced that we had acquired TappIn, Inc. The TappIn by GlobalSCAPE service solves a real problem that millions have today—how to easily and securely access and share documents, pictures, videos and music anytime, anywhere. From the office, at home, or on the road, customers can “Tapp In” to their files, stored in multiple locations, using any web browser and most Internet-enabled mobile devices (including Apple iPhone and iPad, Google, Android and Windows Phone, and most recently, Kindle Fire). TappIn removes the need for uploading, syncing, or paying for additional cloud storage. Instead, the TappIn service securely accesses the user’s existing storage devices, allows sharing files of any size, and provides encryption to safeguard content. The innovative TappIn by GlobalSCAPE service incorporates elements of on-premises software, cloud, and SaaS delivery models. Unlike remote access products that consume mass amounts of storage, TappIn makes content available through a secure cloud pathway, thereby allowing users access to their storage location, wherever that may be. TappIn’s unique cloud access portal means users can obtain content without having to download, save, and manage it on their mobile device. This method of delivery not only saves storage space, it ensures content remains secure and private on the user’s home or work computer or other storage device. TappIn has won numerous awards and accolades from leading industry authorities. In December 2011, TappIn was selected as a Red Herring 2011 Top 100 Global award recipient, a prestigious recognition honoring the year’s most audacious and far reaching private technology companies and entrepreneurs from across the globe. Most recently, in February 2012, the TappIn solution was recognized by Info Security Products Guide as a Global Excellence Award winner in the Software as a Service (SaaS)/Cloud Solutions category.

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

Outlook

We believe that the future success of our business will be dependent upon our ability to:

•	Enter and establish leadership in broader information exchange markets while maintaining leadership in the MFT industry;

•	Grow recurring revenue;

•	Develop and enhance our software solutions;

•	Enter and extend our presence in the endpoint security market;

•	Increase international and channel sales;

•	Grow our government sales; and

•	Develop our corporate brand and market recognition

Enter and Establish Leadership in Information Exchange Markets. We have been in the leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer for the past two years in which Gartner has prepared this report. Gartner has stated that the MFT market is approximately $500 million to $550 million. With MFT capabilities increasingly being integrated into business-to-business (“B2B”) gateway, data integration, service oriented architecture, and other technical solutions, the need to keep evolving our solutions and entering adjacent markets is clear. We believe the market will continue shifting toward consideration of MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes. Our entry into the multi-billion dollar cloud services and endpoint security markets reflects strategic broadening of our solution applicability. We also have considerably enhanced our professional services capabilities in recent years. More customers are contracting for our professional services and seeking repeat consulting engagements to support their business operations. The persistent business presence allowed by our cloud-based subscription services is a strategic development that we believe will reinforce this trend.

Grow Recurring Revenue. Recurring revenue includes M&S contracts and subscriptions for our cloud-based managed and hosted solutions. In the broadest sense, delivery of labor hours on long-duration professional services contracts also fits within this growth strategy because such “contracted sales” provide a book of sold business that will be recognized into revenue in future periods, with some revenue from these labor contracts potentially visible even two or three years in the future. We believe increasing recurring revenue provides greater predictability of revenue in future periods and a stronger hedge against future business (or broader economic) downturns. Our recurring revenue, primarily in the form of M&S contracts and the MAT professional services delivery, grew to $2.6 million in the first quarter of 2012, up from $2.2 million in the first quarter of 2011.

Continue to enhance and develop our solutions. We have allocated significant resources to enhancing and developing our solutions in recent years. This strategic focus has delivered substantially more capable releases of our WAFS, Mail Express, and Enhanced File Transfer Server solutions, plus our cloud-based offerings and professional services. We intend to maintain our focus on developing our solution portfolio and, as appropriate, enhancing our existing solutions. Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisition. For example, since 2010, we have announced development of several new solutions, including MIX, Hosted Enhanced File Transfer Server, appShield and CuteBackup. Most recently, in December 2011, we acquired TappIn to enter the market for secure content mobility solutions.

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

Increase Coverage through International and Channel Sales. We have added several channel partners in recent years and also organized our sales force and associated sales processes, to more effectively support our partner network worldwide. Channel partners resell, distribute, or integrate our solutions, thereby providing us with additional opportunities to penetrate deeper into existing markets and enter new sales territories. Channel sales also can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. Achieving additional traction in new sales territories potentially can increase our sales in future years, considering we derived 87.8 percent of our sales from just the United States, United Kingdom, Canada, South Africa and Australia in the first quarter of 2012. As part of our strategy, we continually identify and certify strategic partners to cover growing markets.

Grow Enterprise and Government Sales. GlobalSCAPE does business with thousands of businesses around the world. We provide solutions to some of the world’s largest banks, insurance companies, healthcare providers, automakers and film companies. Our intention is to continue to penetrate large enterprise firms with our expanding solutions and services. Government sales, particularly large contracts from the U.S. Army, have had a significant positive impact on our growth and market image since 2007; however, these large contracts also have caused significant swings in our financial results. We are focused on more deliberate growth in government sales, including software and associated services, potentially augmented by occasional large product orders. Our current engineering services activities in support of the SAMS-E contract are part of this long-term focus. We may obtain, sustain, or update government certifications as necessary to compete in this sector. For example, we have received Federal Information Processing Standards (“FIPS”) 140-2 validation of the GlobalSCAPE Cryptographic Module embedded in Enhanced File Transfer Server. In addition, Enhanced File Transfer Server Version 6 and the latest version of CuteFTP Pro received the Certificate of Networthiness from the U.S. Army Network Technology Command during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions.

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

Liquidity and Capital Resources

The Company has a strong working capital position resulting from net profits from operations over 28 of the last 32 quarters. At March 31, 2012, our net working capital position was approximately $1.0 million. The primary component of current liabilities at March 31, 2012 was $6.3 million of deferred revenues which will be recognized over the remaining term (generally one to twelve months) of the maintenance and support contracts. At March 31, 2012, our principal commitments consisted of notes payables of $6.7 million, the TappIn earn out of $7 million, obligations outstanding under operating leases as well as royalty agreements with third parties and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods and may also use our cash to license or acquire technology, products, or businesses. At March 31, 2012, we had $7.7 million of cash available in a depository account.

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

As in 2010 and 2011, the Board of Directors has determined that the Company should continue to concentrate on increasing revenues in 2012 and subsequent years. This has entailed and will continue to entail, increased spending on research and development, personnel, partner relationships and public relations. It is expected that these investments would decrease net income and earnings per share in the current year, but would help provide for future revenue growth in 2012 and beyond.

Net cash (used in) provided by operating activities for the three months ended March 31, 2012 and 2011 was approximately ($663,000) and $374,000, respectively. The increase in net cash used in operating activities in 2012 was due to a net loss of $253,000, and decreases in accrued expenses of $448,000 and other long-term liabilities of $319,000. These decreases were offset by an increase in accounts receivable of $226,000.

Net cash used in investing activities for the three months ended March 31, 2012 and 2011 was approximately $130,000 and $29,000, respectively. Cash used in investing activities in 2012 included equipment purchases and capitalized software developments costs, while in 2011 it only included equipment purchases.

Net cash used in financing activities during the three months ended March 31, 2012 and 2011 was approximately $322,000 and $19,000 respectively. Cash used in financing activities in 2012 was primarily for the repayment of notes payable related to the TappIn acquisition.

Loan Agreements

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

The Loan Agreements contain customary covenants including covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. GlobalSCAPE and its subsidiaries are also prohibited from selling any of their assets other than in the ordinary course of business, acquiring any other entities, changing the types of business they are engaged in, incurring indebtedness other than that permitted by the Loan Agreements, incurring any liens on their assets other than those permitted by the Loan Agreements, making certain investments or paying any dividends on, or acquiring, any shares of their capital stock. The Loan Agreements contain three financial covenants. GlobalSCAPE and its subsidiaries must maintain:

•	Debt Service Coverage (defined as net income+depreciation+interest+non-cash charges divided by the current portion of long-term debt +interest) of 1.25 beginning the first quarter of 2013;

•	Debt to tangible net worth of 4.0 :1 beginning the first quarter of 2013; and

•	Liquid assets (cash and marketable securities) of $4.0 million beginning in the first quarter of 2012 and decreasing to $3.2 million in 2013 and $2.2 million in 2014.

The Loan Agreements also contain customary events of default including the failure to make payments of principal and interests, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

Contractual Obligations

At March 31, 2012, our principal commitments consisted of obligations outstanding under loan arrangements, operating leases as well as royalty agreements with third parties, federal income tax and trade accounts payable. The commitments related to royalty agreements are contingent on sales volumes. In February 2012, we entered into a new lease for office space in our Seattle office. We plan to continue to expend significant resources on product development in future periods and may also use our cash to acquire or license technology, intellectual property, products or businesses related to our current business strategy.

The following table summarizes our contractual obligations at March 31, 2012, consisting of future minimum payments under operating leases:

	Payments Due by Fiscal Year
	2012	2013 - 2015	2016 - 2018	2019 and thereafter	Total
Contractual Obligations
Building Leases	$369	$1,300	$1,041	$116	$2,826
Equipment Leases	1				1
Long term Debt	1,172	4,686	1,572		7,430

	$1,542	$5,986	$2,613	$116	$10,257

Comparison of the Three Months ended March 31, 2012 and 2011 ($ in thousands)

	Three Months ended March 31,
	2012	2011	$ Change	% Change
Total revenues	$5,393	$4,644	749	16.13%
Cost of revenues	318	369	(51)	-13.82%
Selling, general and administrative expenses	4,152	3,194	958	29.99%
Research and development expenses	942	785	157	20.00%
Depreciation and amortization	316	204	112	54.90%

Total operating expenses	5,728	4,552	1,176	25.83%

(Loss) income from operations	(335)	92	(427)	-464.13%
Other (expense)	(66)	—	(66)
Income tax (benefit) expense	(148)	33	(181)	-548.48%

Net (loss) income	$(253)	$59	(312)	-528.81%

Revenue. We derive our revenue primarily from sales of our software licenses and from maintenance and support, professional services and subscription-based offerings. Software license revenue primarily consists of revenue from sales of our enterprise solutions, such as Enhanced File Transfer Server and WAFS, and is typically recognized upon shipment and maintenance and support revenue includes unspecified software license updates and product support. Maintenance and support revenue is recognized ratably over the contractual period, which is typically one year, but can be up to three years. Professional services revenue includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as the services are performed. In addition, we have added subscription revenues related to the sales of our Managed Information Exchange (MIX) and Hosted Enhanced File Transfer (Hosted EFT Server) managed solutions. Subscription revenue is recognized on a monthly basis as the services are billed over the contract period, which ranges from one to three years.

For the three months ended March 31, 2012, total revenues increased by approximately $749,000 or 16.1% from the same quarter in 2011. The increase in revenues was largely due to an increase in maintenance and support renewal sales, an increase in EFT Server Enterprise licenses revenue, and an increased contribution from managed solutions.

The following table reflects revenue by product ($ in thousands) including the related maintenance and support ($2,640, or 49.0 % of revenue in 2012 and $2,230, or 48.0% of revenue in 2011) for each product:

	Revenue for the Three Months ended March 31,
Product	2012		2011
EFT Server Enterprise	$3,269	60.6%	$2,598	55.9%
EFT Server	891	16.5%	889	19.1%
CuteFTP Professional	238	4.4%	280	6.0%
CuteFTP Home	48	0.9%	61	1.3%
Wide Area File Services/CDP	425	7.9%	348	7.5%
Professional Services	329	6.1%	404	8.7%
Other	193	3.6%	64	1.4%

Total Operating Revenues	$5,393	100.0	$4,644	100.0

Sales of our EFT Server Enterprise and EFT Server products increased approximately $673,000 or 19.3% for the quarter. These products represented approximately 77% of our total revenues in the three months ending March 31, 2012 as compared to 75%, in the same period in 2011. The increase of approximately $671,000 in EFT Server Enterprise revenue was due to normal variations in deal mix during the quarter including our ability to close larger sales in a more efficient manner.

Revenues from the CuteFTP Home and CuteFTP Professional products decreased by $55,000 or 16.1% in the quarter ended March 31, 2012, as compared to the same period in 2011, and accounted for approximately 5.3% and 7.3% of total revenues for the three months ended March 31, 2012 and 2011, respectively. This decline continues the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenues, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets. However we intend to release a new version of CuteFTP in 2012. This new version may slow, or even reverse, the recent decline in CuteFTP revenue.

Sales of our WAFS and CDP software increased $77,000 or 22.1% for the quarter. The WAFS and CDP products are largely used by architecture, engineering, and construction firms to transfer large files between offices. The increase was largely due to an increase of approximately $60,000 in new license revenue as a result of the release of Version 4 of WAFS in 2011. WAFS and CDP software accounted for approximately 7.9% of total revenue for the first quarter of 2012 compared to 7.5% for the same period in 2011.

Professional services decreased by $75,000 or 19% for the quarter. This decrease was due to a slight reduction in our level of participation on the MAT contract, as compared to the previous year. Our level of participation in the MAT contract may continue to change during the U.S. Government’s FY2012 depending on a variety of factors, including availability of government budget authorization for the SAMS-E program and our evolving work share of the contract. However, we believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with news sales of our enterprise solutions and as we renew service agreements with customers.

Products and services included in “Other” revenue, increased by $129,000, or 202%, for the quarter. This category primarily consists of Mail Express, MIX, and Hosted EFT Server sales. Other revenue accounted for 3.6% for the first quarter of 2012 compared to 1.4% for the same period in 2011. The increase in “Other” revenue was largely due to an increase in MIX and Hosted EFT Server revenue. Mail Express revenue also increased compared to the same period in 2011. We believe the MIX and Hosted EFT Server revenue increases are particularly significant as they reflect the growing trend toward cloud based rather than installed solutions. In addition, these subscription services contribute to aggregate contract value and provide a predictable revenue stream in future periods.

Our maintenance and support revenues for the quarter increased by 18.4% from $2.2 million in 2011 to $2.6 million in 2012, accounting for more than 49.0% of revenue in the quarter. This increase was a result of higher maintenance and support sales (including renewals). The increase also reflects increased sales of our Platinum Support services, which provide after-hours support and other benefits to customers contracting for this level of service instead of our standard support services. As our enterprise products become a larger portion of our total revenues, we believe maintenance and support revenues will continue to increase. However, if sales of our on-premise enterprise products decrease, then new sales of maintenance and support contracts will decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, travel expenses associated with professional services delivery and cost of goods sold. Cost of revenues decreased by approximately 13.8% from $369,000 in the first quarter of 2011 to $318,000 in 2012. This decrease was largely due to a decrease in royalties of $25,000 and other cost of goods sold of $41,000. The decrease in other cost of goods sold was primarily from labor costs associated with the professional services performed on the MAT contract. These decreases were offset by a $7,500 increase in hosted server expenses. The hosted server expenses are associated with the MIX and Hosted EFT Server solution which launched in July, 2010 and February 2011, respectively.

Selling, General and Administrative. Selling, general, and administrative expenses as a percentage of revenue were 77% in the first quarter of 2012 as compared to 69% in the same period last year. The net increase in selling, general, and administrative expenses of approximately $958,000 or 30% was primarily caused by the inclusion of approximately $448,000 in TappIn SG&A expenses in the first quarter of 2012, where none were included in the same period of 2011. Other increases in SG&A related to commission expense, legal fees, accounting fees, and bad debt expense was offset by decreases in compensation expense, consulting fees, and advertising expense.

Commission expense increased $119,000 due to an increase in sales. Legal fees increased by $77,000 in 2012 as compared to the same period in 2011 due to additional work performed on the securities filings. Accounting fees increased by $78,000 due to additional audit work performed on the yearend audit and review of the 10-K. Bad debt expense increased $90,000 in the first three months of 2012 as compared to the same period in 2011 due to increased sales and an increased accounts receivable balance.

Compensation expense decreased by $73,000 due to stock option forfeitures in the first quarter of 2012 as compared to none in the same period for 2011. Consulting fees were higher in 2011 by $36,000 due to our use of outside consulting to assist with government sales which we no longer use in 2012. Advertising decreased by $30,000 due to the continued optimization of Google search ads. We have continued to reduce the amount that we spend on search items without affecting the amount of sales leads that are generated by the search results.

Research and Development. The increase in research and development expenses of approximately $157,000 was mainly due to the inclusion of TappIn R&D expenses in the first quarter of 2012, where none were included in the same period of 2011. External research and development increased by approximately $40,000 and was mainly due to expenses related to WAFS testing. In the first quarter of 2012, the Company capitalized $80,000 in software development costs associated with its TappIn product line, while no software development costs were capitalized in the first quarter of 2011.

Depreciation and Amortization. Depreciation and amortization expense consists of depreciation expense related to our fixed assets and amortization of intangible assets. Depreciation and amortization increased in the first quarter of 2012 by $112,000 when compared to the same period in 2011. This increase is mainly due to the intangible asset amortization relating to the TappIn acquisition.

Income Taxes. Our consolidated effective tax rates were (36.9)% and 35.9% for the three months ended March 31, 2012 and 2011, respectively. The effective tax rate decrease in the first quarter of 2012 as compared to the same period in 2011 was due to a net loss in 2012.

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

During the three months ended March 31, 2012, approximately 30% of our sales came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Interim Principal Financial and Accounting Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part  II. Other Information

Item 1.	Legal Proceedings

GlobalSCAPE has been named as one of a number of defendants in two different patent infringement suits. The first was filed by Content Delivery Solutions LLC in the United States District Court for the Western District of Texas Austin Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses products or services for resuming interrupted transmission of a file over a network. The second was filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses product activation functionality. While GlobalSCAPE believes that it has meritorious defenses to plaintiffs’ claims in each of these cases and intends to defend the lawsuits vigorously, it is early in its process and it is not possible to reasonably determine the outcome of these suits. Accordingly, it is not possible at this time to assess whether or not we need to reserve for potential settlements.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2011 Form 10-K which could materially affect our business, financial condition or future results. The risks described in our 2011 Form 10-K are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Interim Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

May 14, 2011	By:	/s/ Desiree Smith
Date		Desiree Smith
Controller and Interim Principal Financial and Accounting Officer