Form 10-Q
period 2012-06-30
GLOBALSCAPE INC
filed 2012-08-13
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2012

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

As of August 3, 2012, there were 18,386,316 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2012

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

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share amounts)

	June 30, 2012	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,132	$8,861
Accounts receivable (net of allowance for doubtful accounts of $114 and $170 on June 30, 2012 and December 31, 2011, respectively)	4,338	3,433
CoreTrace receivable	911	761
Federal income tax receivable	481	244
Current deferred tax assets	621	938
Prepaid expenses	238	239

Total current assets	13,721	14,476

Fixed assets, net	1,240	1,067
Long term investments	3,000	3,000
Investment - CoreTrace	2,278	2,278
Intangible assets, net	4,373	4,815
Goodwill	12,712	12,712
Other assets	41	30

Total assets	$37,365	$38,378

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$326	$591
Accrued expenses	1,311	1,396
TappIn earn out, current portion	3,303	3,303
Long term debt, current portion	1,305	1,276
Deferred revenue	6,588	6,248

Total current liabilities	12,833	12,814

Deferred tax liabilities	84	573
Deferred revenue, non-current portion	1,447	1,383
Other long term liabilities	58	54
TappIn earn out, non-current portion	3,694	3,694
Long term debt, non-current portion	5,064	5,724

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,789,897 and 18,691,947 issued June 30, 2012 and December 31, 2011, respectively	19	19
Additional paid-in capital	13,920	13,478
Treasury stock, 403,581 shares, at cost, at June 30, 2012 and December 31, 2011.	(1,452)	(1,452)
Retained earnings	1,698	2,091

Total stockholders’ equity	14,185	14,136

Total liabilities and stockholders’ equity	$37,365	$38,378

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Operating Revenues:
Software licenses	$2,541	$2,866	$4,885	$4,857
Maintenance and support	2,611	2,281	5,251	4,504
Professional services	411	523	739	927
Other	139	40	220	66

Total Revenues	5,702	5,710	11,095	10,354
Operating Expenses:
Cost of revenues	313	529	631	898
Selling, general and administrative expenses	4,243	3,511	8,395	6,706
Research and development expenses	897	762	1,839	1,547
Depreciation and amortization	321	193	637	397

Total operating expenses	5,774	4,995	11,502	9,548

(Loss) income from operations	(72)	715	(407)	806
Other (expense) income, net	(61)	13	(127)	13

(Loss) income before income taxes	(133)	728	(534)	819
(Benefit) provision for income taxes	7	257	(141)	290

Net (loss) income	$(140)	$471	$(393)	$529

Comprehensive (loss) income	$(140)	$471	$(393)	$529

Net (loss) income per common share -
Basic	$(0.01)	$0.03	$(0.02)	$0.03
Diluted	$(0.01)	$0.03	$(0.02)	$0.03

Weighted average shares outstanding:
Basic	18,320	17,997	18,304	17,969
Diluted	18,320	18,761	18,304	18,727

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2011	18,691,947	$19	$13,478	$(1,452)	$2,091	$14,136

Shares issued upon exercise of stock options	17,950	—	19	—	—	19

Tax deficiency from stock-based compensation	—	—	(5)	—	—	(5)

Stock-based compensation expense	—	—	428	—	—	428

Restricted stock issued	80,000	—	—	—	—	—

Net loss	—	—	—	—	(393)	(393)

Balance at June 30, 2012	18,789,897	$19	$13,920	$(1,452)	$1,698	$14,185

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2012	2011
Operating Activities:
Net (loss) income	$(393)	$529
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense (recoveries)	(14)	(170)
Depreciation and amortization	637	397
Stock-based compensation	428	517
Deferred taxes	(172)	(96)
Excess tax deficiency from share-based compensation	5	—
Changes in operating assets and liabilities:
Accounts receivable	(891)	6
CoreTrace receivable	(150)	(299)
Prepaid expenses	1	102
Federal income tax	(242)	254
Other assets	(11)	—
Accounts payable	(265)	238
Accrued expenses	(85)	(286)
Deferred revenues	404	154
Other long-term liabilities	4	154

Net cash provided by (used for) operating activities	(744)	1,500

Investing Activities:
Purchase of property and equipment	(190)	(70)
Software development costs	(178)	—

Net cash providing by (used for) investing activities	(368)	(70)

Financing Activities:
Proceeds from exercise of stock options	19	123
Tax deficiency from share-based compensation	(5)	(25)
Notes payable principle payments	(631)	—

Net cash provided by (used for) financing activities	(617)	98

Net increase (decrease) in cash	(1,729)	1,528
Cash at beginning of period	8,861	11,087

Cash at end of period	$7,132	$12,615

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on notes payable	$154	$—

Income taxes	$271	$157

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2012

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”) provides secure information exchange capabilities for consumers and enterprises through the development and distribution of software, delivery of managed and hosted solutions, and provision of associated services. Since our organization in 1996, we have evolved from a company focused primarily on personal file transfer products, sold over the Internet, to a solution provider deriving over 90% of revenue from sales to small and medium business, or SMB, and enterprise customers worldwide.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements.” Accordingly, they do not include all information and footnotes required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we refer to as the 2011 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2011 Form 10-K and in this report.

The Company follows accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.” The FASB sets generally accepted accounting principles in the United States (“GAAP”) that the Company follows to ensure we consistently report our financial condition, results of operations, and cash flows.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements. It is possible the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Significant Accounting Policies

There have been no changes in our significant accounting policies during the six months ended June 30, 2012 from those described in our 2011 Form 10-K. Listed below is a condensed version of the Company’s critical accounting policies.

Principles of Consolidation – The accompanying condensed consolidated financial statements include the accounts of GlobalSCAPE, Inc. and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition – The Company markets and distributes software products and associated services. Revenue is recognized when the following conditions are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The price paid by the buyer is fixed or determinable.

•	Collection is reasonably assured.

If the Company determines that any one of these four criteria is not met for a transaction, we will defer recognition of revenue for that transaction until all the criteria are met.

License revenue is derived primarily from the licensing of various products and technology. License revenue generally is recognized upon delivery of the product assuming all other conditions for revenue recognition noted above have been met.

The Company also enters into perpetual software license agreements through direct sales to customers and indirect sales with distributors and resellers. The license agreements generally include product maintenance and support agreements for which the related revenue is deferred and recognized ratably over the term of the agreements as we provide those services.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated and deferred for the undelivered items based on vendor specific objective evidence (“VSOE”). VSOE of fair value is established by the price charged for the same element when it is sold separately. When VSOE of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. In a multiple element arrangement when VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue, assuming collection is probable. Deferred revenue consists primarily of the unamortized balance of product maintenance and support.

We recognize hosting revenue on a monthly basis over the contractual term of the customer contract. We believe our customers generally will continue to utilize our services beyond the initial contract term which typically ranges from one to three years. As a result, setup fees are recognized as revenue ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met. These amounts are included in the “Other” line item on the Consolidated Statement of Operations.

Allowance for Doubtful Accounts – We regularly assess the collectability of outstanding customer invoices and maintain an allowance for estimated losses that could result from the non-collection of customer receivables. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current creditworthiness, customer concentration, age of the receivable balance and general economic conditions. Actual customer collections could differ from our estimates.

Goodwill and Other Intangible Assets – Goodwill and certain indefinite-lived assets are not amortized. These assets are evaluated at least annually for impairment. The determination of whether the carrying value of goodwill and other intangible assets have been impaired requires the Company to make estimates and assumptions about future business trends and growth. If an event occurs that would cause the Company to revise its estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on the Company’s financial condition or results of operations.

Goodwill is tested for impairment annually as of each December 31 or whenever an event occurs or circumstances change that may reduce the fair value of the reporting unit below its book value. Typically, the impairment test is conducted for each reporting unit in which goodwill is recorded by comparing the fair value of the reporting unit with its carrying value. Fair value is determined primarily by computing the future discounted cash flows expected to be generated by the reporting unit. If the carrying value exceeds the fair value, goodwill may be impaired. If this occurs, the fair value of the reporting unit is then allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the goodwill of the reporting unit. The implied fair value is then compared with the carrying amount of the goodwill of the reporting unit and, if it is less, the Company would recognize an impairment loss.

For the year ended December 31, 2011, the Company adopted the new guidance per Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other”, regarding impairment testing as referred to in recent accounting pronouncements. This new guidance provides companies with the option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step, quantitative impairment test.

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

Income Taxes – The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Accruals for uncertain tax positions are provided in accordance with GAAP.

Capitalized Software Development Costs – Capitalization of software development costs related to our products being developed for sale and external use begins upon the establishment of technological feasibility and ceases when the product is available for general release. Establishing technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires ongoing, considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Software development costs capitalized were (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$97	$—	$178	$—

Comprehensive Income – In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required for interim periods. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011. These standards had no impact on our condensed consolidated financial statements and related disclosures for 2012 periods.

3.	Goodwill and Other Intangible Assets

As of June 30, 2012, the Company had goodwill of approximately $619,000 associated with the acquisition of Availl, Inc. in 2006 and approximately $12.1 million associated with the acquisition of TappIn, Inc. in 2011. There were no triggering events under GAAP during the six months ended June 30, 2012, that required an impairment test as of June 30, 2012.

Intangible assets are items acquired in our purchases of Availl and TappIn, and consisted of the following as of June 30, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Availl:
Software	$1,775	$(1,708)	5
Customer list	180	(171)	5
Patent	7	(4)	18
TappIn:
Customer Relationship	1,863	(109)	10
Developed Technology	2,771	(231)	7

Total	$6,596	$(2,223)

Estimated Amortization Expense
For remainder of 2012		$366
For the Year-ended 12/31/2013		583
For the Year-ended 12/31/2014		583
For the Year-ended 12/31/2015		583
For the Year-ended 12/31/2016		583
Thereafter		1,675

Total		$4,373

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$221	$75	$442	$151

No events occurred during the six months ended June 30, 2012 that would have caused the Company to evaluate the need to record an impairment of the value of acquired intangibles.

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

The Company’s investments currently consist of an investment in a software company, which is accounted for under the cost method. The current carrying amount of this cost method investment is approximately $2.3 million. The Company believes the current carrying amount approximates fair value and has not evaluated it for impairment as there have been no indicators that would indicate the value of the investment has declined below cost.

Accounts receivable and accounts payable are reflected in the accompanying financial statements at cost which approximates fair value because of their short term maturity.

5.	Debt

In connection with the acquisition of TappIn, the Company entered into two notes payable and related loan agreements dated December 2, 2011 with The Bank of San Antonio for $4 million and $3 million. The notes payable have terms of five years and require monthly principal and accrued interest installment payments of $75,028 and $55,589, respectively. They have fixed interest rates of 4.75% on the $4 million note and 4.25% on the $3 million note. The $4.0 million note is collateralized by substantially all assets of the Company. The $3 million note is secured by a (1) $3 million certificate of deposit held by The Bank of San Antonio and (2) all other amounts the Company has on deposit at that bank from time-to-time, which are not restricted as to use and which total approximately $3.8 million at June 30, 2012. Both notes may be prepaid without penalty. The loan agreements require that the Company maintain unencumbered liquid assets of at least $4 million during 2012, $3.2 million during 2013 and $2.2 million during 2014. The Company was in compliance with this covenant as of June 30, 2012.

Scheduled future principal payments under the loan agreements as of June 30, 2012 are:

Year Ending December 31,	000’s
2012	$645
2013	1,335
2014	1,397
2015	1,462
2016	1,530

Total	$6,369

6.	Stock-Based Compensation

The Company has stock-based compensation plans available to grant incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Compensation expense related to stock options and restricted stock awards was (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2012	2011	2012	2011
$229	$258	$428	$517

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan (“2010 EIP”) authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards. The exercise price, term and other conditions applicable to each stock option or stock award granted under the 2010 EIP are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date. Stock options expire ten years from the date of grant.

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. We used the simplified method to derive an expected term. The expected term represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The assumptions used to determine compensation cost for our stock options are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	66%	73%	68%	77%
Expected annual dividend yield	0	0	0	0
Risk free rate of return	1.3%	2.1%	1.3%	2.5%
Expected option term (years)	6	6	6	6

Stock option activity for the six months ended June 30, 2012 was:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2011	4,058,320	$1.91	6.39	$0.54
Granted	234,000	1.78
Exercised	(17,950)	1.13
Forfeited	(171,785)	2.05

Outstanding at June 30, 2012	4,102,585	$1.90	6.07	$1.31

Exercisable at June 30, 2012	2,463,084	$1.87	6.07	$1.11

The weighted average fair value per share of options granted during the six months ended June 30, 2012 was $.87. There were 17,950 options exercised during the six months ended June 30, 2012. The total intrinsic value of options exercised was $0.15 and the amount of cash received from the exercise of stock options was $19,000.

At June 30, 2012, there was approximately $1.3 million of total unrecognized compensation cost related to non-vested stock option awards which is expected to be recognized over a weighted-average period of 2.08 years.

Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan allows for the issuance of either stock options or restricted stock awards. Restricted stock awards for 80,000 shares were granted in accordance with the terms of the plan in each of June 2012 and 2011.

The fair value of stock awards is based upon the market price of the underlying common stock as of the date of grant. Stock awards are amortized over their applicable vesting period of one year using the straight-line method. Stock awards activity for the six months ended June 30, 2012 was:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2011	80,000	2.16
Granted	80,000	1.97
Vested	(80,000)	2.16
Forfeited	—	—

Nonvested balance at June 30, 2012	80,000	$1.97

Unrecognized compensation cost related to stock awards was approximately $145,000 as of June 30, 2012 which is expected to be recognized over a weighted-average period of 11 months.

7.	Warrants

In November 2006, the Company entered into a securities purchase agreement with accredited investors and granted to those investors warrants to purchase 1,352,000 shares of our common stock at an exercise price of $3.15 per share. In 2011 and earlier, a total of 80,000 shares of our common stock were purchased by exercise of these warrants. The remaining warrants for 1,272,000 shares were not exercised and expired in May 2012.

8.	CoreTrace Receivable

We have notes receivable of $911,000 due from CoreTrace, a company in which we have an investment as a shareholder and with which we have a joint development agreement for the appShield software currently under development. The notes receivable are accounted for using the cost method as described in note 12 to the financial statements in our 2011 Form 10-K. These notes receivable resulted from our participation, along with other, unrelated third parties, in loan programs to CoreTrace.

In May 2012, all parties participating in making these loans, including the Company, received stock purchase warrants to purchase shares of CoreTrace stock. These warrants generally are exercisable in connection with future financings undertaken by CoreTrace. The type and number of shares the Company may purchase and the price per share are dependent upon the terms of those future financings.

In July 2012, all parties participating in making these loans, including the Company, extended the due date of these notes receivable from June 30, 2012 to August 31, 2012. No other terms of these notes receivable were changed.

9.	Earnings per Common Share

The components of earnings per share are (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Net income	$(140)	$471	$(393)	$529
Denominator for basic and diluted earnings per share:
Weighted average shares outstanding basic	18,320	17,997	18,304	17,969
Dilutive potential common shares
Stock options and awards	—	765	—	758
Common stock warrants	—	—	—	—
Denominator for dilutive earnings per share	18,320	18,761	18,304	18,727
Net income (loss) per common share – basic	($0.01)	$0.03	($0.02)	$0.03
Net income (loss) per common share – diluted	($0.01)	$0.03	($0.02)	$0.03
Anti-dilutive options not included in dilutive stock options and awards shares	455,990	132,100	516,154	175,425

As described in Note 7, all stock purchase warrants had expired unexercised as of June 30, 2012 such that they are no longer a consideration in the computation of earnings per share.

10.	Commitments and Contingencies

GlobalSCAPE has been named as one of a number of defendants in two different patent infringement suits. The first was filed by Content Delivery Solutions LLC in the United States District Court for the Western District of Texas Austin Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses products or services for resuming interrupted transmission of a file over a network. The second was filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses product activation functionality. GlobalSCAPE believes that it has meritorious defenses to plaintiffs’ claims in each of these cases and intends to defend the lawsuits vigorously. While it is not possible to reasonably determine the outcome of these suits, the Company believes it is less than probable that it will incur a loss related to these matters and, accordingly, has not recorded an accrual for a loss contingency related to these actions.

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

Overview

We provide secure information exchange capabilities for consumers and enterprises through the development and distribution of software, delivery of managed and hosted solutions, and provision of associated services. Since our organization in 1996, we have evolved from a company focused primarily on personal file transfer products, sold over the Internet, to a solution provider deriving over 90 percent of our revenue from sales to small and medium business, or SMB, and enterprise customers worldwide. Today, we have thousands of enterprise customers and more than one million individual consumers in over 150 countries. In particular, our solutions are used by more than 30,000 U.S. Army soldiers deployed worldwide.

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

Our evolution from an ‘MFT Company’ into adjacent solution spaces reflects ongoing, fundamental changes in how consumers and businesses access and exchange information. For example, there has been an exponential increase in Internet-enabled mobile devices such as smartphones and tablet computers. This evolution, in turn, has driven a movement toward ‘Bring Your Own Device’, or BYOD, an operating model in which business users increasingly are using their mobile devices to access and exchange employer information while also using those same devices for personal applications. The continued growth of cloud-based services is another fundamental market driver as individual consumers and businesses become increasingly comfortable with these services for at least some personal and business applications.

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

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2012, the San Antonio Business Journal named us one of San Antonio’s fast track companies for revenue growth.

•	In 2011, Computerworld named GlobalSCAPE on its list of “100 Best Places to Work in IT” for the second year in a row.

•

In 2011, we were named one of the top 50 companies in the San Antonio Express-News Top Workplaces and one of the “Best Places to Work” by the San Antonio Business Journal, with both awards received for the third year in a row.

•	In 2011, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the second year in a row.

Key Business Metrics

As described in our Annual Report Form 10-K for the year ended December 31, 2011, which we refer to as the 2011 Form 10-K, we review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The measures that we believe are the primary indicators of our performance are:

•	Revenue growth

•	Recurring revenue growth

•	Aggregate contract value growth

•	Adjusted EBITDA

Revenue Growth

Since 1996, we have transitioned from a consumer products company (mostly focused on CuteFTP) to an enterprise solutions provider with growing revenue contribution from cloud-based solutions and professional services. We have grown revenue consistently throughout this transition such that our enterprise solutions sales have grown from less than 50% of our revenue as recently as 2005 to now comprising the bulk of our sales with our CuteFTP consumer products accounting for less than 5% of revenue for the three and six months ended June 30, 2012. We believe our ability to sustain revenue growth while continuing our business transformation is the most significant metric for our business.

Although we often have grown revenue sequentially quarter over quarter in recent years, we view annual revenue growth as the more important metric, especially considering the ongoing evolution of our solution portfolio. We believe annual “core” revenue growth, excluding very large, exceptional deals, is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, and especially with the addition of subscription services, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends and adjust resource allocations.

We believe attaining additional traction in the cloud-based managed solutions and secure content mobility and market segments, realizing the potential of new software solutions, and our ability to continue developing and enhancing our existing software solutions are significant factors in our continued ability to sustain or possibly increase our revenue growth in future years.

The impact of cloud-based managed solutions on prior revenue growth trends depends on several key factors, including the number of customers who may shift from software licenses to subscription services, and the rate at which they may do so, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service. Generally, for a fixed number of opportunities (that is, without considering the possibility that a new service offering may result in additional sales opportunities), addition of subscription services reduces revenue growth rates for several quarters for the associated solutions until cumulative subscription revenue increases and, potentially, surpasses comparable software license revenue. The revenue impacts are particularly pronounced early in the introduction of subscription services because there has been only a short time period for accumulation of the recurring revenue stream.

Similarly, we believe market adoption of secure content mobility solutions, such as those provided by TappIn, will increase in future periods as use of personal computing devices, such as smart phones and tablets, continues to grow exponentially and as businesses increasingly embrace BYOD operating models.

As detailed below in the discussion of our results of operations, revenue was substantially flat for the three months ended June 30, 2012, compared to the same period in 2011 and grew by approximately 7% for the six months ended June 30, 2012 relative to the comparable period in 2011. Our software license revenue decreased approximately 11% in the second quarter of 2012 relative to the second quarter of 2011 while increasing approximately 1% for the first six months of 2012 compared to the first six months of 2011. We attribute the relative flatness of our software license revenue trends in recent periods to the previously described transitional effects associated with introduction of our cloud-based managed solutions, continuing attainment of market traction for our software solutions such as Mail Express, and the maturity of certain of our other software solutions, such as CuteFTP. Future new releases of mature solutions like CuteFTP and EFT Server, including optional modules, may provide opportunities to positively influence trends in this area. As described below under Recurring Revenue Growth, M&S and managed solutions revenue grew substantially in the first six months of 2012 as compared to the same period of 2011. M&S revenue currently is the largest contributor to our total revenue growth which we believe reflects continued customer reliance on, and satisfaction with, our solutions.

Recurring Revenue Growth.

Recurring revenue includes revenue recognized from our M&S contracts, managed and hosted solutions, and other subscription services such as TappIn byGlobalSCAPE. Maintenance and support contracts for our products are sold for fixed periods of time and are typically for one year with some agreements having longer terms. We recognize revenue from these contracts on a monthly basis over the life of the contract. Managed and hosted solutions, such as MIX and Hosted EFT Server, are sold as one, two, or three-year subscriptions with the services invoiced and revenue recognized on a monthly basis. TappIn subscriptions typically are sold for one-year terms with the revenue recognized on a monthly basis.

Recurring revenue provides a more predictable revenue stream in future periods which we believe is highly valued by institutional investors and other market participants. We review recurring revenue trends periodically to determine the progress of our M&S and cloud solution sales and customer satisfaction with our ongoing solution development and support activities. We also assess how aggregate contract value (see further discussion below) will factor into possible recurring revenue in future periods.

Recurring revenue continued to grow during the three and six months ended June 30, 2012 as compared to the comparable periods in 2011. As stated in our 2011 Form 10-K, an increase in deferred revenue indicates both growth in our installed base and satisfaction with our products and our maintenance and support services. At June 30, 2012, deferred revenue was $8.0 million, an increase of$1.0 million, or approximately14%, over the balance at June 30, 2011 of $7.0 million. Sales of our cloud-based managed solutions continued to grow during the three and six months ended June 30, 2012, reaching more than $1.0 million in total contracted services since the launch of this line of business in the second half of 2010 with more than 35% of the total sales since inception occurring during the six months ended June 30, 2012. These sales increasingly will factor into additional recurring revenue in future periods.

Aggregate Contract Value Growth.

Aggregate contract value (or “ACV”) is a measure of future revenue potential we have in place under non-cancellable contracts for product sales, maintenance and support, managed solutions, and professional services for which we will recognize revenue in future periods. ACV is the sum of:

•	Deferred revenue resulting from payments we have already received for services to be provided in the future.

•	Amounts we are due to be paid under non-cancellable contracts for future services we will provide under those contracts.

We have grown ACV from $7.8 million at June 30, 2011 to $8.8 million at June 30, 2012, due to sales success in numerous areas of our business. While we expect ACV may grow in future periods as we potentially continue to increase our volume of non-cancellable contracts for future delivery of our various products and services, it could also decrease for a number of reasons including existing customers electing not to renew their maintenance and support contracts or a large professional services contract, such the one we have with McLane Advanced Technologies, not being renewed for additional terms as provided in certain of those contracts.

ACV is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered a substitute for deferred revenue. Management uses this metric to assess the effectiveness of sales and business development activities and how that effectiveness will factor into future revenue. We have maintained increased visibility into ACV in recent years because with the addition of subscription services and increased sales of professional services, we believe sales growth may significantly outpace revenue growth in the near term. ACV, together with recurring revenue and deferred revenue trends, provides greater insight into how bookings will factor into revenue over specific periods. ACV reconciles to deferred revenue as follows:

	June 30,
	2012	2011
	(thousands)
Deferred revenue (payments received in advance for future services we will provide)	$8,035	$6,997
Amounts to be received in the future as we provide services under non-cancellable contracts	783	850

Total ACV	$8,818	$7,847

The new contract with the U.S. Army described in the Overview section above contributed $1.35 million to our ACV in July 2012.

Adjusted EBITDA

Management utilizes Adjusted EBITDA or Earnings Before Interest, Taxes, Total Other Income (Expense), Depreciation, and Amortization (including amortized stock-based compensation expense) to measure the profitability of the Company’s core operating activities. We monitor and review cost of revenues, selling, general, and administrative (“SG&A”) expenses and research and development (“R&D”) expenses to assess conformance with established budget expectations and to identify specific variances. Identifying and, if necessary, addressing variances above budget is important for the very clear purpose of staying within budget ceilings. However, even variances below budget may indicate imbalances in resource allocations or deviation of operating activities from established expectations. We have increased SG&A expenses in recent years, primarily to enhance our executive team and make other investments necessary to grow our business. Similarly, we have increased our R&D investments to provide a continuing basis for specifying and developing new solutions like our recently announced cloud-based offerings and appShield.

Adjusted EBITDA for the six months ended June 30, 2012, was $658,000, a decrease of approximately $1 million compared to the six months ended June 30, 2011. This decrease was primarily the result of increased operating expenses associated with the TappIn acquisition. Our Adjusted EBITDA may increase in the second half of 2012 as we achieve additional market traction with the TappIn solution and as our total revenue potentially continues to increase.

Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered a substitute for net income. Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with GAAP. We compute Adjusted EBITDA as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	(140)	471	(393)	529
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	7	257	(141)	290
Other expense	61	(13)	127	(13)
Depreciation and amortization	321	193	637	397
Stock-based compensation expense	229	258	428	481

Adjusted EBITDA	$478	$1,166	$658	$1,684

Solution Perspective and Trends

The following is a brief description of our solutions and associated business trends.

Managed File Transfer Solutions (On Premises)

Our MFT solutions allow customers to move large files (even multi-terabyte in size) and large numbers of files securely. We also facilitate management, monitoring, and reporting on the file transfers and deliver advanced workflow capabilities to move data and information into and throughout an enterprise.

Our MFT solutions are best known for the CuteFTP product line. They primarily consist of products that help users securely move and copy files on the Internet. FTP, along with more secure protocols such as SFTP, FTP/S, and HTTP/S, requires a client program to start a transfer and a server program to accept the connection. Our MFT product line includes CuteFTP Pro, CuteFTP Home, CuteFTP Lite, CuteFTP Mac, and the Enhanced File Transfer Server solution suite.

A substantial portion of our revenues is derived from licensing our file management products, especially Enhanced File Transfer Server. We have continued to develop new versions of Enhanced File Transfer Server that, for example, deliver additional security and visibility features, along with improved workflow tools. Other recent enhancements in Enhanced File Transfer Server include two-factor authentication, enhanced visibility and monitoring of file transfers passing through the server, IPv6 and common access card support, and additional security enhancements.

Globalscape Managed File Transfer Solutions (Cloud-based)

Through partner infrastructure arrangements, such as our partner arrangement with Rackspace Hosting, Inc., we deliver cloud-based MFT solutions for the secure exchange of business-to-business data including large files and sensitive data. These subscription-based solutions include hosted and fully-managed offerings tailored for the SMB market and large enterprises. Our Managed Information Xchange, or MIX, service is a Globalscape-managed solution for companies seeking complete support for the contracted services. The tiered service, delivered through Rackspace’s infrastructure, allows customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. Available solution tiers range from trial and proof-of-concept implementations to enterprise-scale managed services.

In 2011, we also released our Hosted Enhanced File Transfer Service which expands our cloud-based solution portfolio by integrating a hosted version of our market-leading Enhanced File Transfer Server solution with infrastructure from Rackspace. This scalable and tiered service is structured for the SMB market. It allows customers of all sizes to outsource all or part of their secure information exchange needs at affordable price points. The Hosted EFT Server Service offering delivers these capabilities and benefits while allowing direct customer management of the Enhanced File Transfer Server solution (as contrasted with the fully managed MIX service). Since launching these services, we have extended our hosting partner relationships to facilitate entry into additional geographies, including Canada and the United Kingdom.

In April 2012, during the Infosecurity Europe conference in London, we announced a partnering with Peer 1 Hosting to meet growing European demand for the Hosted EFT Server solution. In connection with this arrangement to provide the cloud infrastructure in the region, we also named Pro2col Ltd. as a primary managed file transfer reseller and Sigma Software Distribution as primary distributor of the Company’s suite of secure file exchange solutions in the U.K.

In June 2012, InfoTech Research Group’s Managed File Transfer Vendor Landscape report ranked Globalscape as a “Champion” in the managed file transfer market. The report recognized Globalscape products for their extensive feature set, advanced security attributes, flexible deployment options, pricing strategy, and customer support effectiveness. InfoTech Research Group has over 25,000 members worldwide to whom it provides information technology research and analysis.

Wide-Area File Services and Continuous Data Protection Solutions

Our Wide Area File Services, or WAFS, software is a true wide area file solution that enables accelerated collaboration across multiple sites while reducing network bandwidth requirements. With WAFS software, customers can implement instant file-sharing and server-to-server mirroring across multiple sites with full coherency at near-LAN access speeds. Continuous, real-time, multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization no matter where a change in any file is made. The data is mirrored between servers on the LAN, virtual private network, or across firewalls in real time, with full support for file locking ensuring coherency. Our WAFS product ensures bandwidth-efficient WAN utilization and that users have access to the most recent data.

WAFS technology can have our Continuous Data Protection, or CDP, product added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (and deleted files) which gives the customer immediate restoration capability as well as the ability to perform point-in-time snapshots. We released Version 4 of our WAFS software in 2011. This latest version of WAFS features improved support for current Windows operating systems, a redesigned and intuitive user interface and compatibility for Unicode character sets which are encountered more frequently in international sales opportunities. WAFS now also includes Local Sync, a new feature that allows users to rapidly synchronize data while also simplifying implementation.

In April 2012, WAFS was named a finalist in the Network Products Guide 2012 Best Products and Services Awards in the “Social Media, Networking or Collaboration Solutions” category. These awards highlight the best products and services, roadmaps, industry directions, technology advancements, and independent product evaluations of the year

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, addresses the needs of businesses that prefer to use their legacy e-mail infrastructure to deliver and manage e-mail attachments. E-mail traditionally has been ill-suited for delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than even 10 or 20 MB. The Mail Express solution is a software add-in (also sometimes referred to as a plug-in) compatible with Microsoft Outlook. The add-in transparently redirects e-mail attachments, up to 25 GB in size, for delivery in accordance with administrator-defined policies. Mail Express also supports communication through the Globalscape DMZ Gateway™. The DMZ Gateway support allows customers to implement Mail Express behind a DMZ firewall which provides an added layer of protection for data storage and retrieval, user authentication and firewall traversal.

The latest version of Mail Express also includes an internal web portal. The portal provides full Mail Express functionality via a standard web browser to users of Microsoft Outlook as their primary mail client. The portal also allows approved partners to send large files back to Mail Express users ensuring the files and data remain secure at all times. Other key features of the latest version of Mail Express include support for Microsoft Outlook and Exchange 2010, improved performance and optimization when interacting with anti-virus software, and increased capacity and number of users per Mail Express server. These features support the growing demands of larger enterprises.

Mail Express awards and recognitions include:

•

In March 2012, Info Security Products Guide recognized Mail Express as the winner of the 2012 Global Excellence Award in the Email Management and Security category. The 2012 Global Excellence Awards attracted entries from all over the world with more than 50 judges from a broad spectrum of industries determining the winners.

•	In April 2012, Mail Express was named a finalist in the Network Products Guide 2012 Best Products and Services Awards in the “Email, Security, and Management” category.

Endpoint Security Solution

In 2011, we announced ongoing development of appShield, a consumer endpoint security solution to protect computers against the rapid growth of viruses and other malicious software. The appShield solution is based on proven, enterprise-level, application whitelisting technology from CoreTrace Corporation, a recognized leader in dynamic and client-based application control technology. Unlike traditional “blacklisting” solutions, such as antivirus software that attempt to detect and remove infected files and applications running on a computer, whitelisting allows users to lock servers, personal computers, and other devices into a known, trusted state and allows only approved applications to run. By ensuring that only approved applications can run, appShield automatically blocks unauthorized applications, including viruses and rogue applications, that may have been inadvertently downloaded from email, websites, social media or other sources.

There is growing market awareness that traditional antivirus solutions cannot keep pace with the proliferation of malware threats which are increasing significantly in sophistication and exponentially in number. According to recent industry analyses, traditional antivirus software continues to be only 25 to 50 percent effective and also can have substantial adverse performance impacts on the host system. Therefore, we believe application control in the form of whitelisting has the potential to take increasing market share from traditional antivirus software in future years. The appShield solution is in final development and testing prior to beta release. We expect to release appShield to the market before the end of 2012.

Data Backup and Recovery Solution

CuteBackup is a data backup and recovery software solution for the consumer and SMB markets we began selling in 2011. It is powered by Paragon Software Group’s Backup and Recovery 10 Suite. CuteBackup is part of our roadmap for developing and integrating solutions consistent with our previously communicated Total Path Security framework.

Software as a Service Solution

CuteSendIt is our SaaS solution that is a file transfer service for individuals, professionals and businesses. CuteSendIt uses cloud computing approaches to deliver files through a hosted web portal. This solution approach meets the needs of users who do not have, or desire to invest in, file transfer infrastructure such as FTP servers or client application software.

Users access the CuteSendIt application over the Internet using a standard web browser, securely upload files (up to multi-GB) through the portal and compose a brief message to accompany the file delivery. CuteSendIt then sends the message to the recipients as the body of an e-mail message. This e-mail message also includes links to the files uploaded through the CuteSendIt web portal. Anyone with an Internet connection can access this service at www.cutesendit.com. There is no software to install with CuteSendIt, and no specific knowledge of file transfer is needed to use it. CuteSendIt currently is free to use for a limited number of transfers and offers various monthly and yearly fee-based plans that meet specific file transfer requirements.

Secure Content Mobility Solution

We believe secure content mobility is a rapidly emerging central feature of our served markets, including our primary MFT market. Exponential growth in smartphone and tablet sales and adoption, combined with rapid growth in retained content and BYOD expectations, will drive strong growth in this market segment. We acquired TappIn, Inc. in December 2011 to provide us with initial entry into the secure content mobility market. The TappIn by Globalscape service solves a real problem that millions have today—how to easily and securely access and share documents, pictures, videos and music anytime, anywhere. From the office, at home, or on the road, customers can “Tapp In” to their files, stored in multiple locations, using any web browser and most Internet-enabled mobile devices (including Apple iPhone and iPad, Google Android and Windows Phone, and most recently, Kindle Fire). TappIn removes the need for uploading, syncing, or paying for additional cloud storage. Instead, the TappIn service securely accesses the user’s existing storage devices, allows sharing files of any size and provides encryption to safeguard content.

The innovative TappIn by Globalscape service incorporates elements of on-premises software, cloud and SaaS delivery models. Unlike remote access products that consume mass amounts of storage, TappIn makes content available through a secure cloud pathway thereby allowing users access to their storage location, wherever that may be. TappIn’s unique cloud access portal means users can obtain content without having to download, save and manage it on their mobile device. This method of delivery not only saves storage space, it ensures content remains secure and private on the user’s home or work computer or other storage device.

During the first quarter of 2012, we announced initial integration of TappIn’s mobile file access capabilities with the Enhanced File Transfer Server solution. The Secure Mobile Access Module allows businesses and IT departments to better support the rapidly growing BYOD trend.

TappIn solutions are available through direct sales and channel partners. The TappIn by Globalscape solution enables channel partners to provide end-users with secure mobile access to rich-media content. TappIn’s original equipment manufacturer (“OEM”) strategy is geared toward three major technology categories – hardware devices, content security software and SaaS providers, and carriers and network operators – and is designed to provide industry leading secure access and file sharing capability.

In June 2012, we announced a relationship with QNAP, a leading network attached storage vendor, under which the TappIn secure content mobility solution will be available on QNAP’s network attached storage products. This relationship, as well as other contracted and potential OEM arrangements, provides TappIn with direct access to a well-established, synergistic, distribution channel.

TappIn has won numerous awards and accolades from leading industry authorities, including:

•

In December 2011, TappIn was selected as a Red Herring 2011 Top 100 Global award recipient, a prestigious recognition honoring the year’s most audacious and far reaching private technology companies and entrepreneurs from across the globe.

•	In February 2012, the TappIn solution was recognized by Info Security Products Guide as a Global Excellence Award winner in the Software as a Service (SaaS)/Cloud Solutions category.

•	In April 2012, the TappIn solution also was named a finalist in the Network Products Guide 2012 Best Products and Services Awards in the “Mobile/Wireless Solution” category.

Professional Services

We offer a range of professional services to complement our software and cloud-based solutions. These professional services include product customization and system integration, solution “quickstart” implementations, business process and workflow development, policy creation, and education and training. Many of these services pertain to specific enterprise solutions such as the Enhanced File Transfer Server suite that enable tight bundling on a fixed-price and fixed-scope basis with product license sales.

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

Maintenance and Support

We offer maintenance and support, or M&S, contracts for all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of our M&S contract. Standard technical support services are provided via e-mail and telephone during our regular business hours. Enhanced File Transfer Server Enterprise and WAFS software users may purchase a Platinum M&S contract providing access to emergency technical assistance 24 hours-a-day, 7 days-a-week.

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

Enter and Establish Leadership in Information Exchange Markets

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

Grow Recurring Revenue

Recurring revenue includes M&S contracts and subscriptions for our cloud-based managed and hosted solutions. In the broadest sense, delivery of labor hours on long-duration professional services contracts also fits within this growth strategy because such “contracted sales” provide a book of sold business that will be recognized as revenue in future periods with some revenue from these labor contracts potentially visible even two or three years in the future.

We believe increasing recurring revenue provides greater predictability of revenue in future periods and a stronger hedge against future business or broader economic downturns. Our recurring revenue, such as that from M&S contracts, increased by 16.6% to $5.3 million for the six months ended June 30, 2012, compared to $4.5 million for the six months ended June 30, 2011.

Continue to Enhance and Develop Our Solutions

We have allocated significant resources to enhancing and developing our solutions in recent years. This strategic focus has delivered substantially more capable releases of our WAFS, Mail Express, and Enhanced File Transfer Server solutions plus our cloud-based offerings and professional services. We intend to maintain our focus on developing our solution portfolio and enhancing our existing solutions.

Our solution portfolio may evolve in a number of ways including development of new offerings in adjacent markets or through acquisition. For example, since 2010, we have announced development of several new solutions, including MIX, Hosted Enhanced File Transfer Server, appShield and CuteBackup. In December 2011, we acquired TappIn to enter the market for secure content mobility solutions.

Enter and Extend our Presence in the Endpoint Security Market

We will enter the application control segment of the endpoint security market with appShield, which we expect to release later in 2012 after conducting a Beta program. Application control includes traditional antivirus as well as more recent approaches such as application whitelisting. The appShield solution provides an opportunity to increase sales of our consumer products which have declined in recent years.

The endpoint security market also is attractive because consumer sales typically are relatively low-touch and accomplished largely through our online shopping cart over the Internet. From this initial market entry with appShield, we intend to explore, and potentially develop or acquire, other endpoint security solutions. These additional solutions may be complementary to appShield or to our other solutions. Like appShield, the other solutions also may appeal to SMB and enterprise customers.

Increase Coverage through International and Channel Sales

We have added several channel partners in recent years and organized our sales force and associated sales processes to more effectively support our partner network worldwide. Channel partners resell, distribute, or integrate our solutions thereby providing us with additional opportunities to penetrate deeper into existing markets and enter new sales territories. Channel sales also help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions.

Achieving additional traction in new sales territories potentially can increase our sales in future years, considering we derived 88% of our sales from just the United States, United Kingdom, Canada, South Africa and Australia during the six months ended June 30, 2012. As part of our strategy, we continually identify and certify strategic partners to cover growing markets.

Grow Enterprise and Government Sales.

Globalscape conducts business with thousands of businesses around the world. We provide solutions to some of the world’s largest banks, insurance companies, healthcare providers, automakers and film companies. We intend to continue penetrating large enterprise firms with our expanding solutions and services.

Government sales, particularly large contracts from the U.S. Army, have had a significant positive impact on our growth and market image since 2007. However, these large contracts also have caused significant swings in our financial results. We are focused on more deliberate growth in government sales, including software and associated services, potentially augmented by occasional large product orders.

In July 2012, we finalized a new contract with the U.S. Army to continue supporting the Standard Army Maintenance System-Enhanced (SAMS-E) logistics program. This is the fourth large U.S. Army contract for Globalscape since 2005. The new contract extends through July 2013 and replaces a previous three-year contract awarded in 2009. This sole source contract is for $1.35 million for the first year which we will recognize as revenue in equal monthly installments over that term. The agreement includes two one-year renewal options that, if exercised, could result in a total contract value in excess of $4.5 million making it potentially the largest single contract ever received by Globalscape. Under this agreement, we will continue to provide maintenance and support to previously purchased software licenses, including the Enhanced File Transfer Server solution and CuteFTP Pro managed file transfer application. Globalscape solutions enable the SAMS-E program to maintain compliance with federal and U.S. Army and information security regulations as a result of our product certifications that include Federal Information Processing Standards (FIPS 140-2) and the U.S. Army Certificate of Networthiness (CoN).

Develop our Corporate Brand

We traditionally have been better known for CuteFTP, our consumer-focused products, than as an enterprise solutions provider. We have an ongoing program to elevate our profile in the corporate, enterprise and business-to-business markets that can benefit from using our products. We use the expertise of third-party marketing, communications and investor relations firms to strengthen our efforts in these areas.

We have an established strong, but informal, relationship with America’s Growth Capital, an investment bank focused on emerging growth markets. Through our efforts in this area, we have participated in numerous analyst briefings and non-deal investor conferences that have increased our recognition within the investor and analyst communities. These programs have yielded increasing national media coverage.

We have enhanced our website, logos and other areas reflecting our corporate brand. Through these activities, we have established a more consistent, recognizable brand to better support future growth and market visibility. Our brand also has been enhanced through the additional national and regional attention resulting from multiple corporate awards received.

Liquidity and Capital Resources

The Company has a strong working capital position resulting from net income from operations over 28 of the last 33 quarters. At June 30, 2012, our net working capital position was approximately $888,000.

Our primary obligations at June 30, 2012 were:

•

Deferred revenue of $8.0 million ($6.6 million of which is the primary component of our current liabilities) which consists primarily of maintenance and support contract deferred revenue which will be recognized as income over the remaining terms of those contracts which generally range from one to twelve months.

•	Notes payable of $6.4 million.

•	The TappIn earn out of $7.0 million, which is our estimate of the portion of the $8.0 million earn out provided for under the terms of the TappIn merger agreement that we believe is likely to be paid.

•	Trade accounts payable, accrued liabilities, obligations under operating leases and amounts due third parties under royalty agreements all incurred in the normal course of business.

We plan to continue to expend significant resources on product development in future periods and may also use our cash to license or acquire technology, products, or businesses. At June 30, 2012, we had $7.1 million of cash available in demand deposit and similar accounts.

Our cash on hand allows us to operate from a position of financial strength. However, because our principal source of cash is cash flow from operations, if our sales were to decline, our available cash would also decline. If sales decline significantly or if our liquidity is otherwise under duress, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Consistent with historical practice, we will continue to concentrate on increasing revenues in 2012 and subsequent years. This has entailed, and will continue to entail, increased spending on research and development, personnel, partner relationships and public relations. It is expected that these investments could decrease net income and earnings per share in the current year while providing for future revenue growth for the remainder of 2012 and beyond.

Cash provided or used by our business activities was (thousands):

	Cash Provided (Used) During the Six Months Ended
	June 30, 2012	June 30, 2011
Operating activities	$(744)	$1,500
Investing activities	(368)	(70)
Financing activities	(617)	98

Our operating activities used cash during the six months ended June 30, 2012 (“the 2012 six months”), as compared to providing cash during the six months ended June 30, 2011 (“the 2011 six months”) due to:

•	A net loss of $393,000 during the 2012 six months compared to net income of $529,000 during the 2011 six months, the details of which are described in the operating results discussion below.

•	An increase in accounts receivable of $891,000 during the 2012 six months due to slower payment patterns by certain customers from whom ultimate payment is not in question.

Our investing activities used $368,000 of cash during the 2012 six months compared to $70,000 of cash during the 2011 six months due to:

•	Purchases of $190,000 of equipment, primarily computers and workstations, to support our personnel in the sales and development of our products.

•	Costs of $178,000 incurred in the development of our TappIn product line that we acquired in December 2011.

Our financing activities used $617,000 of cash during the 2012 six months compared to providing $98,000 of cash during the 2011 six months due to:

•	Principal payments of $631,000 during the 2012 six months on our notes payable discussed below under “Loan Agreements” which are notes payable that did not exist during the 2011 six months.

•	Proceeds of $123,000 from stock option exercises during the 2011 six months compared to $19,000 during the 2012 six months.

Loan Agreements

In connection with the TappIn acquisition, GlobalSCAPE entered into two business loan agreements and related notes payable dated December 2, 2011 with the Bank of San Antonio. The loan agreements provide for two borrowings:

•	$4.0 million term loan bearing interest at 4.75% per annum and secured by substantially all of the Company’s consolidated assets, and

•

$3.0 million term loan bearing interest at 4.25% per annum and secured by (1) a certificate of deposit with the Bank of San Antonio of $3.0 million which bears interest at 2.0% per annum and (2) all other amounts we have on deposit at that bank from time-to-time, which are not restricted as to use and which totaled approximately $3.8 million at June 30, 2012.

Both loans mature on December 2, 2016. Interest and principal are payable in 60 equal monthly installments on the first day of each calendar month. The loans may be prepaid at any time without premium or penalty.

The loan agreements contain customary covenants including maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The Company is prohibited from selling any of its assets other than in the ordinary course of business, acquiring any other entities, changing the types of business in which it engages, incurring indebtedness other than that permitted by the loan agreements, incurring any liens on assets other than those permitted by the loan agreements, making certain investments or paying any dividends on, or acquiring, any shares of its capital stock. Financial covenants under the loan agreements require the Company maintain:

•	Debt Service Coverage (defined as net income+depreciation+interest+non-cash charges divided by the current portion of long-term debt +interest) of at least 1.25 beginning January 1, 2013.

•	Debt to tangible net worth of no more than 4.0:1 beginning January 1, 2013.

•	Liquid assets (cash and marketable securities) of at least $4.0 million during 2012 decreasing to $3.2 million during 2013 and $2.2 million during 2014.

The loan agreements contain customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change in the Company’s financial condition and certain bankruptcy and insolvency events.

CoreTrace Receivable

We have notes receivable of $911,000 due from CoreTrace, a company in which we have an investment as a shareholder accounted for using the cost method. These notes receivable resulted from our participation, along with other, unrelated third parties, in loan programs to CoreTrace.

In May 2012, all parties participating in making these loans, including the Company, received stock purchase warrants to purchase shares of CoreTrace stock. These warrants generally are exercisable in connection with future financings undertaken by CoreTrace. The type and number of shares the Company may purchase and the price per share are dependent upon the terms of those future financings.

In July 2012, all parties participating in making these loans, including the Company, extended the due date of those notes receivable from June 30, 2012 to August 31, 2012. No other terms of those loans were changed.

Contractual Obligations

At June 30, 2012, our principal contractual obligations consisted of notes payable to a bank and operating leases for our office facilities and equipment. We also incur obligations during the normal course of business consisting primarily of trade accounts payable, royalties due third parties included in accrued liabilities (the amounts of which are contingent on sales volumes) and federal income taxes. In February 2012, we entered into a new lease for our Seattle office space which supports development of our TappIn products. We may incur additional obligations in the future as we continue to expend significant resources on product development and potentially use our cash or other resources to acquire or license technology, intellectual property and/or products or businesses related to our current business strategy.

Our contractual obligations at June 30, 2012, were:

	Amounts Due for the Period (000’s)
	Six Months Ending December 31, 2012	Fiscal Years
		2013 - 2015	2016 - 2018	Thereafter	Total
Long term debt	$784	$4,702	$1,572	$—	$7,058
Operating leases	246	1,301	1,041	116	2,704

	$1,030	$6,003	$2,613	$116	$9,762

Comparison of the Three Months ended June 30, 2012 and 2011

In our discussion below, we refer to the three months ended June 30, 2012 as the “2012 quarter” and the three months ended June 30, 2011 as the “2011 quarter”. Our references to increases or decreases relate to the 2012 quarter compared to the 2011 quarter. All dollar amounts in tables are in thousands unless noted otherwise.

	Three Months ended June 30,
	2012	2011	$ Change
Total revenues	$5,702	$5,710	$(8)
Cost of revenues	313	529	(216)
Selling, general and administrative expenses	4,243	3,511	732
Research and development expenses	897	762	135
Depreciation and amortization	321	193	128

Total operating expenses	5,774	4,995	779

Income (loss) from operations	(72)	715	(787)
Other income (expense)	(61)	13	(74)

Net income (loss) before income taxes	(133)	728	(861)
Income tax expense (benefit)	7	257	(250)

Net income (loss)	$(140)	$471	$(611)

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

Our revenue by product line was:

	Revenue for the Three Months ended June 30,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
Enhanced File Transfer Server	$4,486	78.7%	$4,291	75.1%
Wide Area File Services	307	5.4%	408	7.1%
CuteFTP	243	4.3%	326	5.7%
Professional Services	411	7.2%	523	9.2%
Other	255	4.4%	162	2.9%

Total Revenues	$5,702	100.0%	$5,710	100.0%

Maintenance and Support Revenue Included in Total Revenues	$2,611	45.8%	$2,281	39.9%

Enhanced File Transfer Server revenue increased as a result of our successful sales programs emphasizing enterprise solutions for businesses and a continuing growth in renewals of M&S contracts for this product line as users remained satisfied with the security and benefits of our M&S services.

CuteFTP revenue decreased, continuing the general trend since 2006 of these products being a smaller component of our total product revenues, both in absolute terms and as a percentage of revenues. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. While we intend to continue reducing our reliance on the current CuteFTP products as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets, we plan to release a new version of CuteFTP before the end of 2012 in order to slow or possibly reverse that decline.

Wide Area File Services software revenue decreased primarily due to the relatively slow introduction of WAFS Version 4, released in 2011, as a result of some customers experiencing difficulties while upgrading to Version 4 from prior versions. These difficulties led us to scale back WAFS sales activities while we assessed and addressed the upgrade issues. We believe these issues have been fully resolved as of July 2012 and have resumed our planned WAFS sales activities such that we believe we experienced the maximum effect of reduced sales activity due to this situation during the second quarter of 2012.

Professional services decreased due to a reduction in our level of participation on the MAT contract, as compared to the previous year. Our level of participation in the MAT contract may continue to change during the U.S. Government’s FY2012 depending on a variety of factors, including availability of government budget authorization for the SAMS-E program and our evolving work share of the contract. However, we believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with news sales of our enterprise solutions and as we renew service agreements with customers.

Other revenue primarily consists of Mail Express, MIX, and Hosted EFT Server sales. The increase was largely due to an increase in MIX and Hosted EFT Server revenue as well as Mail Express revenue We believe the MIX and Hosted EFT Server revenue increases were particularly significant as they reflect the growing trend toward cloud-based rather than on-premise solutions. These subscription services contribute to aggregate contract value and provide a predictable revenue stream in future periods.

Maintenance and support revenues increased as a result of a higher rate of maintenance and support renewals in recent periods and increased sales of our Platinum Support services which are priced at a premium to our standard support. Platinum Support services provide after-hours support and other benefits to customers contracting for this level of service instead of our standard support services. As our enterprise products become a larger portion of our total revenues, and more customers purchase Platinum Support, we believe maintenance and support revenues will continue to increase. However, if sales of our on-premise enterprise products decrease, then new sales of maintenance and support contracts will decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions and expenses directed associated with professional services delivery. Cost of revenues decreased 40.8% primarily due to:

•

Decreased labor costs of $115,000 associated with professional services under the MAT contract as a result of the slight reduction in our level of participation on the MAT contract as described in our revenue discussion above.

•	Decreased royalties of $66,000 on certain product sales due to a favorable renegotiation of the terms of certain royalty agreements.

Offset by:

•	Increased hosted server expenses of $52,000 associated with the growth in our MIX and Hosted EFT Server solutions as discussed in the revenue section above.

Selling, General and Administrative. Selling, general, and administrative expenses increased 20.9% primarily due to approximately $573,000 of TappIn expenses in the 2012 quarter for which there were no similar expenses in the 2011 quarter since we first owned TappIn in December 2011. Other changes in selling, general and administrative expenses were due to:

•	Increased legal fees of $54,000 related to litigation in which we are involved as described elsewhere in this document and for additional assistance with our SEC filings.

•	Increased costs of SEC filings of $32,000 due to those filings having XBRL tagging in the 2012 quarter but not the 2011 quarter.

•	Increased salaries for certain of our personnel of $55,000 in order to retain them in a competitive environment for talent.

•	Increased costs of $60,000 under health care plans provided to our employees.

Offset by:

•	Reduced sales commission expense of $72,000 due to a modification of our compensation plans.

•	Lower stock based compensation expense of $58,000 due to a higher level of stock option forfeitures arising from normal personnel turnover.

•	Lower advertising expense of $48,000 due to a higher emphasis on internet advertising through search engine optimization in lieu of other forms of advertising.

Research and Development. Research and development expenses increased 17.7% primarily due to:

•	Costs of $66,000 incurred for the continuing evolution of our TappIn products currently on the market for which we did not have such expenses in the 2011 quarter prior to our acquisition of TappIn.

•	Increased third-party quality assurance testing of our products under development of $42,000 as we continue to enhance their features and functions.

•	Increased salaries for certain of our personnel of $17,000 in order to retain them in a competitive environment for software development talent.

We capitalized $97,000 of software development costs associated with the TappIn product line in the 2012 quarter. We did not capitalize any software development costs in the 2011 quarter.

Depreciation and Amortization. Depreciation and amortization increased 66.3% primarily due to the amortization of intangible assets arising from the purchase of TappIn in December 2011.

Income Taxes. For the 2012 quarter, we had income tax expense even though we had a net loss before income taxes that yielded an effective tax rate of a (5.3%) due to the effects of certain expenses that are not deductible on federal income tax returns and state taxes that are determined based on gross receipts. We had income tax expense for the 2011 quarter at an effective rate of 35.3%, which does not differ materially from stated statutory federal income tax rates.

Comparison of the Six Months ended June 30, 2012 and 2011

In our discussion below, we refer to the six months ended June 30, 2012 as the “2012 period” and the six months ended June 30, 2011 as the “2011 period”. Our references to increases or decreases relate to the 2012 period compared to the 2011 period. All dollar amounts in tables are in thousands unless noted otherwise.

	Six Months ended June 30,
	2012	2011	$ Change
Total revenues	$11,095	$10,354	$741
Cost of revenues	631	898	(267)
Selling, general and administrative expenses	8,395	6,706	1,689
Research and development expenses	1,839	1,547	292
Depreciation and amortization	637	397	240

Total operating expenses	11,502	9,548	1,954

Income (loss) from operations	(407)	806	(1,213)
Other income (expense)	(127)	13	(140)

Income (loss) before income taxes	(534)	819	(1,353)
Income tax expense (benefit)	(141)	290	(431)

Net income (loss)	$(393)	$529	$(922)

Revenue. We derive our revenue primarily from sales of our software licenses and from maintenance and support, professional services and subscription-based offerings. Software license revenue primarily consists of revenue from sales of our enterprise solutions, such as Enhanced File Transfer Server and WAFS and is typically recognized upon shipment. Maintenance and support revenue includes unspecified software license updates and product support. Maintenance and support revenue is recognized ratably over the contractual period, which is typically one year but can be up to three years. Professional services revenue includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as the services are performed. In addition, we have added subscription revenues related to the sales of our Managed Information Exchange (MIX) and Hosted Enhanced File Transfer (Hosted EFT Server) managed solutions. Subscription revenue is recognized on a monthly basis as the services are billed over the contract period, which ranges from one to three years.

Our revenue by product line was (dollar amounts in thousands):

	Revenue for the Six Months ended June 30,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
Enhanced File Transfer Server	$8,646	77.9%	$7,778	75.1%
Wide Area File Services	733	6.6%	756	7.3%
CuteFTP	530	4.8%	667	6.4%
Professional Services	739	6.7%	927	9.0%
Other	447	4.0%	226	2.2%

Total Revenues	$11,095	100.0%	$10,354	100.0%

Maintenance and Support Revenue Included in Total Revenues	$5,251	47.3%	$4,504	43.5%

Enhanced File Transfer Server revenue increased as a result of our successful sales programs emphasizing enterprise solutions for businesses and a continuing growth in renewals of M&S contracts for this product line as users remained satisfied with the security and benefits of our M&S services

CuteFTP revenue decreased which continued the general trend since 2006 of these products being a smaller component of our total product revenues, both in absolute terms and as a percentage of revenues. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. While we intend to continue reducing our reliance on the current CuteFTP products as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets, we plan to release a new version of CuteFTP before the end of 2012 in order to slow or even reverse that decline.

Wide Area File Services software revenue declined slightly due to relatively slow introduction of WAFS Version 4, released in 2011. Some customers experienced difficulties while upgrading from prior versions. These difficulties led us to scale back WAFS sales activities while we assessed and addressed the upgrade issues. The impact of these issues was less pronounced over the first six months of 2012, as compared to the second quarter alone, because upgrades continued at a relatively higher rate during part of the first quarter. Upgrades and new sales then slowed dramatically during the second quarter. We believe the upgrade issues have been fully resolved as of July 2012.

Professional services decreased due to a slight reduction in our level of participation on the MAT contract, as compared to the previous year. Our level of participation in the MAT contract may continue to change during the U.S. Government’s FY2012 depending on a variety of factors, including availability of government budget authorization for the SAMS-E program and our evolving work share of the contract. However, we believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with news sales of our enterprise solutions and as we renew service agreements with customers.

Other revenue primarily consists of Mail Express, MIX, and Hosted EFT Server sales. The increase was largely due to an increase in MIX and Hosted EFT Server revenue. Mail Express revenue also increased compared to the same period in 2011. We believe the MIX and Hosted EFT Server revenue increases were particularly significant as they reflect the growing trend toward cloud based rather than installed solutions. These subscription services contribute to aggregate contract value and provide a predictable revenue stream in future periods.

Maintenance and support revenues increased as a result of a higher rate of maintenance and support contract renewals in recent periods and greater customer adoption of Platinum Support services which are priced at a premium to our standard support. Platinum Support services provide after-hours support and other benefits to customers contracting for this level of service instead of our standard support services. As our enterprise products become a larger portion of our total revenues, we believe maintenance and support revenues will continue to increase. However, if sales of our on-premise enterprise products decrease, then new sales of maintenance and support contracts will decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. Maintenance and support pricing is reflective of the license cost of the products and the additional support it takes to maintain and support the products and customers. With higher maintenance and support revenues, we will recognize additional deferred revenue as we earn the revenue over the life of the maintenance and support agreement.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions and expenses directed associated with professional services delivery. Cost of revenues decreased 29.7% primarily due to:

•

Lower labor costs of $153,000 associated with professional services under the MAT contract as a result of the slight reduction in our level of participation on the MAT contract as described in our revenue discussion above.

•	Lower royalties of $91,000 on certain product sales due to a favorable renegotiation of the terms of certain royalty agreements.

Offset by:

•	Increased hosted server expenses of $60,000 associated with the growth in our MIX and Hosted EFT Server solutions as discussed in the revenue section above.

Selling, General and Administrative. Selling, general, and administrative expenses increased 25.2% primarily due to approximately $1.0 million of TappIn expenses in the 2012 period for which there were no similar expenses in the 2011 period since we first owned TappIn in December 2011. Other changes in selling, general and administrative expenses were due to:

•

Increased legal fees of $147,000 related to litigation in which we are involved as described elsewhere in this document and for additional SEC filings work primarily arising from the TappIn acquisition.

•	Increased costs of SEC filings of $36,000 due to those filings having XBRL tagging in the 2012 period but not the 2011 period.

•	Increased salaries for certain our personnel of $172,000 in order to retain them in a competitive environment for talent.

•	Increased costs of $127,000 under health care plans provided to our employees.

All offset by:

•	Lower third-party consulting fees in our government sales area of $53,000 due to our improved ability to manage these sales in-house.

•	Lower stock based compensation expense of $149,000 due to a higher level of stock option forfeitures arising from normal personnel turnover.

•	Lower advertising expense of $78,000 due to a higher emphasis on internet advertising through search engine optimization in lieu of other forms of advertising.

Research and Development. Research and development expenses increased 18.9% primarily due to:

•

Costs of $190,000 incurred for the continuing evolution of our TappIn products currently on the market for which for which we did not have such expenses in the 2011 quarter prior to our acquisition of TappIn;

•	Increased third-party quality assurance testing of our products under development of $77,000 as we continue to enhance their features and functions.

We capitalized $178,000 of software development costs associated with the TappIn product line in the 2012 period. We did not capitalize any software development costs in the 2011 period.

Depreciation and Amortization. Depreciation and amortization increased 60.5% primarily due to the amortization of intangible assets arising from the purchase of TappIn in December 2011.

Income Taxes. We had an income tax benefit for the 2012 period at an effective rate of 26.4% that differs from stated statutory federal income tax rates primarily due to the effects of certain expenses that are not deductible on federal income tax returns and state taxes that are determined based on gross receipts. We had income tax expense for the 2011 period at an effective rate of 35.4%, which does not differ materially from stated statutory federal income tax rates.

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

During the six months ended June 30, 2012, approximately 30% of our sales came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

GlobalSCAPE has been named as one of a number of defendants in two different patent infringement suits. The first was filed by Content Delivery Solutions LLC in the United States District Court for the Western District of Texas Austin Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses products or services for resuming interrupted transmission of a file over a network. The second was filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses product activation functionality. GlobalSCAPE believes that it has meritorious defenses to plaintiffs’ claims in each of these cases and intends to defend the lawsuits vigorously. While it is not possible to reasonably determine the outcome of these suits, the Company believes it is less than probable that it will incur a loss related to these matters and, accordingly, has not recorded an accrual for a loss contingency related to these actions.

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

GLOBALSCAPE, INC.

August 13, 2012	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer