Form 10-Q
period 2012-09-30
GLOBALSCAPE INC
filed 2012-11-14
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2012

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

As of November 7, 2012, there were 18,417,966 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2012

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

Part I. Financial Information

Item1. Financial Statements

GlobalSCAPE, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,253	$8,861
Accounts receivable (net of allowance for doubtful accounts of $68 and $170 as of September 30, 2012 and December 31, 2011, respectively)	3,099	3,433
Notes receivable from affliated entity	—	761
Federal income tax receivable	420	244
Current deferred tax assets	618	938
Prepaid expenses	304	239

Total current assets	14,694	14,476

Fixed assets, net	1,302	1,067
Investment in certificate of deposit	3,045	3,000
Investment in affiliated entity	—	2,278
Intangible assets, net	4,152	4,815
Goodwill	12,712	12,712
Deferred tax asset	88	—
Other assets	41	30

Total assets	$36,034	$38,378

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$352	$591
Accrued expenses	1,194	1,396
TappIn earn out, current portion	3,343	3,303
Long term debt, current portion	1,320	1,276
Deferred revenue	7,966	6,248

Total current liabilities	14,175	12,814

Deferred tax liabilities	—	573
Deferred revenue, non-current portion	1,591	1,383
Other long term liabilities	60	54
TappIn earn out, non-current portion	3,694	3,694
Long term debt, non-current portion	4,728	5,724

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,821,547 and 18,691,947 issued September 30, 2012 and December 31, 2011, respectively	19	19
Additional paid-in capital	14,235	13,478
Treasury stock, 403,581 shares, at cost, at September 30, 2012 and December 31, 2011.	(1,452)	(1,452)
Retained earnings	(1,016)	2,091

Total stockholders’ equity	11,786	14,136

Total liabilities and stockholders’ equity	$36,034	$38,378

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Operating Revenues:
Software licenses	$2,528	$2,859	$7,424	$8,525
Maintenance and support	3,054	2,020	8,294	5,596
Professional services	274	439	1,013	1,366
Other	222	99	442	284

Total Revenues	6,078	5,417	17,173	15,771
Operating Expenses:
Cost of revenues	331	451	962	1,349
Selling, general and administrative expenses	4,136	3,450	12,532	10,156
Research and development expenses	822	811	2,660	2,359
Affiliated entity asset impairment	3,264	—	3,264	—
Depreciation and amortization	314	174	951	570

Total operating expenses	8,867	4,886	20,369	14,434

Income (loss) from operations	(2,789)	531	(3,196)	1,337
Other income (expense), net	(11)	9	(138)	23

Income (loss) before income taxes	(2,800)	540	(3,334)	1,360
Provision (benefit) for income taxes	(86)	(71)	(227)	220

Net income (loss)	$(2,714)	$611	$(3,107)	$1,140

Comprehensive income (loss)	$(2,714)	$611	$(3,107)	$1,140

Net income (loss) per common share -
Basic	$(0.15)	$0.03	$(0.17)	$0.06
Diluted	$(0.15)	$0.03	$(0.17)	$0.06

Weighted average shares outstanding:
Basic	18,398	18,121	18,336	18,020
Diluted	18,398	18,689	18,336	18,724

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

	Common Stock		Additional paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
Balance at December 31, 2011	18,691,947	$19	$13,478	$(1,452)	$2,091	$14,136

Shares issued upon exercise of stock options	49,600	—	48	—	—	48

Tax deficiency from stock-based compensation	—	—	(2)	—	—	(2)

Stock-based compensation expense	—	—	711	—	—	711

Restricted stock issued	80,000	—	—	—	—	—

Net loss	—	—	—	—	(3,107)	(3,107)

Balance at September 30, 2012	18,821,547	$19	$14,235	$(1,452)	$(1,016)	$11,786

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2012	2011
Operating Activities:
Net (loss) income	$(3,107)	$1,140
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recoveries)	(55)	(172)
Depreciation and amortization	951	570
Stock-based compensation	711	792
Deferred taxes	(341)	(127)
Excess tax deficiency from share-based compensation	2	(97)
Affliated entity asset impairment	3,264
Other	40
Changes in operating assets and liabilities:
Accounts receivable	314	102
CoreTrace receivable	(150)	(373)
Prepaid expenses	(65)	49
Federal income tax	(178)	69
Other assets	(11)	(8)
Accounts payable	(239)	112
Accrued expenses	(202)	(326)
Deferred revenues	1,926	330
Other long-term liabilities	6	209

Net cash provided by (used for) operating activities	2,866	2,270

Investing Activities:
Purchase of property and equipment	(210)	(123)
Software development costs	(313)	—
Interest on long term investments	(45)	—

Net cash provided by (used for) investing activities	(568)	(123)

Financing Activities:
Proceeds from exercise of stock options	48	267
Tax deficiency from share-based compensation	(2)	(97)
Notes payable principle payments	(952)	—

Net cash provided by (used for) financing activities	(906)	170

Net increase (decrease) in cash	1,392	2,317
Cash at beginning of period	8,861	11,087

Cash at end of period	$10,253	$13,404

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on notes payable	$248	$—

Income taxes	$271	$472

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2012

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”) provides secure information exchange capabilities for consumers and enterprises through the development and distribution of software, delivery of managed and hosted solutions, and provision of associated services. Since our organization in 1996, we have evolved from a company focused primarily on personal file transfer products, sold over the Internet, to a solution provider deriving over 90% of revenue from sales to small and medium business and enterprise customers worldwide.

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

The Company follows accounting standards set by the Financial Accounting Standards Board. This board sets generally accepted accounting principles in the United States (“GAAP”) that the Company follows in preparing financial statements that report its financial position, results of operations, and sources and uses of cash.

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

Significant Accounting Policies

There have been no changes in our significant accounting policies during the nine months ended September 30, 2012 from those described in our 2011 Form 10-K. Listed below is a condensed version of the Company’s significant accounting policies.

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

If any one of these four criteria is not met for a transaction, we defer revenue recognition for that transaction until all the criteria are met.

We sell certain products by granting our customers a perpetual license to use those products. We recognize revenue from these sales upon delivery of the product assuming all other conditions for revenue recognition noted above have been met.

We sell certain products on a hosted, or software-as-a-service, basis for which we charge a monthly fee. We recognize hosting revenue on a monthly basis over the contractual term of the customer contract. Our customers generally continue to utilize our services beyond the initial contract term that typically ranges from one to three years. As a result, we generally recognize any setup fees paid upfront as revenue ratably over the estimated average life of a customer relationship.

We sell maintenance and support services for our products. Payments we receive for these services are initially recorded as deferred revenue and subsequently amortized to revenue ratably over the term of the agreements as we provide those services.

In arrangements that include multiple elements, including perpetual software licenses and maintenance and/or services, revenue is allocated to and deferred for the undelivered items based on vendor specific objective evidence (“VSOE”). VSOE of fair value is established by the price charged for the same element when it is sold separately. When VSOE of fair value exists for all elements in a multiple element arrangement, revenue is allocated to each element based on the relative fair value of each of the elements. In a multiple element arrangement when VSOE of fair value of all undelivered elements exists but VSOE of fair value does not exist for one or more delivered elements, revenue is recognized using the residual method. Under the residual method, revenue based on the fair value of the undelivered elements is deferred, and the remaining portion of the arrangement fee is recognized as revenue provided the four revenue recognition conditions cited above are met. Our deferred revenue consists primarily of amounts we have been paid in advance for product maintenance and support services we will deliver in the future.

Allowance for Doubtful Accounts - We regularly assess the collectability of outstanding customer invoices and maintain an allowance for estimated losses that could result from the non-collection of customer receivables. In estimating this allowance, we consider factors such as historical collection experience, a customer’s current creditworthiness, the age of the receivable balance and general economic conditions. Actual customer collections could differ from our estimates.

Goodwill and Other Intangible Assets - Goodwill and certain indefinite-lived assets are not amortized. These assets are evaluated at least annually for impairment. The determination of whether the carrying value of goodwill and other intangible assets have been impaired requires the Company to make estimates and assumptions about future revenues, cash flow, business trends and growth. If an event occurs that would cause the Company to revise its estimates and assumptions used in analyzing the value of goodwill or other intangibles, such revision could result in an impairment charge that could have a material impact on the Company’s financial condition or results of operations.

Beginning with the year ended December 31, 2011, the Company follows the guidance set forth in Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other”, regarding impairment testing as referred to in recent accounting pronouncements. This guidance provides an option to first assess qualitative factors to determine whether it is more likely than not (a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it will not have to perform the two-step, quantitative impairment test.

Stock-based Compensation - We account for stock-based compensation by measuring the fair value of the award at the grant date and recognizing expense over the service period during which the awards vest or otherwise become unrestricted. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, estimating the amount of stock-based awards that are expected to be forfeited and measuring stock price volatility. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Income Taxes – We recognize taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. Accruals for uncertain tax positions are provided in accordance with GAAP.

Capitalized Software Development Costs – We capitalize software development costs related to products being developed for sale to customers once we establish the technological feasibility of those products. This capitalization continues until the product is available for general release. Establishing technological feasibility and the ongoing assessment of recoverability of capitalized software development costs requires ongoing, considerable judgment by management concerning certain external factors including, but not limited to, technological feasibility, anticipated future gross revenue, estimated economic life and changes in software and hardware technologies. Software development costs capitalized were (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$ 136	$ —	$313	$ —

3.	Goodwill and Other Intangible Assets

As of September 30, 2012, the Company had goodwill of $12.1 million associated with the acquisition of TappIn, Inc. in 2011 and $619,000 associated with the acquisition of Availl, Inc. in 2006.

Intangible assets are items acquired in our purchases of TappIn and Availl, and consisted of the following as of September 30, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Life (Years)
Amortized intangible assets:
Availl:
Software	$1,775	$(1,775)	5
Customer List	180	(180)	5
Patent	7	(4)	18
TappIn:
Customer Relationship	1,863	(155)	10
Developed Technology	2,771	(330)	7

Total	$6,596	$(2,444)

Estimated Amortization Expense
For remainder of 2012		$145
For the Year-ended 12/31/2013		583
For the Year-ended 12/31/2014		583
For the Year-ended 12/31/2015		583
For the Year-ended 12/31/2016		583
Thereafter		1,675

Total		$4,152

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$221	$75	$663	$226

No events occurred during the nine months ended September 30, 2012, that created an impairment of the value of goodwill or acquired intangibles.

4.	Financial Instruments and Investments

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

Our investment in a certificate deposit consists of the $3 million certificate of deposit pledged as collateral under one of our notes payable as described in Note 5.

See Note 9 below for discussion of our investment in and notes receivable from an affiliated entity.

5.	Debt

In December 2011, in connection with the acquisition of TappIn, the Company entered into two notes payable and related loan agreements with a bank consisting of the following:

	$4 Million Note Payable	$3 Million Note Payable
Outstanding principal balance	$3,459,000	$2,589,000
Interest rate	4.75%	4.25%
Monthly principal and interest payment	$75,000	$56,000

Significant terms and conditions of these notes payable and related loan agreements include:

•	The $4.0 million note is collateralized by substantially all assets of the Company.

•	The $3 million note is collateralized by:

•	A $3 million certificate of deposit held by the lending bank.

•	All other amounts the Company has on deposit at the lending banks which totaled approximately $4.9 million at September 30, 2012 and are not restricted as to use.

•	Both notes may be prepaid without penalty.

•	The Company must maintain unencumbered liquid assets (cash and marketable securities) of at least:

•	$4.0 million during 2012.

•	$3.2 million during 2013.

•	$2.2 million during 2014.

Scheduled future principal payments under the loan agreements as of September 30, 2012 are:

Year Ending December 31,	000’s
Three Months Ending December 31, 2012 Year Ending December 31:	$324
2013	1,335
2014	1,397
2015	1,462
2016	1,530

Total	$6,048

6.	Stock-Based Compensation

The Company has stock-based compensation plans under which it has granted and may grant in the future incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Compensation expense related to stock options and restricted stock awards was (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2012	2011	2012	2011
$283	$275	$711	$792

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

Stock Options

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical volatility of GlobalSCAPE stock. We use the simplified method to derive an expected term which represents an estimate of the time options are expected to remain outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. treasury yield curve in effect at the time of grant. The assumptions used to determine compensation cost for our stock options are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	57.4%	71%	68.4%	77%
Expected annual dividend yield	—	—	—	—
Risk free rate of return	0.81%	0.9%	1.27%	2.5%
Expected option term (years)	6	5	6	6

Stock option activity for the nine months ended September 30, 2012 was:

	Number of Options	Weighted Average Share Price	Weighted Average Remaining Contractual Term (years)	Average Intrinsic Value ($M)
Outstanding at December 31, 2011	4,058,320	$1.91	6.39	$0.54
Granted	390,000	1.91
Exercised	49,600	0.98
Forfeited	289,460	1.99

Outstanding at September 30, 2012	4,109,260	$1.91	5.56	$1.29

Exercisable at September 30, 2012	2,521,679	$1.91	5.56	$1.29

The weighted average fair value per share of options granted during the nine months ended September 30, 2012 was $1.09. The total intrinsic value of options exercised was $0.50 and the amount of cash received from the exercise of stock options was $48,000.

At September 30, 2012, there was $1.4 million of stock based compensation cost related to non-vested stock option awards to be recognized as expense in future periods over an expected weighted-average period of 2.03 years.

Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan provides for the issuance of either stock options or restricted stock awards. Restricted stock awards for 80,000 shares were granted in each of June 2012 and 2011.

The fair value of stock awards is based upon the market price of the underlying common stock as of the date of grant. Stock awards are amortized over their applicable vesting period of one year using the straight-line method. Stock awards activity for the nine months ended September 30, 2012 was:

	Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at December 31, 2011	80,000	2.16
Granted	80,000	1.97
Vested	(80,000)	2.16
Forfeited	—	—

Nonvested balance at September 30, 2012	80,000	$1.97

Unrecognized compensation cost related to stock awards was approximately $105,000 as of September 30, 2012 which is expected to be recognized as expense in the future over a weighted-average period of 8 months.

7.	TappIn Earnout

Our December 2011 merger agreement with TappIn provides for payments to the former stockholders of TappIn of up to $8.0 million upon achieving certain revenue and product delivery milestones. Based on our estimates of the likelihood of these revenue and product delivery milestones being achieved, we recorded a liability at a fair value of $7.0 million at the acquisition date for these milestone payments.

The recent introduction of our TappIn Professional Edition to the marketplace was a product delivery milestone that resulted in $2.0 million of the $8 million earnout amount being earned and payable to those former shareholders. In accordance with the merger agreement, we paid $1.5 million of this achieved earnout in October 2012 and will pay the remaining $500,000 in March 2013.

8.	Warrants

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

9.	Investment in and Notes Receivable from Affiliated Entity

We have an investment as a shareholder in and notes receivable from CoreTrace Corporation. We also have a joint development and reseller agreement with CoreTrace for our appShield product under which:

•	CoreTrace was to develop and support our appShield product at their expense, and

•	We had a combination of exclusive and non-exclusive licenses to sell the appShield product and pay CoreTrace a royalty on those sales.

In November 2012, CoreTrace announced the sale of a substantial portion of its assets, other than appShield, to an unrelated third party. That transaction triggered provisions of a software escrow agreement under which the appShield source code was released to us for our further development and sale at our expense with CoreTrace ceasing further appShield development on our behalf. We retained our existing exclusive and non-exclusive licenses to develop and sell the appShield product with an elimination of our obligation to pay CoreTrace a royalty on those sales.

These events made it likely that substantially all of the value of our investment in and notes receivable from CoreTrace was eliminated. Accordingly, as of September 30, 2012, we reduced to zero the carrying value of these assets related to CoreTrace and recorded a corresponding affiliated entity asset impairment expense of $3.3 million during the three months ended September 30, 2012.

10.	Income Taxes

Our effective income tax rates of 3.1% and 6.8% for the three and nine months ended September 30, 2012, respectively, differed from a federal statutory rate of 34% primarily due to a substantial portion of the affiliated entity asset impairment expense of $3.3 million described in Note 9 being considered a capital loss for federal income tax purposes that is deductible on our federal income tax returns in the current and future periods only to the extent the Company has capital gains. While we believe any such allowable deduction would be sustained in the event of external examination, the nature of our business activities is such that we believe it more likely than not that we will not have capital gains in 2012 or the foreseeable future thereafter against which such a deduction could be applied. Accordingly, we have established a valuation allowance equal to the deferred tax asset associated with the capital gain carryforward and have provided no tax benefit in our financial statements related to this affiliated entity asset impairment expense.

Our effective income tax rates of 13.1% and 16.2% for the three and nine months ended September 30, 2011, respectively, differed from a federal statutory rate of 34% primarily due to research and development tax credits and the statutory deduction for domestic production activities that is not an expense for financial statement purposes.

The Internal Revenue Service is conducting an examination of our federal income tax returns for 2008, 2009 and 2010. During the three months ended September 30, 2012, we recorded an income tax expense of approximately $100,000 as a discrete item related to unrecognized tax benefits for tax positions taken on previously filed tax returns. At September 30, 2012, this item is our only gross unrecognized tax benefit, all of which, if recognized in future periods, will affect our effective tax rate at that time. Any potential interest or penalties related to this matter are immaterial.

11.	Earnings per Common Share

The components of earnings per share are (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:

Net income	$(2,714)	$611	$(3,107)	$1,140

Denominator for basic and diluted earnings per share:

Weighted average shares outstanding basic	18,398	18,121	18,336	18,020

Dilutive potential common shares
Stock options and awards	0	568	0	704
Common stock warrants	—	—	—	—
Denominator for dilutive earnings per share	18,398	18,689	18,336	18,724

Net income (loss) per common share - basic	($0.15)	$0.03	($0.17)	$0.06
Net income (loss) per common share – diluted	($0.15)	$0.03	($0.17)	$0.06

Anti-dilutive options not included in dilutive stock options and awards shares	—	—	—	—

As described in Note 7, all stock purchase warrants expired unexercised as of June 30, 2012 such that they are no longer a consideration in the computation of earnings per share.

12.	Commitments and Contingencies

GlobalSCAPE is named as one of a number of defendants in a patent infringement suit filed by Content Delivery Solutions LLC in the United States District Court for the Western District of Texas Austin Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses products or services for resuming interrupted transmission of a file over a network. In November 2012, the Company reached a tentative agreement to settle this case for an amount not material to the Company’s financial condition or results of operations.

GlobalSCAPE is named as one of a number of defendants in a patent infringement suit filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses product activation functionality. GlobalSCAPE believes that it has meritorious defenses to plaintiffs’ claims in this case and intends to defend this lawsuit vigorously. GlobalSCAPE believes any loss it may incur related to this matter would be immaterial to the Company’s financial position and results of operations.

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

Overview

We provide secure information exchange capabilities for consumers and enterprises through the development and distribution of software, delivery of managed and hosted solutions, and provision of associated services. Since our organization in 1996, we have evolved from a company focused primarily on personal file transfer products, sold over the Internet, to a solution provider deriving over 90 percent of our revenue from sales to small and medium business (“SMB”) and enterprise customers worldwide. Today, we have thousands of enterprise customers and more than one million individual consumers in over 150 countries. In particular, our solutions are used by more than 20,000 U.S. Army soldiers deployed worldwide.

As a complement to our accumulated Managed File Transfer (“MFT”) products and technical expertise, we have expanded, and continue to expand, our product suite into adjacent solution spaces to offer what we refer to as Total Path Security. The Total Path Security framework addresses data and information security in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, with endpoint security solutions). Our solution portfolio facilitates delivery of critical information such as financial data, medical records, customer files and other similar documents while supporting a range of information protection approaches to meet privacy and other security requirements.

During 2011, we extended the Total Path Security framework to include secure content mobility, enabled through our TappIn solution. The TappIn product line provides technology allowing users to access their digital files and media such as documents, images, videos and music stored on their local computer or in-house network using a web-browser, tablet or mobile smartphone (including Apple iPhone and iPad, Google Android and Windows Phone 7) without having to upload to, and organize files in, a third-party, cloud storage environment (and incur the related incremental expenses). The TappIn solution also does not require users to synchronize files between devices. As an expansion of this product line, we recently introduced the TappIn Professional Edition with additional capabilities that build upon our TappIn Standard Edition product.

We have planned to enter the endpoint security market through development of appShield, a software application control (or “whitelisting”) product. The appShield product has been developed to date under a Joint Development and Reseller Agreement between GlobalSCAPE and CoreTrace Corporation. In November 2012, CoreTrace Corporation sold substantially all its assets to an unrelated third party resulting in CoreTrace ending its development work on appShield. GlobalSCAPE may further develop appShield on its own and may sell appShield without any royalty obligation to CoreTrace Corporation or other parties.

The ongoing evolution of our Total Path Security framework reflects the ongoing fundamental changes in how consumers and businesses access and exchange information. For example, there has been an exponential increase in Internet-enabled mobile devices such as smartphones and tablet computers. This evolution, in turn, has driven a movement toward ‘Bring Your Own Device’, or BYOD, an operating model in which business users increasingly are using their mobile devices to access and exchange employer information while also using those same devices for personal applications. The continued growth of cloud-based services is another fundamental market driver as individual consumers and businesses become increasingly comfortable with these services for at least some personal and business applications.

As we consider key market drivers in the aggregate, we believe there is a current and growing market opportunity for providing on-premises, cloud-based, and mobile access to personal and business information while addressing the security and compliance issues that are important considerations for our customers as they access and exchange such information. While on-premises solutions will remain an important part of our portfolio for the foreseeable future, we believe increasing demand for secure content mobility and adoption of cloud-based solutions are long-term trends that increasingly will shape the market outlook and demand for our solutions.

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2012, the San Antonio Business Journal named us one of San Antonio’s fast track companies for revenue growth.

•	In 2012, we also were named one of the top 50 companies in the San Antonio Express-News Top Workplaces for the fourth year in a row.

•	In 2011, we were named one of the “Best Places to Work” by the San Antonio Business Journal for the third year in a row.

•	In 2011, Computerworld named GlobalSCAPE on its list of “100 Best Places to Work in IT” for the second year in a row.

•	In 2011, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the second year in a row.

Non-GAAP Financial Measures

In addition to our financial statements prepared in accordance with GAAP, we use certain supplemental, non-GAAP measures (as defined by the Securities and Exchange Commission) to monitor the financial performance of our core operating activities prior to consideration of significant events that occur infrequently. Those non-GAAP measures include:

•	Non-GAAP operating expenses

•	Non-GAAP operating income

•	Non-GAAP net income

•	Non-GAAP earnings per share

Each of these non-GAAP financial measures excludes the affiliated entity asset impairment that is part of our Condensed Consolidated Statements of Operations and Comprehensive Income prepared in accordance with GAAP. We exclude this item when determining our non-GAAP financial measures because we do not consider it part of our core operating results when assessing our core operational performance, allocating resources to our core business activities and preparing core operating budgets. We believe that by comparing our non-GAAP financial measures across historical periods, our operating results can be evaluated exclusive of the effects of certain items that may not be indicative of our core operations.

While we believe these non-GAAP financial measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP financial measures. These non-GAAP financial measures are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing these non-GAAP financial measures. Each of the excluded items listed above individually and collectively can have a material impact on operating expenses, operating income, net income and earnings per share. As a result, these non-GAAP financial measures have limitations and should not be considered in isolation from, or as a substitute for, financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Non-GAAP Operating Expenses
GAAP total operating expenses	$8,867	$4,486	$20,369	$14,434
Affiliated entity asset impairment	(3,264)	—	(3,264)	—

Non-GAAP operating expenses	$5,603	$4,486	$17,105	$14,434

Non-GAAP (Loss) Income From Operations
GAAP (loss) income from operations	$(2,789)	$531	$(3,196)	$1,337
Affiliated entity asset impairment	3,264	—	3,264	—

Non-GAAP income from operations	$475	$531	$68	$1,337

Non-GAAP Net Income (Loss)
GAAP net (loss) income	$(2,714)	$611	$(3,107)	$1,140
Affiliated entity asset impairment	2,929	—	2,929	—

Non-GAAP net income (loss)	$215	$611	$(178)	$1,140

Non-GAAP Earnings Per Share
Non-GAAP net income	$215	$611	$(178)	$1,140
Weighted average share outstanding:
Basic	18,398	18,121	18,336	18,020
Diluted	19,125	18,689	18,336	18,724
Non-GAAP net income per common share:
Basic	$0.01	$0.03	$(0.01)	$0.06
Diluted	$0.01	$0.03	$(0.01)	$0.06

The affiliated entity asset impairment effect on non-GAAP net income (loss) of $2.9 million is the gross affiliated entity asset impairment of $3.3 million net of related federal income tax effects. See our comparison of results for the three and nine months ended September 30, 2012 and 2011 below for our discussion of variations in the underlying elements comprising the amounts above.

Key Business Metrics

As described in our Annual Report Form 10-K for the year ended December 31, 2011, which we refer to as the 2011 Form 10-K, we review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The measures that we believe are the primary indicators of our performance are:

•	Revenue growth

•	Recurring revenue growth

•	Aggregate contract value growth

•	Adjusted EBITDA excluding infrequent items

Revenue Growth

Since 1996, we have transitioned from a consumer products company (mostly focused on the CuteFTP product line) to a Managed File Transfer (“MFT”) enterprise solutions provider with a focus on increasing the revenue contribution from cloud-based solutions, enabling secure mobile access to data and delivering professional services while continuing to grow our core MFT business. We have grown revenue consistently throughout this transition such that our enterprise solutions sales have grown from less than 50% of our revenue as recently as 2005 to now comprising more than 90% of our sales with our CuteFTP consumer products accounting for less than 5% of revenue for the three and nine months ended September 30, 2012. We believe our ability to sustain revenue growth while continuing this business evolution is the most significant metric for our business.

Although we often have grown revenue sequentially quarter over quarter in recent years, we view annual revenue growth as the more important metric, especially considering the ongoing evolution of our solution portfolio. We believe annual “core” revenue growth, excluding larger, exceptional deals, is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, and especially with the addition of subscription services, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends and adjust resource allocations.

We believe attaining additional traction in the cloud-based managed solutions and secure content mobility and market segments, realizing the potential of new software solutions, and our ability to continue developing and enhancing our existing software solutions are significant factors in our continued ability to sustain or possibly increase our revenue growth in future years.

The impact of cloud-based managed solutions on our revenue growth trends depends on several key factors, including the number of customers who may shift from software licenses to subscription services, the rate at which they may do so, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service. Generally, for a fixed number of opportunities (that is, without considering the possibility that a new service offering may result in additional sales opportunities), addition of subscription services reduces revenue growth rates for several quarters for the associated software license solutions until cumulative subscription revenue increases and, potentially, surpasses comparable software license revenue. The revenue impacts are particularly pronounced early in the introduction of subscription services because there has been only a short time period for accumulation of the recurring revenue stream.

Similarly, we believe market adoption of secure content mobility solutions, such as those provided by TappIn, will increase in future periods as use of personal computing devices, such as smart phones and tablets, continues to grow exponentially and as businesses increasingly embrace BYOD operating models.

See the section below comparing our results of operations for the three and nine months ended September 30, 2012 and September 30, 2011, for discussion of the revenue trends we have experienced.

Recurring Revenue Growth.

Recurring revenue includes revenue recognized from our M&S contracts, managed and hosted solutions, and other subscription services such as from our TappIn product line. Maintenance and support contracts for our products are sold for fixed periods of time and are typically for one year with some agreements having longer terms. We recognize revenue from these contracts on a monthly basis over the life of the contract. Managed and hosted solutions, such as MIX and Hosted EFT Server, are sold as one, two, or three-year subscriptions with the services invoiced and revenue recognized on a monthly basis. TappIn subscriptions typically are sold for one-year terms with the revenue recognized on a monthly basis.

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

See the section below comparing our results of operations for the three and nine months ended September 30, 2012 and September 30, 2011, for discussion of the recurring revenue trends we have experienced.

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

We have grown ACV from $8.2 million at September 30, 2011 to $10.3 million at September 30, 2012, due to sales success in numerous areas of our business. While we expect ACV may grow in future periods as we potentially continue to increase our volume of non-cancellable contracts for future delivery of our products and services, it could also decrease for a number of reasons including existing customers electing not to renew their maintenance and support contracts or a large professional services contract, such as those we have to provide services to the U.S. Army, not being renewed for additional terms as provided in certain of those contracts.

ACV is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”) and should not be considered a substitute for deferred revenue. We use this metric to assess the effectiveness of sales and business development activities and how that effectiveness will factor into future revenue. We have maintained increased visibility into ACV in recent years because with the addition of subscription services and increased sales of professional services, we believe sales growth may significantly outpace revenue growth in the near term. ACV, together with recurring revenue and deferred revenue trends, provides greater insight into how bookings will factor into revenue over specific periods. We determine ACV related to non-cancellable contracts for future delivery of our products and services as follows:

	September 30,
	2012	2011
	(thousands)
Amounts we have billed and been paid in advance (presented as deferred revenue in our financial statements)	$9,557	$7,226
Amounts we will bill and be paid in the future (will appear in our financial statements when we are paid and/or when we provide the products and services)	752	1,016

Total ACV	$10,309	$8,242

Adjusted EBITDA Excluding Infrequent Items

Management utilizes Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization and Share-Based Compensation Expense) Excluding Infrequent Items to measure profitability and cash flow from the Company’s core operating activities. We monitor and review cost of revenues, selling, general, and administrative (“SG&A”) expenses and research and development (“R&D”) expenses to assess conformance with established budget expectations and to identify specific variances. Identifying and, if necessary, addressing variances above budget is important for the very clear purpose of staying within budget ceilings. However, even variances below budget may indicate imbalances in resource allocations or deviation of operating activities from established expectations.

We exclude infrequent items because when they occur, they typically do not directly impact profitability and cash flow resulting from the Company’s core activities. For the three and nine months ended September 30, 2012, the reduction to zero of the carrying value of our investment in and notes receivable from CoreTrace Corporation was an infrequent item.

Adjusted EBITDA Excluding Infrequent Items is not a measure of financial performance under GAAP and should not be considered a substitute for net income. Adjusted EBITDA Excluding Infrequent Items has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA Excluding Infrequent Items should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with GAAP.

We compute Adjusted EBITDA Excluding Infrequent Items as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income (loss)	$(2,714)	$611	$(3,107)	$1,140
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	(86)	(71)	(227)	220
Other expense	11	(9)	138	(23)
Depreciation and amortization	314	174	951	570
Stock-based compensation expense	283	275	711	792
Affliated entity asset impairment	3,264	—	3,264	—

Adjusted EBITDA	$1,072	$980	$1,730	$2,699

See the section below comparing our results of operations for the three and nine months ended September 30, 2012 and September 30, 2011, for discussion of the variances between periods in the components comprising Adjusted EBITDA.

Our Product and Service Solutions and Trends

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

A substantial portion of our revenues is derived from licensing our file management products, especially the Enhanced File Transfer Server solution suite. We have continued to develop new versions of the Enhanced File Transfer Server solution that, for example, deliver additional security and visibility features, along with improved workflow tools. The most recent enhancement in Enhanced File Transfer Server is integration with a Secure Mobile Access (“SMA”) module that uses TappIn functionality to allow authorized mobile users to view files on EFT Server. Other recent enhancements include two-factor authentication, enhanced visibility and monitoring of file transfers passing through the server, IPv6 and common access card support, and additional security enhancements.

Globalscape Managed File Transfer Solutions (Cloud-based)

Through partner infrastructure arrangements, such as our agreements with Rackspace Hosting, Inc. and PEER 1 Hosting, we deliver cloud-based MFT solutions for the secure exchange of business-to-business data including large files and sensitive data. These subscription-based solutions include hosted and fully-managed offerings tailored for the small to medium business (“SMB”) market and large enterprises. Our Managed Information Xchange, or MIX, service is a Globalscape-managed solution for companies seeking complete support for the contracted services. The tiered service, delivered through Rackspace’s infrastructure, allows customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. Available solution tiers range from trial and proof-of-concept implementations to enterprise-scale managed services.

In 2011, we released our Hosted Enhanced File Transfer Service which expands our cloud-based solution portfolio by integrating a hosted version of our market-leading Enhanced File Transfer Server solution with infrastructure from Rackspace. This scalable and tiered service is structured primarily for the SMB market. It allows customers to outsource all or part of their secure information exchange needs at affordable price points. The Hosted EFT Server Service offering delivers these capabilities and benefits while allowing direct customer management of the Enhanced File Transfer Server solution (as contrasted with the fully managed MIX service). Since launching these services, we have extended our hosting partner relationships to facilitate entry into additional geographies, including Canada and the United Kingdom.

In April 2012, during the Infosecurity Europe conference in London, we announced a partnering arrangement with PEER 1 Hosting to meet growing European demand for the Hosted EFT Server solution. In connection with this arrangement to provide the cloud infrastructure in the region, we also named Pro2col Ltd. as a primary managed file transfer reseller and Sigma Software Distribution as primary distributor of the Company’s suite of secure file exchange solutions in the U.K.

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

WAFS technology can have our Continuous Data Protection, or CDP, product added to it to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. As files change, file servers backup in real time to the customer’s backup site which can be at the same or a remote location. The backup server can keep any number of past versions of each file (including deleted files) which gives the customer immediate restoration capability as well as the ability to perform point-in-time snapshots. Our current Version 4 of WAFS features improved support for current Windows operating systems, an improved, more intuitive user interface, compatibility for Unicode character sets (which are encountered more frequently in international sales opportunities) and Local Sync, a feature that allows users to rapidly synchronize data while also simplifying implementation.

In April 2012, WAFS was named a finalist in the Network Products Guide 2012 Best Products and Services Awards in the “Social Media, Networking or Collaboration Solutions” category. These awards highlight the best products and services, roadmaps, industry directions, technology advancements, and independent product evaluations of the year

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, addresses the needs of businesses that prefer to use their legacy e-mail infrastructure to deliver and manage e-mail attachments. E-mail traditionally has been ill-suited for delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than 10 to 20 MB. The Mail Express solution is a software add-in (also sometimes referred to as a plug-in) compatible with Microsoft Outlook. The add-in transparently redirects e-mail attachments, up to 25 GB in size, for delivery in accordance with administrator-defined policies. Mail Express also supports communication through the Globalscape DMZ Gateway™. The DMZ Gateway allows customers to implement Mail Express behind a DMZ firewall which provides an added layer of protection for data storage and retrieval, user authentication and firewall traversal.

The latest version of Mail Express includes an internal web portal. The portal provides full Mail Express functionality via a standard web browser to users of Microsoft Outlook as their primary mail client. The portal also allows approved partners to send large files back to Mail Express users ensuring the files and data remain secure at all times. Other key features of the latest version of Mail Express include support for Microsoft Outlook and Exchange 2010, improved performance and optimization when interacting with anti-virus software, and increased capacity and number of users per Mail Express server. These features support the growing demands of larger enterprises.

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

Endpoint Security Solution

The appShield product currently under development is a consumer endpoint security solution to protect computers against the rapid growth of viruses and other malicious software using a “whitelisting” approach. Unlike traditional “blacklisting” solutions, such as antivirus software that attempt to detect and remove infected files and applications running on a computer, whitelisting allows users to lock servers, personal computers, and other devices into a known, trusted state and allows only approved applications to run. Using this whitelisting approach, appShield is designed to automatically block unauthorized applications, including viruses and rogue applications that may have been inadvertently downloaded from email, websites, social media or other sources.

The appShield product is based on technology developed by CoreTrace Corporation (“CoreTrace”) for its Bouncer enterprise application control product. Under a Joint Development and Reseller Agreement between GlobalSCAPE and CoreTrace executed in 2009 (“Agreement”), CoreTrace was obligated to create the appShield product through customization of its Bouncer technology for consumer use and deliver that completed appShield product to GlobalSCAPE. We started a limited Beta program for appShield in the third quarter of 2012. Through the Beta program and ongoing evaluation of the appShield product, we determined that appShield did not conform to the requirements of the Agreement. Our testing indicates a need for additional development of the appShield product, beyond that done by CoreTrace, before releasing it to market.

In November 2012, CoreTrace announced the sale of a substantial portion of its assets, other than appShield, to an unrelated third party. That transaction triggered provisions of a software escrow agreement under which the appShield source code was released to us for our further development with CoreTrace ceasing further appShield development on our behalf. We retained our existing exclusive and non-exclusive licenses to develop and sell the appShield product with an elimination of our obligation to pay CoreTrace a royalty on those sales.

The consumer application control market has matured significantly since our initial investment in CoreTrace in late 2009. With our ongoing assessment of this evolving market, the required additional development work needed to bring appShield to market, and the CoreTrace asset sale to an unrelated third party, we are investigating our options with respect to appShield. With possession of the appShield source code, we may independently pursue further development of this product. However, we no longer expect to release appShield in 2012.

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

The TappIn by Globalscape service solves a real problem that millions have today—how to easily and securely access and share documents, pictures, videos and music anytime, anywhere. From the office, at home, or on the road, customers can “Tapp In” to their files, stored in multiple locations, using any web browser and most Internet-enabled mobile devices (including Apple iPhone and iPad, Google Android and Windows Phone, and most recently, Kindle Fire). With TappIn, users can avoid uploading and/or syncing to a cloud storage location and eliminate the need to pay for additional cloud storage. Instead, the TappIn service securely accesses the user’s existing in-house storage devices (such as a desktop computer, in-house network servers or network attached storage devices), allows sharing files of any size and provides encryption to safeguard content.

The innovative TappIn by Globalscape service incorporates elements of on-premises software, cloud and SaaS delivery models. Unlike other remote access products that can consume significant amounts of storage capacity on a smartphone or tablet, TappIn makes content available through a secure pathway that gives users access to files on their existing in-house storage devices without having to download those files to their mobile device. This delivery method not only saves storage space on the mobile device but also ensures content remains secure and private on the user’s existing in-house storage devices.

We have been offering these secure content mobility capabilities through our TappIn Standard Edition. In October 2012, we introduced TappIn Professional Edition, offering additional features that build upon our TappIn Standard Edition. These additional features include:

•	Administrative capabilities that enable businesses (and their system administrators) to manage groups of users associated with the TappIn Professional Edition subscription.

•

An “OnTapp” capability that allows subscribers to access and share files when their permanent storage device is turned off or in sleep mode by storing selected files, for a user-defined period of time, in a transactional cloud repository without modifying the ongoing ability to access files stored on the user’s existing in-house storage devices.

•

Integration with Salesforce.com that enables access to information stored within a Salesforce.com account through the same interface used to access content stored on the user’s existing, in-house storage devices.

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

We may provide longer-term engineering services, including supporting multi-year contracts, if necessary, to support certain solution implementations and integrations. For example, we provide engineering support as a subcontractor supporting SAMS-E, a major Army logistics program. This SAMS-E support continues to be the largest, ongoing professional services engagement in Globalscape’s history. Under the contract terms, we are providing professional services to sustain integration of our Secure FTP Server™ and CuteFTP solutions within the SAMS-E environment. In addition to the contracted services, Globalscape may deliver enhanced software solutions for SAMS-E under the subcontractor agreement.

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

Our solution portfolio may evolve in a number of ways including development of new offerings in adjacent markets or through acquisition. For example, since 2010, we have announced development or acquisition of several new solutions, including MIX, Hosted Enhanced File Transfer Server, appShield, CuteBackup and TappIn.

Enter and Extend our Presence in the Endpoint Security Market

We have planned to enter the application control segment of the endpoint security market with appShield, which has been under development by CoreTrace Corporation. Our entry into this market has been considerably delayed from original expectations. With the November 2012 sale of substantially all CoreTrace Coreporation assets to an unrelated third party, we are evaluating our options for future entry into the endpoint security market. We may continue development of appShield, potentially leverage the licensed technology in other ways, or assess alternative solution approaches to extend our market presence.

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

Achieving additional traction in new sales territories potentially can increase our sales in future years, considering we derived 89% of our sales from just the United States, United Kingdom, Canada, South Africa and Australia during the nine months ended September 30, 2012. As part of our strategy, we continually identify and certify strategic partners to cover growing markets.

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

Develop our Corporate Brand

With approximately 80% of our revenue resulting from sales of our Enhanced File Transfer Server solution suite, we have become well-known in the industry for our enterprise capabilities. This industry awareness is a substantial migration from being more associated in the past with CuteFTP, our most widely used consumer product line. We have an ongoing program to continue elevating our profile in the corporate, enterprise and business-to-business markets that can benefit from using our products. We use the expertise of third-party marketing, communications and investor relations firms to strengthen our efforts in these areas.

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

Liquidity and Capital Resources

Our cash and working capital positions have been as follows (in thousands):

	September 30, 2012	December 31, 2011
Cash and cash equivalents	$10,253	$8,861
Working capital	$519	$1,662

Our primary obligations at September 30, 2012 were:

•

Deferred revenue of $9.6 million ($8 million of which is the primary component of our current liabilities) arising from our obligation to provide services in the future under maintenance and support contract for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally range from one to twelve months.

•	Notes payable to a bank of $6.0 million (see discussion below under Loan Agreements).

•	The TappIn earnout of $7.0 million (see discussion below under TappIn Earnout).

•	Trade accounts payable, accrued liabilities, obligations under operating leases and amounts due third parties under royalty agreements all incurred in the normal course of business.

We plan to expend significant resources in the future on internal product development programs and may also use our cash to as well as possibly license or acquire technology, products, or businesses. Our cash on hand allows us to operate from a position of financial strength. However, because our principal source of cash is cash flow from operations, if our sales were to decline, our available cash would also decline. If sales decline significantly or if our liquidity is otherwise under duress, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

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

Cash provided or used by our business activities was (in thousands):

	Cash Provided (Used) During the Nine Months Ended
	September 30, 2012	September 30, 2011
Operating activities	$2,866	$2,270
Investing activities	$(568)	$(123)
Financing activities	$(906)	$170

The increase in cash provided by operating activities during the nine months ended September 30, 2012 (“the 2012 nine months”) compared to the nine months ended September 30, 2011 (“the 2011 nine months”) was primarily due to:

•

An increase in deferred revenues of $1.9 million in the 2012 nine months which was greater than the increase in deferred revenues in the 2011 nine months of $330,000. This larger increase was due to the receipt in the 2012 nine months of $1.3 million under one of our contracts to provide services to the U.S. Army for which there was no similar receipt in the 2011 period.

Offset	by

•

The net loss during the 2012 nine months of $3.1 million being lower than net income during the 2011 nine months of $1.1 million, the details of which are described in the operating results discussion below.

The increased use of cash for investing activities during the 2012 nine months compared to the 2011 nine months was primarily due to:

•	Increased purchases of equipment, primarily computers and workstations, to support our personnel in the sales and development of our products, and

•	Increased software development costs primarily related to the TappIn product line we acquired in December 2011.

The change to using cash for financing activities in the 2012 nine months compared to those activities providing cash during the 2011 nine months was primarily due to:

•

Principal payments of $952,000 during the 2012 nine months on our notes payable arising from our purchase of TappIn, as discussed below under “Loan Agreements”, which are notes payable that did not exist during the 2011 nine months, and

•

Lower proceeds from stock option exercises during the 2012 nine months compared to the 2011 nine months. The timing and volume of stock option exercise patterns can vary based on employment patterns and the personal objectives and desires of the individual option holders and is not necessarily a result of management decisions by the Company.

Loan Agreements

In connection with the TappIn acquisition in December 2011, we entered into two business loan agreements and related notes payable with The Bank of San Antonio as follows:

•	$4.0 million term loan bearing interest at 4.75% per annum and secured by substantially all of the Company’s consolidated assets, and

•

$3.0 million term loan bearing interest at 4.25% per annum and secured by (1) a certificate of deposit with The Bank of San Antonio of $3.0 million which bears interest at 2.0% per annum and (2) all other amounts we have on deposit at that bank from time-to-time, which are not restricted as to use and which totaled approximately $4.9 million at September 30, 2012.

Both loans mature in December 2016. Interest and principal are payable in 60 equal monthly installments. The loans may be prepaid at any time without premium or penalty.

The loan agreements contain customary covenants including maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The Company is prohibited from selling any of its assets other than in the ordinary course of business, acquiring any other entities, changing the types of business in which it engages, incurring indebtedness other than that permitted by the loan agreements, incurring any liens on assets other than those permitted by the loan agreements, making certain investments or paying any dividends on, or acquiring any shares of, its capital stock. Financial covenants under the loan agreements require the Company maintain:

•

Debt Service Coverage (defined as (1) the sum of net income, depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt and interest expense) of at least 1.25 beginning January 1, 2013.

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

TappIn Earnout

Our December 2011 merger agreement with TappIn provides for payments to the former stockholders of TappIn of up to $8.0 million upon achieving certain revenue and product delivery milestones. Based on our estimates of the likelihood of these revenue and product delivery milestones being achieved, we recorded a liability of $7.0 million at the acquisition date for these milestone payments.

The recent introduction of our TappIn Professional Edition to the marketplace was a product delivery milestone that resulted in $2.0 million of the $8 million earnout amount being earned and payable to those former shareholders. In accordance with the merger agreement, we paid $1.5 million of this achieved earnout in October 2012 and will pay the remaining $500,000 in March 2013.

CoreTrace Corporation

We have an investment as a shareholder and notes receivable from CoreTrace Corporation. We also have a joint development and reseller agreement with CoreTrace for our appShield product under which:

•	CoreTrace was to develop and support our appShield product at their expense, and

•	We have a combination of exclusive and non-exclusive licenses to sell the appShield product and pay CoreTrace a royalty on those sales.

In November 2012, CoreTrace announced the sale of a substantial portion of its assets, other than appShield, to an unrelated third party. That transaction triggered provisions of a software escrow agreement under which the appShield source code was released to us for our further development and sale at our expense with CoreTrace ceasing further appShield development on our behalf. We retained our existing exclusive and non-exclusive licenses to develop and sell the appShield product with an elimination of our obligation to pay CoreTrace a royalty on those sales.

These events made it likely that substantially all of the value of our investment in and notes receivable from CoreTrace was eliminated. Accordingly, as of September 30, 2012, we reduced to zero the carrying value of these assets related to Coretrace and recorded a corresponding affiliated entity asset impairment expense of $3.3 million during the three months ended September 30, 2012.

Contractual Obligations

At September 30, 2012, our principal contractual obligations, other than those related to maintenance and support services to be provided in the future for which we have been paid in advance, consisted of notes payable to a bank and operating leases for our office facilities and equipment. We also incur obligations during the normal course of business consisting primarily of trade accounts payable, royalties due third parties included in accrued liabilities (the amounts of which are contingent on sales volumes) and federal income taxes. We may incur additional obligations in the future as we continue to expend significant resources on product development and potentially use our cash or other resources to acquire or license technology, intellectual property and/or products or businesses related to our current business strategy.

Our contractual obligations at September 30, 2012, other than those related to (1) the TappIn earnout described above and (2) maintenance and support services to be provided in the future for which we have been paid in advance which are presented as deferred revenue on our balance sheet, were:

	Amounts Due for the Period (000’s)
	Nine Months Ending September 30, 2012
		Fiscal Years
		2013 - 2015	2016 - 2018	Thereafter	Total
Long term debt	$324	$4,194	$1,530	$—	$6,048
Operating leases	120	1,301	1,041	116	2,578

	$444	$5,495	$2,571	$116	$8,626

Comparison of the Three Months ended September 30, 2012 and 2011

In our discussion below, we refer to the three months ended September 30, 2012 as the “2012 quarter” and the three months ended September 30, 2011 as the “2011 quarter”. Our references to increases or decreases relate to the 2012 quarter compared to the 2011 quarter. All dollar amounts in tables are in thousands unless noted otherwise.

	Three Months ended September 30,
	2012	2011	$ Change
Total revenues	$6,078	$5,417	$661
Cost of revenues	331	451	(120)
Selling, general and administrative expenses	4,136	3,450	686
Research and development expenses	822	811	11
Affliated entity asset impairment	3,264	—	3,264
Depreciation and amortization	314	174	140

Total operating expenses	8,867	4,886	3,981

(Loss) income from operations	(2,789)	531	(3,320)
Other income (expense)	(11)	9	(20)

Net (loss) income before income taxes	(2,800)	540	(3,340)
Income tax expense (benefit)	(86)	(71)	(15)

Net (loss) income	$(2,714)	$611	$(3,325)

Revenue. We derive our revenue primarily from sales of our software licenses and from maintenance and support, professional services and subscription-based offerings. Software license revenue primarily consists of revenue from sales of our enterprise solutions, such as Enhanced File Transfer Server and WAFS, and is typically recognized upon shipment. Maintenance and support services provide our customers with software updates from time-to-time and product support. Maintenance and support revenue is recognized ratably over the contractual period, which is typically one year, but can be up to three years. Professional services revenue includes a variety of customization, implementation, and integration services as well as delivery of education and training associated with our solutions, all of which are recognized as revenue as the services are performed. We sell our Managed Information Exchange (MIX), Hosted Enhanced File Transfer (Hosted EFT Server) managed solutions and TappIn products as subscription services under which we recognize revenue monthly as the services are provided over the contract period, which ranges from one to three years.

Our revenue by product and by type was:

	Revenue for the Three Months ended September 30,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenue by Product
Enhanced File Transfer Server	$4,934	81.2%	$4,120	76.1%
Wide Area File Services	310	5.1%	420	7.8%
CuteFTP	254	4.2%	319	5.9%
Professional Services	274	4.5%	439	8.1%
Other	306	5.0%	119	2.1%

Total Revenue	$6,078	100.0%	$5,417	100.0%

Revenue by Type
Product Licenses	$2,528	41.6%	$2,859	52.8%
Maintenance and Support	3,054	50.2%	2,020	37.3%
Professional Services	274	4.5%	439	8.1%
Other	222	3.7%	99	1.8%

Total Revenue	$6,078	100.0%	$5,417	100.0%

Total revenue increased 12% in the 2012 quarter compared to the 2011 quarter based on the following major components:

•

Product license revenue decreased 12% in the 2012 quarter compared to the 2011 quarter. We attribute our product license revenue trends in recent periods to the previously described transitional effects associated with introduction of our cloud-based managed solutions, continuing attainment of market traction for our software solutions such as Mail Express, and the maturity of certain of our other software solutions, such as CuteFTP. Future new releases of mature solutions like CuteFTP and EFT Server, including optional modules, may provide opportunities to positively influence trends in this area.

•

Maintenance and support (“M&S”) revenue increased 51% in the 2012 quarter compared to the 2011 quarter. We believe the continuing trend of M&S revenue being the largest contributor to our total revenue growth reflects continued customer reliance on, and satisfaction with, our solutions. M&S is a source of recurring revenue for us since an increasing number of our customers tend to renew this service from year to year as evidenced by our deferred revenue increasing by $2.1 million during the nine months ending September 30, 2012.

Enhanced File Transfer Server revenue increased as a result of our successful sales programs emphasizing enterprise solutions for businesses and a continuing growth in renewals of M&S contracts for this product line as users remained satisfied with the security and benefits of our M&S services.

Wide Area File Services software revenue decreased primarily due to the relatively slow introduction of WAFS Version 4, released in 2011, as a result of some customers experiencing difficulties while upgrading to Version 4 from prior versions. These difficulties led us to scale back WAFS sales activities during the first half of 2012 while we assessed and addressed the upgrade issues. We believe these issues were fully resolved as of July 2012. We have resumed our planned WAFS sales activities such that while we are continuing the process of ramping-up WAFS sales to previous levels and beyond, we believe the first half of 2012 was the period during which we experienced the maximum effect of reduced sales levels due to this situation.

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

Professional services decreased due to a reduction in our level of participation on the MAT contract, as compared to the previous year. Our level of participation in the MAT contract may continue to change due to a variety of factors, including availability of government budget authorization for the SAMS-E program and our evolving work share of the contract. However, we believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with news sales of our enterprise solutions and as we renew service agreements with customers.

Other revenue primarily consists of Mail Express, MIX, Hosted EFT Server and TappIn sales. The increase was largely due to an increase in MIX and Hosted EFT Server revenue as well as Mail Express revenue. We believe the MIX and Hosted EFT Server revenue increases were particularly significant as they reflect the growing trend toward cloud-based rather than on-premise solutions. These subscription services contribute to aggregate contract value and provide a predictable revenue stream in future periods.

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

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions and expenses directed associated with professional services delivery. Cost of revenues decreased 26.6% primarily due to:

•

Decreased labor costs of $101,000 associated with professional services under the MAT contract as a result of the reduction in our level of participation in the MAT contract as described in our revenue discussion above.

•	Decreased royalties of $52,000 on certain product sales due to a favorable renegotiation of the terms of certain royalty agreements.

Offset	by:

•	Increased hosted server expenses of $36,000 associated with the growth in our MIX and Hosted EFT Server solutions as discussed in the revenue section above.

Selling, General and Administrative. Selling, general, and administrative expenses increased 19.9% primarily due to:

•	TappIn expenses of $388,000 in the 2012 quarter for which there were no similar expenses in the 2011 quarter.

•	Increased sales commissions of $102,000 as a result of higher revenue.

•	Increased costs of $68,000 under health care plans provided to our employees.

Research and Development. Research and development expenses decreased 1.4% primarily due to:

•	Costs of $121,000 to continue the evolution of our TappIn products currently on the market for which we did not have such expenses in the 2011 quarter prior to our acquisition of TappIn.

Offset	by:

•

Decreased personnel costs of $100,000 resulting from a combination of compensation plan adjustments and reassignment of certain personnel from research and development activities to selling, general and administrative activities, and

•

Decreased third party quality assurance testing expense of $35,000 due to that work which was outsourced in the 2011 quarter being done to the extent needed by our in-house employees in the 2012 quarter.

We capitalized $136,000 of software development costs associated with the TappIn product line in the 2012 quarter. We did not capitalize any software development costs in the 2011 quarter.

Affiliated Entity Asset Impairment. This expense in the 2012 quarter relates to the elimination of the value of our investments in and notes receivable from CoreTrace Corporation due to that company selling a substantial portion of its assets, other than our appShield product, to an unrelated third party. There was no similar event in the 2011 quarter.

Depreciation and Amortization. Depreciation and amortization increased 80.5% primarily due to the amortization of intangible assets arising from the purchase of TappIn in December 2011.

Other Income and Expense. We had other expense in the 2012 quarter compared to other income in the 2011 quarter primarily due to interest expense on our notes payable to a bank in the 2012 quarter. We had no notes payable during the 2011 quarter.

Income Taxes. Our effective income tax rate for the 2012 quarter was 3.1% which differs from the applicable federal statutory rate primarily due to:

•

A substantial portion of the affiliated entity asset impairment expense of $3.3 million being a capital loss for federal income tax purposes that is deductible on our federal income tax returns in the current period and in the future only to the extent the Company has capital gains. While we believe any such deduction would be sustained in the event of external examination, the nature of our business activities is such that we believe it unlikely that we will have capital gains in 2012 or the foreseeable future thereafter against which such a deduction could be applied. Accordingly, we have recorded a reserve and provided no tax benefit in our financial statements related to this affiliated entity asset impairment expense.

•	Certain expenses, such as meals and entertainment, being subject to statutory limitations as to the amount deductible on our income tax returns.

•	Accruals recorded related to certain tax positions taken on our tax returns in prior years that could be adjusted upon examination by taxing authorities.

Offset	by,

•	State taxes determined primarily based upon our gross receipts net of limited deductions.

Our effective income tax rate for the 2011 quarter was 13.1% which differs from an assumed, blended statutory rate of 34% primarily due to a $261,000 research and development tax credit related to years 2008, 2009 and 2010 that was fully recorded in the 2011 quarter and the statutory deduction for domestic production activities that is not an expense for financial statement purposes.

Comparison of the Nine Months ended September 30, 2012 and 2011

In our discussion below, we refer to the nine months ended September 30, 2012 as the “2012 period” and the nine months ended September 30, 2011 as the “2011 period”. Our references to increases or decreases relate to the 2012 period compared to the 2011 period. All dollar amounts in tables are in thousands unless noted otherwise.

	Nine Months ended September 30,
	2012	2011	$ Change
Total revenues	$17,173	$15,771	$1,402
Cost of revenues	962	1,349	(387)
Selling, general and administrative expenses	12,532	10,156	2,376
Research and development expenses	2,660	2,359	301
Affiliated entity asset impairment	3,264	—	3,264
Depreciation and amortization	951	570	381

Total operating expenses	20,369	14,434	5,935

(Loss) income from operations	(3,196)	1,337	(4,533)
Other income (expense)	(138)	23	(161)

(Loss) income before income taxes	(3,334)	1,360	(4,694)
Income tax expense (benefit)	(227)	220	(447)

Net (loss) income	$(3,107)	$1,140	$(4,247)

Revenue. We derive our revenue primarily from sales of our software licenses and from maintenance and support, professional services and subscription-based offerings. Software license revenue primarily consists of revenue from sales of our enterprise solutions, such as Enhanced File Transfer Server and WAFS, and is typically recognized upon shipment. Maintenance and support services provide our customers with software updates from time-to-time and product support. Maintenance and support revenue is recognized ratably over the contractual period, which is typically one year, but can be up to three years. Professional services revenue includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as revenue as the services are performed. We sell our Managed Information Exchange (MIX), Hosted Enhanced File Transfer (Hosted EFT Server) managed solutions and TappIn products as subscription services under which we recognize revenue monthly as the services are provided over the contract period, which ranges from one to three years.

Our revenue by product and type was:

	Revenue for the Nine Months ended September 30,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
Revenue by Product
Enhanced File Transfer Server	$13,580	79.1%	$11,899	75.4%
Wide Area File Services	1,042	6.1%	1,176	7.5%
CuteFTP	784	4.6%	985	6.2%
Professional Services	1,014	5.9%	1,366	8.7%
Other	753	4.4%	345	2.2%

Total Revenue	$17,173	100.0%	$15,771	100.0%

Revenue by Type
Product Licenses	$7,424	43.2%	$8,525	54.1%
Maintenance and Support	8,294	48.3%	5,596	35.5%
Professional Services	1,013	5.9%	1,366	8.7%
Other	442	2.6%	284	1.8%

Total Revenue	$17,173	100.0%	$15,771	100.0%

Total revenue increased 9% in the 2012 period compared to the 2011 period based on the following major components:

•

Product license revenue decreased 13% in the 2012 period compared to the 2011 period. We attribute our product license revenue trends in recent periods to the previously described transitional effects associated with introduction of our cloud-based managed solutions, continuing attainment of market traction for our software solutions such as Mail Express, and the maturity of certain of our other software solutions, such as CuteFTP. Future new releases of mature solutions like CuteFTP and EFT Server, including optional modules, may provide opportunities to positively influence trends in this area.

•

Maintenance and support (“M&S”) revenue increased 48% in the 2012 period compared to the 2011 period. We believe the continuing trend of M&S revenue being the largest contributor to our total revenue growth reflects continued customer reliance on, and satisfaction with, our solutions. M&S is a source of recurring revenue for us since an increasing number of our customers tend to renew this service from year to year as evidenced by our deferred revenue increasing by $2.1 million during the nine months ending September 30, 2012.

Enhanced File Transfer Server revenue increased as a result of our successful sales programs emphasizing enterprise solutions for businesses and a continuing growth in renewals of M&S contracts for this product line as users remained satisfied with the security and benefits of our M&S services

Wide Area File Services software revenue decreased primarily due to the relatively slow introduction of WAFS Version 4, released in 2011, as a result of some customers experiencing difficulties while upgrading to Version 4 from prior versions. These difficulties led us to scale back WAFS sales activities during the first half of 2012 while we assessed and addressed the upgrade issues. We believe these issues were fully resolved as of July 2012. We have resumed our planned WAFS sales activities such that while we are continuing the process of ramping-up WAFS sales to previous levels and beyond, we believe the first half of 2012 was the period during which we experienced the maximum effect of reduced sales levels due to this situation.

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

Professional services decreased due to a slight reduction in our level of participation on the MAT contract, as compared to the previous year. Our level of participation in the MAT contract may continue to change due to a variety of factors, including availability of government budget authorization for the SAMS-E program and our evolving work share of the contract. However, we believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with news sales of our enterprise solutions and as we renew service agreements with customers.

Other revenue primarily consists of Mail Express, MIX, Hosted EFT Server and TappIn sales. The increase was largely due to an increase in MIX and Hosted EFT Server revenue. Mail Express revenue also increased compared to the same period in 2011. We believe the MIX and Hosted EFT Server revenue increases were particularly significant as they reflect the growing trend toward cloud based rather than installed solutions. These subscription services contribute to aggregate contract value and provide a predictable revenue stream in future periods.

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

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions and expenses directed associated with professional services delivery. Cost of revenues decreased 28.7% primarily due to:

•

Lower labor costs of $356,000 associated with professional services under the MAT contract as a result of the slight reduction in our level of participation in the MAT contract as described in our revenue discussion above.

•	Lower royalties of $143,000 on certain product sales due to a favorable renegotiation of the terms of certain royalty agreements.

Offset by:

•	Increased hosted server expenses of $96,000 associated with the growth in our MIX and Hosted EFT Server solutions as discussed in the revenue section above.

Selling, General and Administrative. Selling, general, and administrative expenses increased 23.4% primarily due to:

•	TappIn expenses of $1.4 million in the 2012 period for which there were no similar expenses in the 2011 period.

•	Increased salaries for certain personnel of $243,000 in order to retain them in a competitive environment for talent.

•	Increased costs of $195,000 under health care plans provided to our employees.

•

Increased legal fees of $185,000 related to litigation in which we are involved as described elsewhere in this document and for additional SEC filings work primarily arising from the TappIn acquisition.

•	Increased commission expense of $152,000 due to increased sales.

•	Increased costs of SEC filings of $41,000 due to those filings having XBRL tagging in the 2012 period but not the 2011 period.

•

A reduction in the needed allowance for doubtful accounts that was higher in the 2011 period than the reduction that occurred in the 2012 period due to collections experience improving at a reduced rate in the 2012 period compared to the 2011 period.

All offset by:

•	Lower stock based compensation expense of $154,000 due to a higher level of stock option forfeitures arising from normal personnel turnover.

•	Lower advertising expense of $110,000 due to a higher emphasis on internet advertising through search engine optimization in lieu of other forms of advertising.

•	Lower third-party consulting fees in our government sales area of $61,000 due to our improved ability to manage these sales in-house.

Research and Development. Research and development expenses increased 12.8% primarily due to:

•

Costs of $304,000 incurred for the continuing evolution of our TappIn products currently on the market for which for which we did not have such expenses in the 2011 period prior to our acquisition of TappIn;

•	Increased third-party quality assurance testing of our products under development of $43,000 as we continue to enhance their features and functions.

Offset by:

•	Decreased personnel costs of $71,000 resulting from reassignment of certain personnel from research and development activities to selling, general and administrative activities.

We capitalized $313,000 of software development costs associated with the TappIn product line in the 2012 period. We did not capitalize any software development costs in the 2011 period.

Affiliated Entity Asset Impairment. This expense in the 2012 period relates to the elimination of the value of our investments in and notes receivable from CoreTrace Corporation due to that company selling a substantial portion of its assets, other than our appShield product, to an unrelated third party. There was no similar event in the 2011 period.

Depreciation and Amortization. Depreciation and amortization increased 66.8% primarily due to the amortization of intangible assets arising from the purchase of TappIn in December 2011.

Other Income and Expense. We had other expense in the 2012 quarter compared to other income in the 2011 quarter primarily due to interest expense on our notes payable to a bank in the 2012 quarter. We had no notes payable during the 2011 quarter.

Income Taxes. Our effective income tax rate for the 2012 period was 6.8% which differs from the applicable federal statutory tax rate primarily due to:

•

A substantial portion of the affiliated entity asset impairment expense of $3.3 million being a capital loss for federal income tax purposes that is deductible on our federal income tax returns in the current period and in the future only to the extent the Company has capital gains. While we believe any such allowable deduction would be sustained in the event of external examination, the nature of our business activities is such that we believe it unlikely that we will have capital gains in 2012 or the foreseeable future thereafter against which such a deduction could be applied. Accordingly, we have recorded a reserve and provided no tax benefit in our financial statements related to this affiliated entity asset impairment expense.

•	Certain expenses, such as meals and entertainment, being subject to statutory limitations as to the amount deductible on our income tax returns.

•	Accruals recorded related to certain tax positions taken on our tax returns in prior years that could be adjusted upon examination by taxing authorities.

Offset by,

•	State taxes determined primarily based upon our gross receipts net of limited deductions.

Our effective income tax rate for the 2011 period was 16.2% which differs from an assumed, blended statutory rate of 34% primarily due to a $261,000 research and development tax credit related to years 2008, 2009 and 2010 that was fully recorded in the 2011 period and the statutory deduction for domestic production activities that is not an expense for financial statement purposes.

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

During the nine months ended September 30, 2012, approximately 26% of our sales came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales. However, in July 2003, the European Union (EU) enacted Value Added Taxes (VAT) on electronic purchases. These taxes are charged to our non-business customers in the EU and, in our case, are remitted quarterly in pound sterling. The impact of this currency translation has not been material to our business.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

GlobalSCAPE is named as one of a number of defendants in a patent infringement suit filed by Content Delivery Solutions LLC in the United States District Court for the Western District of Texas Austin Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses products or services for resuming interrupted transmission of a file over a network. In November 2012, the Company reached a tentative agreement to settle this case for an amount not material to the Company’s financial condition or results of operations.

GlobalSCAPE is named as one of a number of defendants in a patent infringement suit filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses product activation functionality. GlobalSCAPE believes that it has meritorious defenses to plaintiffs’ claims in this case and intends to defend this lawsuit vigorously. GlobalSCAPE believes any loss it may incur related to this matter would be immaterial to the Company’s financial position and results of operations.

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

GLOBALSCAPE, INC.

November 14, 2012	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer