Form 10-K/A
period 2011-12-31
GLOBALSCAPE INC
filed 2012-11-16
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

☐  Yes     ☒  No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $20,437,694 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $1.99 per share on such date on the NYSE Amex Stock Exchange.

As of November 16, 2012 there were 18,417,966 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on June 4, 2012, are incorporated by reference in Part III hereof.

Explanatory Note

GlobalSCAPE, Inc. (the “Registrant”) is filing this amendment (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “Form 10-K”), filed with the United States Securities and Exchange Commission on March 29, 2012, solely to correct an inadvertent omission in Exhibits 31.1 and 31.2 of (1) a reference to internal control over financial reporting in the introductory sentence of item 4 as now included by this amendment, and (2) a reference to the design of internal control over financial reporting as now included as item 4.(b) by this amendment.

This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

Part II. Other Information

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

GLOBALSCAPE, INC.

November 16, 2012	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer