Form 10-Q/A
period 2012-06-30
GLOBALSCAPE INC
filed 2012-11-16
CIK 1112920

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

Explanatory Note

GlobalSCAPE, Inc. (the “Registrant”) is filing this amendment (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the United States Securities and Exchange Commission on August 13, 2012, solely to correct an inadvertent omission in Exhibits 31.1 and 31.2 of (1) a reference to internal control over financial reporting in the introductory sentence of item 4 as now included by this amendment, and (2) a reference to the design of internal control over financial reporting as now included as item 4.(b) by this amendment.

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