Form 10-K
period 2012-12-31
GLOBALSCAPE INC
filed 2013-03-28
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $20,696,394 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $1.99 per share on such date on the NYSE MKT.

As of March 15, 2013 there were 18,445,516 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 21, 2013, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, CuteSendIt®, Mail Express are registered trademarks of GlobalSCAPE, Inc. Secure FTP ServerTM, Wide Area File ServicesTM, WAFSTM, CDPTM, DMZ Gateway®, Advanced Workflow EngineTM, Applicability Statement 2 TM, AS2TM, AWETM, Enhanced File Transfer ServerTM, Managed Information XchangeTM, MIXTM, Hosted Enhanced File Transfer ServerTM, EFT ServerTM, CuteFTP LiteTM, CuteFTP HomeTM, Secure Ad Hoc TransferTM, Total Path SecurityTM, Enhanced File Transfer ServerTM, EFT Server EnterpriseTM, Enhanced File Transfer Server Enterprise TM, Stop to Ask TM, Total Recall TM, Stop Tomorrow’s Viriuses Today TM, GlobalSCAPE Securely Corrected TM, and appShieldTM are trademarks of GlobalSCAPE, Inc. TappIn® and TappIn and desigin are registered trademarks of our wholly-owned subsidiary, TappIn, Inc. Now Playing TM, TappIn Secure Share TM, Social Share TM, and Enhanced A La Carte Playlist TM, are trademarks of our wholly-owned subsidiary TappIn, Inc. Other trademarks and trade names in this Annual Report are the property of their respective owners.

In this report, we use the following terms:

“Cloud” or “cloud computing” refers to pooled computing resources, delivered on-demand, over the Internet. In the same manner that electricity is delivered on-demand from large scale power plants, cloud computing is delivered from centralized data centers to users all over the world.

“DMZ” or Demilitarized Zone refers to a computer host or perimeter network inserted between a trusted internal network and an untrusted public network such as the Internet.

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

“SMB” means small to medium size business.

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

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations. We have identified many of the forward-looking statements in this Annual Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report and other documents filed with the Securities and Exchange Commission. Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Annual Report.

PART I

Item 1.	Business

Company Overview

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. We have thousands of enterprise customers and more than one million individual consumers in over 150 countries. Our solutions are used by more than 20,000 U.S. Army users deployed worldwide.

We operate primarily in the Managed File Transfer, or MFT, industry. We are evolving our MFT focus into adjacent solution spaces that creates what we refer to as Total Path Security. The Total Path Security framework addresses data and information management, movement, security and accessibility across a broad range of environments encompassing data and information in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices using our TappIn solution).

Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. Our products provide the ability to monitor these activities, as well as access the underlying data, securely and flexibly through a wide range of network-enabled, mobile devices, including tablets and smartphones.

Our solutions ensure compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners, including network-enabled, mobile devices.

Our initial product, CuteFTP, a file transfer protocol client program used mostly by individuals and small businesses, was first distributed in 1996 over the Internet and achieved significant success and popularity. Since then, we have continued to enhance our portfolio of products to meet the increasing demand for secure information exchange in the MFT industry and adjacent markets such as cloud services. Our capabilities have evolved from personal and small business MFT products to include standard and enterprise versions of our Enhanced File Transfer, or EFT, software, with an increasing number of add-on modules that provide additional capabilities such as ad hoc file transfer, advanced auditing and reporting, government-validated cryptography, and workflow automation. We have also developed Wide-Area File Services, or WAFS, and Continuous Data Protection, or CDP, software which further enhances the ability to replicate, share and backup files within a wide area network or local area network, at WAN and LAN speeds.

We also offer managed e-mail attachment, software-as-a-service, or SaaS, and cloud-based subscription solutions for information sharing solutions. Our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.

Our managed cloud-based subscription solutions are a notable part of our future revenue model plans because they provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. While we are in the early stages of growing our subscription services, we already have added capability to deliver these services in additional geographies, such as the United Kingdom and Canada, where country-specific compliance requirements may necessitate in-country service delivery

In December 2011, we entered the secure content mobility market with the acquisition of TappIn, Inc. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content. We believe that the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users.

Industry Background

The Internet has become an integral part of daily operations for individual users and companies of all sizes, not only for e-commerce, but also as a means of managing information between central and remote locations and with associates, employees, partners, suppliers, and customers. Corporate information managers must protect business assets, ensure that policies and processes meet regulations governing the management of sensitive information, and ensure that the right people have access to the right information at the right time. Global operations, diverse business partners and networks further emphasize the need for common standards to ensure compatibility, scalability, privacy, security and cost-effective integration. All of these needs have created the need for maintaining the security of data and information in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices using our TappIn solution).

The need for MFT and secure content mobility solutions is particularly strong for organizations faced with a daunting array of privacy, security, and remote accessibility challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory and privacy requirements include federal legislation and regulations such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act (GLBA),the Federal Trade Commission Red Flags Rules, as well as state legislation and regulations in the U.S such as California Senate Bill (SB) 1386 and the data security regulations issued by the Massachusetts Office of Consumer Affairs and Business, as well as the extraterritorial requirements such as the European Union Data Protection Directive. Some of these statutes and regulations impose severe penalties for improper disclosure of confidential information. Industry best-practices such as the Payment Card Industry Data Security Standard (PCI DSS) and self-imposed business requirements lead to the need to secure and protect consumer information, intellectual property and trade secrets. These measures offer protection against disclosure of proprietary information and also reduce corporate risks associated with the potentially devastating consequences of security breaches.

Markets for MFT and secure remote access grew from mainstream adoption of the Internet, the subsequent exponential growth in data and information sharing, and the growing realization that information is a significant business currency requiring appropriate security, management, auditing, and reporting, and also subject in many cases to regulatory and privacy requirements. Similarly, the cloud services market arose from recognition that the Internet allows ubiquitous, global access to data and information services. By leveraging Internet technologies, and delivering services through appropriately secured and managed shared resources, cloud-based solutions allow businesses and other organizations to achieve economies of scale and greater operational agility. Cloud solutions also can support individual consumer needs for information access and sharing at very affordable costs. Secure content mobility solutions provide these same benefits, but extend the information delivery model to and from the broadest range of network-enabled devices, including smartphones and tablets.

Our primary industry is known as managed file transfer. The MFT industry has its technical origin in the file transfer protocol, or FTP. FTP dates back to 1980 (RFC 765, later superseded by RFC 959), with even earlier RFCs guiding prior attempts to establish standards for file transfer protocols. The use of file transfer protocols increased dramatically with the explosive growth of the Internet and the World Wide Web during the 1990s. The MFT industry arose from recognition that FTP, alone, does not provide adequate security and management capabilities for file transfers. MFT solutions offer a greater degree of security and control than FTP. Features available in MFT solutions include integrated security, auditing capabilities, performance monitoring, and reporting. The MFT industry includes low cost, or even free, solutions that offer basic capabilities. However, businesses and even individuals procure more advanced solutions that provide scalability, enhanced security options, automated workflow, dedicated maintenance and support, and other features that facilitate high-confidence, secure and cost effective file transfers.

Cloud computing is a model for enabling convenient, on-demand network access to a shared pool of configurable computing resources (e.g., networks, servers, storage, applications, and services) that can be rapidly provisioned, released, and scaled to meet requirements. We believe the continuing movement to cloud services is analogous to the telecommunications shift from dedicated point-to-point circuits to a delivery model in which the entire telecommunications infrastructure potentially can be used to establish, maintain, and manage individual connections on an as-needed basis. Cloud implementations may be public, private, community or a hybrid combination. In a private cloud, the infrastructure is operated solely for a specific organization. In a community cloud, the infrastructure is shared by several organizations and supports a specific community that has shared concerns (e.g., mission, security requirements, policy, and compliance considerations). In a public cloud the infrastructure is made available to the general public or a large industry group. A hybrid cloud is a composition of two or more clouds (private, community, or public) that remain unique entities but are bound together by standardized or proprietary technologies that enable data and application portability (for example, cloud bursting for load-balancing between clouds).

The secure content mobility market has emerged from a confluence of the same primary market forces that drove demand for MFT and cloud services, with those forces magnified by the exponential, worldwide proliferation of mobile devices. According to a recent report by Cisco Systems, global mobile data traffic grew by 70% in 2012. The Cisco report also states that mobile data traffic in 2012 was nearly 12 times the size of the entire global Internet in 2000 and projects that such traffic will increase 13-fold between 2012 and 2017. The report further projects that the number of mobile-connected devices will surpass the world’s population in 2013. Secure content mobility solutions will become increasingly necessary to allow business and consumers to securely access and share data, potentially across multiple network-enabled devices to include smartphones and tablets. The content delivery model will include solutions like TappIn that provide access directly to and from on-premises or personal devices, with those solutions possibly interoperating with cloud-based data repositories.

Strategy

Our Total Path Security framework encompasses protection of data in motion and at rest. We intend to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange within the Total Path Security framework. From our perspective, more fully addressing this need for secure information exchange requires consideration of capabilities beyond traditional MFT, including managed e-mail attachment, cloud-based, and remote access security solutions. We believe we must consider ongoing, fundamental changes in customer technologies and processes, such as the rapidly increasing use of mobile devices, including “Bring Your Own Device”, or BYOD, aspirations, in the workplace.

Our strategic focus continues to center on:

•	Entering and establishing leadership in broader information exchange markets while maintaining leadership in the MFT industry.

•	Growing recurring revenue.

•	Developing and enhancing our software solutions.

•	Entering and extending our presence in the secure content mobility market.

•	Increasing international sales through third-party distributor channels.

•	Growing enterprise and government sales, and

•	Developing our corporate brand and market recognition.

Entering and Establishing Leadership in Broader Markets

Gartner and International Data Corporation (“IDC”) have stated that the annual MFT market is in excess of $700 million. We are a leader in MFT products and services. In 2012, we achieved one of the highest ratings in the latest Managed File Transfer (MFT) Vendor Landscape Report from Info-Tech Research Group. The report designated GlobalSCAPE a “Champion” in its Vendor Landscape matrix and awarded the Company “Exemplary Performer” status in both security strength and ad hoc file transfer capabilities. Info-Tech Research Group evaluated criteria such as strategy, viability, sales and support reach, and channel partner programs. We scored high in all categories, earning the ranking of “Champion.” Their evaluation of our strategy garnered one of the highest possible scores due in part to our TappIn product line and our approach to mobile file access. Also playing a role in our rating was the assessment of our EFT Enterprise Edition, one of our primary MFT solution products. EFT Enterprise Edition was commended for its ability to meet advanced security requirements, its flexible deployment options and our responsive customer support. We also received the highest marks for our available features and flexible system architecture.

We also were in the leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer in 2011 and 2010, the latest years for which Gartner published this magic quadrant. With MFT capabilities increasingly being integrated into business-to-business, or B2B, gateway, data integration, service oriented architecture, and other technical solutions, we believe the market will continue shifting toward consideration of MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes. We have begun to address this shift in a number of ways.

We offer services to the much larger, and adjacent, cloud services market with our Managed Information Xchange, or MIX, and Hosted Enhanced File Transfer solutions. Gartner, a notable industry analyst, estimated the cloud computing market would grow from an estimated $109 billion in 2012 to approximately $207 billion by 2016. This market includes categories such as infrastructure-as-a-service, management and security, and SaaS. Our partner agreements with hosting providers such as Rackspace and Peer 1, and the proven, modular capabilities of our EFT solution suite, provide us a straightforward path for delivering our products and technology to specific segments of this market

Our Secure Ad Hoc Transfer module, or SAT module, is designed for companies needing an out-of-the-box solution to exchange files without the problems typically associated with having to manually create temporary FTP accounts, accept the size limitations and security issues of regular email, or contend with the time delays and high costs of overnight and physical shipments. The SAT Module works in conjunction with our EFT solution and allows users inside an enterprise to send and receive files of any size to and from recipients outside the organization with secure authentication, non-repudiation and auditing capabilities. We have added other adjacent-market capabilities, such as business automation, to the EFT software also through our modular solution architecture. These capabilities are helping to underpin the consistent growth in revenue from the EFT solution suite. In addition, our Mail Express solution was recognized by Info Security Products Guide as a “Global Excellence Award” winner in February 2012 in the Email Management and Security category. We believe strengthening our ad hoc file transfer solutions remains a key strategy element and we intend to pursue solution enhancements in this area in future periods. Our secure content mobility competencies provide a potentially compelling complement to traditional MFT capabilities, including ad hoc file transfer solutions. We have developed a secure mobile access module for our EFT solution as an initial point of integration with our TappIn technology. We regard secure content mobility potentially as a unifying concept for our solution portfolio given the central position and importance of content (i.e., data and information) in the market drivers for our solutions. We intend to further integrate our solution capabilities, for example as demonstrated by the February 2013 integration of Mail Express functionality as a module within the EFT solution suite, to take advantage of potential synergies and strengths across our solution portfolio, while also possibly simplifying our marketing and sales processes.

We believe that building on our MFT capabilities provides a clear opportunity to increase our average transaction size and repeat business through greater scalability, business integration, and application of professional services to support implementation planning and execution. Our enterprise solutions, such as EFT Enterprise, have increased considerably in capability over the years. The add-on modules available for EFT Enterprise and increased technical performance for other offerings in our portfolio provide a strong platform for greater business adoption and integration of our solutions. We believe continued focus on capabilities necessary for even broader B2B applicability, including appropriate treatment of evolving secure content mobility requirements, is a key strategic opportunity for our future business operations.

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

We believe execution of this strategy element potentially could provide greater predictability of revenue in future periods and a stronger hedge against future business (or broader economic) downturns. Currently, the largest component of our recurring revenue is from M&S contracts which grew 20% or more in both 2012 and 2011 compared to the prior year. We intend to focus on delivering continued growth in deferred revenue, while assessing market traction for the full range of our solutions on an ongoing basis. From this perspective, deferred revenue may continue to grow in absolute terms, and as a percentage of total revenue, for some period of time, depending on the relative future growth rates of all of our solutions.

As discussed under “Key Business Metrics” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” subscription sales may change the trajectory of our prior revenue growth. We believe that due to its compounding effects, subscription revenue potentially can grow more quickly and significantly than software license revenue and create increased operating margins.

Developing and Enhancing Our Solutions

We have allocated significant resources to enhancing and developing our solutions in recent years. This strategic focus has delivered substantially more capable releases of our Enhanced File Transfer, WAFS and Mail Express solutions, plus our cloud-based offerings, TappIn mobile file access and monitoring products and professional services. We intend to maintain our focus on developing our solution portfolio and, as appropriate, enhancing our existing solutions.

Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisitions. We maintain an active research and development program and work closely with partners and others in the industry to identify new solution opportunities. As an example, we began our first original equipment manufacturer, or OEM, partnership with Network Automation in 2008, embedding Network Automation’s AutoMate product as the Advanced Workflow Engine, or AWE, module to our Enhanced File Transfer Server solution. During 2010, we expanded our partner agreement to become a worldwide reseller of Network Automation’s software solutions, AutoMate and AutoMate Business Process Automation Server. Over the past three years, we have partnered with hosting providers (including Rackspace Hosting) to deliver the MIX and Hosted EFT Server solutions. Also, in December 2011, we acquired the TappIn secure content mobility technology.

As we evolve our solution portfolio, we intend to maintain an appropriate balance between legacy and new solutions, including making choices about transitioning, sustaining, or retiring solutions as necessary to best operate under prevailing business conditions. Transitioning or sustaining solutions may involve consolidating capabilities within our solution portfolio, releasing upgrades in response to market or customer needs, or making bug fixes in accordance with our communicated End of Life, or EOL, Policy. We also may phase out solutions periodically in accordance with the EOL Policy.

Entering and Extending our Presence in the Secure Content Mobility Market

In December 2011, we entered the secure content mobility market with the acquisition and introduction of our TappIn product line. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content.

We believe the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users. While storing and accessing data in a cloud environment is viable in many circumstances, we believe there also is a significant demand in the marketplace for the ability to access data in a manner similar to that offered by cloud computing but with the data being accessed and stored within the security of computers, servers or data centers owned by or dedicated solely to a particular individual or enterprise, rather than in the cloud. Many of our customers already using our EFT Server and other products have expressed a desire to have the flexibility to access their data or monitor the status of their MFT activities from anywhere using a tablet computer or smartphone and security protocols at least equivalent to that offered by our EFT Server and other products. Our TappIn technology, if further developed, potentially can provide that accessibility. Therefore, we intend to expand and enhance the TappIn capabilities and appeal for enterprise customers.

TappIn currently supports the consumer user’s needs by providing the capability to access data stored on the user’s personal computer, network attached storage or similar device from a remote location using a tablet, smartphone or other network-enabled device. There is demand in the marketplace for this capability in light of concerns about the security of personal data when it is stored in the cloud. We are accessing this market through direct sales of the TappIn application to consumers through our website and by partnering with major storage device manufacturers who will ship their products pre-configured with TappIn capabilities.

Increasing International Sales Through Third-Party Distributor Channels

We have added several channel partners in recent years and also organized our sales force and associated sales processes, to more effectively support our partner network worldwide. Channel partners resell, distribute, or integrate our solutions. These channel partners provide us with additional opportunities to penetrate deeper into existing markets and enter new sales territories.

Channel sales can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. We leverage this approach to reduce our over cost of marketing and selling our solutions in geographic areas where it would be costly to establish a presence with our own employees. To facilitate this approach, we host channel partner conferences to provide a forum for exchanging ideas and delivering partner-specific sales education and training. We currently derive approximately 88 percent of our sales from the United States, United Kingdom, Canada, and Australia. Achieving an additional presence in regions we do not yet serve to any notable degree could increase our sales in future years.

Growing Enterprise and Government Sales

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

We have a contract with the U.S. Army to support the Standard Army Maintenance System-Enhanced (SAMS-E) logistics program. This is the fourth large U.S. Army contract for GlobalSCAPE since 2005. This contract extends through September 2013. It is a sole source contract for $1.35 million, which we will recognize as revenue in equal monthly installments over that term. Under this agreement, we will continue to provide maintenance and support to previously purchased software licenses, including the Enhanced File Transfer Server solution and CuteFTP Pro managed file transfer application. GlobalSCAPE solutions enable the SAMS-E program to maintain compliance with federal and U.S. Army and information security regulations as a result of our product certifications that include Federal Information Processing Standards (FIPS 140-2) and the U.S. Army Certificate of Networthiness.

Developing our Corporate Brand

GlobalSCAPE traditionally has been better known for CuteFTP than as a corporate brand. We have an ongoing initiative to elevate our corporate profile under the GlobalSCAPE brand. We use internal resources as well as outside marketing, communications and investor relations professionals to support this work.

We have participated in numerous analyst briefings and investor conferences that have increased our recognition within the investor and analyst communities. We have revised our website, logos, and other areas reflecting our corporate brand. Through these activities, we have established a more consistent, recognizable brand that may better support future growth and market visibility.

We believe we have continued to enhance our brand through additional national and regional attention resulting from the numerous corporate awards we have received including:

•	In 2012, the San Antonio Business Journal named us one of San Antonio’s fast track companies for revenue growth.

•	In 2012, we also were named one of the top 50 companies in the San Antonio Express-News Top Workplaces for the third year in a row.

•	In 2012, we were named one of the “Best Places to Work” by the San Antonio Business Journal for the third year in a row.

•	In 2011, Computerworld named GlobalSCAPE on its list of “100 Best Places to Work in IT” for the second year in a row.

•	In 2012, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the third year in a row.

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

Software Products

Managed File Transfer Products and Solutions

Our MFT products and solutions help users securely move and copy files on the Internet. FTP, along with more secure protocols such as SFTP, FTP/S, and HTTP/S, requires a client program to start a transfer and a server program to accept the connection. A substantial portion of our revenues is derived from licensing our file management products, especially the EFT solution.

In 2012, we achieved one of the highest ratings in the latest Managed File Transfer (MFT) Vendor Landscape Report from Info-Tech Research Group. The report designated GlobalSCAPE a “Champion” in its Vendor Landscape matrix and awarded the Company “Exemplary Performer” status in both security strength and ad hoc file transfer capabilities. Info-Tech Research Group evaluated criteria such as strategy, viability, sales and support reach, and channel partner programs. We scored high in all categories, earning the ranking of “Champion.” Their evaluation of our strategy garnered one of the highest possible scores due in part to our TappIn product line and our approach to mobile file access. Also playing a role in our rating was the assessment of our EFT Enterprise Edition, one of our primary MFT solution products. EFT Enterprise Edition was commended for its ability to meet advanced security requirements, its flexible deployment options and our responsive customer support. We also received the highest marks for our available features and flexible system architecture.

Server-Based Managed File Transfer Software Solutions

Our server software solutions are designed to provide businesses with increased file transfer security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. Our server solutions offer substantial ease-of-use advantages compared to competitive products. Each provides two-factor authentication, enhanced visibility and monitoring of file transfers, support for IPv6, and additional security enhancements. These products are common, scalable solution platforms that accommodate a broad family of add-on modules to support the user’s complex information sharing needs. For flexibility, these products preserve backward compatibility with our early version solutions.

Enhanced File Transfer Standard Edition (“EFT Standard Edition”). Our EFT Standard Edition solution complements CuteFTP Pro (further described below) and other third party FTP clients by enabling encrypted transfers using SSL, SSH2 and advanced S/KEY password encryption. When used with CuteFTP Pro, EFT Standard Edition offers a complete digital certificate management system giving system administrators the ability to manage digital certificates as well as initiate back-end processes with other customer systems. The latter functionality can be used as a partial or total replacement for more complex, enterprise-level electronic data interchange systems. Additional features include remote management capability, the ability to operate multiple FTP sites with unique user management from a single server and the ability to manage user accounts with advanced settings for maximum security and control. EFT Standard Edition is integrated with a Secure Mobile Access, or SMA, module that uses TappIn functionality to allow authorized mobile users to view files on EFT.

EFT Standard Edition supports add-on modules and software such as the Auditing and Reporting module, High-Security module, OpenPGP module, Web Transfer Client, Secure Ad hoc Transfer module, DMZ gateway, and FIPS 140-2 validated cryptographic libraries.

Version 6 of EFT Standard Edition and CuteFTP Pro Version 3.1 also received the Certificate of Networthiness from the U.S. Army Network Technology Command (NETCOM) during 2009. Our receipt of this certificate enables Army installations worldwide to install and operate these server and client-based secure information exchange solutions. The availability of add-on modules, and migration to a common software code base with EFT Enterprise Edition have dramatically increased the capabilities of EFT Standard Edition as compared to the legacy Secure FTP Server.

Enhanced File Transfer Enterprise Edition (“EFT Enterprise Edition”). EFT Enterprise Edition is an enterprise file server, building on the base features of EFT Standard Edition. EFT Enterprise Edition supports large-enterprise installations and is compatible with our AWE module. The AWE module provides over 200 built-in “drag and drop” workflow actions, including sending SNMP traps, communicating with mainframe computers, redirecting or relocating files, integrating SQL and XML capabilities, and executing third-party applications, custom programs, and batch files.

EFT Enterprise Edition also supports the Applicability Statement 2 (AS2) protocol, encrypting file system (EFS), the multi-site (and multi-platform) version of DMZ Gateway, two-factor authentication, active directory administration, Oracle DBMS, Microsoft SQL and many more enterprise capabilities. In November 2012, we released our Business Activity Monitoring (“BAM”) dashboard as an additional module available for use with EFT Enterprise Edition. The BAM dashboard is designed for both technical and business users requiring monitoring of business transactions. The BAM software provides an overview of transactions involving sensitive data transfers such as currency exchange, shipments and deliveries and other sensitive data transfers. Screen views provided by the BAM dashboard are customizable by the user to display transactions in a manner responsive to their business needs.

Both editions of our EFT solution provide two-factor authentication, enhanced visibility and monitoring of file transfers, support for IPv6, and additional security enhancements. In February 2013, we announced the general availability of EFT Standard 2013 and EFT Enterprise 2013 (collectively EFT 2013). The EFT 2013 release provides a significant update to the EFT Standard and Enterprise Editions. Some of the top improvements for EFT 2013 include full Unicode UTF-8 integration which allows data exchange in any language, improved support for implementations with hundreds of thousands of accounts, expanded administrative visibility and control of ongoing data transfers, and full support for Microsoft Windows Server 2012 and Microsoft SQL Server 2012. In addition, EFT 2013 includes tight integration with our Mail Express solution, allowing users to exchange large or sensitive files securely via email attachment. This new integration with Mail Express allows administrators to achieve even higher levels of efficiency and visibility than prior versions, through common auditing, reporting, and event rule processing.

CuteFTP

CuteFTP is a ‘“client side” software product, installed on a user’s local computer, that enables file transfers from or to an FTP server. The target market for the CuteFTP product includes corporate IT professionals who use it to transfer data between locations via the Internet and individual Web site operators who use it to upload their Web pages to their Web hosting provider, among others. CuteFTP simplifies use of file transfer protocols presenting a user-friendly, graphical user interface that allows users to “drag and drop” files between computers, rather than requiring those users to interact directly with the underlying technical processes and protocols. CuteFTP has won several awards, and has been favorably reviewed over the years in leading online and print trade journals, as being one of the most powerful, easy-to-use file transfer protocol program available. We offer CuteFTP in English, German, French, Spanish, Japanese, Traditional and Simplified Chinese, Russian, Portuguese and Turkish.

CuteFTP incorporates standards for encrypting data during transport and at rest, accelerating transfer of large files, and automating common file transfer tasks. It includes various features attractive to advanced users such as multi-part and concurrent file transfers to maximize transfer speed, additional secure protocols, scheduled file transfers, automated site backups and scripting ability for automating FTP tasks. CuteFTP has been favorably reviewed by leading online publications including CNet’s Download.com and PC Review.

We released our current CuteFTP Version 9 in November 2012. The Version 9 release includes a number of updates, including support for Unicode (UTF-8) characters that will allow greater international use and Web Distributed Authoring and Versioning (WebDAV) support to facilitate collaboration between users in editing and managing documents and files stored on World Wide Web servers. In creating the Version 9 release, we also simplified our CuteFTP product line by consolidated all the features of our previous multi-product CuteFTP product line for Windows operating systems into the single new version. We also continue to offer CuteFTP Version 3.1 software for Mac platforms.

Wide-Area File Services and Continuous Data Protection Solutions

Our Wide Area File Services, or WAFS, software provides a file sharing, collaboration, and replication solution over multiple sites. WAFS technology can have our Continuous Data Protection (“CDP”) product added to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities but doesn’t compromise data sharing and protection.

Wide Area File Services. Our WAFS software delivers a unified and accelerated file access system, instant file-sharing and server-to-server mirroring across any distance, with full coherency and at near-LAN access speeds. WAFS delivers a true, wide area file solution for collaboration. Continuous, real-time multi-directional acceleration and mirroring technology ensures that data exists in multiple places simultaneously and in complete synchronization, no matter where a change in any file is made. The data is mirrored between servers on the LAN, virtual private network, or across firewalls in real time, with full support for file locking ensuring coherency. Our WAFS product ensures bandwidth efficient WAN utilization and that users have access to the most recent data. The off-line mode ensures continued data access in the event of WAN or server outage. Our WAFS software is easy to deploy and manage remotely. It supports Autodesk® Revit® Architecture construction and design application. Most recent feature enhancements include compatibility with Unicode character sets (which are encountered more frequently in international sales opportunities), and Local Sync, a feature that allows users to rapidly synchronize data while also simplifying implementation.

In April 2012, WAFS won the Network Products Guide 2012 Best Products and Services Awards in the “Social Media, Networking or Collaboration Solutions” category. These awards highlight the best products and services, roadmaps, industry directions, technology advancements, and independent product evaluations of the year.

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

Managed E-mail Attachment Solution

Not all customers want to use FTP, or even traditional MFT solutions, to transfer large files. Some customers prefer using their familiar e-mail application to send and receive large files such as images, video, data files, etc. However, e-mail traditionally has been ill-suited to delivery of certain attachments due to typical infrastructure and administrator-defined limitations on e-mail attachment size. In many cases, these limitations preclude sending or receiving e-mail attachments larger than 10 to 20 MB.

Mail Express is a software add-in (also sometimes referred to as a plug-in) compatible with Microsoft Outlook. The add-in transparently redirects e-mail attachments, up to 25 GB in size, for delivery in accordance with administrator-defined policies. Attachments specified in the policy (for example, by type or size) are replaced in the e-mail message with a hyperlink. The files are transferred securely to the Mail Express server. The e-mail recipient clicks the hyperlink and is able to download the files from the Mail Express server using standard web-based download procedures with all communications using HTTPS (SSL or TLS encryption). This approach can ease the load on the e-mail infrastructure and the long-term storage requirements associated with e-mail attachments. Mail Express also allows enhanced tracking and auditing of the file attachments through read receipts and log files. Mail Express requires little or no user training because the add-in is transparent from the perspective of the sender and the recipient is able to use a familiar web browser for downloading the attachments.

Mail Express provides two-way file sharing and collaboration, an optimized administrator experience through enhanced workflow in the user interface and a simplified deployment process. It provides a secure environment by supporting communication through the GlobalSCAPE DMZ Gateway. This DMZ Gateway support allows customers to implement Mail Express behind a demilitarized zone (DMZ) firewall, providing an added layer of protection for data storage and retrieval, user authentication, and firewall traversal. The Mail Express Internal Web Portal provides full Mail Express functionality via a standard web browser to customer employees who may not use Microsoft Outlook as their primary mail client. Other key features of Mail Express include support for Microsoft Outlook and Exchange 2010, improved performance, and optimization when interacting with anti-virus software, and ease of scalability.

In February 2013, we announced the general availability of Mail Express Version 3.3. In addition to the integration with EFT 2013, the new Mail Express includes a number of enhancements including:

•	More flexible language support through which users can specify a language by message or globally with full localization.

•	An administrative view of all connected clients with the client dashboard.

•	The ability to require recipients to login to pick up files with user authentication.

•	A single-sign-on capability that allows users to automatically login to the Mail Express Internal Web Portal using Windows credentials.

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

Endpoint Security Solution

We had planned to enter the endpoint security market through development of appShield, a software application control, or whitelisting product. The appShield product was being developed under a Joint Development and Reseller Agreement between GlobalSCAPE and CoreTrace Corporation. In November 2012, CoreTrace Corporation sold substantially all its assets to an unrelated third party resulting in CoreTrace ending its development work on appShield. This action provided us possession of the appShield source code while sustaining our prior appShield-related license rights. The notable resulting change is that we now have the right to sell products based on the appShield source code with no royalty obligation to CoreTrace Corporation or any other party.

The consumer application control market has matured significantly since appShield product development began in 2009. That situation necessitates additional development work, which possibly could be significant, to bring appShield to market. We are investigating whether to further develop this product on our own, engage others to continue the development for us, or sell the appShield rights to another party. We therefore have no date scheduled for introduction of appShield to the market nor do we have specific plans to pursue introduction.

Maintenance and Support

We offer maintenance and support, or M&S, contracts to licensees of all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of our M&S contract. Standard technical support services are provided via e-mail and telephone during our regular business hours. For EFT Server Enterprise and WAFS software, we offer a Platinum M&S contract which provides access to emergency technical assistance 24 hours per day 7 days a week.

Cloud-Based Services

GlobalSCAPE Managed Solutions

We have a partner agreement with Rackspace Hosting, Inc., a world leader in the hosting and cloud computing industry that began in 2010. We have a similar agreement with PEER 1 Hosting to meet the growing European demand for our services. Through these relationships, GlobalSCAPE delivers cloud-based, managed file transfer solutions for the secure exchange of business-to-business data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. We offer our cloud services capability in the United States, as well as in the United Kingdom and Canada, to support solution delivery in instances where country-specific compliance requirements may necessitate in-country delivery of the services.

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

Key benefits and features of the Managed Information Xchange offering include:

•	“Pay as you go,” flexible pricing that helps customers eliminate upfront capital expenditures.

•	Reduced ongoing maintenance expenses, including hardware, software, personnel, utility services, and backup costs.

•	Improved IT infrastructure reliability and performance enabled by the Rackspace and Peer 1 global infrastructure and other partner capabilities.

•	Easy and rapid deployment with scalable processing and storage capabilities.

•	The market-leading features and security capabilities of our EFT Server solution adopted by thousands of customers worldwide.

•	Operation of the cloud-based secure file transfer capability by our technical resources, in accordance with service level agreements.

We introduced our MIX solution in mid-2010. In 2011, Info Security Products Guide recognized MIX as the winner of the 2011 Global Excellence Award in the Cloud category. The Info Security Product Guide recognition, together with previous awards received for EFT Server, broadened our portfolio of industry and market validations for our cloud-based solutions.

Hosted Enhanced File Transfer Server. In 2011, we introduced our Hosted Enhanced File Transfer Service. This service expands our cloud-based solution portfolio by integrating a hosted version of our market-leading EFT Server solution with Rackspace Hosting, Peer 1 and other partner infrastructure. While this scalable and tiered service is structured for the small-to-medium business, or SMB, market, it allows customers of all sizes to outsource all or part of their complex and demanding secure information exchange needs. Through such outsourcing, customers can greatly reduce costs, increase efficiencies, track and audit transactions, and provide a greater level of security and compliance, at affordable price points. The Hosted EFT Server offering delivers these benefits while allowing direct customer management of the EFT Server solution (as contrasted with the fully managed MIX service)

Software as a Service Solutions

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

Our SaaS solution, CuteSendIt, is a file transfer service for individuals, professionals, and businesses. CuteSendIt uses cloud computing approaches to deliver files through a hosted web portal. This solution approach meets the needs of users who do not have, or wish to invest in, file transfer infrastructure such as FTP servers or client application software. The solution scales from single-user to multi-user licensing with varying file transfer capabilities based, for example, on a maximum number of files, the aggregate data volume for files transferred each month or the amount of long-term online storage required for the files.

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

The TappIn GlobalSCAPEservice provides the ability to easily and securely access and share documents, pictures, videos and music anytime, anywhere while eliminating or minimizing the storage of data in the cloud and the associated security and privacy concerns. From the office, at home, or on the road, customers can “Tapp In” to their files, stored in multiple locations, using any web browser and most Internet-enabled mobile devices (including Apple iPhone and iPad, Google Android and Windows Phone and Kindle Fire). With TappIn, users can avoid uploading and/or syncing to a cloud storage location and eliminate the need to pay for additional cloud storage. Instead, the TappIn service securely accesses the user’s existing in-house storage devices (such as a desktop computer, in-house network servers or network attached storage devices), allows sharing files of any size and provides encryption to safeguard content.

The TappIn GlobalSCAPE service incorporates elements of on-premises software, cloud and SaaS delivery models. Unlike other remote access products that can consume significant amounts of storage capacity on a smartphone or tablet, TappIn makes content available through a secure pathway that gives users access to files on their existing in-house storage devices without having to download those files to their mobile device. This delivery method not only saves storage space on the mobile device but also ensures content remains secure and private on the user’s existing in-house storage devices.

We first offered these secure content mobility capabilities through our TappIn Standard Edition. In October 2012, we introduced TappIn Professional Edition, offering additional features that build upon our TappIn Standard Edition. These additional features include:

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

The TappIn mobile file access capabilities are integrated with our EFT Server solution. The Secure Mobile Access Module allows businesses and IT departments to better support the rapidly growing BYOD trend.

TappIn solutions are available through direct sales and channel partners. TappIn enables channel partners to provide end-users with secure mobile access to rich-media content. TappIn’s OEM strategy is geared toward three major technology categories – hardware devices, content security software and SaaS providers, and carriers and network operators – and is designed to provide industry leading secure access and file sharing capability. Hardware manufacturers may preload certain levels of TappIn functionality on their hardware devices. Customers who purchase those devices are presented the TappIn solution and provided the opportunity to upgrade to a higher service level such as upgrading to the Professional Edition from the Standard Edition or to the Standard Edition from trial usage.

We have established OEM relationships with hardware manufacturers such as QNAP, Seagate, and most recently, Scale Computing. We also have been selected by SnappCloud as one of the preferred secure file access and sharing solutions for all Toshiba product users and OEM partners. In the area of content security software, we have signed an agreement with ESET, a leading provider of anti-virus software, under which ESET will offer TappIn’s secure content mobility solution to customers wanting remote access and file sharing capability.

Most recently in the area of SaaS and hosting services providers, we announced an agreement under which the TappIn solution will be included on the Rackspace Cloud Tools Marketplace. After downloading the TappIn solution, Rackspace customers will receive a 30-day free trial of the TappIn Professional Edition. Following the free trial period, customers can choose to subscribe to either the Professional Edition or Standard Edition. These relationships, as well as other contracted and potential business arrangements, provide TappIn with direct access to well-established, synergistic, distribution channels.

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

Custom Branding. Custom branding services allow customers to incorporate logos, different fonts, colors, hyperlinks, and additional text within the Web Transfer Client and the SAT module used with our EFT Server solution and Mail Express products.

Custom Reporting. Custom reporting services leverage the flexibility and power of the Auditing and Reporting Module used with our EFT Server solution to deliver customer-specific formatting and content using data tracked within the EFT Server solution. Custom reporting services also can provide customers with a web browser-accessible reporting module for the EFT Server solution. This module allows users to generate reports without requiring administrative access to the EFT Server.

Custom Administration and System Integration. Custom administration and system integration services provide web-based administration and development capabilities for our EFT Server solution. A browser-accessible administrative module facilitates sub-domain administration of EFT Server through separation of duties. The web-based user provisioning does not require full administrative access to the EFT Server and provides convenient access without the need to install client software. Other web services-based customizations expose much of the functionality within the EFT Server component object model (COM) application programming interface (API). Exposure of the COM API allows integration with a customer’s existing IT infrastructure via open standards.

Solution Quickstart Implementation

Our Quickstart Implementation services accelerate implementation of our file transfer solutions within customer IT environments. Our engineers lead the product installation and configuration and provide training and knowledge transfer to customer administrators. Quickstart Implementation services are available for the EFT Server, WAFS, and Mail Express secure information exchange solutions. Typical deliverables include requirements documentation, implementation plans, and configuration documentation.

Business Process and Workflow

Business Process and Workflow services include workflow site surveys and implementation of the AWE Module used with our EFT Server solution. The workflow site surveys assist customers with documenting business processes as they pertain to information delivery and sharing associated with file transfers. Typical deliverables include business process documentation for file transfers, recommendations for process automation, workflow implementation and use documentation, and installation of the AWE module for use with the EFT Server solution.

Policy Development

Policy Development services help customers establish and implement file transfer policies that address regulatory requirements and comply with corporate policies. Typical deliverables include a map or census of existing file transfer policies, standards, and procedures, recommended improvements based on our best practices and updated policy documentation with customer-approved improvements.

Education and Training

Education and Training services provide classroom and hands-on instruction for implementing, maintaining and optimizing our secure information exchange solutions. Intermediate and advanced classes cover the use of our EFT Server solution. We also provide business process instruction tailored to the AWE module. We can deliver training at customer facilities or from our offices. Typical deliverables include the instruction hours plus training materials and solution documentation.

Health Checks

Health Check services provide customers with periodic assessments, education, and training, to help them get the most value from our solution implementations. These services also allow customers to more easily maintain currency with the latest versions of our software and with best practices for sustaining and enhancing the deployments.

Longer-Term Engineering Services

In addition to the previously described professional services, we have developed our capacity to deliver longer-term engineering services. Beginning in 2010 we have been a subcontractor on the McLane Advanced Technologies (MAT) industry team supporting the U.S. Army Standard Army Maintenance System (SAMS-E) program. As part of the MAT industry team, we are providing professional and technical services to support the SAMS-E program, including the EFT solution (known as Secure FTP Server before the release of Enhanced File Transfer Server 6 in early 2009) and CuteFTP solutions integrated into the SAMS-E environment. We have deployed several engineers onsite at the MAT facility. We continue to adjust the size of this team as required to best support contract requirements. Our increased capacity to deliver longer-term professional services also may be applicable to the commercial sector as we work closely with our enterprise customers to help them best sustain their secure information exchange solutions and infrastructure.

Sales and Marketing

We emphasize developing our direct sales staff and reseller channels to capture those sales through a high level of individual attention to the customer. For example, sales of our more complex enterprise solutions, such as EFT Server, WAFS and Mail Express, sales to larger enterprises, and sales of managed solutions and M&S contracts are delivered by our direct sales staff and resellers in an environment of personal interaction with the customer.

We provide our sales staff and resellers with training and professional development opportunities to ensure they are capable of meeting the needs of our prospects and customers. These sales team development activities focus on technical and process-oriented topical areas to enhance their ability to identify prospects, best position our solutions and develop pipeline opportunities into sales.

Our reseller and distributor relationships allow us to increase our market reach, particularly when pursuing international sales. We have established such relationships within specific industries, such as the government sector, and in multiple geographies outside of North America in, for example, Europe, Australia, Asia, Latin America, and Africa.

We also sell our file transfer client programs, such as CuteFTP, as well as EFT Standard Edition, certain of our EFT solution add-on modules, and CuteBackup via download from our www.cuteftp.com website. Prospective buyers may use certain of our software products for free during an evaluation period that is typically for thirty days. The programs are automatically disabled if a license is not purchased by the end of the trial period. Our software is also available for download from a variety of independent Internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia.

We offer our TappIn solutions for trial and subscription activation from our www.tappin.com website. As with our software solutions, prospective subscribers may use the TappIn service for free during an evaluation period. At the end of the evaluation period, the TappIn service is automatically downgraded unless the prospective customer activates a paid subscription.

In addition to the www.cuteftp.com and www.tappin.com websites, we also maintain a corporate website, www.globalscape.com. Our corporate website provides a variety of sales and marketing information for our enterprise solutions. The website also includes links to the www.cuteftp.com and www.tappin.com websites to facilitate cross-marketing and potential promotions.

The segmentation and re-launch of our websites, implemented in 2012, allows us to leverage the websites for marketing communication activities oriented toward specific market segments. We continually update the design of our websites to be responsive to the evolving marketplace and to provide a more solution-oriented perspective of our business, improve site navigation and provide additional opportunities for visitors to contact us through the websites.

The websites also provide an effective means of facilitating certain post-sale customer support functions. To facilitate self-help for common inquiries and issues, we provide free customer support via searchable knowledge bases on our websites. We also sell maintenance and support plans to customers requiring assistance from our support services team.

Our marketing activities consist primarily of online paid advertising (for example, Google AdWords), improvement of natural search-engine results, marketing communications initiatives such as press releases and increased media outreach, and attendance at key industry trade shows, such as the RSA Security Conference. We also provide an online chat capability that allows us to interact in real time or near-real time with visitors to our website. Our reliance on online paid advertising has declined in recent years as we have transitioned to a more strategic business development and sales approach based on the personal interaction discussed above. We also have reduced our reliance on online paid advertising by conducting ongoing search-engine optimization to enhance our ranking for particular key words in natural search results of major search engines.

Customers

Our solutions have been sold to most of the Fortune 100 companies. Our products have been sold into more than 150 countries. No single customer accounts for more than 10 percent of our revenue.

We continue to derive most of our revenue from commercial customers in the U.S., U.K., Canada, and Australia. Our primary commercial vertical markets include finance, health care, energy, retail, manufacturing, and engineering. We also have a customer base in the local, state, and federal government spaces. We continue to pursue additional government business by leveraging our certifications and industry validations.

Seasonality

Our products are marketed to individuals as well as large organizations. As a result of this mix within our customer base, we typically have not experienced significant seasonality in our sales other than a typical modest decline in first quarter sales as compared to fourth quarter results. We believe this seasonality is related to our continued growth as an enterprise solution provider operating in an environment where first quarter sales possibly slow as prospective customers begin to execute their business activities, including purchases of our solutions, in accordance with new-year budgets and plans.

Network and Equipment

We have contracted with various network providers for Internet access. Our arrangements provide for redundancy in the event of a failure, and also for expansion of available bandwidth in the event that there is a dramatic increase in demand. To protect critical customer data, GlobalSCAPE’s Internet shopping cart utilizes SSL encryption. We maintain technical and physical measures and procedures compliant with the PCI DSS. We use a certified Approved Scanning Vendor and to verify our compliance with the PCI DSS.

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

All phases of development, including scope approval, functional and implementation design, object modeling and programming, are subject to extensive internal quality assurance testing. We maintain an ongoing focus on improving our quality assurance testing infrastructure and practices. Technical reporting, for example through WinQual, and customer support feedback confirm the continuing positive effect of our ongoing enhancement of research and development and quality assurance processes.

In 2012, we expended $3.5 million on research and development of which we capitalized $330,000 with the remainder recorded as research and development expense. In 2011 and 2010, we expended $3.1 million and $3.0 million, respectively, on research and development all of which was recorded as research and development expense with none capitalized. We expect to continue to increase our research and development spending in future years as we focus improving our current products and introducing new products.

Competition

The file management, content management and Web development software market sectors are intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Our primary competitors vary by product.

We have limited information regarding the market shares of our solutions in their respective categories. Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do. Significant competition characterizes the markets for our traditional MFT products. We anticipate we will continue to face increasing pricing pressures from competitors in the future. Given there are low barriers to entry into the software market, and the market is subject to rapid technological change, we believe that competition will persist and intensify in the future. For more discussion on the risks associated with our competition, you should read the information under “Risk Factors — Risks Related to Operations.”

EFT Standard Edition. EFT Standard Edition competes against a limited number of secure, Windows-based FTP servers. We believe our primary competitors are products sold by Ipswitch, SolarWinds (through their December 2012 acquisition of RhinoSoft) and JSCAPE. EFT Standard Edition has the advantage of leveraging the success of CuteFTP through product integration, offering proprietary extensions to the FTP protocol, and cross-marketing efforts to an existing customer base. EFT Standard Edition also benefits from being part of our EFT platform, which includes add-on modules, including the DMZ Gateway solution, and an upgrade path to EFT Enterprise Edition.

EFT Enterprise Edition. EFT Enterprise Edition competes in the managed file transfer server market. We believe our primary competitors are Axway, Ipswitch, IBM-Sterling Commerce and Tibco (including through their acquisition of Proginet). EFT Enterprise Edition has the advantage of being very cost effective in its market and allowing customers to flexibly evolve their MFT implementation by procuring add-on modules such as our DMZ Gateway and Advanced Workflow Engine solutions.

CuteFTP. CuteFTP exists in a highly competitive environment with numerous FTP software utilities available on the Internet for both the personal and professional user. CuteFTP is positioned as one of the only secure FTP client programs that support a wide range of security standards related to the FTP protocol. We believe our primary competitors are consumer file transfer solutions sold by Ipswitch, Inc., SolarWinds (RhinoSoft) and products offered by Van Dyke Software, Inc. CuteFTP was the second Windows-based FTP client to market and is consistently among the most frequently downloaded FTP clients on popular download sites. CuteFTP Mac, our FTP client for the Macintosh platform, competes with products offered by Fetch Softworks, Interachry, Nolobe Software Pty Ltd, and Panic, Inc.

WAFS. WAFS competes in the Wide Area File Services/Storage market. We believe our primary competitors are Riverbed, Blue Coat and Cisco, who are delivering proprietary appliances. We believe that WAFS has the advantage of being a software-only solution which leverages corporate infrastructure and minimizes the total cost of ownership.

CDP. CDP competes in the highly competitive continuous data protection market. We believe our primary competitors are CA XOsoft, Vision Solutions, and Symantec (Veritas). We believe CDP has the advantage of transparently and continuously capturing data from local and remote servers, eliminating the backup window and restoring data rapidly.

Mail Express. Mail Express competes in areas of the file transfer market associated with e-mail attachment offloading. We believe our primary competitors are Accellion, Tibco (Proginet), Leapfile and Biscom. Mail Express has the advantage of centralized policies for outbound file attachments and a transparent end-user experience, which allows for rapid customer deployments. Mail Express also has the benefit of integration with our most recent EFT release which provides customers with a more uniform administration experience for e-mail attachment offloading and traditional MFT operations.

Cloud-based Managed Solutions for Secure Information Exchange. Our MIX and Hosted Enhanced File Transfer solutions compete with MFT SaaS solutions. We believe our primary competitors are Ipswitch, Axway, IBM-Sterling Commerce, Thru, Inc. and Accellion. MIX and Hosted Enhanced File Transfer have the advantage of leveraging cost effective, secure hosting and cloud infrastructures, as well as Enhanced File Transfer management services provided by GlobalSCAPE’s experts.

TappIn. The TappIn solution has direct competitors such as PogoPlug and FileTek. In addition, TappIn competes for mindshare in the market with pure-play cloud data repositories like Dropbox and Box and with computer remote control solution such as Citrix Systems (GoToMyPC) and LogMeIn.

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

CuteSendIt. CuteSendIt competes in the SaaS segment of the file transfer market. There are a large number of competitors, but we believe our primary competition includes YouSendIt, LeapFILE, Dilbert Files, DropSend, SendThisFile, Box and Pando. CuteSendIt has the advantage of supporting multiple users, allowing larger files to be sent, and providing additional file tracking. However, some of the competitors offer significant capabilities for free.

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

Privacy Laws. As our business evolves to incorporate more cloud and SaaS solutions, we will receive, transmit, and store more and more information. As a result, we may be subject to various federal and State regulations regarding the protection of personally identifying information. Applicable laws may include, without limitation, federal laws such as the GLBA and HIPAA, as well as state and regulations in the U.S., as international laws and regulations including the European Union Data Protection Directive. In the event our systems are compromised by an unauthorized party, many of these privacy laws require that we provide notices to our customers whose personally identifiable data we reasonably believe may have been compromised. To mitigate the risk of compromised information, we use encryption and other security to protect our databases.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees and independent contractors, resellers, and corporate partners. We enter into license or subscription services agreements with respect to our software, documentation, and other proprietary information. Our standard license agreements are transferable only in limited circumstances and have a perpetual term. Our subscription services agreement for our hosted solutions restrict access and have a definite term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment, and networks.

Our trademarks and copyrights are central to our business. We have U.S. federal trademark registrations for GlobalSCAPE, GlobalSCAPE and design, CuteFTP, CuteFTP Pro, CuteBackup, CuteSendIt and design, DMZ Gateway, Enhanced File Transfer Server and design, Availl, Mail Express, and Mail Express and design, and SnapEdit and pending U. S. federal trademark applications for appshield, appShield and design, CuteSendit and design, Stop to Ask, Stop Tomorrow’s Viruses Today, Total Recall, GlobalSCAPE Securely Connected, and other products on our roadmap. We have trademarks registered in Canada and the European Union for GlobalSCAPE. We have obtained twenty-seven United States copyright registrations for all but the most recent versions of our software applications, and have applied for registration for the most recent versions. Our subsidiary, TappIn, Inc., has pending U.S. federal trademark registration for TappIn and TappIn and design, and a registration for TappIn in China. We have two patents in the U.S. TappIn, Inc. has one pending patent application in the U.S and one pending application filed under the Patent Cooperation Treaty (PCT).

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products, which are licensed by the thousands and sold world-wide, is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. In selling our products, we rely primarily on click-wrap licenses which are not signed in writing by licensees and may be unenforceable under the laws of certain jurisdictions. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Companies in the software industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses own large numbers of patents, copyrights, trademarks, service marks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking damages resulting from such infringement or indicating that we may be required to obtain a license or royalty from such third parties. For more discussion on the risks associated with our intellectual property, you should read the information under “Risk Factors,” especially “Risks Related to Legal Uncertainty.”

Employees

As of February 28, 2013, we had 95 full-time employees and 1 part-time employee organized as follows:

Department	Number of Employees
Management and Administration	13
Research and Development	14
Quality Assurance	8
Marketing	6
Information Services	8
Professional Services	5
Sales	23
Customer Support	19

Total	96

None of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

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

We have described below risks we are aware of that could have a material adverse effect on our business, financial results of operations and financial condition and the value of our stock owned by our shareholders.

Risks Related to Our Operations

A significant portion of our revenue is generated through maintenance and support revenue; decreases in maintenance and support sales or renewal rates, or a decrease in the number of new licenses we sell, will negatively impact our future revenue and financial results.

Revenue from maintenance and support services, or M&S, we provide our customers comprised 48%, 45% and 42% of our total revenue in 2012, 2011 and 2010 respectively. We earn M&S revenue from new M&S contracts, typically sold with new software licenses, and from renewals of such contracts. Any reduction in the number of new software licenses that we sell, or a reduction in sales of associated initial M&S contracts, therefore may have a long-term negative impact on our future M&S revenue, even if our customers continue to renew M&S contracts at historical rates. This situation, in turn, would impact our business and harm our financial results.

Our customers have no obligation to purchase M&S with their initial software license or renew their M&S contract after the expiration of their initial M&S period, which is typically one year. Our customers’ purchases of M&S, and our renewal rates, may decline or fluctuate as a result of a number of factors, including the overall global economy, the health of their businesses, and the perceived value of the M&S program. If our customers do not purchase M&S with their initial software license or renew their M&S contract for our products, our M&S revenue will decline and our financial results will suffer. In addition, a substantial portion of our quarterly M&S revenue is attributable to M&S agreements entered into during previous quarters. As a result, if there is a decline in renewed M&S agreements in any one quarter, only a small portion of the decline will be reflected in our M&S revenue recognized in that quarter and the remainder will be reflected in our M&S revenue recognized in the following four quarters or more and in a decrease in deferred revenue on our balance sheet. For more information, see Item 7, “Management; Discussion and Analysis of Financial Condition and Results of Operations”.

If we are unable to develop, offer and deliver new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services, our business and operating results could be adversely affected.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry. Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry may transform in response to continued adoption of mobile devices and cloud services, growth of big data, and potential emergence of capabilities resulting from disruptive innovation. In response, we have devoted significant resources to the development of new solutions, such as our cloud-based and secure content mobility services. We are making such investments through our internal efforts, including further development and enhancement of our existing products, as well as through acquisitions of new product lines. Innovation, new product development or acquisition, and go-to-market activities involve a significant commitment of time and resources and are subject to a number of risks and challenges including:

•	Developing, sustaining, and appropriately leveraging market intelligence to identify areas of market need that offer potentially high return on investment for solution development.

•	Managing the length of the development cycle for new products and product enhancements, which may be longer than originally expected.

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers.

•	Extending the operation of our products and services to new platforms and operating systems.

•	Entering into new or unproven markets with which we have limited experience.

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

Investments in new products may not result in sufficient revenue generation to justify their costs, or may cause short or long-term harm to our financial results. For example, customer adoption of our cloud and mobile computing services may not occur as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position, or we may not be successful in future attempts to achieve disruptive innovation.

Further, given the rapid speed of changing customer expectations and advancement of technology inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products and the rapid evolution of cloud computing, mobile devices, new computing platforms and other technologies, our executive management team must act quickly, continuously and with vision. Although we have articulated a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy, adapt that strategy as market conditions evolve, or fail to internalize and execute on that strategy, we may fail to meet our customers’ expectations, fail to compete with our competitors’ products and technology and lose the confidence of our channel partners and employees. This in turn could adversely affect our business and financial performance.

We earn the large majority of our revenue and operating margins from our Enhanced File Transfer, licensed software solution suite and related maintenance and support services and, as a result, are highly dependent upon the continued success of this product line.

Our Enhanced File Transfer solution, or EFT, is one of our on-premises, managed file transfer solutions targeted primarily to the enterprise and small and medium business user environments. This product line was responsible for over 75% of our revenue in 2012 and has provided substantially all of our recent revenue growth and most of the operating margin necessary to fund our operations including, most notably, our sales and marketing and research and development activities. Declines and variability in demand for the EFT solution could occur as a result of:

•	Improved products or product versions being offered by competitors in our markets.

•	Competitive pricing pressures.

•	Failure to release new or enhanced versions of the EFT solution on a timely basis, or at all.

•	Technological change that we are unable to address with file transfer products or that changes the way enterprises utilize our products.

•	General economic conditions.

Due to our product concentration, our business, results of operations, financial condition, and cash flows would therefore be adversely affected by a decline in demand for the EFT solution suite.

We may not achieve our expected future financial results from our other product lines and services that include Mail Express, Wide Area File Services, CuteFTP, Managed Information Xchange, Hosted Enhanced File Transfer, TappIn and professional services.

Revenue from our products other than the EFT solution accounted for less than 25% of our total revenue in 2012. Our revenue from these other products, and the related operating margins they contributed, generally declined in 2012 compared to 2011.

Improving, and possibly even sustaining, our financial results is dependent upon achieving additional success in the marketplace with our products and services that complement and supplement our EFT solution suite. These products and services include CuteFTP, Mail Express, Wide Area File Services, Managed Information Xchange, Hosted Enhanced File Transfer and TappIn. These solutions involve serving markets that in some ways differ from the markets we encounter when selling EFT software and maintenance. Gaining additional traction in such markets will require that we market, sell, and support these solutions effectively. Each of these success factors has inherent risks due to, for example, our limited corporate expertise in the adjacent markets and the possibility that the specific buyers of solutions in these adjacent markets may be different from the buyers with whom we interact throughout our traditional EFT solution sales cycle. Entering, obtaining traction, and sustaining growth in these markets requires investments in engineering, marketing, sales, customer support, and internal business systems. If we do not effectively penetrate these markets, or if the resources necessary to effectively address these markets exceed our expectations, our business and financial results could be adversely affected.

Our Managed Information Exchange, Hosted Enhanced File Transfer and TappIn solutions are cloud-based services. We believe these cloud-based services potentially provide a significant revenue opportunity to supplement our EFT business. Cloud-based services are a relatively new solution area for us that require technology development, marketing, sales and customer support techniques that can be distinctly different from those items as they relate to our EFT software that is installed on-premises at a customer location. Our experience suggests that it will continue to take time to obtain market traction with these solutions and to identify the trends necessary to develop projections of future business performance. It is difficult to determine when, or if, our ongoing investment in these products lines will achieve the desired levels of sales and contribution margins. If our ongoing development, marketing and sales of these products does not evolve as anticipated, our business and financial results could be adversely affected.

A material portion of our professional services revenue is earned under our contract with McLane Advanced Technologies, or MAT, in connection with their services to the U.S. Army. While we continue to earn professional services revenue under the MAT contract, the amount of our professional services requested by MAT has declined such that this revenue decreased in 2012 compared to 2011. Our contract with MAT expires in 2013. MAT is under no obligation to renew or extend this contract. Should this contract not be renewed or extended, our business and financial results in the future could be adversely affected.

Our acquisition of TappIn, Inc. in 2011 and possible future acquisitions give rise to risks and challenges that could adversely affect our future financial results.

The TappIn acquisition, and acquisitions generally, involve a number of risks and challenges, including:

•

Complexity, time, and costs associated with integration of the acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, marketing and technology. The possibility exists that the integration ultimately may not be successful.

•	Diversion of management time and attention from our existing business and other business opportunities throughout the integration.

•	Potential loss or termination of employees, including costs associated with the termination or replacement of those employees.

•	Assumption of debt or other liabilities of the acquired business, including any future litigation related to alleged liabilities of the acquired business.

•	The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements.

•	Potential dilution of earnings per share.

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act.

•

Potentially substantial accounting charges for restructuring and related expenses, write-off of in-process research and development, impairment of goodwill, amortization of intangible assets, and share-based compensation expense.

The ongoing integration of TappIn, or any other acquired business, involves continually determining and leveraging the actual market synergies, sustaining and even extending the business performance of the acquired entity, implementing our technology systems in the acquired operations and integrating and managing the personnel of the acquired operations. We also must continue to effectively integrate the different cultures of acquired business organizations into our own culture in a way that aligns various interests.

Through the TappIn acquisition, we entered a new adjacent market in which we had limited experience at the time of the acquisition. While our knowledge of this market has expanded since the acquisition, the secure content mobility market is an emerging market, with a wide range of potential solution approaches. More established, cloud-based data repositories and service providers compete for market share and mindshare with TappIn. Some of these competitors have much stronger market positions than TappIn. The time and expense to market, sell and support the TappIn solution and possible future versions of the solution, introduce additional risk to current operations.

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

We may engage third parties to develop products on our behalf; this may involve reliance on resources owned and managed by those third parties over which we have no direct control.

In addition to researching and developing new products ourselves, we have in the past and may in the future decide to evolve and expand our product offerings by engaging third parties to conceive, design and develop products on our behalf. These arrangements involve high levels of risk due to inherent uncertainties about the timely delivery and ultimate viability of those products due to the reliance we must place on third parties to plan, perform and successfully complete work for us. These are processes for which we could have notably less direct control than if we performed the work ourselves. These arrangements also involve us relying on the ongoing financial viability of the enterprise performing the work. This is a challenging risk to manage because we do not always have clear visibility as to the condition of the overall enterprise. These risks could result in the product not being successfully completed within the expected timeframe, or at all, as has been the case to date with our appShield product. If actual results from these type endeavors we may undertake in the future differ materially from original and ongoing expectations, our business, operating results and financial position could be harmed.

Our addition of subscription services, such as our cloud-based Managed Information Xchange and Hosted Enhanced File Transfer solutions in recent years, may impact our prior revenue trends as some opportunities that otherwise would have materialized as software license sales potentially shift to subscription-based sales.

Much of our revenue growth in recent years has been attributable to license and maintenance and support sales of our EFT solution. Software license sales typically are intended for implementations on customer premises and are recognized as revenue when delivery of the software has occurred and collection of fees from the customer is deemed probable. Because revenue from a subscription is recognized ratably over the life of the subscription, changes in the proportion of sales from software licenses and from subscriptions may result in substantial changes in our revenue trends and other financial metrics.

License fees for software to be installed at a customer site, such as our EFT solution, are typically recognized in full as revenue at the time the software is delivered to the customer. Subscription services, on the other hand, are recognized as revenue over time as the services are delivered (assuming collection is deemed probable), typically on a monthly basis. Therefore, only a ratable portion of the total value of a subscription services sale is recognized as revenue each month with the remainder recorded as deferred revenue. The portion of the total value of the subscription recognized as revenue each month decreases as the contract term increases from 12 to 24, or 36 months.

The impact of subscription services on prior revenue growth trends depends on several key factors, including the number of customers who may shift from software licenses to subscription services, the rate at which they may do so, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service. Generally, for a fixed number of opportunities (that is, without considering the possibility that a new service offering may result in additional sales opportunities), addition of subscription services reduces revenue growth rates for several quarters for the associated solutions until cumulative subscription revenue increases and, potentially, surpasses comparable software license revenue. The revenue impacts are particularly pronounced early in the introduction of subscription services because there has been only a short time period for accumulation of the recurring revenue stream. As we continue to promote subscription-based services, the risk of this revenue shift will continue with revenue derived from sales of our EFT solution, the comparable on-premises MFT software in our portfolio, is most subject to ongoing transitory risk from the introduction of these subscription services. However, to date, we have seen no material impact from this potential revenue shift in light of the continued strength of our EFT sales.

We rely on third parties to provide us with a number of operational services, including hosting and delivery, certain of our customer services and other operations; any interruption or delay in service from these third parties, breaches of security or privacy, or failures in data collection could expose us to liability, harm our reputation and adversely impact our financial performance.

We rely on hosted computer services from third parties for certain services that we provide our customers. As we gather customer data and host certain customer data in third-party facilities, a security breach could compromise the integrity or availability or result in the theft of customer data. In addition, our operations could be negatively affected in the event of a security breach, and we could be subject to the loss or theft of confidential or proprietary information.

Unauthorized access to this data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct. We rely on a number of third party suppliers in the operation of our business for the provisioning of various services and materials that we use in the operation of our business and production of our products. Although we seek to diversify our third party suppliers, we may from time to time rely on a single or limited number of suppliers, or upon suppliers in a single country, for these services or materials. The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy. If any of these situations were to occur, our reputation could be harmed, we could be subject to third party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively impacted.

Fluctuations in professional services revenue may be greater than experienced in previous reporting periods and have a disproportionate impact on our financial results. For example, increased professional services sales, especially to the government, may result in lower earnings as a percentage of revenue.

Our solution portfolio includes software licenses, subscription services, and professional services. Because they are relatively labor intensive, professional services typically have substantially lower margins than software license sales, maintenance and support sales and subscription services. However, these services represent a strategic capability that helps customers plan, implement, and sustain our solutions and also provide us with the demonstrated past performance necessary to participate in certain procurements.

Professional services historically have been less than 10% of our total revenue. However, this percentage can fluctuate significantly from period to period depending on the needs of our customers. For example, the personnel we assigned to the MAT industry team supporting the U.S. Army ’s Standard Army Maintenance System – Enhanced (SAMS-E) program increased in 2011 compared to 2010 and subsequently decreased in 2012 compared to 2011 as a result of a change in the scope of services provided to the U.S. Army as determined by MAT. We also may continue to adjust, up or down, our professional services support to the Army, and to other customers within the government and commercial sectors, in a given reporting period.

Depending on our mix of software licenses, subscription, and professional services revenue in a given reporting period, our earnings as a percentage of revenue may fluctuate from historical norms. For example, if we were to derive a relatively large (compared to historical norms) component of our revenue from professional services in a reporting period, earnings as a percentage of revenue may decline in that period due to lower margin contribution from the labor-intensive services as compared to software license and subscription service revenue.

An inability to establish vendor specific objective evidence of the selling price of one or more components of a software sale with multiple components could result in our having to change from recognizing software license revenue in full at the time the software is delivered to recognizing that same software license revenue ratably in the future over an extended number of accounting periods.

For software sales with multiple components (typically a sale involving both a license to software that will be delivered immediately and maintenance and support services that will be delivered over an extended period of time), generally accepted accounting principles require that vendor specific objective evidence of selling price (“VSOE”) be established for at least one of the components of that sale before the software license revenue can be recognized in full at the time of delivery to the customer of the licensed software. If VSOE cannot be established, recognition of the software license revenue must deferred and recognized ratably in the future over an extended number of accounting periods, the length of which would typically be the time period covered by the related maintenance and support contract. We currently have established VSOE in a manner that supports us recognizing software license revenue in full at the time we deliver the software to our customers for substantially all of our products.

Situations can arise where a change in product pricing that improves our cash flow and financial position has an unintended consequence of us not being able to establish VSOE where it existed before. If that set of circumstances were to occur, we could be required by generally accepted accounting principles to defer recognition of software license revenue to future periods. That requirement could cause us to experience an immediate decline in software license revenue recognized in our financial statements in the period in which the licensed software was delivered to our customer even though the timing and amount of cash flow from the transaction would be the same as when we had established VSOE. If this collection of events were to occur, it could have a material, adverse effect on our revenue, results of operations and financial condition we present in our financial statements.

Our indebtedness may adversely affect our cash flow and business operations.

At December 31, 2012, we had notes payable of $5.7 million under our loan agreements with a bank. Our indebtedness could have important consequences to us, including:

•	Our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes which may be impaired or not available on favorable terms.

•

Covenants contained in our loan agreements require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including future business opportunities.

•

We may need a substantial portion of our cash flow from operations to make principal and interest payments on our indebtedness, reducing the funds that would otherwise be available for operations and future business opportunities.

•	Our level of indebtedness can make us more vulnerable to competitive pressures if there is a downturn in our business or the economy in general, than our competitors with less debt.

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

We operate in intensely competitive markets that experience rapid technological developments, market consolidation, changes in industry standards, changes in customer requirements, and frequent new product introductions and product improvements by existing and new competitors. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors take or gain additional market share in any of our markets, our competitive position could weaken, and we could experience a decrease in revenues that could adversely affect our business and operating results. To compete successfully, we must maintain a successful research and development effort to develop new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitor strategies as such strategies become apparent, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, we could experience a negative effect on our competitive position and our financial results.

We compete with a variety of companies who have significantly greater revenues and financial resources, partners, resellers and distribution channels than GlobalSCAPE as well as greater personnel and technical resources. For example, the EFT solution suite competes with products from Sterling Commerce, Axway and several other vendors, and WAFS competes with Riverbed Technology and Cisco. TappIn competes with a variety of cloud file storage and collaboration companies such as Dropbox. Large companies may be able to develop new technologies, across multiple solution spaces, and on more operating systems, more quickly than we can, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements. For example, Sterling Commerce receives substantial maintenance contract revenue annually, providing them with significant resources for product research, development and marketing.

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

Errors, failures, or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others. Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results. For example, it took longer than originally expected to make the necessary improvements to our WAFS solution and therefore WAFS revenues to date have been lower than originally anticipated.

Turmoil and uncertainty in U.S. and international economic markets could adversely affect our business and operating results.

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers. Lingering effects of the economic downturn in recent years have adversely impacted spending on information technology projects as prospects and customers reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

These adverse impacts to customer spending may be directly, and adversely, reflected in our future business and operating results because we believe a substantial part of the MFT spending budget is considered discretionary by our prospects and customers. The perception of MFT solutions spending as discretionary is further reinforced by the existence of low cost, or even free, products that deliver some subset of the capabilities found in our solutions. Given the economic downturn, some customers may have decided to defer spending for our solutions or may have elected to obtain low cost or free “good enough” products as an interim measure. The potential adverse impacts of such decisions may persist for an extended period of time, even well into a period of economic recovery, given that many prospects will not change their IT infrastructure for a considerable period of time after that infrastructure has been installed and is operating adequately.

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

As was the case with many other companies, at the onset of the recent economic downturn, our stock price decreased. If investors have concerns that our business, financial condition and results of operations will be negatively impacted by another economic downturn, our stock price could decrease again.

Regardless of economic conditions, fluctuations in demand for our products and services are driven by many factors and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including competition, product obsolescence, technological change, budget constraints of our actual and potential customers, level of broadband usage, awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products declines, our revenues, as well as our gross and net margins, could be adversely affected. CuteFTP, in particular, competes in some ways with social media services for image and video sharing. As social media has increased exponentially in popularity, sales of our CuteFTP product line have declined.

Sales to the U.S. Government make up a portion of our business and changes in government defense spending could have consequences on our financial position, results of operations and business.

From time-to-time in the past, sales to the U.S. Government have accounted for 10% or more of our total sales. Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (“DoD”). The funding of our programs is subject to the overall U.S. Government budget and appropriation decisions and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. The overall level of U.S. defense spending has increased in recent years for numerous reasons, including increases in funding of operations in Iraq and Afghanistan and the DoD’s modernization initiatives. Looking forward, we expect overall defense spending to remain relatively flat in the near term, given the completed military withdrawal from Iraq and the expected drawdown of military operations in Afghanistan. However, projected defense spending budgets are uncertain and become increasingly difficult to predict for periods beyond the near-term due to numerous factors, including the external threat environment, funding for ongoing operations in Afghanistan, future priorities of the Administration and the overall health of the U.S. and world economies and the state of governmental finances.

Significant changes in defense spending could have long-term consequences for our size and structure. Changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition. Larger government contracts, such as the Army contracts in which we participate with certain of our customers, typically have long sales cycles. Therefore, closure of such contracts is difficult to predict, increasing uncertainty in our projections.

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

Our future success depends on the continued services of key members of our management team. These individuals are difficult to replace because of the intense competition for similarly skilled people. New members of the management team may not be productive for weeks or months as they learn about our solutions, our personnel and the administrative practices within GlobalSCAPE.

Failure to maintain proper and effective internal controls could affect our ability to produce accurate financial statements which could result in the restatement of our financial statements or adversely affect our operating results, our ability to operate our business, and our stock price.

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

If we are unable to establish and maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information, and have a negative effect on the market price for shares of our common stock.

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

We compete intensely with other software development and distribution companies internationally and information technology departments supporting larger businesses to recruit and hire from a limited pool of qualified personnel. Some qualified candidates prefer to work for larger, better known companies or in another geographic area. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans. Also, accounting rules require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

Key personnel have left our Company in the past. There likely will be additional departures of key personnel from time to time in the future. The loss of any key employee could result in significant disruptions to our operations, including adversely affecting the timeliness of product releases, the successful implementation and completion of company initiatives, the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, and the results of our operations. Hiring, training, and successfully integrating replacement sales, engineering, and other personnel could be time consuming, may cause additional disruptions to our operations, and may be unsuccessful, which could negatively impact future revenues.

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

While we have derived the majority of our historical revenues from on-premise delivery of our products, we now also offer our products on third party hosted platforms. As we continue to execute our strategy of increasing the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls. It is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. We believe consumers using our subscription services increasingly will want efficient, centralized methods of choosing their privacy preferences and controlling their data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products or services, and could constrain consumer and business adoption of cloud-based solutions.

Breaches of our cybersecurity systems could degrade our ability to conduct our business operations and deliver products and services to our customers, delay our ability to recognize revenue, compromise the integrity of our software products, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Cyber threats may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third party contractors. Therefore, our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyberattacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	Sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen;

•

Our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored;

•	Our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition;

•

Defects and security vulnerabilities could be introduced into our software products, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to further data loss and cyber incidents; and

•	Personally identifiable data of our customers, employees and business partners could be lost.

Should any of the above events occur, we could be subject to significant claims for liability from our customers, regulatory actions from governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personally identifiable or credit card information of users of our services can be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our financial performance and results of operations could be adversely affected.

Certain components of the software code comprising some of our products are licensed from third parties making us dependent upon those licenses remaining in place for those products to operate in their current form.

Certain key components of the software code comprising certain of our products are licensed from unrelated, third parties. These licenses are not perpetual such that, with advance notice as provided in the license agreements, those third parties could terminate those licenses. Even with advance notice, termination of those licenses could create a severe hardship for us due to the need to locate substitute software code from other third parties or create alternative software code ourselves in order for our products to continue to operate in the manner designed or for us to keep pace with customer requirements, including our obligations under maintenance and support agreements. There is no assurance we could achieve either of those alternative solutions in a timely and effective manner that would not disrupt our ability to continue selling and supporting those products, or without the consumption of significant company resources in the form of time spent by our personnel creating alternative solutions or cash paid to third parties to assist us. Such a situation could delay the completion and introduction to the marketplace of other products we are developing to remain competitive due to the diversion of the attention of certain of our key personnel away from that work. If any of these events occur, our future business and financial results could be adversely affected.

We utilize “open source” software in some of our products.

The open source software community develops software technology for free use by anyone. We incorporate a limited amount of open source code software into our products. For example, we have relied on open source technology for the encryption features in our CuteFTP Pro, EFT, and Mail Express solutions. We may use more open source code software in the future.

Our use, in some instances, of open source code software may impose limitations on our ability to commercialize our solutions and may subject us to possible intellectual property litigation. Open source code may impose limitations on our ability to commercialize our products because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our solution, and open source software cannot be protected under trade secret law. In addition, it may be difficult for us to accurately determine the developers of the open source code and whether the acquired software infringes third-party intellectual property rights. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. From time to time, companies that incorporate open source software into their products have been subject to such claims.

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

Our EFT suite, Mail Express, and TappIn solutions are intended to facilitate information sharing, sometimes by providing outsiders access to a customer’s computer. Such access potentially may make the customer vulnerable to security breaches, which could result in the loss of their privacy or property. Invasions of privacy or other customer harm occurring in an environment where our solutions are operating could result in customer dissatisfaction and possible claims against us for any resulting damages.

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

All products that are exported, re-exported or that are worked on by foreign nationals are subject to export controls. Such controls include prohibitions on end uses, end users and country prohibitions. In addition, incorporation of encryption technology into our products can increase the level of U.S. export controls. The encryptions export controls were modified in 2010. We are subject to these requirements as certain of our products include the ability for the end user to encrypt data. Therefore, our products may be exported outside the

United States or revealed to foreign nations only with the required level of export controls/restrictions. Restrictions applicable to our products may include: the requirement to have a license to export the technology; the requirement to have software licenses approved before export is allowed; and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country. In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

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

Export laws and regulations can be extremely complex in their application. If we are found not to have complied with applicable export control laws, we may be sanctioned, fined or penalized by, among other things, having our ability to obtain export licenses curtailed or eliminated, possibly for an extended period of time. Our failure to receive or maintain any required export licenses or authorizations or our penalization for failure to comply with applicable export control laws would hinder our ability to sell our products, could result in financial penalties, and could materially adversely affect our business, financial condition, and results of operations. Any failure on our part or the part of our distributors to comply with encryption or other applicable export control requirements could harm our business and operating results.

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

We conduct significant sales and customer support, in countries outside of the United States. During the year ended December 31, 2012, approximately 26% of our sales were to purchasers outside the United States. Our continued growth and profitability could require us to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers. We may also incur additional expense translating our applications into additional languages. In addition, there is significant competition for entry into high growth markets, such as China. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

•	Compliance with foreign regulatory and market requirements.

•	Variability of foreign economic, political and labor conditions.

•	Changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws.

•	Longer accounts receivable payment cycles.

•	Potentially adverse tax consequences.

•	Difficulties in protecting intellectual property.

•	Burdens of complying with a wide variety of foreign laws.

•	Difficulty transferring funds to the U.S. in a tax efficient manner from non-U.S jurisdictions in which the cash flow originates.

The amount of income taxes we compute as payable on our income tax returns filed with the Internal Revenue Service and certain states could be challenged by those taxing authorities resulting in us paying more taxes than anticipated.

We file income tax returns with the Internal Revenue Service and taxing authorities in certain states. We prepare and file those returns based on our interpretations of the relevant tax code as to revenue to be reported and deductions and credits allowed. We use third-party experts to assist us in preparing our tax returns and computing our tax liabilities to help us ensure we pay the proper amount of tax due. Our tax returns are subject to examination by taxing authorities who could interpret the tax code in a different manner from us and conclude we are obligated to pay more taxes than we originally computed and paid. While we would defend the position taken on our tax returns as filed, a challenge from a taxing authority can be costly to defend with no assurance of a favorable outcome for us. In the event of an unfavorable result under these circumstances, our business, operating results and financial position could be harmed.

The amount of sales tax we collect on sales could be challenged by taxing authorities both in jurisdictions in which we have a corporate presence as well as by taxing authorities in areas where we have no corporate presence.

We collect and remit sales tax on sales in jurisdictions where we have a corporate or physical presence that results in an obligation to do so. We sell our products to customers in numerous locations where we do not have a corporate or physical presence and, therefore, do not collect sales tax on those sales. States in which we collect sales tax could audit our activities and assess us with additional tax based on them interpreting the sales tax code differently than we interpret it. Various states in which we do not collect sales tax are aggressive in interpreting their sales tax codes in determining if a company with no apparent presence in those states is obligated to collect and remit sales taxes, particularly on sales made across the internet. States where we do not collect sales tax could make an assertion that we should have been collecting sales tax and could assess us with that tax. While we would defend the position taken as to our obligation to collect sales tax and the amount of sales tax collected, a challenge from a taxing authority can be costly to defend with no assurance of a favorable outcome for us. In the event of an unfavorable result under these circumstances, our business, operating results and financial position could be harmed.

Risks Related to Stock Ownership

Our stock price is/may be volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

•	U.S. and global economic conditions leading to general declines in market capitalizations, with such declines not associated with operating performance.

•	Quarter-to-quarter variations in results of operations.

•	Our announcements of new products.

•	Our announcements of acquisitions.

•	Our announcements of significant new customers or contracts.

•	Our competitors’ announcements of new products.

•	Our product development or release schedule.

•	Changes in our management team.

•	General conditions in the software industry.

•	Investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

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

Accounting charges may cause fluctuations in our annual or quarterly financial results.

Our financial results may be affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets, including acquired technology and product rights.

•	Acquisition expenses.

•	Impairment of goodwill and intangibles.

•	Share-based compensation expense.

•	Restructuring charges.

•	Impairment of long-lived assets.

Anti-takeover provisions in our charter and Delaware law could inhibit others from acquiring us.

Some of the provisions of our certificate of incorporation and bylaws and in Delaware law could, together or separately:

•	Discourage potential acquisition proposals.

•	Delay or prevent a change in control.

•	Limit the price that investors may be willing to pay in the future for shares of our common stock.

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 42% of our outstanding common stock as of December 31, 2012. These stockholders would have the ability to control GlobalSCAPE and direct its policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted, affecting the value of the stock.

There were options for 3,650,095 shares outstanding under our employee and director stock option plans as of March 1, 2013, of which 2,649,455 were vested. We have filed a registration statement under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

While it is not possible to predict the outcome of patent litigation incident to our business, defense costs may be significant, and we believe the costs associated with this litigation or other claims of infringement could generally have a material adverse impact on our results of operations, financial position or cash flows. Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming.

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

We are currently a defendant in a patent infringement suit filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that we infringed on a patent that addresses product activation functionality. We are currently one of a number of defendants in a patent infringement suit filed by Uniloc Luxembourg S.A. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that we infringed on a patent that addresses software piracy prevention functionality. We believe we have meritorious defenses to the plaintiffs’ claims in both of these cases and intend to defend these lawsuits vigorously. While we believe any loss we may incur related to these matters would be immaterial to the Company’s financial position and results of operations, nonetheless, these actions subject us to the risks associated with intellectual property infringement claims by third parties as described above.

We may not be able to protect our intellectual property rights.

Our software code, and trade and service marks are some of our most valuable assets. Given the global nature of the internet and our business, we are vulnerable to the misappropriation of this intellectual property, particularly in foreign markets, such as China and Eastern Europe, where laws or law enforcement practices are less developed. The global nature of the internet makes it difficult to control the ultimate destination or security of our software making it more likely that unauthorized third parties will copy certain portions of our proprietary information or reverse engineer the proprietary information used in its programs. If our proprietary rights were infringed by a third-party and we did not have adequate legal recourse, our ability to earn profits, which are highly dependent on those rights, would be severely diminished.

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

Our corporate office is in San Antonio, Texas. That office contains approximately 21,000 square feet for which the average annual rent under the lease is $347,000. We maintain a software development office in Seattle, Washington primarily for the development of our TappIn product line. That office contains 5,300 square feet for which the average annual rent under the lease is $126,000. We believe these facilities are suitable for our current business needs and that suitable, additional space would be available if needed in the future under acceptable terms.

Item 3.	Legal Proceedings

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

GlobalSCAPE is named as one of a number of defendants in a patent infringement suit filed by Uniloc Luxembourg S.A. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses software piracy prevention functionality. GlobalSCAPE believes that it has meritorious defenses to plaintiff’s claims in this case and intends to defend this lawsuit vigorously. GlobalSCAPE believes any loss it may incur in this matter would be immaterial to the Company’s financial position and results of operations.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NYSE MKT Exchange under the symbol “GSB” The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years.

	2012		2011
	High	Low	High	Low
First Quarter (ending March 31)	2.39	1.69	$3.14	$1.98
Second Quarter (ending June 30)	2.15	1.77	$2.86	$1.92
Third Quarter (ending September 30)	2.28	1.96	$2.38	$1.42
Fourth Quarter (ending December 31)	2.15	1.40	$2.17	$1.50
Annual	2.39	1.40	$3.14	$1.42

On March 15, 2013, the last reported sales price of our common stock on the NYSE MKT Exchange was $1.66 per share. As of March 15, 2013, we had approximately 1,929 shareholders of record of our common stock.

We paid a special cash dividend of $.07 per share on December 27, 2012, to shareholders of record as of the close of business on December 17, 2012. Our management anticipates future earnings and other cash resources, if any, will be retained for investment in our business and has no intention as of the date of this filing of this Form 10-K to declare or pay cash dividends in the foreseeable future.

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

Statement of Operations Data:

($ in thousands)	2012	2011	2010	2009	2008
Total revenues	$23,372	$20,894	$18,565	$16,451	$15,792
Operating expenses:
Cost of revenues	1,296	1,723	601	336	189
Selling, general and administrative	16,761	14,466	12,815	10,798	10,944
Research and development	3,531	3,124	3,016	2,805	2,819
Impairment of goodwill	0	0	0	0	5,773
Impairment of long-lived assets	0	0	0	0	3,244
Affiliated entity asset impairment	3,264	0	0	0	0
TappIn earnout liability not earned	(1,303)	0	0	0	0
Depreciation and amortization	1,217	790	852	724	957

Total operating expenses	24,766	20,103	17,284	14,663	23,926

Income (loss) from operations	(1,394)	791	1,281	1,788	(8,134)

Net income (loss)	$(1,800)	$635	$881	$1,400	$(7,660)

Net income (loss) per common share—basic	$(0.10)	$0.04	$0.05	$0.08	$(0.44)
Net income (loss) per common share—diluted	$(0.10)	$0.03	$0.05	$0.08	$(0.44)

Balance Sheet Data:

($ in thousands)	2012	2011	2010	2009	2008
Cash and cash equivalents	$8,079	$8,861	$11,087	$7,026	$6,319
Working capital	73	1,662	8,607	5,540	4,435
Total assets	33,588	38,378	20,547	16,173	12,220
Long term debt, less current portion	4,389	5,667	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2012, 2011 and 2010, and related notes included elsewhere in this document.

Overview

We provide secure information exchange capabilities for consumers and enterprises through the development and distribution of software, delivery of managed and hosted solutions and provisioning of associated services. We have thousands of enterprise customers and more than one million individual consumers in over 150 countries. Our solutions are used by more than 20,000 U.S. Army users deployed worldwide.

We operate primarily in the Managed File Transfer, or MFT, industry. We are evolving our MFT focus into adjacent solution spaces, including creating what we refer to as Total Path Security. The Total Path Security framework addresses data and information management, movement, security and accessibility across a broad range of environments encompassing data and information in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices using our TappIn solution).

Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. Our products provide the ability to monitor these activities, as well as access the underlying data, securely and flexibly through a wide range of network-enabled, mobile devices, including tablets and smartphones.

Our solutions enable compliance with government regulations relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners, including network-enabled, mobile devices.

Our initial product, CuteFTP, a file transfer protocol client program used mostly by individuals and small businesses, was first distributed in 1996 over the Internet and achieved significant success and popularity. Since then, we have continued to enhance our portfolio of products to meet the increasing demand for secure information exchange in the MFT industry and adjacent markets such as cloud services. Our capabilities have evolved from personal and small business MFT products to include standard and enterprise versions of our Enhanced File Transfer, or EFT software, with an increasing number of add-on modules that provide additional capabilities such as ad hoc file transfer, advanced auditing and reporting, government-validated cryptography, and workflow automation. We have also developed Wide-Area File Services, or WAFS, and Continuous Data Protection, or CDP, software which further enhances the ability to replicate, share and backup files within a wide area network or local area network, at WAN and LAN speeds.

We also offer managed e-mail attachment, software-as-a-service, or SaaS, and cloud-based subscription products and solutions for information sharing solutions. Our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.

Our managed cloud-based subscription solutions are a notable part of our future revenue model plans because they provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. While we are in the early stages of growing our subscription services, we already have added capability to deliver these services in additional geographies, such as the United Kingdom and Canada, where country-specific compliance requirements may necessitate in-country service delivery

In December 2011, we entered the secure content mobility market with the acquisition of TappIn, Inc. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content. We believe that the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users.

Key Business Metrics

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The measures that we believe are the primary indicators of our performance are:

•	Revenue growth

•	Recurring revenue growth

•	Aggregate contract value growth

•	Adjusted EBITDA excluding infrequent items

Revenue Growth

Since 1996, we have transitioned from a consumer products company (mostly focused on the CuteFTP product line) to an MFT enterprise solutions provider with a focus on increasing the revenue contribution from cloud-based solutions, enabling secure mobile access to data and delivering professional services while continuing to grow our core MFT business. We have grown revenue consistently throughout this transition such that our enterprise solutions sales have grown from less than 50% of our revenue as recently as 2005 to now comprising more than 90% of our sales with our CuteFTP consumer products accounting for less than 5% of revenue for the year ended December 31, 2012. We believe our ability to sustain revenue growth while continuing this business evolution is the most significant metric for our business.

Although we often have grown revenue sequentially quarter over quarter in recent years, we view annual revenue growth as the more important metric, especially considering the ongoing evolution of our solution portfolio. We believe annual “core” revenue growth, excluding larger, exceptional transactions, is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio and the addition of subscription services, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends and adjust resource allocations.

We believe attaining additional traction in the cloud-based managed solutions and secure content mobility market segments, realizing the potential of new software solutions, and our ability to continue developing and enhancing our existing software solutions are significant factors in our continued ability to sustain or possibly increase our revenue growth in future years.

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

See the section below comparing our results of operations for the years ended December 31, 2012, 2011 and 2010, for discussion of the revenue trends we have experienced.

Recurring Revenue Growth.

Recurring revenue includes revenue recognized from our maintenance and support, or M&S contracts, managed and hosted solutions, and other subscription services such as from our TappIn product line. M&S contracts for our products are sold for fixed periods of time and are typically for one year with some agreements having longer terms. We recognize revenue from these contracts on a monthly basis over the life of the contract. Managed and hosted solutions, such as MIX and Hosted EFT, are sold as one, two, or three-year subscriptions with the services invoiced and revenue recognized on a monthly basis. TappIn subscriptions typically are sold for one-year terms with the revenue recognized on a monthly basis.

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

See the section below comparing our results of operations for the years ended December 31, 2012, 2011 and 2010, for discussion of the recurring revenue trends we have experienced.

Aggregate Contract Value Growth.

Aggregate contract value, or ACV, is a measure of future revenue potential we have in place under non-cancellable contracts for product sales, maintenance and support, managed solutions, and professional services for which we will recognize revenue in future periods. ACV is the sum of:

•	Deferred revenue resulting from payments we have already received for services to be provided in the future.

•	Amounts we are due to be paid under non-cancellable contracts for future services we will provide under those contracts.

Our ACV growth as illustrated in the table below is a result of sales success in numerous areas of our business. While we expect ACV may grow in future periods as we potentially continue to increase our volume of non-cancellable contracts for future delivery of our products and services, it could also decrease for a number of reasons including existing customers electing not to renew their maintenance and support contracts or a large professional services contract, such as those we have in place to provide services to the U.S. Army, not being renewed for additional terms as provided in certain of those contracts.

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

	December 31,
	2012	2011
	(thousands)
Amounts we have billed and/or been paid in advance
(presented as deferred revenue in our financial statements)	$9,773	$7,632
Amounts we will bill and be paid in the future (will appear in our financial statements when we are paid and/or when we provide the products and services)	797	1,200

Total ACV	$10,570	$8,832

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

Each of these non-GAAP financial measures excludes the effects of the affiliated entity asset impairment and the TappIn earnout liability not paid that are part of our Consolidated Statements of Operations and

Comprehensive Income prepared in accordance with GAAP. We exclude these items when determining our non-GAAP financial measures because we do not consider them part of our core operating results when assessing our operational performance, allocating resources to our business activities and preparing operating budgets. We believe that by comparing our non-GAAP financial measures across historical periods, our operating results can be evaluated exclusive of the effects of certain items that may not be indicative of our core operations.

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

	Year Ended December 31,
	2012	2011	2010
	(In 000’s except per share amounts)
Non-GAAP Operating Expenses
GAAP total operating expenses	$24,766	$20,103	$17,284
Affiliated entity asset impairment	(3,264)	—	—
TappIn earnout liability not earned	1,343	—	—

Non-GAAP operating expenses	$22,845	$20,103	$17,284

Non-GAAP (Loss) Income From Operations
GAAP (loss) income from operations	$(1,394)	$791	$1,281
Affiliated entity asset impairment	3,264	—	—
TappIn earnout liability not earned	(1,343)	—	—

Non-GAAP income from operations	$527	$791	$1,281

Non-GAAP Net Income (Loss)
GAAP net (loss) income	$(1,800)	$635	$881
Affiliated entity asset impairment	3,264	—	—
TappIn earnout liability not earned	(1,343)	—	—

Non-GAAP net income	$121	$635	$881

Non-GAAP Earnings Per Share
Non-GAAP net income	$121	$635	$881
Weighted average share outstanding:
Basic	18,358	18,081	17,540
Diluted	19,016	18,747	18,260
Non-GAAP net income per common share:
Basic	$0.01	$0.04	$0.05
Diluted	$0.01	$0.03	$0.05

The affiliated entity asset impairment effect on non-GAAP net income of $3.3 million is the gross affiliated entity asset impairment associated with the write-off of our investment in, and our notes receivable from, CoreTrace Corporation. There is no related federal income tax effect reflected here because this item is a capital loss for federal income tax purposes for which we are uncertain as to whether we will generate sufficient capital gains in the future against which this capital loss can be applied.

The TappIn earnout liability not paid of $1.3 million is the gross amount of the liability relieved. There is no related federal income tax effect because the elimination of the liability for this payment is not a taxable event for federal income tax purposes.

See our comparison of results for the years ended December 31, 2012, 2011 and 2010, below for our discussion of variations in the underlying elements comprising the amounts above.

Adjusted EBITDA Excluding Infrequent Items

Management utilizes Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization and Share-Based Compensation Expense) Excluding Infrequent Items to measure profitability and cash flow from the Company’s core operating activities. We monitor and review cost of revenues, selling, general, and administrative, or SG&A, expenses and research and development, or R&D, expenses to assess conformance with established budget expectations and to identify specific variances. Identifying and, if necessary, addressing variances above budget is important for the purpose of staying within budget ceilings. However, even variances below budget may indicate imbalances in resource allocations or deviation of operating activities from established expectations.

We exclude infrequent items because when they occur, they typically do not directly impact profitability and cash flow resulting from the Company’s core activities. For the year ended December 31, 2012, the reduction to zero of the carrying value of our investment in, and notes receivable, from CoreTrace Corporation and the TappIn earnout liability not paid were infrequent items.

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

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(1,800)	$635	$881
Add (subtract) items to determine adjusted
EBITDA:
Income tax expense	217	169	410
Other expense	189	(13)	(10)
Depreciation and amortization	1,217	790	852
Stock-based compensation expense	915	1,003	1,006
Affliated entity asset impairment	3,264	—	—
TappIn earnout liability not paid	(1,303)

Adjusted EBITDA	$2,699	$2,584	$3,139

See the section below comparing our results of operations for the years ended December 31, 2012, 2011 and 2010, for discussion of the variances between periods in the components comprising Adjusted EBITDA.

Solution Perspective and Trends

The following is a summary description of our products and solutions. Our discussion of the business trends of our products is based on the following profile of our revenue components ($ in thousands):

	Revenue for the Year Ended December 31,
	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Revenue by Product
EFT Server Enterprise	$14,742	63.1%	$12,167	58.2%	$10,913	58.8%
EFT Server	3,367	14.4%	3,665	17.5%	3,616	19.5%
Wide Area File Services/CDP	1,577	6.7%	1,533	7.3%	1,869	10.1%
Professional Services	1,547	6.6%	1,772	8.5%	438	2.4%
CuteFTP	1,059	4.5%	1,209	5.8%	1,522	8.2%
Other	1,080	4.6%	548	2.6%	207	1.1%

Total Operating Revenues	$23,372	100.0%	$20,894	100.0%	$18,565	100.0%

Maintenance and Support Included in Total Operating Revenue	$11,298	48%	$9,424	45%	$7,762	42%

Managed File Transfer Solutions (On Premises and Cloud-based)

Our MFT products and solutions allow customers to move large files and large numbers of files securely. We facilitate management, monitoring, and reporting on the file transfers and deliver advanced workflow capabilities to move data and information into and throughout an enterprise.

We earn most of our software license revenue from sales of our EFT Standard Edition and EFT Enterprise Edition products and solutions. These products and solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide SMB and enterprise customers with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. We continue to develop these products and solutions by, for example, improving their speed and responsiveness of performance, providing additional administration flexibility supporting cross-platform implementation with our DMZ Gateway solution, implementing business activity monitoring, and providing additional language support. We have sustained the year-to-year increase in our revenue from these products and solutions as a result of our ongoing development of this product line that has continued to enhance its appeal in the marketplace.

CuteFTP is a ‘“client side” software product, installed on a user’s local computer, that enables file transfers from or to an FTP server. The target market for the CuteFTP product includes corporate IT professionals who use it to transfer data between locations via the Internet and individual Web site operators who use it to upload their Web pages to their Web hosting provider, among others. While CuteFTP still has significant brand recognition in the market, the revenue dollars we earn from this product line and its percent of our total revenue has declined in recent years. We believe market availability of free FTP utilities and the emergence of social media with imbedded capabilities for sharing non-sensitive data such as photos and videos are examples of the primary causes of the decline in CuteFTP revenue. We released our current CuteFTP Version 9 in November 2012. The Version 9 release includes a number of updates, including support for Unicode (UTF-8) characters that will allow greater international use and Web Distributed Authoring and Versioning (WebDAV) support to facilitate collaboration between users in editing and managing documents and files stored on World Wide Web servers. In creating the Version 9 release, we also simplified our CuteFTP product line by consolidated all the features of our previous multi-product CuteFTP product line for Windows operating systems into the single new version. We also continue to offer CuteFTP Version 3.1 software for Mac platforms. We believe this product Version 9 product, as well as our continued offering of Version 3.1 for Mac platforms, can appeal to users wanting features more robust than offered in free alternatives and potentially may slow the rate of decrease in CuteFTP’s level of contribution to our revenue in the future.

We have a partner agreement with Rackspace Hosting, Inc., a world leader in the hosting and cloud computing industry that began in 2010. We have a similar agreement with PEER 1 Hosting to meet the growing European demand for our services. Through these relationships, we deliver cloud-based, managed file transfer solutions for the secure exchange of business-to-business data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. We offer our cloud services capability in the United States, as well as in the United Kingdom and Canada, to support solution delivery in instances where country-specific compliance requirements may necessitate in-country delivery of the services. The cloud-based solutions established an additional delivery method for our MFT products and solutions and potentially for other solution capabilities. Through our cloud services, we can offer new and existing customers “pay as you go”, flexible pricing under one, two, and three-year contracts that help them eliminate upfront capital expenditures. This subscription revenue provides us with a growing revenue stream visible into future periods. The revenue we earn from this product line is included in other revenue in the table above. While this revenue has grown from year-to-year, it does not yet constitute a material portion of our overall revenue.

Wide Area File Services and Continuous Data Protection Solution

Our Wide Area File Services, or WAFS, software provides a file sharing, collaboration, and replication solution over multiple sites. WAFS technology can have our Continuous Data Protection (“CDP”) product added to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities but doesn’t compromise data sharing and protection. We experienced a decline in WAFS revenue during 2011 as the marketplace anticipated a product upgrade forthcoming at that time. We released WAFS 4, a major upgrade of the solution, in September 2011. WAFS 4 introduced a new user interface, support for Unicode characters (to facilitate greater international sales), and other significant enhancements. WAFS 4 allowed us to increase revenue from that product line in 2012, reversing a multi-year trend of declining revenue. We believe WAFS will be competitive in the marketplace for the foreseeable future as a product serving the need for wide area file access and data protection.

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, is a client-server application that allows users to send and receive e-mail attachments, up to 25 GB, with enhanced security and visibility compared to typical e-mail solutions. The Mail Express application provides flexible, customer-defined administration privileges to allow e-mail administrators and end users to configure specific parameters for handling e-mail attachments in accordance with corporate policy. We released Mail Express 3 in August 2010 which led to continued revenue growth from that product line in 2011 and 2012. In February 2013, we announced the general availability of Mail Express Version 3.3 that includes a number of enhancements including integration with EFT 2013. We believe Mail Express will be competitive in the marketplace for the foreseeable future as a product for securely sharing and managing large e-mail attachments.

Secure Content Mobility Solution

We acquired TappIn, Inc. in December 2011 to provide us with initial entry into the secure content mobility market. The TappIn by GlobalSCAPE service provides the ability to easily and securely access and share documents, pictures, videos and music anytime, anywhere while eliminating or minimizing the storage of data in the cloud and the associated security and privacy concerns. From the office, at home, or on the road, customers can “Tapp In” to their files, stored in multiple locations, using any web browser and most Internet-enabled mobile devices (including Apple iPhone and iPad, Google Android and Windows Phone and Kindle Fire). With TappIn, users can avoid uploading and/or syncing to a cloud storage location and eliminate the need to pay for additional cloud storage. Instead, the TappIn service securely accesses the user’s existing in-house storage devices (such as a desktop computer, in-house network servers or network attached storage devices), allows sharing files of any size and provides encryption to safeguard content.

The TappIn by GlobalSCAPE service incorporates elements of on-premises software, cloud and SaaS delivery models. Unlike other remote access products that can consume significant amounts of storage capacity on a smartphone or tablet, TappIn makes content available through a secure pathway that gives users access to files on their existing in-house storage devices without having to download those files to their mobile device. This delivery method not only saves storage space on the mobile device but also ensures content remains secure and private on the user’s existing in-house storage devices.

We believe secure content mobility is a rapidly emerging central feature of our served markets, including our primary MFT market. Exponential growth in smartphone and tablet sales and adoption, combined with rapid growth in retained content and BYOD expectations, will drive strong revenue growth in this market segment.

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

Professional services decreased slightly from $1.8 million, or 8.5% percent of revenue in 2011, to $1.5 million or 6.6% percent of revenue in 2012 due to a decrease in revenue earned under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program as a result of various budget action and project scope decisions made by the U.S. Army and the primary contractor to the U.S. Army, whom we support under this contract. The scope of this contract may continue to change in the future due to a variety of factors, including availability of government budget authorization for the SAMS-E program and our evolving work share of the contract. We believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we sell repeat services to our prior customers.

Our increased professional services lead to a corresponding increase in our cost of revenues (or cost of goods sold), because the services necessarily are labor intensive. For this reason, professional services typically have significantly lower margins than product sales or subscription services. However, we believe professional services allow us to better establish and maintain our solution implementations, while also providing our customers with the training and education services that help them make more complete use of our solution capabilities. In addition, for large contracts like the engineering services we provide to the U.S. Army, such professional services provide significant past performance that facilitates additional business. Over time, we believe the return on investment from increased professional services outweighs the potential near-term impacts on operating margins.

Endpoint Security Solution

We had planned to enter the endpoint security market through development of appShield, a software application control (or “whitelisting”) product. The appShield product was being developed under a Joint Development and Reseller Agreement between GlobalSCAPE and CoreTrace Corporation. In November 2012, CoreTrace Corporation sold substantially all of its assets to an unrelated third party resulting in CoreTrace ending its development work on appShield. This action provided us possession of the appShield source code while sustaining our prior appShield-related license rights. The notable resulting change is that we now have the right to sell products based on the appShield source code with no royalty obligation to CoreTrace Corporation or any other party.

The consumer application control market has matured significantly since appShield product development began in 2009. That situation necessitates additional development work on the appShield source code, which possibly could be significant, to bring appShield to market. We are investigating whether to further develop this product on our own, engage others to continue the development for us, or sell the appShield rights to another party. As a result, we have no date scheduled for introduction of appShield to the market nor do we have specific plans to pursue such introduction.

Overall Revenue Trends and Mix Between Products, Services, and Maintenance and Support

Our revenue from software licenses and professional services (i.e. all sources other than M&S sales) increased 4% in 2012 compared to 2011 and 6% in 2011 compared to 2010. Notable factors yielding these combined results include:

•

Software license revenue from our EFT, WAFS and other software products (i.e. all software products other than CuteFTP) grew 11% in 2012 compared to 2011 and declined 4% in 2011 compared to 2010. The decline in 2011 was due to pricing pressure in the marketplace on EFT Enterprise due primarily to general economic conditions resulting in a related responsive promotion in 2011 during which we discounted the price of certain of our EFT products. We resumed growth in these license revenues in 2012 as improved market conditions relieved pricing pressure, and we were able to achieve EFT Enterprise sales targets without continuing the discounting promotion from 2011. The growth rate in 2012 is consistent with our expectations for these products that present our latest technologies to the marketplace, that constitute over 90% of our software license revenue and that contribute significantly to our operating margins.

•

Software license revenue from CuteFTP declined 13% in 2012 compared to 2011 and declined 25% in 2011 compared to 2010. While this trend is unfavorable, it is not inconsistent with our expectations. As discussed elsewhere in this document and in our previous regulatory filings, while CuteFTP still has significant brand recognition in the market, the revenue dollars we earn from this product line and its percent of our total revenue has declined in recent years. We believe market availability of free FTP utilities and the emergence of social media with imbedded capabilities for sharing non-sensitive data such as photos and videos are examples of the primary causes of the decline in CuteFTP revenue. We believe CuteFTP Version 9, as well as our continued offering of Version 3.1 for Mac platforms, can appeal to users wanting features more robust than offered in free alternatives and potentially may slow the rate of decrease in CuteFTP’s level of contribution to our revenue in the future.

•

Professional services revenue declined 13% in 2012 compared to 2011 after increasing over 300% in 2011 compared to 2010. We earn a significant portion of this professional services revenue (33% in 2012 and 62% in 2011) under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. This program, which is dependent upon federal funding as determined by the United States Congress, is subject to unpredictable and varying budget actions and project scope decisions between the U.S. Army and the primary contractor to the U.S. Army whom we support under this contract, which are factors beyond our control. The scope of this contract may continue to change in the future due to a variety of factors, including availability of government budget authorization for the SAMS-E program and our evolving work share of the contract.

M&S revenue increased 20% in 2012 compared to 2011 and 21% in 2011 compared to 2010. M&S revenue as a percent of our total revenue was 48%, 45% and 42% in 2012, 2011 and 2010, respectively. This continued growth in M&S revenue is consistent with the continued growth in our deferred revenue balance at each year end. Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to the growing installed base of our software products in the marketplace. This installed base growth creates a compounding effect for M&S renewals since the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeds the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow. We view this M&S revenue increase as a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Liquidity and Capital Resources

At December 31, 2012, we had cash of $8.1 million. We generated cash in excess of $2 million from our operating activities in each of 2012, 2011 and 2010. We rely on cash on hand and cash flows from operations to fund our operations and believe these items will be our principal sources of operating capital in 2013.

At December 31, 2012, our net working capital position was $73,000. The current liabilities component of that working capital included $8.3 million of deferred revenue which, unlike all other liability components of our working capital, is an obligation we will satisfy through ongoing operating activities from which we have historically generated cash flow and not through a disbursement of cash as a direct payment of that liability.

Our capital requirements principally relate to our need to fund our ongoing operating expenditures, which are primarily related to employee salaries and benefits. We make these expenditures to enhance our existing products, develop new products, sell those products in the marketplace and support our customers after the sale.

In 2011, we enhanced our product offerings through the acquisition of TappIn, a secure content mobility solution company. At the time of that acquisition, we paid the TappIn selling stockholders $9 million which we funded with $2.0 million of our cash on hand and $7.0 million borrowed under our notes payable to a bank. In 2012, the TappIn shareholders earned an additional milestone payment provided for under the purchase agreement of $2.0 million of which we paid $1.5 million in 2012 and $500,000 in 2013 from our cash on hand. If certain TappIn product revenue milestones are achieved by December 31, 2014, we will be obligated to pay the former stockholders of TappIn an additional $4.5 million

Because our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline, our cash flow from operations could also decline. If sales decline or if our liquidity is otherwise under duress, management could substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate certain research and development expenditures. We may also sell equity or debt securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$3,844	$2,826	$2,711
Net cash provided by (used in) investing activities	(2,103)	(12,391)	1,021
Net cash provided by (used in) financing activities	(2,523)	7,339	329

The variations in these amounts between years are due to the following items. This discussion should be read in conjunction with our consolidated statement of cash flows presented below in Item 8. Financial Statements and Supplemental Data:

Net cash provided by operating activities—

The amount provided in 2012 changed compared to the amount provided in 2011primarily due to:

•	A net loss in 2012 compared to net income in 2011 (see the Result of Operations section below for a discussion of the nature of the changes in the components of net income and net loss.)

•

Deferred revenue increased more in 2012 compared to 2011 mainly due to the receipt in 2012 of an advance payment of $1.3 million under one of our contracts to provide services to the U.S. Army for which there was no similar receipt in the 2011.

The amount provided in 2011 was substantially unchanged from the amount provided in 2010 although:

•	Accounts receivable increased less in 2011, when compared to 2010, due to an increased focus on accounts receivable collections in 2011.

•

The CoreTrace receivable increased more in 2011 than in 2010 due to (1) a higher level of loans to CoreTrace needed to provide them funding to continue development at the time of our planned appShield product plus (2) a higher level of accrued interest on those loans due to an increasing outstanding notes receivable balance.

•	Deferred revenue increased less in 2011 compared to 2010 due to continued amortization of amounts previously received under our contract to provide services to the U.S. Army.

Net cash provided by (used in) investing activities —

The net use of cash in 2012 changed compared to the net use of cash in 2011 primarily due to:

•

Cash paid for the initial purchase of TappIn, Inc. in 2011 for which there was no comparable event in 2012 other than the related milestone payment in 2012 which was for a lesser amount than the initial purchase price as provided in the purchase agreement.

•	The purchase in 2011 of a certificate of deposit to secure the notes payable to a bank under which funds were borrowed for the purchase of TappIn for which there was no comparable event in 2012.

The amount of cash used in 2011 changed compared to the amount provided in 2010 primarily due to:

•	Cash paid for the purchase of TappIn, Inc. in 2011 for which there was no comparable event in 2010.

•	The purchase in 2011 of a certificate of deposit to secure the notes payable to a bank under which funds were borrowed for the purchase of TappIn for which there was no comparable event in 2010.

•

The 2010 redemption of short-term investments and transfer of the proceeds to cash (due to low interest rates creating no incentive for continuing with short-term investments) for which there was no comparable transaction in 2011 since no short-term investments were made or existed in 2011.

Net cash provided by (used in) financing activities —

There was a net use of cash in 2012 compared to cash being provided in 2011 with the change primarily due to:

•

Principal payments on the notes payable to a bank during 2012 for which there were no comparable transactions in 2011 because these notes payable originated in December 2011 in connection with the TappIn, Inc. acquisition and no principle payments were due under the notes payable before 2012.

•	A dividend payment to our stockholders in 2012 for which there was no comparable event in 2011.

•	The receipt in 2011 of proceeds from the bank loans described below in connection with the TappIn, Inc. acquisition for which there was no comparable event in 2012.

The cash provided in 2011 changed compared to the cash provided in 2010 primarily due to receipt in 2011 of proceeds from the bank loans described below originated in connection with the TappIn, Inc. acquisition for which there was no comparable event in 2010.

Loan Agreements. In December 2011, we borrowed $7 million under loan agreements with The Bank of San Antonio to fund a portion of the purchase price of TappIn, Inc. These loan agreements provide for the following notes payable:

•	A $4.0 million note payable bearing interest at 4.75% per annum and secured by substantially all of our consolidated assets.

•	A $3.0 million note payable bearing interest at 4.25% per annum and secured by a certificate of deposit with The Bank of San Antonio of $3.0 million bearing interest at 2.0% per annum.

Interest and principal are payable under both notes in 60 equal monthly installments that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

The Loan Agreements contain the following financial covenants:

•

Beginning with the first quarter of 2013, we must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense.

•

Beginning with the first quarter of 2013, we must maintain a debt to tangible net worth ratio of at least 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues.

•	We must maintain liquid assets (cash and marketable securities) of at least $3.2 million in 2013 and $2.2 million in 2014.

The loan agreements contain customary covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. We are prohibited, without obtaining advance approval from the bank, from selling any of our assets other than in the ordinary course of business, acquiring any other entities, changing the types of business we are engaged in, incurring indebtedness other than that permitted by the loan agreements, incurring any liens on our assets other than those permitted by the loan agreements, making certain investments or acquiring any shares of our capital stock. The loan agreements also contain customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

Contractual Obligations. At December 31, 2012, our principal commitments consisted of obligations outstanding under the loan agreements described above, operating leases for our office space, royalty agreements with third parties, federal income tax payable, trade accounts payable and accrued liabilities. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products or businesses related to our current business strategy.

Our contractual obligations at December 31, 2012, other than trade accounts payable, accrued liabilities, royalties and federal income taxes we incur in the normal course of business consisted of the following:

	Payments Due for the Period
	2013	2014 - 2016	2017 - 2019	2020 and thereafter	Total
Office lease	$479	$1,207	$840	$—	$2,526
Equipment leases	2	—	—	—	2
Long-term debt	1,567	4,703	—	—	6,270

	$2,048	$5,910	$840	$—	$8,798

New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on our financial statements.

In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with GAAP applicable to public companies in the United States. Preparing financial statements requires management make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We discuss our critical accounting areas and policies below, all of which we apply in accordance with GAAP.

Revenue Recognition

We recognize revenue when each of the four factors below exists for a transaction:

•	Evidence of an arrangement. We consider a non-cancelable written agreement signed by us and the customer to be persuasive evidence of an arrangement.

•

Delivery has occurred. We consider delivery to have occurred when a compact disc or other medium containing the licensed software is provided to a common carrier, or in the case of electronic delivery, the customer is given electronic access to the licensed software. If an arrangement includes undelivered products or services that are essential to the functionality of the delivered product, delivery is not considered to have occurred until these products or services are delivered.

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

We earn most of our revenue from software products sold under perpetual software license agreements. At the time they purchase these products, our customers typically also purchase a product maintenance and support agreement. These transactions are multiple element software sales for which we assess the presence of vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements to determine the portion of these sales to recognize as revenue upon delivery of the software product and the portion of these sales to record as deferred revenue at the time the product is delivered. We amortize the deferred revenue component to revenue in future periods as we deliver the related future services to the customer. For transactions for which we cannot establish VSOE of fair value of the undelivered elements, we initially record the entire transaction as deferred revenue and amortize that amount to revenue in future periods as we deliver the related future services to the customer. Our deferred revenue consists primarily of revenue to be earned in the future as we deliver services under maintenance and support agreements. See Item 8., Financial Statements and Supplemental Data, below for the presentation of the amounts of our revenue and deferred revenue for each reporting period contained herein and our discussion of those items in the footnotes to our financial statements.

For our products delivered under a software-as-a-service transaction on a monthly subscription basis, we recognize revenue, including initial setup fees, on a monthly basis as we deliver our products and services over the contractual term of the customer contract. We believe customers generally will continue to utilize our services beyond the initial contract term which typically ranges from one to three years. As a result, setup fees are recognized ratably over the estimated average life of a customer relationship. Amounts that have been invoiced are recorded in accounts receivable and either deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

We provide professional services to our customers consisting primarily of software installation support, operations support and training. We recognize revenue from these services as they are completed and accepted by our customers.

In determining revenue recognition, we must apply judgment and use estimates to determine the allocation of revenue between software license revenue and maintenance and support revenue, as well as the amount of deferred revenue to be recognized in each accounting period. Changes to the elements in a software arrangement, the ability to identify, determine and apply VSOE of fair value for those elements and the presence of flexibility under the terms of contractual arrangements with our customers could materially impact the revenue we recognize in current accounting periods and/or defer recognition to future periods.

Goodwill

Goodwill is not amortized. On at least an annual basis, we test goodwill for impairment at the reporting unit level. We operate as a single reporting unit.

When testing goodwill, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit is less than its carrying amount, including goodwill. In performing this qualitative assessment, we assess events and circumstances relevant to the Company including, but not limited to:

•	Macroeconomic conditions.

•	Industry and market considerations.

•	Cost factors and trends for labor and other expenses of operating our business.

•	Our overall financial performance and outlook for the future.

•	Trends in the quoted market value and trading of our common stock.

In considering these and other factors, we consider the extent to which any adverse events and circumstances identified could affect the comparison of our reporting unit’s fair value with its carrying amount. We place more weight on events and circumstances that most affect our reporting unit’s fair value or the carrying amount of our net assets. We consider positive and mitigating events and circumstances that may affect our determination of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. We evaluate, on the basis of the weight of the evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount.

If, after assessing the totality of these qualitative events and circumstances, we determine it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, we conclude there is no impairment of goodwill and perform no further testing in accordance with GAAP. If we conclude otherwise, we proceed with performing the first step, and if necessary, the second step, of the two-step goodwill impairment test prescribed by GAAP.

As of December 31, 2012 and December 31, 2011, after assessing the totality of the relevant qualitative events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of either of those dates and, in accordance with GAAP, performed no further testing.

Intangible Assets Being Amortized

We have intangible assets, other than goodwill, consisting of a patent, customer relationships and developed technology that we acquired through the purchase of other companies. We determined the value of those intangible assets at the time of acquisition through discounted cash flow and other similar valuation methods. We amortize these intangible assets on straight-line basis over their estimated useful lives that range from seven to eighteen years.

We evaluate intangible assets being amortized for impairment at least annually and more frequently if there are events or changes in circumstances indicating that the carrying amount of these assets may exceed their fair market value. In performing this evaluation, we consider general and company-specific qualitative factors that are part of the environment in which we use those assets. We also perform quantitative analyses using discounted cash flow and other similar valuation methods. If this work indicates the carrying value of an intangible asset exceeds its fair market value, we adjust these assets to that fair market value. This work we performed as of December 31, 2012 and 2011, resulted in no such adjustment to our intangible assets being necessary.

Contingent Consideration

Our TappIn acquisition included future contingent milestone payments based on achieving certain levels of sales in the future and the introduction of new products (i.e. the TappIn earn out). We estimate the fair value of the TappIn earn out contingent consideration liability based on our assessment of the probabilities of achieving the prescribed milestones. These estimates involve significant judgment. Changes in the fair value of the TappIn earn out contingent consideration liability may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. At each reporting date, we assess the fair value of this contingent consideration liability. Changes in the fair value of these liabilities related are reflected in our net income and could materially affect our operating results.

Research and Development and Capitalized Software Development Costs

We expense research and development costs as incurred. When we complete research and development for a software product and have a completed a detail program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years.

Allowance for Doubtful Accounts

We regularly assess the collectability of outstanding accounts receivable. We estimate and record an allowance for doubtful accounts considering factors such as historical collection experience, a customer’s current creditworthiness, the age of the receivable balance and general economic conditions that may affect our customer’s ability to pay. Our actual bad debt experience could differ from our estimates and exceed our allowance for doubtful accounts.

Share-based Compensation

We account for stock-based compensation by measuring the fair value of the award at the grant date using the Black-Scholes option-pricing model and recognizing expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends and measuring volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Results of Operations

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

	2012	2011	$ Change
	($ in thousands)
Total revenues	$23,372	$20,894	$2,478
Cost of revenues	1,296	1,723	(427)
Selling, general and administrative	16,761	14,466	2,295
Research and development	3,531	3,124	407
Affiliated entity asset impairment	3,264	0	3,264
TappIn earnout liability not earned	(1,303)	0	(1,303)
Depreciation and amortization	1,217	790	427

Total operating expenses	24,766	20,103	4,663

Income from operations	(1,394)	791	(2,185)
Other income, net	(189)	13	(202)
Income tax expense	217	169	48

Net Income	$(1,800)	$635	$(2,435)

In the discussions below, we refer to the year ended December 31, 2012 as “2012” and the year ended December 31, 2011, as “2011”. The percentage changes cited in our discussions below comparing our results of operations for the year ended December 31, 2012, to the year ended December 31, 2011, are based on 2012 amounts compared to 2011 amounts.

Overview of 2012 Compared to 2011. Our business in 2012 involved our ongoing activities related to software sales, maintenance and support and continuing development of our MFT, WAFS, managed email attachment and professional services solutions (all of which were activities we conducted in 2011 also), which were affected by the following items occurring in 2012 that did not occur in 2011.

•	Expenses associated with the integration into our business of the TappIn product line we acquired in December 2011.

•

An affiliated entity asset impairment expense arising from our investments in and notes receivable from CoreTrace Corporation becoming unrealizable due to CoreTrace’s sale of substantially all its assets, other than our appShield product, to an unrelated third party and substantially ceasing operations and their development of our planned appShield product.

•

A portion of the TappIn earnout liability not being earned in 2012 due to TappIn revenue not being at least $3.0 million in 2012, which was a milestone that had to be achieved for the former TappIn shareholders to receive that earnout payment. This event resulted in the elimination of a liability of $1.34 million previously included in our balance sheet with a corresponding credit to income.

These general items are discussed in more detail below.

Revenue. We derive our revenue primarily from the following activities:

•	Software license revenue, which results from sales of our EFT Enterprise, EFT Standard, CuteFTP and WAFS products and solutions, which we typically recognize at the time of product shipment.

•

Maintenance and support revenue under contracts to provide ongoing product support and software updates to our customers who have purchased license software, which we typically recognize ratably over the contractual period, which is typically one year, but can be up to three years.

•

Professional services revenue, which includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as the services are performed.

•

Subscription revenues under a SaaS model from sales of our Managed Solutions, which include Managed Information Exchange, or MIX, Hosted Enhanced File Transfer, or Hosted EFT Server and TappIn, which is typically recognized on a monthly basis as the services are billed over the contract period and which ranges from one to three years.

The components of our revenues are as follows ($ in thousands):

	Revenue for the Year Ended December 31,
Product	2012		2011
EFT Enterprise	$14,742	63.1%	$12,167	58.2%
EFT Standard	3,367	14.4%	3,665	17.5%
Wide Area File Services/CDP	1,577	6.7%	1,533	7.3%
Professional Services	1,547	6.6%	1,772	8.5%
CuteFTP	1,059	4.5%	1,209	5.8%
Other	1,080	4.6%	548	2.6%

Total Operating Revenues	$23,372	100.0	$20,894	100.0

Maintenance and Support Included in Total Operating Revenue	$11,298	48.3%	$9,424	45.1%

Revenue from our EFT Enterprise and EFT Standard products and solutions collectively increased 14.4% as a result of our successful sales programs emphasizing enterprise solutions for businesses and a continuing growth in renewals of M&S contracts for this product line as users remained satisfied with the security and benefits of our M&S services. EFT Enterprise sales increased by approximately 21.2% primarily as a result of pricing pressure in the marketplace for this product that existed during 2011 not continuing into 2012 that allowed us to end our 2011 price discounting programs without negatively affecting the number of licenses sold in 2012. EFT Standard revenue decreased by approximately 8.1%, primarily as a result of our focus in 2012 on selling our higher margin EFT Enterprise product. In total, our EFT Enterprise and EFT Standard products represented approximately 77.5% of our total revenues in 2011 as compared to 75.7% of our total revenues in 2011.

Wide Area File Services and Continuous Data Protection product revenues increased by 2.9% from $1.5 million in to 2011 to $1.6 million in 2012 and accounted for approximately 6.7% of total revenues in 2012 as compared to 7.3% in 2011. The sales were lower in 2011 due to the relatively slow introduction of WAFS Version 4, released in 2011, as a result of some customers experiencing difficulties while upgrading to Version 4 from prior version. These difficulties led us to scale back WAFS sales activities during the first half of 2012 while we assessed and addressed the upgrade issues. We resolved a substantial portion of these issues by mid-2012 resulting in an increase in this revenue for 2012 as a whole.

Professional services revenue decreased 12.7% primarily due to a decrease in revenue earned under our contract supporting the SAMS-E logistics program as a result of various budget actions and project scope decisions made by the U.S. Army and the primary contractor to the U.S. Army, whom we support under this contract. The scope of this contract may continue to change in the future due to a variety of factors, including availability of government budget authorization for the SAMS-E program and our evolving work share of the contract. We believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we sell repeat services to prior customers.

Revenues from CuteFTP decreased 12.4%. This result continues a general revenue decline trend for this product in recent years primarily due to product offerings in the consumer FTP market at lower price points (and sometimes even free) than our CuteFTP products and pressure from social media companies and services that allow consumers to share images and video. With our release in November 2012 of CuteFTP Version 9 with its improved feature set, we believe we can reduce, if not eliminate, this revenue decline by appealing to the FTP client program user with higher performance and security demands because CuteFTP is one of the only secure FTP client programs that support a wide range of security standards related to the FTP protocol

Other revenue increased by 97.1%. We earn this revenue primarily from our Mail Express, MIX, Hosted EFT Server, CuteSendIt, CuteBackUp and TappIn product and solution sales. The increase was largely due to an increase in MIX, Hosted EFT, Mail Express and TappIn revenue. This increase was due, in part, to 2012 being substantially the first year in which we had MIX and Hosted EFT contracts in place for the full year as well as 2012 being the first full year in which we earned TappIn revenue. We believe the MIX and Hosted EFT revenue increases are particularly significant as they reflect the growing trend toward cloud-based rather than installed solutions. In addition, these subscription services contribute to aggregate contract value, or ACV, and provide a predictable revenue stream in future periods.

Maintenance and support revenues increased 21.4%. This increase was due to our ongoing efforts to increase M&S contract renewal rates. We also have had increasing success selling more of our higher-priced Platinum Support services. The combination of these results illustrates a continuing use of our software products and services and a high level of satisfaction with our M&S services in the marketplace. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase. However, if sales of our on-premise enterprise products were to decrease, then new sales of M&S contracts could decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. The increase in M&S activity is also evidenced by the increase in our deferred revenue balance from $7.6 million at December 31, 2011, to $9.8 million at December 31, 2012. Continued growth in this deferred revenue provides an increasingly predictable revenue stream for future periods.

M&S revenue as a percent of our total revenue was 48%, 45% and 42% in 2012, 2011 and 2010, respectively. Our M&S revenue is increasing as a percentage of our total revenue primarily due to the growing installed base of our software products in the marketplace. This growing installed base creates a compounding effect for M&S renewals due to the cumulative number of licensed software installations sold over multiple years. As we continue to sell additional software licenses and potentially sustain a high rate of M&S contract renewals, we expect this compounding effect to increase. We view this M&S revenue increase as a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, and expenses directly associated with professional services delivery. Cost of revenues decreased 24.8% primarily due to:

•

A decrease of $450,000 in labor costs associated with professional services provided under our subcontract supporting the U.S. Army SAMS-E logistics program, consistent with a reduction in our level services provided under that contract as described in our revenue discussion above.

•	A decrease of $137,000 in royalty expenses on certain product sales due to a favorable renegotiation of the terms of certain agreements.

Offset by:

•

Increased hosted server expenses of $129,000 associated with the growth in our MIX and Hosted EFT Server solutions, particularly as a result of our expansion of these services outside the United States.

Selling, General and Administrative. These expenses increased 15.9% primarily due to:

•	Direct TappIn expenses of $1.1 million in 2012 for which there were no similar expenses in the 2011 period.

•	Increased salaries for certain personnel of $396,000 in order to retain them in a competitive environment for talent.

•	Severance expense of $290,000 incurred in connection with the retirement of our Chief Executive Officer.

•	Increased employee health plan expenses of $245,000 due to the rising costs of insurance and medical care.

•	Increased legal fees of $209,000 related to litigation in which we are involved as described elsewhere in this document and for additional SEC filings work primarily related to the TappIn acquisition.

•	Increased sales commission expense of $166,000 due to increased sales.

•	Increased costs of SEC filings of $50,000 due to those filings having additional XBRL tagging requirements in the 2012 that were not required in 2011.

•

A reduction in the needed allowance for doubtful accounts that was higher in the 2011 period than the reduction that occurred in the 2012 period due to collections experience improving at a reduced rate in the 2012 period compared to the 2011 period which resulted in an increase of $130,000 in 2012.

All offset by:

•	Lower stock based compensation expense of $117,000 due to a higher level of stock option forfeitures arising from normal personnel turnover.

•	Lower advertising expense of $94,000 due to a higher emphasis on internet advertising through search engine optimization in lieu of other forms of advertising.

•	A reduction to the bonus accrual of $85,000 due to changes in the bonus structure.

•	A reduction in expense of $1.3 million due to this portion of the TappIn earnout liability not being earned.

Research and Development. Research and development expense increased 13.0% primarily due to:

•	Costs of $414,000 incurred for the continuing evolution of our TappIn products currently on the market for which we did not have such expenses in the 2011 prior to our acquisition of TappIn.

•	Increased third-party quality assurance testing of our products under development of $23,000 as we continue to enhance their features and functions.

All offset by:

•

Decreased personnel costs of $39,000 resulting from reassignment of certain personnel from research and development activities to selling, general and administrative activities and the related resulting adjustment to their compensation.

•	Lower stock based compensation expense of $71,000 due to a higher level of stock option forfeitures arising from personnel turnover.

We capitalized $330,000 of software development costs in 2012. We did not capitalize any software development costs in 2011.

Affiliated Entity Asset Impairment. This expense relates the value of our investments in and notes receivable from CoreTrace Corporation becoming unrealizable due to CoreTrace’s sale of substantially all its assets, other than our appShield product, to an unrelated third party and substantially ceasing operations and their development of our planned appShield product. There was no similar event in the 2011 period.

TappIn Earnout Liability Not Earned. This credit to expense in 2012 was due to TappIn revenue not being at least $3.0 million in 2012, which was a milestone that had to be achieved for the former TappIn shareholders to receive an earnout payment previously included in our liabilities in the amount of $1.34 million. Accordingly, we eliminated this liability as of December 31, 2012.

Depreciation and Amortization. Depreciation and amortization expense increased 54% primarily due to the amortization of intangible assets arising from the purchase of TappIn in December 2011.

Other Income (Expense), Net. Other income/expense increased primarily due to interest expense on the notes payable to a bank arising from the TappIn acquisition. We incurred this expense during all of 2012 but for only one month in 2011.

Income Taxes. Our effective income rates were approximately (13.7)% and 21% for 2012 and 2011, respectively. For 2012, the following items of significance affected our effective income tax rate when compared to the statutory federal income tax rate of 34%:

•	The TappIn earn out liability not earned of $1.3 million in 2012 for which there is no associated income tax benefit which would have been $443,000 at the statutory income tax rate.

•	The reserve of $125,000 provided in our financial statements related to research and development tax credits receivable currently under examination by the Internal Revenue Service.

•	The valuation allowance of $1.1 million provided in our financial statements as a result of the affiliated entity asset impairment related to CoreTrace Corporation.

For 2011, the following items of significance affected our effective income tax rate when compared to the statutory federal income tax rate of 34%:

•	A tax benefit of $358,000 recorded in our financial statements in 2011 related to research and development tax credits claimed on federal income tax returns for the years 2008, 2009, 2010 and 2011.

•

A tax expense of $185,000 in our financial statements related to costs incurred in connection with the acquisition of Tappin, Inc. which are capitalized and not currently deductible for federal income tax purposes.

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010

	2011	2010	$ Change
	($ in thousands)
Total revenues	$20,894	$18,565	$2,329
Cost of revenues	1,723	601	1,122
Selling, general and administrative	14,466	12,815	1,651
Research and development	3,124	3,016	108
Depreciation and amortization	790	852	(62)

Total operating expenses	20,103	17,284	2,819

Income from operations	791	1,281	(490)
Other income, net	13	10	3
Income tax expense	169	410	(241)

Net Income	$635	$881	$(246)

Revenue. During 2011 and 2010, we earned revenue from the same sources as described above for 2012 except that we did not earn revenue from TappIn in those years because we acquired that product line in December 2011.

•	Software license revenue, which we typically recognize at the time of product shipment, results primarily from sales of our EFT Enterprise, EFT Standard, CuteFTP and WAFS products and solutions.

•

We earn maintenance and support revenue under contracts to provide ongoing product support and software updates to our customers who have purchased license software. We recognize this ratably over the contractual period, which is typically one year, but can be up to three years.

•

Professional services revenue includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as the services are performed.

•

We earn subscription revenues under a software-as-a-services model from sales of our Managed Solutions which include Mail Express, MIX and Hosted EFT. Subscription revenue is recognized on a monthly basis as the services are billed over the contract period, which ranges from one to three years.

Revenues increased from $18.6 million in 2010 to $20.9 million in 2011. The increase of approximately $2.3 million or 13% in revenues was largely due to an increase in maintenance and support sales, an increase in the number of new EFT Enterprise licenses sold, and an increased contribution from professional services. The increase in maintenance and support sales was driven by an increase in sales of new multi-year agreements and an increase in Platinum Support sales.

The following table reflects revenue by product ($ in thousands) and the related maintenance and support:

	Revenue for the Year Ended December 31,
Product	2011		2010
EFT Enterprise	$12,167	58.2%	$10,913	58.8%
EFT Standard	3,665	17.6%	3,616	19.5%
CuteFTP Professional	983	4.7%	1,245	6.7%
CuteFTP Home	226	1.1%	277	1.5%
Wide Area File Services/CDP	1,533	7.3%	1,869	10.1%
Professional Services	1,772	8.5%	438	2.4%
Other	548	2.6%	207	1.1%

Total Operating Revenues	$20,894	100.0	$18,565	100.0

Maintenance and Support Included in Total Operating Revenues	$9,424	45.1%	$7,762	41.8%

Total revenue from our EFT Enterprise and EFT Standard solutions increased by 9%, to $15.8 million in 2011 from $14.5 million in 2010. EFT Enterprise revenues increased by 12% from $10.9 million in 2010 to $12.2 million in 2011, mainly due to an increase in maintenance and support contract renewals. Revenues from new license sales and new maintenance and support contracts remained relatively flat from 2010 to 2011 as a result of pricing pressure on EFT Enterprise, a promotion during 2011 which discounted the price of EFT Enterprise for customers upgrading from EFT Standard and an increase in the number of customers purchasing cloud-based solutions rather than installed solutions. EFT Standard revenue increased by 2% from $3.6 million in 2010 to $3.7 million in 2011. This increase was mainly due to an increase in the average price of software licenses sold and growth in maintenance and support contracts. In total, our EFT Standard and EFT Enterprise products represented approximately 75.7% of our total revenues in 2011 as compared to 78.3% in 2010.

Revenues from CuteFTP decreased by 20.6% from $1.5 million in 2010 to $1.2 million in 2011 and accounted for approximately 5.8% of total revenues in 2011 and 8.2% in 2010. This decline continued the general reduction in CuteFTP product revenues, both in absolute terms and as a percentage of revenues, experienced since 2006. The consumer FTP product market has substantial low-cost, and even free, solutions that have put increasing pressure on CuteFTP product revenues. Additional pressure on this product line comes from social media companies and services that allow consumers to share images and video. Our reliance on the current CuteFTP products will continue to decline as we emphasize sales of our more complex enterprise products and potentially enter adjacent markets. However, we released a new version of CuteFTP in 2012. This new version may slow, or even reverse, the prior-year decline in CuteFTP revenue.

Wide Area File Services and Continuous Data Protection product revenues decreased by 18% from $1.9 million in to 2010 to $1.5 million in 2011 and accounted for approximately 7.3% of total revenues in 2011 as compared to 10.1% in 2010. The decrease was due principally to a decrease in the average price of WAFS licenses and a decrease in the number of WAFS maintenance and support renewals sold. The WAFS and CDP products are largely used by architecture, engineering and construction firms to transfer large documents between offices. The decline in WAFS revenue in 2011 may be attributable in part to the economic outlook at that time in the architecture, engineering, and construction sectors. In addition, we released WAFS 4 in the second half of 2011. This new release included a new user interface, support for Unicode characters, and other significant enhancements from the prior Version 3 software. Some customers experienced difficulty while upgrading from WAFS 3 versions to WAFS 4, which also led to delays in closing some sales opportunities while we identified and remediated the customer issues. We developed an update to WAFS 4 and released that software in mid-2012. We believe the updated software may allow us to return to prior historical levels of WAFS sales performance, depending on prevailing economic conditions in the primary market sectors served by WAFS.

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

Products and services included in the “Other” revenue increased by 165% from $207,000 in 2010 to $548,000 in 2011. This category primarily consist of Mail Express, Managed Information Exchange (MIX) and Hosted Enhanced File Transfer (Hosted EFT) sales. Other revenue accounted for 2.6% of revenue in 2011 as compared to 1.1% in 2010. The increase in “Other” revenue was largely due to an increase in MIX, Hosted EFT and Mail Express revenue. We believe the MIX and Hosted EFT revenue increases are particularly significant as they may reflect the growing trend toward cloud based rather than installed solutions. In addition, these subscription services contribute to aggregate contract value and provide a predictable revenue stream in future periods.

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

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, travel expenses associated with professional services delivery and cost of goods sold. Cost of revenues increased by approximately 187% primarily due to:

•	An increase in royalties of $120,000 due to increased sales of a licensed technology.

•	The addition of hosted server expenses of approximately $210,000 associated with the MIX and Hosted EFT solutions which launched in July 2010 and February 2011, respectively.

•	Other cost of goods sold of $851,000 primarily due to labor costs associated with the professional services performed for the MAT contract.

Selling, General and Administrative. Selling, general and administrative expenses increased 12% primarily due to:

•	An increase in salaries and wages and related payroll taxes of $673,000 due to an overall increase in staffing as compared to 2010.

•	An increase in sales commission expense of $335,000 due to an overall increase in sales of 13%.

•	An increase in legal fees of $156,000 primarily due to the TappIn acquisition.

•	An increase in accounting fees of $87,000 due to audit and valuation fees related to the TappIn acquisition.

•

An increase in other professional fees of $452,000 of which $315,000 was related to investment banking fees incurred with the TappIn acquisition with the remainder of the increase related to fees paid a third-party to assist us in the computation of our research and development tax credit for federal income tax purposes.

All offset by:

•

A decrease in consulting fees of approximately $146,000 primarily due to the transition of one consultant to full-time employee status and an additional reduction in our use of outside consulting to assist with government sales.

•	A reduction in bad debt expense of $183,000 due to a decrease in accounts receivable balances over 90 days old.

Research and Development. Research and development expenses increased 4% primarily due to an increase in external research and development related to testing of our WAFS product.

Depreciation and Amortization. Depreciation and amortization expense decreased 7% primarily due to software which became fully depreciated.

Other Income (Expense), Net. Other income/expense increased 30% primarily due to interest earned on the CoreTrace promissory note of $38,000 offset by interest expense of $25,000 on our notes payable to a bank obtained for the TappIn acquisition. Other income in 2010 was from interest on short-term investments and interest on a Texas margins tax refund.

Income Taxes. Our effective income tax rate was 21% for both 2011 and 2010. For 2011, the following items of significance affected our effective income tax rate when compared to the statutory federal income tax rate of 34%:

•	A tax benefit of $358,000 recorded in our financial statements in 2011 related to research and development tax credits claimed on federal income tax returns for the years 2008, 2009, 2010 and 2011.

•

A tax expense of $185,000 in our financial statements related to costs incurred in connection with the acquisition of Tappin, Inc. which are capitalized and not currently deductible for federal income tax purposes.

For 2010, the following items of significance affected our effective income tax rate when compared to the statutory federal income tax rate of 34%:

•	A tax benefit of $98,000 arising from a deduction on our federal income tax return for domestic production activities, or DPAD, that is not an expense on our financial statements.

•

A $90,000 reserve for an uncertain tax position related to certain share-based compensation issued in the form of incentive stock options that were characterized as non-qualified stock options on our federal income tax return.

•	An income tax expense of $74,000 on our financial statements related to incentive stock option compensation expense that is not deducted as an expense our federal income tax return.

Item 8.	Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. (a Delaware corporation) and its wholly-owned subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. and its wholly-owned subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas

March 28, 2013

GlobalSCAPE, Inc.

Consolidated Balance Sheets

(in thousands except share amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$8,079	$8,861
Accounts receivable (net of allowance for doubtful accounts of $171 and $170 in 2012 and 2011, respectively)	3,350	3,433
Notes receivable from affiliated entity	—	761
Federal income tax receivable	—	244
Current deferred tax asset	177	938
Prepaid expenses	426	239

Total current assets	12,032	14,476
Fixed assets, net	1,202	1,067
Long term investments	3,060	3,000
Investment in affiliated entity	—	2,278
Intangible assets, net	4,006	4,815
Goodwill	12,712	12,712
Deferred tax asset	535	—
Other assets	41	30

Total assets	$33,588	$38,378

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$432	$591
Accrued expenses	1,353	1,396
Deferred revenue	8,293	6,248
Income taxes payable	46	—
TappIn earn out, current portion	500	3,303
Long term debt, current portion	1,335	1,276

Total current liabilities	11,959	12,814
Deferred revenue, non-current portion	1,480	1,384
TappIn earn out, non-current portion	3,694	3,694
Long term debt, non-current portion	4,389	5,724
Deferred tax liability	—	573
Other long term liabilities	62	53

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,846,547 and 18,691,947 shares issued at December 31, 2012 and December 31, 2011, respectively	19	19
Additional paid-in capital	14,435	13,478
Treasury stock, 403,581 shares, at cost, at December 31, 2012 and December 31, 2011	(1,452)	(1,452)
Retained earnings	(998)	2,091

Total stockholders’ equity	12,004	14,136

Total liabilities and stockholders’ equity	$33,588	$38,378

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Operating Revenues:
Software licenses	$9,447	$9,149	$10,158
Maintenance and support	11,298	9,424	7,762
Professional services	1,547	1,772	438
Other	1,080	549	207

Total revenues	23,372	20,894	18,565
Operating Expenses:
Cost of revenues	1,296	1,723	601
Selling, general and administrative	16,761	14,466	12,815
Research and development	3,531	3,124	3,016
Affiliated entity asset impairment	3,264	—	—
TappIn earnout liability not earned	(1,303)	—	—
Depreciation and amortization	1,217	790	852

Total operating expenses	24,766	20,103	17,284

Income (loss) from operations	(1,394)	791	1,281
Other income (expense):
Interest expense	(289)	(25)	—
Interest income	100	38	10

Total other income (expense)	(189)	13	10

Income before income taxes	(1,583)	804	1,291
Provision for income taxes	217	169	410

Net income (loss)	$(1,800)	$635	$881

Comprehensive income (loss)	$(1,800)	$635	$881

Net income (loss) per common share—basic	$(0.10)	$0.04	$0.05

Net income (loss) per common share—diluted	$(0.10)	$0.03	$0.05

Weighted average shares outstanding:
Basic	18,358	18,081	17,540

Diluted	18,358	18,747	18,260

The accompanying notes are an integral part of these consolidated financial statements

GlobalSCAPE, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except number of shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total
	Shares	Amount
Balance at December 31, 2009	17,686,252	$18	$10,802	$(1,452)	$575	$9,943
Shares issued upon exercise of stock options	602,650	—	232	—	—	232
Tax benefit from stock-based compensation	—	—	97	—	—	97
Stock-based compensation expense	—	—	1,006	—	—	1,006
Issuance of vested restricted stock	58,080	—	—	—	—	—
Net income	—	—	—	—	881	881

Balance at December 31, 2010	18,346,982	$18	$12,137	$(1,452)	$1,456	$12,159
Shares issued upon exercise of stock options	291,545	1	351	—	—	352
Tax (deficiency) from stock-based compensation	—	—	(13)	—	—	(13)
Stock-based compensation expense	—	—	1,003	—	—	1,003
Issuance of vested restricted stock	53,420	—	—	—	—	—
Net income	—	—	—	—	635	635

Balance at December 31, 2011	18,691,947	$19	$13,478	$(1,452)	$2,091	$14,136
Shares issued upon exercise of stock options	74,600	—	70	—	—	70
Tax (deficiency) from stock-based compensation	—	—	(28)	—	—	(28)
Stock-based compensation expense	—	—	915	—	—	915
Issuance of vested restricted stock	80,000	—	—	—	—	—
Common stock cash dividends	—	—	—	—	(1,289)	(1,289)
Net (loss)	—	—	—	—	(1,800)	(1,800)

Balance at December 31, 2012	18,846,547	$19	$14,435	$(1,452)	$(998)	$12,004

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Operating Activities:
Net (loss) income	$(1,800)	$635	$881
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Bad debt expense (recoveries)	68	(62)	121
Depreciation and amortization	1,217	790	852
Stock-based compensation	915	1,003	1,006
Deferred taxes	(377)	(352)	(698)
Excess tax deficiency (benefit) from exercise of share based compensation	28	13	(97)
Affiliated entity asset impairment	3,264	—	—
TappIn earnout liability not earned	(1,343)	—	—
Other	40
Changes in operating assets and liabilities:
Accounts receivable	(60)	(78)	(1,083)
CoreTrace receivable	(150)	(463)	(298)
Prepaid expenses	(187)	108	(187)
Federal income taxes	292	(52)	40
Other assets	(11)	—	23
Accounts payable	(159)	341	(66)
Accrued expenses	(43)	1	628
Deferred revenues	2,141	690	1,483
Other long-term liabilities	9	252	106

Net cash provided by operating activities	3,844	2,826	2,711

Investing Activities:
Proceeds from sale of property and equipment	—	—	—
Software development costs	(330)	—	—
Purchase of property and equipment	(213)	(201)	(184)
Purchase of TappIn, Inc.	(1,500)	(9,190)	—
Purchase of short-term investments	—	—	(350)
Purchase of long-term investments	(60)	(3,000)	—
Redemption of short-term investments	—	—	1,555

Net cash provided by (used in) investing activities	(2,103)	(12,391)	1,021

Financing Activities:
Proceeds from exercise of stock options	70	352	232
Tax deficiency (benefit) from stock-based compensation	(28)	(13)	97
Notes payable principle payments	(1,276)	—	—
Proceeds from note payable	—	7,000	—
Dividends paid out	(1,289)	—	—

Net cash provided by (used in) financing activities	(2,523)	7,339	329

Net (decrease) increase in cash	(782)	(2,226)	4,061
Cash at beginning of period	8,861	11,087	7,026

Cash at end of period	$8,079	$8,861	$11,087

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$294	$—	$—

Income taxes	$271	$1,225	$1,128

Noncash—TappIn earn out	$—	$6,997	$—

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

December 31, 2012 and 2011

1.	Nature of Business and Corporate Structure

We operate primarily in the Managed File Transfer industry by providing secure information exchange capabilities for enterprises and consumers through the development and sale of software, delivery of managed and hosted solutions, and provisioning of associated services. Our product and solutions portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files and other similar information between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. Our products provide the ability to monitor these activities, as well as access the underlying data, securely and flexibly, through a wide range of network-enabled, mobile devices, including tablets and smartphones.

Throughout these notes unless otherwise noted, our references to 2012, 2011 and 2010 refer to the years ended December 31, 2012, 2011 and 2010, respectively.

2.	Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements of GlobalSCAPE, Inc. and its wholly-owned subsidiary (collectively referred to as the “Company” or “we”) are prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated.

Revenue Recognition

We develop, market and sell software products. We recognize revenue from a sale transaction when the following conditions are met:

•	Persuasive evidence of an arrangement exists.

•	Delivery has occurred or services have been rendered.

•	The amount is fixed or determinable.

•	Collection is reasonably assured.

For a sale transaction not meeting any one of these four criteria, we defer recognition of revenue related to that transaction until all the criteria are met.

We earn software license revenue from software products sold under perpetual, software license agreements. At the time our customers purchase these products, they typically also purchase a product maintenance and support agreement. These transactions are multiple element software sales for which we assess the presence of vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements to determine the portion of these sales to recognize as revenue upon delivery of the software product and the portion of these sales to record as deferred revenue at the time the product is delivered. We amortize the deferred revenue component to revenue in future periods as we deliver the related future services to the customer. For transactions for which we cannot establish VSOE of fair value of the undelivered elements, we initially record the entire transaction as deferred revenue and amortize that amount to revenue in future periods as we deliver the related future services to the customer. Our deferred revenue consists primarily of revenue to be earned in the future as we deliver services under maintenance and support agreements.

For our products delivered under a software-as-a-service transaction on a monthly or other periodic subscription basis, we recognize subscription revenue, including initial setup fees, on a monthly basis over the contractual term of the customer contract as we deliver our products and services. These amounts are in other revenue. Amounts invoiced or paid prior to this revenue recognition are presented as deferred revenue until earned.

We provide professional services to our customers consisting of primarily of software installation support, operations support and training. We recognize revenue from these services as they are completed and accepted by our customers.

We collect sales tax on many of our sales. We do not include sales tax collected in our revenue. We record it as a liability payable to taxing authorities.

Concentrations of Credit Risk and Significant Customers

Our cash, cash equivalents and long term investments are on deposit in banks and are collectively insured by the Federal Deposit Insurance Corporation for $500,000. Our balances in excess of that amount are not insured. With the exception of our long-term investment in certificate of deposit pledged as collateral for our notes payable described in Note 7, we may withdraw our cash deposits upon demand. We maintain our cash with multiple financial institutions of reputable credit to minimize our risk of loss.

We generally provide credit to our customers under typical invoice payment terms (for example, net 30) that gives rise to trade accounts receivable from those customers. We do not require collateral from our customers. We perform ongoing evaluations of the credit risk related to offering these payment terms. We provide an allowance for uncollectible accounts based on our historical collections experience and the profile of our accounts receivable.

In 2012, 2011 and 2010, no single customer accounted for more than 10% of revenues. As of December 31, 2012 and 2011, we had no customer from whom accounts receivable from them individually comprised 10% or more of our total accounts receivables.

Other Concentrations

Sales in Foreign Markets. In 2012, 2011 and 2010, approximately 26%, 31% and 31%, respectively, of our revenues came from sales to customers in foreign countries. We received substantially all of our revenues from foreign countries in U.S. dollars resulting in limited exchange rate risks. Our foreign sales are concentrated mostly in Canada, Australia and Western Europe.

Labor. We use software developers outside the United States to perform a portion of the coding for the development and maintenance of our software products. If we were unable to continue using these developers because of political or economic instability, we may have difficulty finding comparably skilled developers or may have to pay considerably more for the same work, which could have a material adverse impact on our financial position and results of operations.

Cash and cash equivalents

Cash and cash equivalents includes all cash and highly liquid investments with original maturities of three months or less. Approximately $500,000 of our cash balance as of December 31, 2012, is insured by the Federal Deposit Insurance Corporation.

Property and Equipment

Property and equipment is comprised of furniture and fixtures, software, computer equipment and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to operations as incurred. Furniture, fixtures and equipment have a useful life of 5 to 7 years, computer equipment and software have a life of 3 years and leasehold improvements are depreciated over the shorter of the term of the lease under which the improvements were made or the estimated useful life of the asset.

Goodwill

Goodwill is not amortized. On at least an annual basis, we test goodwill for impairment at the reporting unit level. As a result of organization and operating refinements during 2012, we operated as a single reporting unit during that period.

When testing goodwill, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit is less than its carrying amount, including goodwill. In performing this qualitative assessment, we assess events and circumstances relevant to the Company including, but not limited to:

•	Macroeconomic conditions.

•	Industry and market considerations.

•	Cost factors and trends for labor and other expenses of operating our business.

•	Our overall financial performance and outlook for the future.

•	Trends in the quoted market value and trading of our common stock.

In considering these and other factors, we consider the extent to which any adverse events and circumstances identified could affect the comparison of our reporting unit’s fair value with its carrying amount. We place more weight on events and circumstances that most affect our reporting unit’s fair value or the carrying amount of our net assets. We consider positive and mitigating events and circumstances that may affect our determination of whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. We evaluate, on the basis of the weight of the evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount.

If, after assessing the totality of these qualitative events and circumstances, we determine it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, we conclude there is no impairment of goodwill and perform no further testing in accordance with GAAP. If we conclude otherwise, we proceed with performing the first step, and if necessary, the second step, of the two-step goodwill impairment test prescribed by GAAP.

As of December 31, 2012 and December 31, 2011, after assessing the totality of the relevant qualitative events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of either of those dates and, in accordance with GAAP, performed no further testing.

Intangible Assets Being Amortized

We have intangible assets, other than goodwill, consisting of a patent, customer relationships and developed technology that we acquired through the purchase of other companies. We determined the value of those intangible assets at the time of acquisition through discounted cash flow and other similar valuation methods. We amortize these intangible assets on straight-line basis over their estimated useful lives that range from seven to 18 years.

We evaluate intangible assets being amortized for impairment at least annually and more frequently if there are events or changes in circumstances indicating that the carrying amount of these assets may exceed their fair market value. In performing this evaluation, we consider general and company-specific qualitative factors that are part of the environment in which we use those assets. We also perform quantitative analyses using discounted cash flow and other similar valuation methods. If this work indicates the carrying value of an intangible asset exceeds its fair market value, we adjust these assets to that fair market value. This work we performed as of December 31, 2012 and 2011, resulted in no such adjustment to our intangible assets being necessary.

Contingent Consideration

Our TappIn acquisition included future contingent milestone payments based on achieving certain levels of sales in the future and the introduction of new products (i.e. the TappIn earn out). We estimate the fair value of the TappIn earn out contingent consideration liability based on our assessment of the probabilities of achieving the prescribed milestones. These estimates involve significant judgment. Changes in the fair value of the TappIn earn out contingent consideration liability may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. At each reporting date, we assess the fair value of this contingent consideration liability. Changes in the fair value of these liabilities related are reflected in our net income and could materially affect our operating results.

Royalty Expense

Certain of our products contain software components that we license from others. We pay royalties under those licenses which we record as a cost of revenues when our product containing the applicable component is sold. Our royalties expense was $329,000, $466,000 and $346,000, in royalty expense in 2012, 2011 and 2010, respectively.

Advertising Expense

We expense advertising costs as incurred as a component of our selling, general and administrative expenses. Advertising expense was $493,000, $582,000 and $624,000 in 2012, 2011 and 2010, respectively.

Income Taxes

We account for income taxes using the asset and liability method. We record deferred tax assets and liabilities based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods in which we generate taxable income.

We assess the likelihood that deferred tax assets will be realized from future taxable income. Based on this assessment, we provide any necessary valuation allowance on our balance sheet with a corresponding increase in the tax provision on our statement of operations. Any valuation allowances we establish are determined based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic jurisdictions in which we operate.

We account for uncertainty in income taxes using a two-step process to determine the amount of tax benefit to be recognized. First, we evaluate the tax position to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, we assess the tax position to determine the amount of benefit to recognize in the financial statements. The amount of the benefit we recognize is the largest amount that we believe has a greater than 50% likelihood of being realized upon ultimate settlement. Unrecognized tax benefits represent tax positions for which reserves have been established.

Research and Development and Capitalized Software Development Costs

We expense research and development costs as incurred. When we complete research and development for a software product and have a completed a detail program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years. We capitalized $330,000 of software development costs in 2012 and none in 2011 or 2010.

Stock-Based Compensation

We measure the cost of share-based payment transactions at the grant date based on the calculated fair value of the award. We recognize this cost as an expense ratably over the recipient’s requisite service period during which that award vests or becomes unrestricted.

For stock option awards, we estimate their fair value at the grant date using the Black-Scholes option-pricing model considering the following factors:

•	We estimate expected volatility based on historical volatility of our common stock.

•

We use primarily the simplified method to derive an expected term which represents an estimate of the time options are expected to remain outstanding. We use this method because our options are plain-vanilla options, and we believe our historical option exercise experience is not adequately indicative of our future expectations.

•	We base the risk-free rate for periods within the contractual life of the option on the U.S. treasury yield curve in effect at the time of grant.

The assumptions used to determine compensation cost for our stock options are as follows:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	63%	77%	83%
Expected annual dividend yield	0	0	0
Risk free rate of return	0.98%	2.46%	2.60%
Expected option term (years)	6.00	6.00	5.00

For restricted stock awards, we use the quoted price of our common stock on the grant date as the fair value of the award.

See Note 7, Stock Options and Stock Based Compensation, for additional disclosures regarding our stock compensation programs.

Earnings Per Share

We compute basic earnings per share using the weighted-average number of common shares outstanding during the periods. We compute diluted earnings per share using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding. Awards of non-vested options are considered potentially dilutive common shares for the purpose of computing earnings per common share. In applying the treasury stock method to non-vested options, the assumed proceeds include the amount the employee must pay to exercise the option plus the amount of unrecognized cost attributable to future periods less any expected tax benefits. Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years (in thousands except share amounts):

	Year ended December 31,
	2012 (1)	2011 (2)	2010 (3)
Numerators
Numerators for basic and diluted earnings per share:
Net (loss) income	$(1,800)	$635	$881

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	18,358	18,081	17,540

Dilutive potential common shares
Stock options and awards	—	666	720
Denominator for dilutive earnings per share	18,358	18,747	18,260
Net (loss) income per common share—basic	$(0.10)	$0.04	$0.05
Net (loss) income per common share – diluted	$(0.10)	$0.03	$0.05

(1)	For the year ended December 31, 2012, options to purchase 531,634 shares have been excluded in computing dilutive shares, as the effect would be anti-dilutive.
(2)	For the year ended December 31, 2011, options to purchase 271,067 shares and all of the warrants have been excluded in computing dilutive shares, as the effect would be anti-dilutive.
(3)	For the year ended December 31, 2010, options to purchase 180,972 shares and all of the warrants have been excluded in computing dilutive shares, as the effect would be anti-dilutive.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The ASU was adopted in 2012 and did not have a material impact on our financial statements.

In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU is not expected to have a material impact on our financial statements.

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

Reclassifications

Deferred revenue, non-current portion, as of December 31, 2012 and 2011, is presented as a separate line item on the balance sheet in these financial statements. That balance as of December 31, 2011, was previously included in other long term liabilities.

3.	Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts. The activity of the Company’s allowance for the years ended December 31, 2012, 2011 and 2010 is presented in the following table ($’s in thousands):

Year Ended December 31,	Balance at Beginning of Period	Charged to (Income) or Expense	Deductions(1)	Balance End of Period
2012	$170	$68	$(67)	$171
2011	$237	$(62)	$(5)	$170
2010	$217	$121	$(101)	$237

(1)	Represents amounts written off as uncollectible accounts receivable.

4.	Fixed Assets

Fixed assets, at cost, consist of the following ($’s in thousands):

	December 31,
	2012	2011
Furniture and equipment	$646	$575
Software	750	736
Equipment	844	742
Leasehold improvements	590	556
Software development costs	488	168

	3,318	2,777
Less accumulated depreciation	(2,116)	(1,710)

	$1,202	$1,067

5.	Goodwill and Other Intangible Assets

Goodwill at December 31, 2012 and December 31, 2011 consisted of:

•	$12.1 million associated with the acquisition of TappIn, Inc. in 2011.

•	$619,000 associated with the acquisition of Availl, Inc. in 2006.

Intangible assets at December 31, 2012 and 2011, consisted of the following ($’s in thousands):

2012	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Software—Availl	5	$1,775	$(1,775)	$—
Customer list—Availl	5	180	(180)	0
Patent—Availl	18	7	(4)	3
Customer Relationship-TappIn	10	1,863	(202)	1,661
Developed Technology-TappIn	7	2,771	(429)	2,342

Total		$6,596	$(2,590)	$4,006

2011	Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net
Software—Availl	5	$1,775	$(1,576)	$199
Customer list—Availl	5	180	(153)	27
Patent—Availl	18	7	(4)	3
Customer Relationship-TappIn	10	1,863	(15)	1,848
Developed Technology-TappIn	7	2,771	(33)	2,738

Total		$6,596	$(1,781)	$4,815

Estimated future amortization of intangible assets is as follows ($’s in thousands):

2013	$583
2014	583
2015	583
2016	583
2017	582
Thereafter	1,092

Total	$4,006

Goodwill and intangible assets associated with the acquisition of TappIn, Inc. in December 2011 were determined through a traditional purchase price allocation to assets purchased and liabilities assumed that included a quantitative assessment of the value of the related tangible and intangible assets. This analysis included the input of several critical assumptions including long term earnings and cash flow projections, weighted average cost of capital and the risk free interest rate.

Acquired intangibles are amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was $808,000, $350,000, and $302,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

6.	Notes Payable

In December 2011, we borrowed $7 million under loan agreements with The Bank of San Antonio to fund a portion of the purchase price of TappIn, Inc. as described in Note 13 below. These loan agreements provide for the following notes payable:

•	A $4.0 million note payable bearing interest at 4.75% per annum and secured by substantially all of our assets.

•

A $3.0 million note payable bearing interest at 4.25% per annum and secured by a certificate of deposit with The Bank of San Antonio of $3.0 million bearing interest at 2.0% per annum. This certificate of deposit is in long-term investments on our balance sheet.

Interest and principal are payable under both notes payable in 60 equal monthly installments aggregating $131,000 each that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

The Loan Agreements contain the following financial covenants:

•

Beginning with the first quarter of 2013, we must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense.

•

Beginning with the first quarter of 2013, we must maintain a debt to tangible net worth ratio of at least 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues.

•	We must maintain liquid assets (cash and marketable securities) of at least $3.2 million in 2013 and $2.2 million in 2014.

The Loan Agreements also contain customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

Scheduled future principal payments under the loan agreements as of December 31, 2012, are as follows ($ in thousands):

Year Ending December 31,
2013	$1,335
2014	1,397
2015	1,462
2016	1,530

Total	$5,724

7.	Stock Options, Restricted Stock and ShareBased Compensation

Our share-based compensation expense was as follows ($ in thousands):

	Year Ended December 31,
	2012	2011	2010
Share-based compensation expense	$915	$1,003	$1,006

GlobalSCAPE has stock-based compensation plans available to grant incentive stock options, non-qualified stock options and restricted stock to employees and non-employee members of the Board of Directors.

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan, or 2010 Employee Plan, is our current stock-based incentive plan for our employees. It authorizes the issuance of stock options or restricted stock awards for up to 3.0 million shares of our common stock. We issued stock options under this plan in 2012, 2011 and 2010. We have issued no restricted stock awards under this plan. As of December 31, 2012, stock-based incentives for up to 1,678,340 shares remain available for issuance in the future under this plan.

The GlobalSCAPE, Inc. 2000 Stock Option Plan, or 2000 Employee Plan, preceded the 2010 Employee Plan. We issued stock options under this plan during a portion of 2010 and in earlier years. We issued no restricted stock awards under this plan. We no longer issue stock-based incentives under this plan.

For stock options issued under both the 2010 Employee Plan and the 2000 Employee Plan, the exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our common stock on that date. Stock options issued under these plans generally become exercisable over a three-year period (vesting 33%, 33% and 34% per year, respectively) and expire after ten years.

The 2006 Non-Employee Directors Long-term Equity Incentive Plan, or Director’s Plan, is our current stock-based incentive plan for members of our Board of Directors. It authorizes the issuance of stock options or restricted stock awards for up to 500,000 shares of our common stock as follows:

•

For stock options issued under this plan, the exercise price, term and other conditions applicable to each stock option granted are determined by the Compensation Committee of the Board of Directors. We have issued no stock options under this plan.

•

For restricted stock awards, shares are to be initially issued with a legend restricting transferability of the shares until the recipient satisfies the vesting provision of the award, which is generally continuing service for one year subsequent to the date the award is granted. This plan provides for an automatic award of 20,000 shares of restricted stock to each non-employee member of the Board of Directors at the conclusion of our annual stockholders’ meeting. The maximum annual award for any one person is 20,000 shares of common stock.

As of December 31, 2012, stock-based incentives for up to 287,500 shares remain available for issuance in the future under the Director’s Plan.

Our stock option activity under these plans was as follows:

	Number of Shares	Average Exercise Price	Remaining Contractual Terms	Intrinsic Value
			(Years)	(000’s)
Outstanding at December 31, 2009	3,653,327	$1.57	7.89	$1,250
2010
Granted	390,000	$2.02
Forfeitures	180,350	$1.74
Exercised	602,650	$0.39

Outstanding at December 31, 2010	3,260,327	$1.83	7.63	$1,480
2011
Granted	1,293,500	$2.00
Forfeitures	203,962	$2.28
Exercised	291,545	$1.21

Outstanding at December 31, 2010	4,058,320	$1.91	6.39	$540
2012
Granted	422,000	$1.93
Forfeitures	755,625	$4.09
Exercised	74,600	$0.94

Outstanding at December 31, 2012	3,650,095	$1.91	6.14	$300

Exercisable at December 31, 2012	2,649,455	$1.88	5.14	$290

Additional information about our stock options is as follows:

	2012	2011	2010
Weighted average fair value of options granted during the year	1.09	1.08	1.32
Intrinsic value of options exercised during the year	$63,820	$185,258	$1,200,000
Cash received from stock options exercised during the year	$70,000	$352,000	$232,000
Number of options that vested during the year	382,772	376,409	124,597
Fair value of options that vested during the year	$737,000	$946,000	$1,300,000
Unrecognized compensation expense related to non-vested options at end of year	$963,000	$1,700,000	$1,200,000
Weighted average years over which non-vested option expense will be recognized	1.84	2.36	1.69

	As of December 31, 2012
		Options Outstanding		Options Exercisable
Range of Exercise Prices	Underlying Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price
$0.15 - $0.33	57,900	2.1	$0.27	57,900	$0.27
$0.85 - $1.35	681,740	6.2	$1.10	630,740	$1.08
$1.41 - $2.13	2,079,595	6.4	$1.77	1,271,945	$1.67
$2.14 - $4.10	830,860	5.7	$3.05	688,860	$3.14

Total options	3,650,095			2,649,445

Our restricted stock awards activity has been as follows:

	Number of Shares	Grant Date Fair Value Per Share	Total Fair Value of Shares That Vested
Restricted Shares Outstanding at December 31, 2009	58,080	$1.24
2010
Shares granted with restrictions	53,420	$2.01
Shares vested and restrictions eliminated	(58,080)	$1.24	$116,000

Restricted Shares Outstanding at December 31, 2010	53,420	$2.01
2011
Shares granted with restrictions	80,000	$2.16
Shares vested and restrictions eliminated	(53,420)	$2.01	$107,000

Restricted Shares Outstanding at December 31, 2011	80,000	$2.16
2012
Shares granted with restrictions	80,000	$1.97
Shares vested and restrictions eliminated	(80,000)	$2.16	$158,000

Restricted Shares Outstanding at December 31, 2012	80,000	$1.97

At December 31, 2012, there was $65,000 of total unrecognized compensation cost related to non-vested restricted stock awards which is expected to be recognized over a weighted-average period of 5 months. There were 80,000 options that vested during the year ended December 31, 2012 and the total fair value of these awards was $158,000. The non-vested restricted stock is not entitled to dividends.

8.	Common Stock Purchase Warrants

We had a securities purchase agreement with certain accredited investors and granted them warrants to purchase 1,352,000 shares of our common stock at an exercise price of $3.15 per share. These warrants expired unexercised in May 2012.

9.	Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	2012			2011			2010
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(574)	$741	$167	$460	$(352)	$108	$1,055	$(697)	$358
State	55	(5)	50	61	—	61	53	(1)	52

Total	$594	$(377)	$217	$521	$(352)	$169	$1,108	$(698)	$410

Deferred income taxes on our balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Capital loss carryforward	$1,099	$—
Share-based compensation	1,017	810
Deferred revenue	470	387
Net operating loss carryforward	386	543
Compensation and benefits	102	70
Allowance for doubtful accounts	58	58
Other	24	1

Total gross deferred tax assets	3,156	1,869
Valuation allowance	(1,099)	0

Net deferred tax assets	2,057	1,869

Deferred tax liabilities:
Intangible assets	1,142	1,356
Depreciation	203	148

Total gross deferred tax liabilities	1,345	1,504

Net deferred tax assets	$712	$365

As of December 31, 2012, we had federal income tax net operating loss carry forwards of $1.1 million available to offset future federal taxable income, if any. These carry forwards arose from TappIn operations before we purchased TappIn, Inc. and became available to us at the time we acquired that company. These carry forwards expire in 2030 and 2031.

In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that a deferred tax asset will not be realized. Our assessment of the likelihood of having sufficient taxable income in the future to support deduction or utilization of the items giving rise to our deferred tax assets indicates it is more-likely-than-not that we will realize the deferred tax assets listed in the table above with the exception of the $1.1 million deferred tax asset related to the capital loss carryforward resulting from the reduction to zero of our investments in and notes receivable from CoreTrace Corporation as described in Note 13. We can realize this capital loss carryforward deferred tax asset to the extent we have capital gains in future periods against which this capital loss can be deducted. We believe it uncertain that we will have sufficient capital gains in the future to support this deduction and have recorded a valuation allowance of $1.1 million for the capital loss carryforward deferred tax asset.

We claimed research and experimentation tax credits (“R&D tax credit”) on certain of our tax returns and have included the effect of those credits in our provision for income taxes. Certain of those returns, and in particular the R&D tax credit claimed on those returns, are under routine examination by the Internal Revenue Service. We believe it more-likely-than-not this examination could result in $125,000 of such credits we claimed not being allowed by the Internal Revenue Service. During the year ended December 31, 2012, we recorded a valuation allowance for this amount due to the uncertainty of this item.

The R&D tax credit for 2012 was extended by legislation passed in 2013. GAAP requires that this credit related to 2012 be recorded in the year in which this legislation passed (i.e. 2013). Accordingly, our income tax provision for 2012 does not include the effects of the R&D tax credit we will claim on our federal income tax return for 2012.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	2012	2011
Balance, beginning of year	$—	$—
Increases for tax positions related to the current year	—	—
Increases for tax positions related to prior years	125	—
Decreases for tax positions related to prior years	—	—
Reductions due to lapsed statute of limitations	—	—

Balance, end of year	$125	$—

Our federal income tax returns for 2008 and prior years are no longer subject to examination by the Internal Revenue Service except for the R&D tax credit component of our 2008 federal income tax return. Our 2009 and 2010 federal income tax returns are under routine examination by the Internal Revenue Services with the results of those examinations not yet reported by the Internal Revenue Service.

To the extent they arise, we record interest and penalty expense related to income taxes as an other expense in our statement of operations. We incurred no such expenses in 2012, 2011 or 2010.

We file state tax returns in Texas, Massachusetts and New Hampshire. The taxes resulting from these filings are included in income tax expense. Taxes we pay to these states are not material to our results of operations or financial position.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax expense at federal statutory rate	$(538)	$291	$428
Increase (decrease) in taxes resulting from:
Capital loss carryforward valuation allowance	1,099	—	—
R&D tax credit uncertain tax position	125	—	—
State taxes, net of federal benefit	32	40	34
Share-based compensation	1	60	74
Share-based compensation uncertain tax position	—	—	(90)
Domestic production activities deduction	(43)	(75)	(98)
Tappin earnout liability not earned	(443)	—	—
Research and development credit	—	(358)	—
Costs to acquire TappIn, Inc.	—	185	—
Other	(16)	26	62

Income tax expense per the statement of operations	$217	$169	$410

10.	Employee Benefit Plan

We provide our employees a 401(k) plan under which we make employer matching contributions in amounts determined by our Board of Directors. Our matching contributions were $102,000, $88,000, and $81,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

11.	Investment in and Notes Receivable From Affiliated Entity

We had an investment as a shareholder in and notes receivable from CoreTrace Corporation. We also had a joint development and reseller agreement with CoreTrace for our appShield product under which:

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

These events made it likely that substantially all of the value of our investment in and notes receivable from CoreTrace was eliminated. Accordingly, during the quarter ended September 30, 2012, we reduced to zero the carrying value of these assets related to CoreTrace and recorded a corresponding affiliated entity asset impairment expense of $3.3 million.

12.	Commitments and Contingencies

Minimum rental commitments under operating leases at December 31, 2012, are as follows ($ in thousands):

Year Ending December 31,
2013	$475
2014	473
2015	358
2016	347
2017	347
Thereafter	463

Total	$2,463

Operating lease expense was $468,000 in 2012, $356,000 in 2011 and $363,000 in 2010. We had a deferred rent credit of $62,000 at December 31, 2012, that we amortize as a credit to rent expense on a straight-line basis over the remaining life of the applicable lease.

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

GlobalSCAPE is named as one of a number of defendants in a patent infringement suit filed by Uniloc Luxembourg S.A. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses software piracy prevention functionality. GlobalSCAPE believes that it has meritorious defenses to plaintiff’s claims in this case and intends to defend this lawsuit vigorously. GlobalSCAPE believes any loss it may incur in this matter would be immaterial to the Company’s financial position and results of operations.

13.	Acquisition of TappIn, Inc.

In December 2011, we acquired all of the issued and outstanding shares TappIn, Inc. At the time of the acquisition, we paid the TappIn selling shareholders $9 million cash which we funded with $2.0 million of our cash on hand and $7.0 borrowed under our notes payable to a bank, the terms of which are described in Note 7 above. In addition to these amounts, we paid $190,000 cash for TappIn’s working capital acquired at closing. The former shareholders of TappIn, Inc. are eligible to receive up to $8 million of additional payments upon achieving certain revenue milestones by December 31, 2014, as described below.

We allocated the total purchase price of this acquisition to assets and liabilities based on their estimated fair values at the acquisition date. In allocating the purchase price to intangible assets and goodwill, our first allocation was to identifiable intangible assets, including developed technology and customer relationships, after which we allocated the remainder to goodwill. These allocations were as follows ($ in thousands):

Accounts receivable	$169
Current assets	28
Property and equipment, net	20
Intangibles	4,634
Goodwill	11,343
Assumed liabilities	(3)
Deferred revenue	(4)

Net assets acquired	$16,187

The total consideration agreed to be paid for TappIn at the time of the acquisition was as follows:

Cash paid at acquisition close date:
Sourced from cash on hand	$2,000
Sourced from note payable to a bank	7,000

Total	9,000
Contingent consideration	6,997
Additional cash paid for net working capital	190

Total purchase price	$16,187

The contingent consideration, which is described as the TappIn earn out on our balance sheet, provides for the following possible milestone payments to the former shareholders of TappIn, Inc.:

•	$2.0 million upon the completion of the development of a certain product. This milestone was achieved in 2012 for which we paid those former shareholders $1.5 million in 2012 and $500,000 in 2013.

•

$1.5 million upon the achievement of a certain revenue milestone during 2012. This milestone was not achieved. Based on our prior estimates of the likelihood of achieving this milestone, we had recorded a liability of $3.3 million for this event. We eliminated this liability from our balance sheet as of December 31, 2012, and recorded a corresponding credit to operating expense during 2012.

•

$8.0 million upon achieving certain revenue milestones by no later than December 31, 2014. Our balance sheet at December 31, 2012, includes a liability of $4.2 million for these possible payments. We determined this liability based on our estimates of the likelihood of achieving these milestones.

The change in the TappIn earn out liability during 2012 is as follows ($ in thousands):

TappIn earn out liability as of December 31, 2011	$6,997
Earn out paid in cash	(1,500)
Earn out liability not earned	(1,303)

TappIn earn out liability as of December 31, 2012	$4,194

Balance as of December 31, 2012:
Current portion	$500
Non-current portion	3,694

Total TappIn earn out liability	$4,194

The following table presents unaudited, pro forma consolidated results of operations for 2011 and 2010 as if the TappIn acquisition had been completed on January 1, 2010. The comparative amounts for 2012 are as they appear in our consolidated statement of operations and require no proforma adjustments since they already include the results of Tappin operations for all of 2012:

	Year Ended December 31,
	2012	2011	2010
Total revenues	$23,372	$21,170	$18,569
Net loss	$(1,800)	$(1,276)	$(997)
Net loss per share—basic and diluted	$(0.10)	$(0.07)	$(0.06)

The pro forma consolidated results of operations for 2011 and 2010 include adjustments to:

•	Include the results of TappIn for the periods presented.

•	Include the incremental amortization expense associated with the finite-lived intangible assets from January 1, 2010.

•	Include additional interest expense related to financing the acquisition as if the notes began on January 1, 2010.

•	Include acquisition expenses associated with the purchase of TappIn as if the purchase occurred January 1, 2010.

•	Reflect the pro forma tax adjustments resulting from the acquisition as if the purchase occurred January 1, 2010.

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the periods presented or the future results of the combined operations.

14.	Quarterly Consolidated Financial Information (unaudited)

	Fiscal Year 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$5,393	$5,702	$6,078	$6,199
Total operating expenses	$5,728	$5,774	$8,867	$4,397
Other income (expense)	$(66)	$(61)	$(11)	$(51)
Net income (loss) before provision for income taxes	$(401)	$(133)	$(2,800)	$1,751
Net income (loss)	$(253)	$(140)	$(2,714)	$1,307

Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.15)	$0.07
Diluted	$(0.01)	$(0.01)	$(0.15)	$0.07
Weighted average shares outstanding
Basic	18,288	18,320	18,398	18,421
Diluted	18,288	18,320	18,398	18,959

	Fiscal Year 2011
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Total revenues	$4,644	$5,710	$5,417	$5,123
Total operating expenses	$4,552	$4,995	$4,886	$5,669
Other income (expense)	$—	$13	$9	$(10)
Net income (loss) before provision for income taxes	$92	$728	$540	$(556)
Net income (loss)	$59	$471	$611	$(505)

Net income (loss) per share:
Basic	$—	$0.03	$0.03	$(0.03)
Diluted	$—	$0.03	$0.03	$(0.03)
Weighted average shares outstanding
Basic	17,943	17,997	18,121	18,262
Diluted	18,699	18,761	18,689	18,262

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Operating Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met. No evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Our disclosure controls and procedures are designed to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its Chief Executive Officer and its Chief Financial Officer. GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

James W. Albrecht, Jr.

Chief Financial Officer

GlobalSCAPE, Inc.

4500 Lockhill-Selma, Suite 150

San Antonio, Texas 78249

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

•	Consolidated Balance Sheets — December 31, 2012 and 2011

•	Consolidated Statements of Operations — Years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows — Years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements — December 31, 2012 and 2011

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated December 2, 2011 by and among the Company, Plumber Acquisition Corporation and HomePipe Networks, Inc. (Filed as Exhibit 2.1 to Form 8-K filed December 8, 2011.

3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10-K filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

10.10	Securities Purchase Agreement dated November 13, 2006 by and among GlobalSCAPE, Inc., the Stockholders named in Schedule I thereto and the Purchasers named therein (Filed as Exhibit 10.1 to Form 8-K filed November 17, 2006).

10.11	Form of Common Stock Purchase Warrant (Filed as Exhibit 10.2 to Form 8-K filed November 17, 2006).

*10.12	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.13	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 5, 2007).

*10.14	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.15	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.16	Second Amended and Restated Executive Employment Agreement by and between the Registrant and Craig Robinson, effective as of December 16, 2011 (Filed as Exhibit 10.2 to Form 8-K filed December 22, 2011).

*10.17	2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

*10.18	Amended and Restated Employment Agreement by and between the Registrant and Douglas Conyers dated January 9, 2012 (Filed as Exhibit 10.1 to Form 8-K filed January 13, 2012)Employment.

*10.19	Employment Agreement by and between the Registrant and Chris Hopen dated December 2, 2011 (Filed herewith)

10.20	Business Loan Agreement dated December 2, 2011, by and between GlobalSCAPE, Inc. and San Antonio National Bank ($4,000,000 Loan). (Filed as Exhibit 10.1 to Form 8-K filed December 8, 2011.

10.21	Business Loan Agreement dated December 2, 2011, by and between GlobalSCAPE, Inc. and San Antonio National Bank ($3,000,000 Loan). (Filed as Exhibit 10.2 to Form 8-K filed December 8, 2011.

10.22	Employment Agreement by and between the Registrant and James W. Albrecht, Jr. dated July 10, 2012. (Filed as Exhibit 10.1 to Form 8-K filed July 16, 2012).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008)

21.1	Subsidiaries of GlobalSCAPE, Inc. (Filed as Exhibit 21.1 to Form 10-K filed March 29, 2012).

23.1	Consent of Grant Thornton LLP (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	Interactive Data File.

*	Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 28, 2013.

GlobalSCAPE, Inc.

By:	/S/ CRAIG A. ROBINSON
Craig A. Robinson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2013.

Signature	Title

/S/ THOMAS W. BROWN Thomas W. Brown	Chairman of the Board and Director

/S/ DAVID L. MANN David L. Mann	Director

/S/ PHILLIP M. RENFRO Phillip M. Renfro	Director

/S/ FRANK M. MORGAN Frank M. Morgan	Director

/S/ CRAIG A. ROBINSON Craig A. Robinson	President and Chief Executive Officer and Director (Principal Executive Officer)

/S/ JAMES W. ALBRECHT, JR. James W. Albrecht, Jr.	Chief Financial Officer (Principal Finance and Accounting Officer)