Form 10-Q
period 2013-03-31
GLOBALSCAPE INC
filed 2013-05-14
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2013

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

As of May 10, 2013, there were 18,445,516 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2013

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

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$8,056	$8,079
Accounts receivable (net of allowance for doubtful accounts of $162 and $171 as of March 31, 2013 and December 31, 2012, respectively)	3,175	3,350
Current deferred tax assets	192	177
Prepaid expenses	417	426

Total current assets	11,840	12,032

Fixed assets, net	840	900
Investment in certificate of deposit	3,076	3,060
Intangible assets, net	4,300	4,308
Goodwill	12,712	12,712
Deferred tax asset	567	535
Other assets	41	41

Total assets	$33,376	$33,588

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$547	$432
Accrued expenses	1,000	1,353
Income tax payable	130	46
TappIn earn out, current portion	—	500
Long term debt, current portion	1,350	1,335
Deferred revenue	8,225	8,293

Total current liabilities	11,252	11,959

Deferred revenue, non-current portion	1,607	1,480
Other long term liabilities	61	62
TappIn earn out, non-current portion	3,694	3,694
Long term debt, non-current portion	4,045	4,389

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 18,849,097 and 18,846,547 issued March 31, 2013 and December 31, 2012, respectively	19	19
Additional paid-in capital	14,631	14,435
Treasury stock, 403,581 shares, at cost, at March 31, 2013 and December 31, 2012.	(1,452)	(1,452)
Retained earnings	(481)	(998)

Total stockholders’ equity	12,717	12,004

Total liabilities and stockholders’ equity	$33,376	$33,588

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2013	2012
Operating Revenues:
Software licenses	$1,957	$2,343
Maintenance and support	3,283	2,640
Professional services	399	329
Other	240	81

Total Revenues	5,879	5,393
Operating Expenses:
Cost of revenues	263	318
Selling, general and administrative expenses	3,850	4,152
Research and development expenses	762	942
Depreciation and amortization	257	316

Total operating expenses	5,132	5,728

Income (loss) from operations	747	(335)
Other income (expense), net	(47)	(66)

Income (loss) before income taxes	700	(401)
Provision (benefit) for income taxes	183	(148)

Net income (loss)	$517	$(253)

Comprehensive income (loss)	$517	$(253)

Net income (loss) per common share -
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average shares outstanding:
Basic	18,444	18,288
Diluted	18,982	18,288

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Additional
	Common Stock		paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
Balance at December 31, 2012	18,846,547	$19	$14,435	$(1,452)	$(998)	$12,004

Shares issued upon exercise of stock options	2,550	—	4	—	—	4

Stock-based compensation expense	—	—	192	—	—	192

Net income	—	—	—	—	517	517

Balance at March 31, 2013	18,849,097	$19	$14,631	$(1,452)	$(481)	$12,717

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2013	2012
Operating Activities:
Net (loss) income	$517	$(253)
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	36	11
Depreciation and amortization	257	316
Stock-based compensation	192	199
Deferred taxes	(47)	(120)
Other	—	10
Excess tax deficiency from share-based compensation	—	7
Changes in operating assets and liabilities:
Accounts receivable	139	(226)
CoreTrace receivable	—	(150)
Prepaid expenses	9	(45)
Income tax payable	84	(30)
Other assets	—	(11)
Accounts payable	115	(76)
Accrued expenses	(353)	(448)
Deferred revenues	59	151
Other long-term liabilities	(1)	2

Net cash provided by (used for) operating activities	1,007	(663)

Investing Activities:
Purchase of property and equipment	(18)	(50)
Software development costs	(171)	(80)
Purchase of Tappin, Inc.	(500)	—
Interest reinvested in long term investments	(16)	—

Net cash provided by (used for) investing activities	(705)	(130)

Financing Activities:
Proceeds from exercise of stock options	4	—
Tax deficiency from share-based compensation	—	(7)
Notes payable principle payments	(329)	(315)

Net cash provided by (used for) financing activities	(325)	(322)

Net increase (decrease) in cash	(23)	(1,115)
Cash at beginning of period	8,079	8,861

Cash at end of period	$8,056	$7,746

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on notes payable	$64	$76

Income taxes	$160	$—

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013

(Unaudited)

1.	Nature of Business

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

Throughout these notes unless otherwise noted, our references to the 2013 quarter and the 2012 quarter refer to the three months ended March 31, 2013 and March 31, 2012, respectively.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements.” Accordingly, they do not include all information and footnotes required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we refer to as the 2012 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2012 Form 10-K and in this report.

We follow accounting standards set by the Financial Accounting Standards Board. This board sets GAAP that we follow in preparing financial statements that report its financial position, results of operations, and sources and uses of cash.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements. It is possible the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

3.	Significant Accounting Policies

There have been no changes in our significant accounting policies during the 2013 quarter from those described in our 2012 Form 10-K. Listed below is a condensed version of our significant accounting policies.

Principles of Consolidation

The accompanying consolidated financial statements of GlobalSCAPE, Inc. and its wholly-owned subsidiary (collectively referred to as the “Company” or “we”) are prepared in conformity with generally accepted accounting principles in the United States (“GAAP”). All intercompany accounts and transactions have been eliminated.

Revenue Recognition

We develop, market and sell software products and deliver associated services. We recognize revenue from a sales transaction when the following conditions are met:

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

When testing goodwill, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit is less than its carrying amount, including goodwill. In performing this qualitative assessment, we assess events and circumstances relevant to us including, but not limited to:

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

As of December 31, 2012, after assessing the totality of the relevant qualitative events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of either of those dates and, in accordance with GAAP, performed no further testing. There have been no material events or changes in circumstances since that time indicating that the carrying amount of these assets may exceed their fair market value and that interim testing needed to be performed.

Intangible Assets Being Amortized

We have two primary categories of intangible assets being amortized:

•

Capitalized software development costs. When we complete research and development for a software product and have a completed a detail program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years. We capitalized $171,000 of software development costs in the 2013 quarter and $80,000 in the 2012 quarter.

•

Intangible assets acquired through the purchase of other companies. These intangible assets consist of patents, customer relationships and developed technology. We determined the value of those intangible assets at the time of acquisition through discounted cash flow and other similar valuation methods. We amortize these intangible assets on straight-line basis over their estimated useful lives that range from seven to 18 years.

We evaluate intangible assets being amortized for impairment at least annually and more frequently if there are events or changes in circumstances indicating that the carrying amount of these assets may exceed their fair market value. In performing this evaluation, we consider general and company-specific qualitative factors that are part of the environment in which we use those assets. We also perform quantitative analyses using discounted cash flow and other similar valuation methods. If this work indicates the carrying value of an intangible asset exceeds its fair market value, we adjust these assets to that fair market value. This work we performed as of December 31, 2012, resulted in no such adjustment to our intangible assets being necessary. There have been no events or changes in circumstances since that time indicating that the carrying amount of these assets may exceed their fair market value.

Contingent Consideration

Our TappIn acquisition includes the possibility of future contingent consideration payments to the former shareholders of TappIn, Inc. if our TappIn product line achieves certain revenue milestones. We estimate the fair value of this contingent consideration, referred to as the TappIn earn out liability, based on our assessment of the probabilities of achieving the prescribed milestones. These estimates involve significant judgment. Changes in the fair value of the TappIn earn out liability may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. At each reporting date, we assess the fair value of this contingent consideration liability. Changes in the fair value of these liabilities are reflected in our net income and could materially affect our operating results.

Research and Development

We expense research and development costs as incurred.

Share-Based Compensation

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

•	We base the risk-free rate for periods within the contractual life of the option on the U.S. treasury yield curve in effect at the time of grant.

The assumptions used to determine compensation cost for our stock options are as follows:

	Three Months Ended March 31,
	2013	2012
Expected volatility	57%	68%
Expected annual dividend yield	0	0
Risk free rate of return	1.11%	1.10%
Expected option term (years)	6.00	6.00

Income Taxes

We recognize taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Reclassifications

Capitalized software development costs are included in intangible assets at March 31, 2013, and December 31, 2012. That balance as of December 31, 2012, was previously included in fixed assets.

4.	Goodwill and Other Intangible Assets

Goodwill at March 31, 2013 and 2012 consisted of:

•	$12.1 million associated with the acquisition of TappIn, Inc. in 2011.

•	$619,000 associated with the acquisition of Availl, Inc. in 2006.

Our intangible assets profile at March 31, 2013, was as follows ($’s in thousands):

	Gross Carrying	Accumulated	Net Book
	Amount	Amortization	Value	Life (Years)
Balances as of March 31, 2013
Capitalized software development costs	$501	$(62)	$439	3
Intangible assets acquired
TappIn
Customer relationship	$1,863	$(248)	$1,615	10
Developed technology	2,771	(528)	2,243	7
Availl
Software	1,775	(1,775)	—	5
Customer list	180	(180)	—	5
Patent	7	(4)	3	18

Total	$7,097	$(2,797)	$4,300

	Three Months Ended March 31,
	2013	2012
Amortization Expense	$180	$236

Estimated Future Amortization Expense
Remainder of 2013			$560
Year ended December 31,
2014			756
2015			719
2016			590
2017			583
2018			549
Thereafter			543

Total			$4,300

5.	Notes Payable

In December 2011, we borrowed $7 million under loan agreements with The Bank of San Antonio to fund a portion of the purchase price of TappIn, Inc. These loan agreements provide for the following notes payable:

•	A note payable with an original principle balance of $4 million bearing interest at 4.75% per annum and secured by substantially all of our assets.

•

A note payable with an original principle balance of $3 million bearing interest at 4.25% per annum and secured by a certificate of deposit with The Bank of San Antonio of $3.0 million bearing interest at 2.0% per annum. This certificate of deposit is in long-term investments on our balance sheet.

At March 31, 2013, the total principle balance outstanding under these notes payable was $5.4 million.

Interest and principal are payable under both notes payable in 60 equal monthly installments aggregating $131,000 each that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

Scheduled future principal payments under the loan agreements as of March 31, 2013, are as follows ($ in thousands):

Remainder of 2013	$1,006
Year Ending December 31,
2014	1,397
2015	1,462
2016	1,530

Total	$5,395

The loan agreements contain the following financial covenants:

•

Beginning with the first quarter of 2013, we must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of March 31, 2013, this debt service coverage ratio was 2.63.

•

Beginning with the first quarter of 2013, we must maintain a maximum debt to tangible net worth ratio of 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of March 31, 2013, this debt to tangible net worth ratio was 0.59:1.

•	We must maintain liquid assets (cash and marketable securities) of at least $3.2 million in 2013 and $2.2 million in 2014. As of March 31, 2013, cash and marketable securities were $8.1 million.

The loan agreements cite customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

6.	Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted and may grant in the future incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Compensation expense related to stock options and restricted stock awards was as follows (in thousands):

Three Months Ended March 31,
2013	2012
$ 192	$ 199

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan (“2010 EIP”) is our current stock-based incentive plan for our employees. It authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards. The exercise price, term and other conditions applicable to each stock option or stock award granted under the 2010 EIP are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date. Stock options expire ten years from the date of grant.

Stock option activity for the three months ended March 31, 2013 was as follows:

	Number of Shares	Average Exercise Price	Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2012	3,650,095	$1.91	6.14	$300
Granted	106,740	1.43
Exercised	2,550	1.47
Forfeited	34,985	1.86

Outstanding at March 31, 2013	3,719,300	$1.90	6.03	$543

Exercisable at March 31, 2013	2,753,915	$1.89	5.09	$509

Additional information about our stock options is as follows:

	Three Months Ended March 31,
	2013	2012
Weighted average fair value of options granted	$0.76	$0.88
Intrinsic value of options exercised	$714	$—
Cash received from stock option exercises	$4,000	$—
Unrecognized compensation expense related to non-vested options at the end of the period	$852,000	$1,500,000
Weighted average years over which non-vested options will be recognized	1.77	2.26

Restricted Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan provides for the issuance of either stock options or restricted stock awards. The fair value of stock awards is based upon the market price of the underlying common stock as of the date of grant. Stock awards are amortized over their applicable vesting period of one year using the straight-line method. Stock awards activity for the three months ended March 31, 2013 was as follows:

	Number of Shares	Grant Date Fair Value Per Share	Total Value of Shares That Vested
Restricted shares outstanding at December 31, 2012	80,000	$1.97
Shares granted with restrictions	—	—
Shares vested and restrictions eliminated	—	—	$—

Restricted shares outstanding at March 31, 2013	80,000	$1.97

At March 31, 2013, we had $26,700 of unrecognized compensation cost related to non-vested, restricted stock awards which is expected to be recognized as expense of a weighted-average period of 2 months.

7.	TappIn Earnout

The TappIn earn out on our balance sheet relates to $8.0 million of contingent consideration possibly payable to the former shareholders of TappIn, Inc. if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. Based on our estimate of the probability and likelihood of this earn out ultimately being paid, our balance sheet at March 31, 2013, includes a liability of $3.7 million for these possible payments. In accordance with our December 2011 merger agreement with TappIn, to complete the earnout payment to the former stockholders of TappIn related to the introduction of our TappIn Professional Edition in 2012, we made a $500,000 payment to them in March 2013.

8.	Income Taxes

For the 2013 quarter, our effective income tax rate of 27.2% differed from a federal statutory rate of 34% primarily due to:

•	Research and development tax credits that will be claimed on our federal income tax return.

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

•	State income taxes included in income tax expense in our financial statements.

For the 2012 quarter, our effective tax rate of (36.9)% differed from the statutory rate of 34% primarily due to:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

•	State income taxes included in income tax expense in our financial statements.

As of March 31, 2013, we had federal income tax net operating loss carry forwards of $1.1 million available to offset future federal taxable income, if any, that expire in 2030 and 2031. These carry forwards arose from TappIn operations before we purchased TappIn, Inc. Since our acquisition of TappIn, Inc. resulted in a change in control of that entity as defined by Section 382 of the Internal Revenue Code, we are limited to applying the following maximum amounts of this carry forwards against our taxable income in the indicated year:

2013	$342,000
2014	175,000
2015	175,000
2016	175,000
2017	175,000
2018	93,000

We claimed research and experimentation tax credits (“R&D tax credit”) on certain of our tax returns and have included the effect of those credits in our provision for income taxes with a related resulting effect on our income taxes payable amounts. Certain of those returns, and in particular the R&D tax credit claimed on those returns, are under routine examination by the Internal Revenue Service. Certain components of the determination of the R&D credit claimed involve estimates and judgments that we believe we applied in accordance with the Internal Revenue Code. However, since the Internal Revenue Service could interpret these estimates and judgments from a perspective that differs from ours, we believe it more-likely-than-not this examination could result in the Internal Revenue Service taking a position that $125,000 of such credits are not allowed. Income taxes payable includes a valuation allowance for this amount due to the uncertainty of this item.

9.	Earnings per Common Share

Earnings per share is computed as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2013	2012
Net income (loss)	$517	$(253)

Weighted average shares outstanding - basic	18,444	18,288
Stock options and restricted shares (1)	538	—
Weighted average shares outstanding - diluted	18,982	18,288

Net (loss) income per common share - basic	$0.03	$(0.01)
Net (loss) income per common share – diluted	$0.03	$(0.01)

(1)	For the three months ended March 31, 2012, options to purchase 578,311 shares have been excluded in computing dilutive shares, as the effect would be anti-dilutive.

10.	Lease Commitments

Minimum rental commitments under operating leases at March 31, 2013, are as follows ($ in thousands):

Remainder of 2013	$355
Year Ending December 31,
2014	473
2015	357
2016	347
2017	347
2018	347
Thereafter	116

Total	$2,342

Operating lease expense was $121,000 and $102,000 for the 2013 quarter and 2012 quarter, respectively. We had a deferred rent credit of $61,000 at March 31, 2013, that we amortize as a credit to rent expense on a straight-line basis over the remaining life of the applicable lease.

11.	Contingencies

We are named as one of a number of defendants in a patent infringement suit filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that we infringed on a patent that addresses product activation functionality. We believe we have meritorious defenses to plaintiffs’ claims in this case and intend to defend this lawsuit vigorously. We believe any loss we may incur related to this matter would be immaterial to our financial position and results of operations.

We are named as one of a number of defendants in a patent infringement suit filed by Uniloc Luxembourg S.A. in the United States District Court for the Eastern District of Texas Marshall Division. The complaint alleges that we infringed on a patent that addresses software piracy prevention functionality. We believe that we have meritorious defenses to plaintiff’s claims in this case and intend to defend this lawsuit vigorously. We believe any loss we may incur in this matter would be immaterial to our financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. “Forward looking statements” are those statements that describe management’s beliefs and expectations about the future. We have identified forward-looking statements by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2012 Form 10-K and other documents filed with the Securities and Exchange Commission. GlobalSCAPE’s actual results could differ materially from those discussed in any forward-looking statements included in this Quarterly Report.

Overview

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. We have thousands of enterprise customers and more than one million individual consumers in over 150 countries. Our solutions are also used by more than 20,000 U.S. Army users deployed worldwide.

We operate primarily in the Managed File Transfer, or MFT, industry. Our product and solutions suite addresses data and information management, movement, security and accessibility across a broad range of environments encompassing data and information in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices using our TappIn solution).

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

We also offer managed e-mail attachment, software-as-a-service, or SaaS, and cloud-based subscription solutions for information sharing. Our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.

Our managed cloud-based subscription solutions are a notable part of our future revenue model plans because these solutions provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. While we are in the early stages of growing our subscription services, we already have added capability to deliver these services in additional geographies, such as the United Kingdom and Canada, where country-specific compliance requirements may necessitate in-country service delivery

We serve the secure content mobility market with our TappIn solutions. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content. We believe that the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users.

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2012, the San Antonio Business Journal named us one of San Antonio’s fast track companies for revenue growth.

•	In 2012, we were named one of the top 50 companies in the San Antonio Express-News Top Workplaces for the third year in a row.

•	In 2012, we were named one of the “Best Places to Work” by the San Antonio Business Journal for the third year in a row.

•	In 2012, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the third year in a row.

•	In 2011, Computerworld named GlobalSCAPE on its list of “100 Best Places to Work in IT” for the second year in a row.

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below.

Revenue Growth

We provide products and solutions to large, multinational corporations, small and medium size enterprises, and individual consumers. We have a broad product line that has allowed us to grow revenue through software products installed at a customer’s location as well as through cloud-based and software-as-a-service solution delivery. In addition, we have grown our professional services capabilities to enhance our customers’ implementation, training and overall user experience. Our enterprise products, solutions, and services comprised more than 90% of our revenue during the three months ended March 31, 2013. We continue to serve consumers and small businesses with our CuteFTP software and other consumer products. Our consumer products, while less than 10% of total revenue for the three months ended March 31, 2013, are recognized brands in the marketplace that have a positive effect on our overall product offerings and corporate franchise.

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

Similarly, we believe market adoption of secure content mobility solutions, such as those provided by our TappIn solutions, will increase in future periods as use of personal computing devices, such as smart phones and tablets, continues to grow exponentially and as businesses increasingly embrace BYOD operating models.

We discuss our revenue growth and trends in the section below titled Comparison of the Statement of Operations for the Three Months Ended March 31, 2013 and 2012.

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

We discuss our recurring revenue trends in the section below titled Comparison of the Statement of Operations for the Three Months Ended March 31, 2013 and 2012.

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

	March 31,
	2013	2012
	(thousands)
Amounts we have billed and/or been paid in advance (presented as deferred revenue in our financial statements)	$9,832	$7,782
Amounts we will bill and be paid in the future (will appear in our financial statements when we are paid and/or when we provide the products and services)	629	1,110

Total ACV	$10,461	$8,892

The deferred revenue amounts in the table above appear on our balance sheet as follows:

	March 31,
	2013	2012
Deferred revenue, current portion	$8,225	$6,325
Deferred revenue, non-current portion	1,607	1,457

Total deferred revenue	$9,832	$7,782

Non-GAAP Income and Expense Measures Excluding Infrequent Events

We use certain supplemental, non-GAAP income and expense measures (as defined by the Securities and Exchange Commission) to monitor the financial performance of our core operating activities prior to consideration of significant events that occur infrequently. Those non-GAAP measures include:

•	Non-GAAP operating expenses

•	Non-GAAP operating income

•	Non-GAAP net income

•	Non-GAAP earnings per share

We exclude infrequent items when determining our non-GAAP income and expense measures because we do not consider them part of our core operating results when assessing our operational performance, allocating resources to our business activities and preparing operating budgets. We believe that by comparing our non-GAAP income and expense measures across historical periods, our operating results can be evaluated exclusive of the effects of certain items that may not be indicative of our core operations.

While we believe these non-GAAP income and expense measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP income and expense measures. These non-GAAP income and expense measures are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing these non-GAAP income and expense measures. Items excluded in preparing these non-GAAP income and expense measures individually and collectively can have a material impact on operating expenses, operating income, net income and earnings per share. As a result, these non-GAAP income and expense measures have limitations and should not be considered in isolation from, or as a substitute for, financial statements prepared in accordance with GAAP.

For the three months ended September 30, 2012, the three months ended December 31, 2012, and the year ended December 31, 2012, we had relevant non-GAAP income and expense measures as a result of the effects of an affiliated entity asset impairment that occurred during the three months ended September 30, 2012, and a TappIn earnout liability not paid that occurred during the three months ended December 31, 2012. During the three months ended March 31, 2013, we had no infrequent items that made it necessary to prepare these non-GAAP income and expense measures. According, there are no such non-GAAP income and expense measures presented for the three months ended March 31, 2013.

Adjusted EBITDA Excluding Infrequent Items

Management utilizes Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization and Share-Based Compensation Expense) Excluding Infrequent Items to measure profitability and cash flow from our core operating activities. We monitor and review cost of revenues, selling, general, and administrative, or SG&A, expenses and research and development, or R&D, expenses to assess conformance with established budget expectations and to identify specific variances. Identifying and, if necessary, addressing variances above budget is important for the purpose of staying within budget ceilings. However, even variances below budget may indicate imbalances in resource allocations or deviation of operating activities from established expectations. We exclude infrequent items because when they occur as they typically do not directly impact profitability and cash flow resulting from our core activities. We had no such infrequent items during the 2013 quarter or the 2012 quarter.

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

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net (loss) income	$517	$(253)
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	183	(148)
Other expense	47	66
Depreciation and amortization	257	316
Stock-based compensation expense	192	199
Infrequent items	—	—

Adjusted EBITDA	$1,196	$180

See the section below comparing our results of operations for the three months ended March 31, 2013 and 2012, for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

EFT Standard and Enterprise Editions

We earn most of our software license revenue from sales of our EFT Standard Edition and EFT Enterprise Edition products and solutions. These products and solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide SMB and enterprise customers with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. In February 2013, we released Version 6.5 of our EFT platform which we have branded as EFT 2013. Enhancements and added capabilities in this latest version include, among others:

•	Comprehensive support for Unicode UTF-8 encoding allowing greater international use.

•	Enhanced administrative controls and improved visibility of the status and progress of file transfer activities.

•	Full support for Microsoft Windows Server 2012 and Microsoft SQL Server 2012.

•	Enhanced integration with our Mail Express managed email attachment solution.

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

CuteFTP

CuteFTP is a ‘“client side” software product, installed on a user’s local computer, that enables file transfers from or to an FTP server. The target market for the CuteFTP product includes corporate IT professionals who use it to transfer data between locations via the Internet and individual Web site operators who use it to upload their Web pages to their Web hosting provider, among others. While CuteFTP still has significant brand recognition in the market, the revenue dollars we earn from this product line and its percent of our total revenue has declined in recent years. We believe market availability of free FTP utilities and the emergence of social media with imbedded capabilities for sharing non-sensitive data such as photos and videos are examples of the primary causes of the decline in CuteFTP revenue. We released our current CuteFTP Version 9 in November 2012 with a number of updates including, among others:

•	Support for Unicode (UTF-8) characters that will allow greater international use.

•	Web Distributed Authoring and Versioning (WebDAV) support to facilitate collaboration between users in editing and managing documents and files stored on World Wide Web servers.

In creating the Version 9 release, we simplified our CuteFTP product line by consolidating all the features of our previous multi-product CuteFTP product line for Windows operating systems into the single new version. We continue to offer CuteFTP Version 3.1 software for Mac platforms. We believe our latest versions of CuteFTP can appeal to users wanting features more robust than offered in free alternatives and may slow or potentially even reverse the rate of decrease in CuteFTP’s level of contribution to our revenue in the future.

Cloud-Based MFT

Since 2010, we have had a partner agreement with Rackspace Hosting, Inc., a world leader in the hosting and cloud computing industry. We have a similar, more recent agreement with PEER 1 Hosting. Through these relationships, we deliver cloud-based, managed file transfer solutions for the secure exchange of business-to-business data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. We offer our cloud services capability in the United States, as well as in the United Kingdom and Canada, to support solution delivery in instances where country-specific compliance requirements may necessitate in-country delivery of the services.

The cloud-based solutions established an additional delivery method for our MFT products and solutions and potentially for other solution capabilities. Through our cloud services, we can offer new and existing customers “pay as you go”, flexible pricing under one, two, and three-year contracts that help them eliminate upfront capital expenditures. This subscription revenue provides us with a growing revenue stream visible into future periods. The revenue we earn from this product line is included in other revenue in the table below. While our cloud-based MFT revenue has grown from year-to-year, it does not yet constitute a material portion of our overall revenue.

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

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, is a client-server application that allows users to send and receive e-mail attachments, up to 25 GB, with enhanced security and visibility compared to typical e-mail solutions. The Mail Express application provides flexible, customer-defined administration privileges to allow e-mail administrators and end users to configure specific parameters for handling e-mail attachments in accordance with corporate policy. We released Mail Express 3 in August 2010 which led to continued revenue growth from that product line in 2011 and 2012. In February 2013, we announced the general availability of Mail Express Version 3.3 that includes a number of enhancements including, among others:

•	Integration with EFT 2013.

•	More flexible language support to enhance international appeal.

•	A new dashboard allowing additional administrator visibility into all connected clients.

We believe Mail Express will be competitive in the marketplace for the foreseeable future as a product for securely sharing and managing large e-mail attachments.

Secure Content Mobility Solution

Our TappIn by GlobalSCAPE product line provides the ability to easily and securely access and share documents, pictures, videos and music anytime, anywhere while eliminating or minimizing the storage of data in the cloud and the associated security and privacy concerns. From the office, at home, or on the road, customers can “Tapp In” to their files, stored in multiple locations, using any web browser and most Internet-enabled mobile devices (including Apple iPhone and iPad, Google Android and Windows Phone and Kindle Fire). With TappIn, users can avoid uploading and/or syncing to a cloud storage location and eliminate the need to pay for additional cloud storage. Instead, the TappIn service securely accesses the user’s existing in-house storage devices (such as a desktop computer, in-house network servers or network-attached storage devices), allows sharing files of any size and provides encryption to safeguard content.

The TappIn by GlobalSCAPE solutions incorporate elements of on-premises software, cloud and SaaS delivery models. Unlike other remote access products that can consume significant amounts of storage capacity on a smartphone or tablet, TappIn makes content available through a secure pathway that gives users access to files on their existing in-house storage devices without having to download those files to their mobile device. This delivery method not only saves storage space on the mobile device but also ensures content remains secure and private on the user’s existing in-house storage devices.

We believe secure content mobility is a rapidly emerging central feature of our served markets, including our primary MFT market. We believe exponential growth in smartphone and tablet sales and adoption, combined with rapid growth in retained content and BYOD expectations, potentially will drive strong revenue growth in this market segment.

Professional Services

We offer a range of professional services to complement our software and cloud-based solutions. These professional services include product customization and system integration, solution “quickstart” implementations, business process and workflow, policy development, education and training, and solution health checks. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary to support certain solution implementations and integrations.

Our professional services revenue is directly correlated to certain components of our cost of revenues (or cost of goods sold), because the services necessarily are labor intensive. For this reason, professional services typically have significantly lower margins than product sales or subscription services. However, we believe professional services allow us to better establish and maintain our solution implementations, while also providing our customers with the training and education services that help them make more complete use of our solution capabilities. In addition, for large contracts like the engineering services we provide to the U.S. Army, such professional services provide significant past performance that facilitates additional business. Over time, we believe the return on investment from increased professional services outweighs the potential near-term impacts on operating margins.

Overall Revenue Trends and Mix Between Products, Services, and Maintenance and Support

See our discussion below under Comparison of the Statement of Operations for the Three Months Ended March 31, 2013 and 2012 for a review of our overall revenue trends and mix between products, services, and maintenance and support.

Strategy and Outlook

We intend to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange. From our perspective, fully addressing this need for secure information exchange requires consideration of capabilities beyond traditional MFT, including managed e-mail attachment, cloud-based, and remote access security solutions. We believe we must consider ongoing, fundamental changes in customer technologies and processes, such as the rapidly increasing use of mobile devices, including “Bring Your Own Device”, or BYOD, aspirations, in the workplace.

Our strategic focus continues to center on:

•	Entering and establishing leadership in broader information exchange markets while maintaining leadership in the MFT industry.

•	Growing recurring revenue.

•	Developing and enhancing our software solutions.

•	Entering and extending our presence in the secure content mobility market.

•	Increasing international sales through third-party distributor channels.

•	Growing enterprise and government sales.

•	Developing our corporate brand and market recognition.

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

We offer services to the much larger, and adjacent, cloud services market with our Managed Information Xchange, or MIX, and Hosted Enhanced File Transfer solutions. Gartner, a notable industry analyst, estimated the cloud computing market would grow from an estimated $109 billion in 2012 to approximately $207 billion by 2016. This market includes categories such as infrastructure-as-a-service, management and security, and SaaS. Our partner agreements with hosting providers such as Rackspace and Peer 1, and the proven, modular capabilities of our EFT solution suite, provide us a straightforward path for delivering our products and technology to specific segments of this market

We have added adjacent-market capabilities, such as business automation and business activity monitoring, to the EFT software also through our modular solution architecture. These capabilities are helping to underpin the consistent growth in revenue from the EFT solution suite. In addition, our Mail Express solution was recognized by Info Security Products Guide as a “Global Excellence Award” winner in February 2012 in the Email Management and Security category. We believe strengthening our ad hoc file transfer solutions remains a key strategy element and we intend to pursue solution enhancements in this area in future periods. Our secure content mobility competencies provide another potentially compelling complement to traditional MFT capabilities, including ad hoc file transfer solutions. We have developed a secure mobile access module for our EFT solution as an initial point of integration with our TappIn technology. We regard secure content mobility potentially as a unifying concept for our solution portfolio given the central position and importance of content (i.e., data and information) in the market drivers for our solutions. We intend to further integrate our solution capabilities, for example as demonstrated by the February 2013 integration of Mail Express functionality as a module within the EFT solution suite, to take advantage of potential synergies and strengths across our solution portfolio, while also possibly simplifying our marketing and sales processes.

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

Growing Recurring Revenue

Recurring revenue includes M&S contracts and subscriptions for our cloud-based managed and hosted solutions. In the broadest sense, delivery of labor hours on long-duration professional services contracts also fits within this growth strategy because such “contracted sales” provide a book of sold business that will be recognized as revenue in future periods with some revenue from these labor contracts potentially visible even two or three years in the future. This future revenue is included in deferred revenue on our balance sheet and in Aggregate Contract Value (ACV) as previously described in the Key Business Metrics section. We believe increasing recurring revenue provides greater predictability of revenue in future periods and a stronger hedge against future business or broader economic downturns.

We believe execution of this strategy element potentially could provide greater predictability of revenue in future periods and a stronger hedge against future business (or broader economic) downturns. Currently, the largest component of our recurring revenue is from M&S contracts. We intend to focus on delivering continued growth in M&S contracts and the deferred revenue they yield, while assessing market traction for the full range of our solutions on an ongoing basis. From this perspective, M&S revenue may continue to grow in absolute terms, and as a percentage of total revenue, for some period of time, depending on the relative future growth rates of all of our solutions.

Subscription sales of our managed solution and TappIn products may change the trajectory of our future revenue growth. We believe that due to its compounding effects, subscription revenue for these software-as-a-service offerings potentially can grow more quickly and significantly than software license revenue and create increased operating margins.

Developing and Enhancing Our Solutions

We have allocated significant resources to enhancing and developing our solutions in recent years. This strategic focus has delivered additional features and functionality in our Enhanced File Transfer, WAFS and Mail Express solutions, our cloud-based offerings, our TappIn secure content mobility products and our professional services. We intend to maintain our focus on developing our solution portfolio and, as appropriate, enhancing our existing solutions.

Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisitions. We maintain an active research and development program and work closely with partners and others in the industry to identify new solution opportunities. Examples of this activity over the years include:

•

In 2008, we began our first original equipment manufacturer, or OEM, partnership with Network Automation, embedding Network Automation’s AutoMate product as the Advanced Workflow Engine, or AWE, module to our Enhanced File Transfer Server solution.

•	In 2010, we expanded our partner agreement to become a worldwide reseller of Network Automation’s software solutions, AutoMate and AutoMate Business Process Automation Server.

•	Over the past three years, we have partnered with hosting providers (including Rackspace Hosting) to deliver the MIX and Hosted EFT Server solutions.

•	In December 2011, we acquired the TappIn secure content mobility technology.

•	In 2012, we established additional OEM and co-marketing relationships for our TappIn solutions.

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

We believe the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users. While storing and accessing data in a cloud environment is viable in many circumstances, we believe there also is a significant demand in the marketplace for the ability to access data in a manner similar to that offered by cloud computing but with the data being accessed and stored within the security of computers, servers or data centers owned by or dedicated solely to a particular individual or enterprise, rather than in the cloud. Many of our customers already using our EFT Server and other products have expressed a desire to have the flexibility to access their data or monitor the status of their MFT activities from anywhere using a tablet computer or smartphone and security protocols at least equivalent to that offered by our EFT Server and other products. Our TappIn technology potentially can provide or contribute to that functionality. Therefore, we intend to expand and enhance the TappIn capabilities and appeal for enterprise customers.

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

Channel sales can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. We leverage this approach to reduce our overall cost of marketing and selling our solutions in geographic areas where it would be costly to establish a presence with our own employees. To facilitate this approach, we host channel partner conferences to provide a forum for exchanging ideas and delivering partner-specific sales education and training. We currently derive approximately 85 percent of our sales from the United States, United Kingdom, Canada, and Australia. Achieving an additional presence in regions we historically have not served to any notable degree could increase our sales in future years. For example, we have placed increased emphasis on sales to Latin America and Asia in recent periods.

Growing Enterprise and Government Sales

GlobalSCAPE conducts business with thousands of businesses around the world. We provide solutions to some of the world’s largest banks, insurance companies, healthcare providers, automakers and film companies. We intend to continue penetrating large enterprise firms with our expanding solutions and services.

Government sales, particularly large contracts from the U.S. Army, have had a significant positive impact on our growth and market image in recent years. However, these large contracts also have caused significant swings in our financial results. We are focused on more deliberate growth in government sales, including software and associated services, potentially augmented by occasional large product orders.

We have an M&S contract with the U.S. Army to support the Standard Army Maintenance System-Enhanced (SAMS-E) logistics program. This is the fourth large U.S. Army contract for GlobalSCAPE since 2005. This contract extends through September 2013. It is a sole source contract for $1.35 million, which we recognize as revenue in equal monthly installments over that term. Under this agreement, we provide M&S for previously purchased software licenses, including the EFT solution and CuteFTP Pro managed file transfer application. GlobalSCAPE solutions enable the SAMS-E program to maintain compliance with federal and U.S. Army and information security regulations as a result of our product certifications that include Federal Information Processing Standards (FIPS 140-2) and the U.S. Army Certificate of Networthiness.

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

We believe we have continued to enhance our brand through additional national and regional attention resulting from the numerous corporate awards we have received including:

•	In 2012, the San Antonio Business Journal named us one of San Antonio’s fast track companies for revenue growth.

•	In 2012, we also were named one of the top 50 companies in the San Antonio Express-News Top Workplaces for the third year in a row.

•	In 2012, we were named one of the “Best Places to Work” by the San Antonio Business Journal for the third year in a row.

•	In 2011, Computerworld named GlobalSCAPE on its list of “100 Best Places to Work in IT” for the second year in a row.

•	In 2012, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the third year in a row.

•	In 2010, we were named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers.

•

In 2010 and 2009, we were named to Deloitte’s Technology Fast 500 list of the fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America on the basis of five-year revenue growth.

We believe the corporate, financial, and technical awards we have received over the years in aggregate increase our market visibility and provide a stronger basis for continued development of the GlobalSCAPE brand.

Liquidity and Capital Resources

Our cash and working capital positions were as follows (in thousands):

	March 31, 2013	December 31, 2012
Cash and cash equivalents	$8,056	$8,079
Working capital	$588	$73
Working capital plus deferred revenue (non-GAAP presentation)	$10,420	$8,366

Deferred revenue, unlike all other liability components of our working capital, is an obligation we will satisfy through ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability. Working capital plus deferred revenue is not a measure of financial position under GAAP, has limitations as an analytical tool and when assessing our financial position and should not be considered a substitute for working capital computed in accordance with GAAP.

Cash provided or used by our various activities consisted of the following (in thousands):

	Cash Provided (Used) During the Three Months Ended
	March 31, 2013	March 31, 2012
Operating activities	$1,007	$(663)
Investing activities	$(705)	$(130)
Financing activities	$(325)	$(322)

The increase in cash provided by operating activities during the three months ended March 31, 2013 (“the 2013 quarter”) compared to the three months ended March 31, 2012 (“the 2012 quarter”) was primarily due to:

•

Net income during the 2013 quarter compared to a net loss for the 2012 quarter (see the comparison of statement of operations for the 2013 quarter and the 2012 quarter below for a discussion of the changes in the components of these amounts.)

•	A decrease in accounts receivable in the 2013 quarter compared to an increase in accounts receivable in the 2012 quarter due to enhanced collection policies and procedures.

•

An increase in accounts payable in the 2013 quarter compared to a decrease in the 2012 quarter and a smaller increase in accrued liabilities in the 2013 quarter compared to the 2012 quarter due to improved disbursements management that allowed us to pay vendors later.

•	An increase in federal income taxes payable in the 2013 quarter compared to a decrease in the 2012 quarter due to the timing of when taxes were due based on our business activities.

Offset by

•

A smaller increase in deferred revenue in the 2013 quarter compared to the 2012 quarter due to variations in the timing of sales of M&S contracts and payments under professional services contracts occurring in the normal course of business.

The increased use of cash for investing activities during the 2013 quarter compared to the 2012 quarter was primarily due to:

•

A $500,000 disbursement in the 2013 quarter to satisfy a milestone-based, earn-out payment due under the terms of the TappIn, Inc. purchase agreement to its former stockholders, which is an event that did not occur in the 2012 quarter.

•

An increase in capitalized software development costs in the 2013 quarter compared to the 2012 quarter due to a greater number of our software development projects having progressed to having a detailed program design or working prototype.

The amount of cash used for financing activities remained substantially the same in the 2013 quarter compared to the 2012 quarter and consisted primarily of principle payments on our notes payable to a bank.

Our primary obligations at March 31, 2013 were:

•

Deferred revenue of $9.8 million of which $8.2 million is the primary component of our current liabilities. Our deferred revenue arises primarily from our obligation to provide services in the future under maintenance and support contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years.

•	Notes payable to a bank of $5.4 million (see discussion below under Loan Agreements).

•	The TappIn earnout of $3.7 million (see discussion below under TappIn Earnout).

•	Trade accounts payable, accrued liabilities, obligations under operating leases and amounts due third parties under royalty agreements all incurred in the normal course of business.

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

We plan to expend significant resources in the future on internal product development programs and may also use our cash to as well as possibly license or acquire technology, products, or businesses. Because our principal source of cash is cash flow from operations, if our sales were to decline or our expenses to increase, our available cash could also decline. If sales decline or expenses increase significantly, or if our liquidity is otherwise under duress, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Loan Agreements

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

Our principal payments made in accordance with these notes payable have resulted in an aggregate principal balance outstanding under these notes as of March 31, 2013, of $5.4 million.

Interest and principal are payable under both notes in 60 equal monthly installments that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

The Loan Agreements contain the following financial covenants:

•

Beginning with the first quarter of 2013, we must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of March 31, 2013, this debt service coverage ratio was 2.61.

•

Beginning with the first quarter of 2013, we must maintain a maximum debt to tangible net worth ratio of 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of March 31, 2013, this debt to tangible net worth ratio was 0.59:1.

•	We must maintain liquid assets (cash and marketable securities) of at least $3.2 million in 2013 and $2.2 million in 2014. As of March 31, 2013, cash and marketable securities were $8.1 million.

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

TappIn Earnout

In accordance with our December 2011 merger agreement with TappIn, to complete the earnout payment to the former stockholders of TappIn related to the introduction of our TappIn Professional Edition in 2012, we made a $500,000 payment to them in March 2013. This agreement provides for payment of additional contingent consideration of up to $8 million upon achieving certain revenue milestones by no later than December 31, 2014. Our balance sheet at March 31, 2013, includes a liability of $3.7 million for these possible payments which we determined based on our estimates of the likelihood of achieving these revenue milestones.

Contractual Obligations

At March 31, 2013, our principal commitments consisted of obligations outstanding under the loan agreements described above, operating leases for our office space, royalty agreements with third parties, federal income tax payable, trade accounts payable and accrued liabilities. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products or businesses related to our current business strategy.

Our contractual obligations at March 31, 2013, other than (1) the TappIn earnout liability described above and (2) trade accounts payable, accrued liabilities, royalties and federal income taxes we incur in the normal course of business, consisted of the following:

	Amounts Due for the Period (000’s)
	Three Months Ending March 31,	Fiscal Years
	2013	2014 - 2016	2017 - 2019	Thereafter	Total
Long term debt	$1,176	$4,703	$—	$—	$5,879
Operating leases	355	1,177	810	—	2,342

	$1,531	$5,880	$810	$—	$8,221

Comparison of the Statement of Operations for the Three Months Ended March 31, 2013 and 2012

In our discussion below, we refer to the three months ended March 31, 2013 as the “2013 quarter” and the three months ended March 31, 2012 as the “2012 quarter”. Our references to increases or decreases relate to the 2013 quarter compared to the 2012 quarter as presented in the following table ($’s in thousands):

	Three Months ended March 31,
	2013	2012	$ Change
Total revenues	$5,879	$5,393	$486
Cost of revenues	263	318	(55)
Selling, general and administrative expenses	3,850	4,152	(302)
Research and development expenses	762	942	(180)
Depreciation and amortization	257	316	(59)

Total operating expenses	5,132	5,728	(596)

(Loss) income from operations	747	(335)	1,082
Other income (expense)	(47)	(66)	19

Net (loss) income before income taxes	700	(401)	1,101
Income tax expense (benefit)	183	(148)	331

Net (loss) income	$517	$(253)	$770

Revenue. We derive our revenue primarily from the following activities:

•	Software license revenue, which results from sales of our EFT Enterprise, EFT Standard, CuteFTP and WAFS products and solutions, which we typically recognize at the time of product shipment.

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

The components of our revenues are as follows ($ in thousands):

	Revenue for the Three Months ended March 31,
	2013		2012
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise	$3,618	61.5%	$3,269	60.6%
EFT Standard	888	15.1%	891	16.5%

Total EFT Products and Solutions	$4,506	76.6%	$4,160	77.1%
Wide Area File Services/CDP	381	6.5%	425	7.9%
Professional Services	399	6.8%	329	6.1%
CuteFTP	353	6.0%	286	5.3%
Other	240	4.0%	193	3.6%

Total Revenue	$5,879	99.9%	$5,393	100.0%

Maintenance and Support Included in Total Revenue	$3,283	55.8%	$2,640	49.0%

Our total revenue increased 9.0% in the 2013 quarter compared to the 2012 quarter. This increase consisted of a 24.4% increase in our revenue from M&S sales offset by a 5.7% decrease in revenue from all other sources combined. Specific components of these changes consisted of the following:

•

EFT Enterprise Edition and Standard Edition revenue in total increased 8.3% which consisted of a 28.7% increase in M&S revenue offset by a 16.3% decrease in software license revenue. The M&S revenue increase reflects our continued emphasis on customer satisfaction resulting in continued growth in M&S contract renewals. The software license revenue decrease was primarily a result of our new website launches in mid-2012, which, while beneficial in the longer term, temporarily impacted our search engine optimization efforts and overall generation of new customer leads from online marketing activities. In 2013, we are implementing new sales and marketing campaigns, and reviewing our resource allocation, to support a return to a growth trend in software license revenue from our EFT products and solutions. By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years.

•

Wide Area File Services/CDP revenue decreased 10.4% which consisted of a 7.2% increase in M&S revenue offset by a 31.6% decrease in software license revenue. The M&S revenue increase reflects our continued emphasis on customer satisfaction resulting in continued growth in M&S contract renewals. The license revenue decrease was primarily due to our implementation of a plan to more selectively sell this product in environments similar to those in which customers have effectively used the WAFS product without encountering legacy WAFS issues. We are continuing development of this product so that it functions effectively and efficiently in additional environments which will allow us to broaden its market opportunities. We believe that initiative, combined with our ongoing commitment to customer satisfaction and support, could yield increased WAFS/CDP revenue in the future.

•

Professional services revenue increased 21.4% primarily due to additional emphasis during our product sales efforts on promoting delivery of complementary professional services that enhance our new customers’ implementation and training experience. Similarly, we have implemented programs, focused on existing customers, where we promote supplemental, post-sale services that have produced incremental and larger professional services engagements within our customer base. This emphasis on professional services sales and delivery has allowed us to significantly increase our revenue in this area, even as revenue derived from our participation under the MAT contract with the U.S. Army supporting Army logistics has declined compared to prior years. We earn a significant portion of our professional services revenue under our contract supporting Army logistics. Our level of participation under the MAT contract may continue to change in the future due to a variety of factors, including availability of government budget authorization for the Army logistics program and our evolving work share of the contract, all of which could materially impact the revenue we earn in the future under that contract. However, we believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

•

CuteFTP revenue increased 23.4% primarily as a result of our release in November 2012 of CuteFTP Version 9 with an improved feature set to better address the user’s higher performance and security demands. CuteFTP is one of few secure FTP client programs that supports a wide range of security standards related to the FTP protocol.

Overall, M&S revenue continued its trend over recent years of becoming an increasing percentage of our total revenue. Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to (1) our recent emphasis on maximizing revenue from M&S contract renewals as discussed above and (2) the growing installed base of our software products in the marketplace. This installed base growth creates a compounding effect for M&S renewals because the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeds the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow. We view this M&S revenue increase as a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions expenses directed associated with professional services delivery and amortization of capitalized software development costs. Cost of revenues decreased 17.3% primarily due to:

•

Decreased labor costs of $56,000 associated with professional services under the MAT contract as a result of the reduction in our level of participation in the MAT contract as described in our revenue discussion above.

•	Decreased royalties of $14,000 on certain product sales due to a favorable renegotiation of the terms of certain royalty agreements.

Offset by:

•	Increased hosted server expenses of $37,000 to support our MIX and Hosted EFT Server solutions in international markets.

Selling, General and Administrative. Selling, general, and administrative expenses decreased 7.3% primarily due to decreases in:

•	Salaries and wages of $84,000 resulting primarily from the consolidation of our chief executive officer and president/chief operating officer positions.

•	Bonus expense of $107,000 due to a restructuring of our leadership bonus plan.

•	Travel and entertainment expense of $68,000 due to enhanced general cost control policies.

•	Legal fees of $61,000 due to costs incurred 2012 in connection with the TappIn, Inc. acquisition that were not repeated in 2013.

•	Public relations expense of $53,000 due management of international and trade show outreach costs.

Research and Development. Research and development expenses decreased 19.1% primarily due to:

•	An increase in capitalized software development costs of $91,000 resulting from development of our EFT 2013 Standard and Enterprise editions that were released in February 2013.

•	Decreased expense in seminars and training of $35,000 due to general cost control policies.

•	Decreased bonus expense of $24,000 due to a restructuring of our leadership bonus plan.

Depreciation and Amortization. Depreciation and amortization decreased 18.7% due to the software and customer list intangible assets arising from the Availl acquisition becoming fully amortized in during 2012 such that there was no amortization expense associated with these items in 2013.

Other Income and Expense. Other income and expense decreased by 28.8% due to a decrease in interest expense as a result of the outstanding principle balance on our notes payable declining throughout the year as we made the scheduled payments of principle and interest.

Income Taxes. For the 2013 quarter, our effective income tax rate of 27.2% differed from a federal statutory rate of 34% primarily due to:

•	Research and development tax credits that will be claimed on our federal income tax return.

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

•	State income taxes included in income tax expense in our financial statements.

For the 2012 quarter, our effective tax rate of (36.9)% differed from the statutory rate of 34% primarily due to:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

•	State income taxes included in income tax expense in our financial statements.

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

During the three months ended March 31, 2013, approximately 28% of our sales came from customers outside the United States. All revenues are received in U.S. dollars so we have no material exchange rate risk with regard to the sales We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes quarterly in pound sterling. The impact of this currency translation has not been material to our business.

Item 4. Controls and Procedures

As of the end of the period covered by this report, our President and Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GlobalSCAPE is named as one of a number of defendants in a patent infringement suit filed by Uniloc Luxembourg S.A. in the United States District Court for the Eastern District of Texas Tyler Division. The complaint alleges that GlobalSCAPE infringed on a patent that addresses software piracy prevention functionality. GlobalSCAPE believes that it has meritorious defenses to plaintiff’s claims in this case and intends to defend this lawsuit vigorously. GlobalSCAPE believes any loss it may incur in this matter would be immaterial to the Company’s financial position and results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2012 Form 10-K filed with the Securities and Exchange Commission on March 28, 2013. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

GLOBALSCAPE, INC.

May 14, 2013	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer