Form 10-Q
period 2013-06-30
GLOBALSCAPE INC
filed 2013-08-07
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2013

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

As of August 1, 2013, there were 18,764,716 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2013

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, CuteSendIt®, Mail Express are registered trademarks of GlobalSCAPE, Inc. Secure FTP ServerTM, Wide Area File ServicesTM, WAFSTM, CDPTM, DMZ Gateway®, Advanced Workflow EngineTM, Applicability Statement 2 TM, AS2TM, AWETM, Enhanced File Transfer ServerTM, Managed Information XchangeTM, MIXTM, Hosted Enhanced File Transfer ServerTM, EFT ServerTM, CuteFTP LiteTM, CuteFTP HomeTM, Secure Ad Hoc TransferTM, Total Path SecurityTM, Enhanced File Transfer ServerTM, EFT Server EnterpriseTM, Enhanced File Transfer Server Enterprise TM, Stop to Ask TM, Total Recall TM, Stop Tomorrow’s Viriuses Today TM, GlobalSCAPE Securely Corrected TM, and appShieldTM are trademarks of GlobalSCAPE, Inc. TappIn® and TappIn and desigin are registered trademarks of our wholly-owned subsidiary, TappIn, Inc.-Now Playing TM, TappIn Secure Share TM, Social Share TM, and Enhanced A La Carte Playlist TM, are trademarks of our wholly-owned subsidiary TappIn, Inc. Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

GlobalSCAPE, Inc.

Condensed Consolidated Balance Sheets

(in thousands except per share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$7,812	$8,079
Accounts receivable (net of allowance for doubtful accounts of $201 and $171 as of June 30, 2013 and December 31, 2012, respectively)	4,799	3,350
Income tax receivable	343	—
Current deferred tax assets	194	177
Prepaid expenses	411	426

Total current assets	13,559	12,032
Fixed assets, net	787	900
Investment in certificate of deposit	3,091	3,060
Intangible assets, net	4,299	4,308
Goodwill	12,712	12,712
Deferred tax asset	437	535
Other assets	103	41

Total assets	$34,988	$33,588

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$592	$432
Accrued expenses	1,271	1,353
Income tax payable	—	46
TappIn earn out, current portion	—	500
Long term debt, current portion	1,366	1,335
Deferred revenue	9,402	8,293

Total current liabilities	12,631	11,959
Deferred revenue, non-current portion	1,577	1,480
Other long term liabilities	61	62
TappIn earn out, non-current portion	3,694	3,694
Long term debt, non-current portion	3,696	4,389
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	—	—
Common stock, par value $0.001 per share, 40,000,000 authorized, 19,123,297 and 18,846,547 issued June 30, 2013 and December 31, 2012, respectively	19	19
Additional paid-in capital	14,862	14,435
Treasury stock, 403,581 shares, at cost, at June 30, 2013 and December 31, 2012.	(1,452)	(1,452)
Retained earnings	(100)	(998)

Total stockholders’ equity	13,329	12,004

Total liabilities and stockholders’ equity	$34,988	$33,588

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Operating Revenues:
Software licenses	$1,905	$2,541	$3,863	$4,885
Maintenance and support	3,367	2,611	6,650	5,251
Professional services	426	411	825	739
Other	227	139	467	220

Total Revenues	5,925	5,702	11,805	11,095

Operating Expenses:
Cost of revenues	269	313	533	631
Selling, general and administrative expenses	3,796	4,243	7,646	8,395
Research and development expenses	968	897	1,730	1,839
Depreciation and amortization	264	321	521	637

Total operating expenses	5,297	5,774	10,430	11,502

Income (loss) from operations	628	(72)	1,375	(407)
Other income (expense), net	(43)	(61)	(90)	(127)

Income (loss) before income taxes	585	(133)	1,285	(534)
Provision (benefit) for income taxes	204	7	387	(141)

Net income (loss)	$381	$(140)	$898	$(393)

Comprehensive income (loss)	$381	$(140)	$898	$(393)

Net income (loss) per common share—
Basic	$0.02	$(0.01)	$0.05	$(0.02)
Diluted	$0.02	$(0.01)	$0.05	$(0.02)
Weighted average shares outstanding:
Basic	18,502	18,320	18,473	18,304
Diluted	18,955	18,320	18,920	18,304

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

(In thousands, except share amounts)

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
Balances at December 31, 2012	18,846,547	$19	$14,435	$(1,452)	$(998)	$12,004

Shares issued upon exercise of stock options	116,750	—	157	—	—	157

Stock-based compensation expense:

Stock options	—	—	224	—	—	224

Restricted stock	160,000	—	73			73

				—	—

Net decrease in excess tax benefit from stock-based compensation	—	—	(27)	—	—	(27)

Net income	—	—	—	—	898	898

Balances at June 30, 2013	19,123,297	$19	$14,862	$(1,452)	$(100)	$13,329

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2013	2012
Operating Activities:
Net income (loss)	$898	$(393)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	521	637
Stock-based compensation	297	428
Deferred taxes	81	(172)
Bad debt expense (recoveries)	75	(14)
Net tax effect of stock option and restricted stock activity	27	5
Changes in operating assets and liabilities:
Accounts receivable	(1,524)	(891)
CoreTrace receivable	—	(150)
Prepaid expenses	15	1
Income tax receivable and payable	(416)	(242)
Other assets	(62)	(11)
Accounts payable	160	(265)
Accrued expenses	(82)	(85)
Deferred revenues	1,206	404
Other long-term liabilities	(1)	4

Net cash provided by (used for) operating activities	1,195	(744)

Investing Activities:
Purchase of property and equipment	(39)	(190)
Software development costs	(360)	(178)
Tappin, Inc. earnout liability paid	(500)	—
Interest reinvested in certificate of deposit	(31)	—

Net cash provided by (used for) investing activities	(930)	(368)

Financing Activities:
Proceeds from exercise of stock options	157	19
Net tax effect of stock option and restricted stock activity	(27)	(5)
Notes payable principle payments	(662)	(631)

Net cash provided by (used for) financing activities	(532)	(617)

Net increase (decrease) in cash	(267)	(1,729)
Cash at beginning of period	8,079	8,861

Cash at end of period	$7,812	$7,132

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on notes payable	$125	$154

Income taxes	$734	$271

The accompanying notes are an integral part of these financial statements.

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2013

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. and its wholly-owned subsidiary TappIn, Inc.(together referred to as “we,” “us,” “our,” “GlobalSCAPE,” or the “Company”) operate primarily in the managed file transfer industry by providing secure information exchange capabilities for enterprises and consumers through the development and sale of software, delivery of managed and hosted solutions, and provisioning of associated services. Our solutions portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files and other similar information between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. Our solutions provide the ability to monitor these activities, as well as access the underlying data, securely and flexibly, through a wide range of network-enabled, mobile devices, including tablets and smartphones.

Throughout these notes unless otherwise noted, our references to the 2013 period and the 2012 period refer to the six months ended June 30, 2013 and June 30, 2012, respectively.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and footnotes required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which we refer to as the 2012 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2012 Form 10-K and in this report.

We follow accounting standards set by the Financial Accounting Standards Board. This board sets GAAP that we follow in preparing financial statements that report its financial position, results of operations, and sources and uses of cash. We also follow the reporting regulations of the SEC.

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

There have been no changes in our significant accounting policies during the 2013 period from those described in our 2012 Form 10-K. Listed below is a condensed version of our significant accounting policies.

Principles of Consolidation

The accompanying consolidated financial statements of GlobalSCAPE are prepared in conformity with GAAP. All intercompany accounts and transactions have been eliminated.

Revenue Recognition and Deferred Revenue

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

We earn the majority of our software license revenue from software products sold under perpetual software license agreements. At the time our customers purchase these products, they typically also purchase a product maintenance and support, or M&S, agreement. These transactions are multiple element software sales for which we assess the presence of vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements to determine the portion of these sales to recognize as revenue upon delivery of the software product and the portion of these sales to record as deferred revenue at the time the product is delivered. We amortize the deferred revenue component to revenue in future periods as we deliver the related future services to the customer. For transactions for which we cannot establish VSOE of fair value of the undelivered elements, we initially record the entire transaction as deferred revenue and amortize that amount to revenue in future periods as we deliver the related future services to the customer.

Our deferred revenue consists primarily of revenue to be earned in the future as we deliver services under M&S agreements. Certain of our customers will accept, and sometimes pay, our invoices for M&S services prior to the commencement of the M&S period. In such cases, we record accounts receivable and deferred revenue in the same amount at the time we submit an invoice to the customer and commence recognition of the deferred revenue as revenue only after the M&S period begins.

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

As of December 31, 2012, after assessing the totality of the relevant qualitative events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date and, in accordance with GAAP, performed no further testing. There have been no material events or changes in circumstances since that time indicating that the carrying amount of these assets may exceed their fair market value and that interim testing needed to be performed.

Intangible Assets Being Amortized

We have two primary categories of intangible assets being amortized:

•

Capitalized software development costs. When we complete research and development for a software product and have a completed a detail program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years. We capitalized $360,000 of software development costs in the 2013 period and $178,000 in the 2012 period.

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

Contingent Consideration

Our acquisition of TappIn, Inc., or TappIn, includes the possibility of future contingent consideration payments to the former shareholders of TappIn if our TappIn product line achieves certain revenue milestones. We estimate the fair value of this contingent consideration, referred to as the TappIn earn out liability, based on our assessment of the probabilities of achieving the prescribed milestones. These estimates involve significant judgment. Changes in the fair value of the TappIn earn out liability may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. At each reporting date, we assess the fair value of this contingent consideration liability. Changes in the fair value of these liabilities are reflected in our net income and could materially affect our operating results.

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

•

We use primarily the simplified method to derive an expected term, which represents an estimate of the time options are expected to remain outstanding. We use this method because our options are plain-vanilla options, and we believe our historical option exercise experience is not adequately indicative of our future expectations.

•	We base the risk-free rate for periods within the contractual life of the option on the U.S. treasury yield curve in effect at the time of grant.

The assumptions used to determine compensation cost for our stock options are as follows:

	Six Months Ended June 30,
	2013	2012
Expected volatility	56%	68%
Expected annual dividend yield	0	0
Risk free rate of return	1.24%	1.30%
Expected option term (years)	6.00	6.00

Income Taxes

We recognize taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Reclassifications

Capitalized software development costs are included in intangible assets at June 30, 2013, and December 31, 2012 in the accompanying financial statements. That balance as of December 31, 2012, was previously included in fixed assets in our consolidated financial statements included in our 2012 Form 10-K.

4.	Intangible Assets

Our intangible assets profile at June 30, 2013, was as follows ($’s in thousands):

	Gross Carrying	Accumulated	Net Book	Life
	Amount	Amortization	Value	(Years)
Balances as of June 30, 2013
Capitalized software development costs	$689	$(105)	$584	3
Intangible assets acquired
TappIn
Customer relationship	$1,863	$(295)	$1,568	10
Developed technology	2,771	(627)	2,144	7
Availl
Software	1,775	(1,775)	—	5
Customer list	180	(180)	—	5
Patent	7	(4)	3	18

Total	$7,285	$(2,986)	$4,299

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Actual Amortization Expense	$189	$221	$369	$442

Estimated Future Amortization Expense
Six months ending December 31, 2013	$385
Year ending December 31,
2014	800
2015	785
2016	641
2017	596
2018	549
Thereafter	543

Total	$4,299

5.	Notes Payable

In December 2011, we borrowed $7 million under loan agreements with The Bank of San Antonio to fund a portion of the purchase price of TappIn. These loan agreements provide for the following notes payable:

•	A note payable with an original principal balance of $4 million bearing interest at 4.75% per annum and secured by substantially all of our assets.

•

A note payable with an original principal balance of $3 million bearing interest at 4.25% per annum and secured by a certificate of deposit with The Bank of San Antonio of $3.0 million bearing interest at 2.0% per annum. This certificate of deposit is included in long-term investments on our balance sheet.

At June 30, 2013, the total principal balance outstanding under these notes payable was $5.1 million.

Interest and principal are payable under both notes payable in 60 equal monthly installments aggregating $131,000 each that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

Scheduled future principal payments under the loan agreements as of June 30, 2013, are as follows ($ in thousands):

Six months ending December 31, 2013	$673
Year Ending December 31,
2014	1,397
2015	1,462
2016	1,530

Total	$5,062

The Loan Agreements contain the following financial covenants:

•

We must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of June 30, 2013, this debt service coverage ratio was 2.07.

•

We must maintain a maximum debt to tangible net worth ratio of 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of June 30, 2013, this debt to tangible net worth ratio was 0.53:1.

•	We must maintain liquid assets (cash and marketable securities) of at least $3.2 million in 2013 and $2.2 million in 2014. As of June 30, 2013, cash and marketable securities were $7.8 million.

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

6.	Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted and may grant in the future incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Compensation expense related to stock options and restricted stock awards was as follows (in thousands):

Three Months Ended June 30,		Six Months Ended June 30,
2013	2012	2013	2012
$105	$229	$297	$428

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan (“2010 EIP”) is our current stock-based incentive plan for our employees. It authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards. The exercise price, term and other conditions applicable to each stock option or stock award granted under the 2010 EIP are determined by the Compensation Committee of the Board of Directors. The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date. Stock options expire ten years from the date of grant. During a portion of 2010 and in earlier years, we issued stock options under the GlobalSCAPE, Inc. 2000 Stock Option Plan, which is a plan under which we no longer issue stock options.

Stock option activity for the six months ended June 30, 2013 was as follows:

	Number of Shares	Average Exercise Price	Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2012	3,650,095	$1.91	6.14	$300
Granted	253,740	1.56
Exercised	(116,750)	1.35
Forfeited	(164,750)	2.04

Outstanding at June 30, 2013	3,622,335	$1.90	5.64	$581

Exercisable at June 30, 2013	2,674,250	$1.90	4.51	$557

Additional information about our stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average fair value per share of options granted	$0.87	$0.76	$0.82	$0.87
Intrinsic value of options exercised	$34	$15	$34	$15
Cash received from stock option exercises	$153,000	$19,000	$157,000	$19,000
Unrecognized compensation expense related to non-vested options at the end of the period	$784,000	$1,300,000	$784,000	$1,300,000
Weighted average years over which non-vested options will be recognized	1.82	2.08	1.82	2.08

Restricted Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan provides for the issuance of either stock options or restricted stock awards. The fair value of stock awards is based upon the market price of the underlying common stock as of the date of grant. Stock awards are amortized over their applicable vesting period of one year using the straight-line method. Stock awards activity for the six months ended June 30, 2013 was as follows:

	Number of Shares	Grant Date Fair Value Per Share	Total Value of Shares That Vested
Restricted shares outstanding at December 31, 2012	80,000	$1.97
Shares granted with restrictions	80,000	1.65
Shares vested and restrictions eliminated	(80,000)	1.97	$133,600

Restricted shares outstanding at June 30, 2013	80,000	$1.65

At June 30, 2013, we had $124,000 of unrecognized compensation cost related to non-vested, restricted stock awards which is expected to be recognized as expense over a weighted-average period of 11 months.

7.	TappIn Earnout

The TappIn earn out liability on our balance sheet relates to $4.5 million of contingent consideration possibly payable to the former shareholders of TappIn if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. Based on our estimate of the probability and likelihood of this earn out ultimately being paid, our balance sheet at June 30, 2013, includes a liability of $3.7 million for these possible payments. In accordance with our December 2011 merger agreement with TappIn, to complete the earnout payment to the former stockholders of TappIn related to the introduction of our TappIn Professional Edition in 2012, we made a $500,000 payment to them in March 2013.

8.	Income Taxes

For the 2013 period, our effective income tax rate of 30% differed from a federal statutory rate of 34% primarily due to:

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

For the 2012 period, our effective tax rate of (26.4)% differed from the statutory rate of 34% primarily due to:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

•	State income taxes included in income tax expense in our financial statements.

As of June 30, 2013, we had federal income tax net operating loss carry forwards of $1.1 million available to offset future federal taxable income, if any, that expire in 2030 and 2031. These carry forwards arose from TappIn operations before we purchased TappIn, Inc. Since our acquisition of TappIn, Inc. resulted in a change in control of that entity as defined by Section 382 of the Internal Revenue Code, we are limited to applying the following maximum amounts of this carry forwards against our taxable income in the indicated year:

2013	$342,000
2014	175,000
2015	175,000
2016	175,000
2017	175,000
2018	93,000

We claimed research and experimentation tax credits (“R&D tax credit”) on certain of our tax returns and have included the effect of those credits in our provision for income taxes with a related resulting effect on our income taxes payable amounts. Certain of those returns, and in particular the R&D tax credit claimed on those returns, are under routine examination by the Internal Revenue Service. Certain components of the determination of the R&D credit claimed involve estimates and judgments that we believe we applied in accordance with the Internal Revenue Code. However, since the Internal Revenue Service could interpret these estimates and judgments from a perspective that differs from ours, we believe it more-likely-than-not this examination could result in the Internal Revenue Service taking a position that $125,000 of such credits is not allowed. Income taxes payable includes a valuation allowance for this amount due to the uncertainty of this item.

9.	Earnings per Common Share

Earnings per share is computed as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$381	$(140)	$898	$(393)
Weighted average shares outstanding - basic	18,502	18,320	18,473	18,304
Stock options and restricted shares (1)	453	—	447	—
Weighted average shares outstanding - diluted	18,955	18,320	18,920	18,304
Net (loss) income per common share - basic	$0.02	$(0.01)	$0.05	$(0.02)
Net (loss) income per common share - diluted	$0.02	$(0.01)	$0.05	$(0.02)

(1)	For the three and six months ended June 30, 2012, options to purchase 527,439 shares and 586,313 shares, respectively, have been excluded in computing dilutive shares, as the effect would be anti-dilutive.

10.	Contingencies

We were named as one of a number of defendants in a patent infringement suit filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. During the three months ended June 30, 2013, we settled this matter in a manner that was immaterial to our financial position and results of operations.

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

We operate primarily in the Managed File Transfer, or MFT, industry. Our solution portfolio addresses data and information management, movement, security and accessibility across a broad range of environments encompassing data and information in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices using our TappIn solution).

Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information, using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.

Our solutions ensure compliance with government regulations and industry standards relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers. We believe we are strongly positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners, including network-enabled, mobile devices.

Our initial product, CuteFTP, a file transfer protocol client program used mostly by individuals and small businesses, was first distributed in 1996 over the Internet and achieved significant success and popularity. Since then, we have continued to enhance our portfolio of products to meet the increasing demand for secure information exchange in the MFT industry and adjacent markets such as cloud services. Our capabilities have evolved from personal and small business MFT products to include standard and enterprise versions of our Enhanced File Transfer, or EFT, software, with an increasing number of add-on modules that provide additional capabilities such as ad hoc file transfer, advanced auditing and reporting, government-validated cryptography, and workflow automation. We have also developed Wide-Area File Services, or WAFS, and Continuous Data Protection, or CDP, software which uses local data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, at higher speeds than possible with alternate approaches.

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

Our managed cloud-based subscription solutions may become a notable part of our future revenue because these solutions provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. While we are in the early stages of growing our subscription services, we have the capability to deliver these services in the United States as well as in additional geographies, such as the United Kingdom and Canada, where country-specific compliance requirements may necessitate in-country service delivery

We serve the secure content mobility market with our TappIn solutions. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content. We believe that the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users.

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2013, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the fourth year in a row, ranking us #13 in the medium size category.

•	In 2012, the San Antonio Business Journal named us one of San Antonio’s fast track companies for revenue growth.

•	In 2012, we also were named one of the top 50 companies in the San Antonio Express-News Top Workplaces for the third year in a row.

•	In 2012, we were named one of the “Best Places to Work” by the San Antonio Business Journal for the third year in a row.

•	In 2011, Computerworld named GlobalSCAPE on its list of “100 Best Places to Work in IT” for the second year in a row.

•	In 2010, we were named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers.

•

In 2010, for the second year in a row, we were named to Deloitte’s Technology Fast 500 list of the fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America on the basis of five-year revenue growth.

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below.

Revenue Growth

We provide products and solutions to small, medium and large, multinational corporations as well as to individual consumers. We have a broad product line that has allowed us to grow revenue through software products installed at a customer’s location as well as through cloud-based and software-as-a-service solution delivery. In addition, we have grown our professional services capabilities to enhance our customers’ implementation, training and overall user experience. Our enterprise products, solutions, and services comprised more than 90% of our revenue during the three and six months ended June 30, 2013. We continue to serve consumers and small businesses with our CuteFTP software and other consumer products. Our consumer products, while less than 10% of total revenue for the three and six months ended June 30, 2013, are recognized brands in the marketplace that have a positive effect on our overall product offerings and corporate franchise.

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

The impact of cloud-based managed solutions on our revenue growth trends depends on several key factors, including the number of customers who may shift from software licenses to subscription services, the rate at which they may do so, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service. The long-term impact also depends on whether availability of the managed solutions ultimately provides us with an expanded market footprint enabled by this additional means of delivering our solution capabilities.

Similarly, we believe market adoption of secure content mobility solutions, such as those provided by our TappIn solutions, will increase in future periods as use of personal computing devices, such as smart phones and tablets, continues to grow exponentially and as businesses increasingly embrace the rapidly increasing use of mobile devices, including “Bring Your Own Device”, or BYOD, operating models.

We discuss our revenue growth and trends in the sections below titled Comparison of the Statement of Operations for the Three Ended June 30, 2013 and 2012 and Comparison of the Statement of Operations for the Six Months Ended June 30, 2013 and 2012 .

Recurring Revenue Growth

Recurring revenue includes revenue recognized from our maintenance and support, or M&S contracts, managed and hosted solutions, and other subscription services such as from our TappIn solutions. M&S contracts for our products are sold for fixed periods of time and are typically for one year with some agreements having longer terms. We recognize revenue from these contracts on a monthly basis over the life of the contract. Managed and hosted solutions, such as Managed Information Xchange, or MIX and Hosted EFT, are sold as one, two, or three-year subscriptions with the services invoiced and revenue recognized on a monthly basis. TappIn subscriptions typically are sold for one-year terms with the revenue recognized on a monthly basis.

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

We discuss our recurring revenue trends in the section below titled Comparison of the Statement of Operations for the Three Months Ended June 30, 2013 and 2012 and Comparison of the Statement of Operations for the Six Months Ended June 30, 2013 and 2012.

Aggregate Contract Value Growth (Non-GAAP Measurement)

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

ACV is not a measure of financial performance under GAAP and should not be considered a substitute for deferred revenue. We use this metric to assess the effectiveness of sales and business development activities and how that effectiveness will factor into future revenue. We have maintained increased visibility into ACV in recent years because with the addition of subscription services and increased sales of professional services, we believe sales growth may outpace revenue growth in some future periods. ACV, together with recurring revenue and deferred revenue trends, provides greater insight into how bookings will factor into revenue over specific periods. We determine ACV related to non-cancellable contracts for future delivery of our products and services as follows:

	June 30
	2013	2012
	(thousands)
Amounts we have billed and/or been paid in advance (presented as deferred revenue in our financial statements)	$10,979	$8,035
Amounts we will bill and be paid in the future (will appear in our financial statements when we are paid and/or when we provide the products and services)	538	783

Total ACV	$11,517	$8,818

The deferred revenue amounts in the table above appear on our balance sheet as follows:

	June 30,
	2013	2012
Deferred revenue, current portion	$9,402	$6,588
Deferred revenue, non-current portion	1,577	1,447

Total deferred revenue	$10,979	$8,035

Measurement of Income and Expense Excluding Infrequent Events (Non-GAAP Measurement)

We use supplemental measurements of income and expense excluding infrequent items to monitor the financial performance of our core operating activities prior to consideration of significant events that occur infrequently. These measurements of income and expense excluding infrequent items include:

•	Operating expenses excluding infrequent items.

•	Operating income excluding infrequent items.

•	Net income excluding infrequent items.

•	Earnings per share excluding infrequent items.

We exclude infrequent items from these income and expense measurements because we do not consider them part of our core operating results when assessing our operational performance, allocating resources to our business activities and preparing operating budgets. We believe that by comparing such income and expense measurements across historical periods, our operating results can be evaluated exclusive of the effects of certain infrequent items that may not be indicative of our core operations.

Income and expense excluding infrequent items are not measures of financial performance under GAAP and should not be considered a substitute for the similar items that include infrequent items. While we believe these non-GAAP income and expense measures provide useful supplemental information, there are limitations associated with the use of these non-GAAP income and expense measures. These non-GAAP income and expense measures are not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing these non-GAAP income and expense measures. Items excluded in preparing these non-GAAP income and expense measures individually and collectively can have a material impact on operating expenses, operating income, net income and earnings per share. As a result, these non-GAAP income and expense measures have limitations and should not be considered in isolation from, or as a substitute for, financial statements prepared in accordance with GAAP.

During the three and six months ended June 30, 2013, we had no infrequent items that made it necessary to prepare these non-GAAP income and expense measures. Accordingly, there are no such non-GAAP income and expense measures presented for the three and six months ended June 30, 2013.

Adjusted EBITDA Excluding Infrequent Items (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization and Share-Based Compensation Expense) Excluding Infrequent Items to measure profitability and cash flow from our core operating activities. We monitor and review cost of revenues, selling, general, and administrative, or SG&A, expenses and research and development, or R&D, expenses to assess conformance with established budget expectations and to identify specific variances. Identifying and, if necessary, addressing variances above budget is important for the purpose of staying within budget ceilings. However, even variances below budget may indicate imbalances in resource allocations or deviation of operating activities from established expectations. We exclude infrequent items because they typically do not directly impact profitability and cash flow resulting from our core activities. We had no such infrequent items during the three and six months ended June 30, 2013, and June 30, 2012, respectively.

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

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net (loss) income	$381	$(140)	$898	$(393)
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	204	7	387	(141)
Other expense	43	61	90	127
Depreciation and amortization	264	321	521	637
Stock-based compensation expense	105	229	297	428
Infrequent items	—	—	—	—

Adjusted EBITDA	$997	$478	$2,193	$658

See the section below comparing our results of operations for the three and six months ended June 30, 2013 and 2012, for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

EFT Standard and Enterprise Editions

We earn most of our software license revenue from sales of our EFT Standard Edition and EFT Enterprise Edition solutions. These “server side” solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide small and medium-sized businesses, or SMB’s, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. In February 2013, we released Version 6.5 of our EFT platform which we have branded as EFT 2013. Enhancements and added capabilities in this latest version include, among others:

•	Enhanced integration with our Mail Express managed email attachment solution.

•	Comprehensive support for Unicode UTF-8 encoding allowing greater international use.

•	Enhanced administrative controls and improved visibility of the status and progress of file transfer activities.

•	Full support for Microsoft Windows Server 2012 and Microsoft SQL Server 2012.

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

CuteFTP

CuteFTP is a ‘“client side” software product, installed on a user’s local computer, that enables file transfers from or to an FTP server. The target market for the CuteFTP product includes corporate IT professionals who use it to transfer data between locations via the Internet and individual Web site operators who use it to upload their Web pages to their Web hosting provider, among others. While CuteFTP still has significant brand recognition in the market, the revenue dollars we earn from this product line and its percent of our total revenue have declined in recent years. We believe market availability of free FTP utilities and the emergence of social media with imbedded capabilities for sharing non-sensitive data such as photos and videos are examples of the primary causes of the decline in CuteFTP revenue. We released our current CuteFTP Version 9 in November 2012 with a number of updates including, among others:

•	Support for Unicode (UTF-8) characters that will allow greater international use.

•	Web Distributed Authoring and Versioning (WebDAV) support to facilitate collaboration between users in editing and managing documents and files stored on World Wide Web servers.

•	Integration with TappIn, enabled by the WebDAV support.

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

Cloud-Based MFT

Since 2010, we have had a partner agreement with Rackspace Hosting, Inc., a world leader in the hosting and cloud computing industry. We have a similar, more recent agreement with PEER 1 Hosting. Through these relationships, we deliver cloud-based, managed file transfer solutions (MIX and Hosted EFT) for the secure exchange of business-to-business data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. We offer our cloud services capability in the United States, Canada and in Europe. We meet country-specific compliance requirements in the UK and Canada which can necessitate in-country delivery of the services.

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

Wide Area File Services and Continuous Data Protection Solution

Our WAFS software provides a file sharing, collaboration, and replication solution over multiple sites. WAFS technology can have our CDP product added to provide enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. A key feature and benefit of WAFS is its byte-level differencing architecture that continually transmits only changed bytes (versus an entire file) thereby allowing rapid update of large files accessed by widely dispersed, multiple users. Other key features of WAFS include native file locking, replication to multiple locations simultaneously and adherence to access control list file permissions, and full UTF-8 support.

Our WAFS revenue for the six months ended June 30, 2013, has been lower than for the comparable period in 2012 due to our need to restrict the environments into which it is sold and installed to those that can be configured to operate within the data transmission volume and stored file size operating specifications of the software. We have an ongoing product development program to expand these operating specifications so we can introduce WAFS to a broader spectrum of the marketplace and increase our revenue from this product. We believe WAFS will be competitive in the marketplace for the foreseeable future as a product serving the need for wide area file access and data protection.

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

Secure Content Mobility Solution

Our TappIn product line provides the ability to easily and securely access and share documents, pictures, videos and music anytime, anywhere while eliminating or minimizing the storage of data in the cloud and the associated security and privacy concerns. From the office, at home, or on the road, customers can “Tapp In” to their files, stored in multiple locations, using any web browser and most Internet-enabled mobile devices (including

Apple iPhone and iPad, Google Android and Windows Phone and Kindle Fire). With TappIn, users can avoid uploading and/or syncing to a cloud storage location and eliminate the need to pay for additional cloud storage. Instead, the TappIn service securely accesses the user’s existing in-house storage devices (such as a desktop computer, in-house network servers or network-attached storage devices), allows sharing of large files and provides encryption to safeguard content.

The TappIn solutions incorporate elements of on-premises software, cloud and SaaS delivery models. Unlike other remote access products that can consume significant amounts of storage capacity on a smartphone or tablet, TappIn makes content available through a secure pathway that gives users access to files on their existing in-house storage devices without having to download those files to their mobile device. This delivery method not only saves storage space on the mobile device but also ensures content remains secure and private on the user’s existing in-house storage devices.

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

Overall Revenue Trends and Mix Between Products, Services, and Maintenance and Support

See our discussion below under Comparison of the Statement of Operations for the Three and Six Months Ended June 30, 2013 and 2012 for a review of our overall revenue trends and mix between products, services, and maintenance and support.

Strategy and Outlook

We intend to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange. From our perspective, fully addressing this need for secure information exchange requires consideration of capabilities beyond traditional MFT, including managed e-mail attachment, cloud-based, and remote access security solutions. We believe we must consider ongoing, fundamental changes in customer technologies and processes, such as the rapidly increasing use of mobile devices and BYOD aspirations, in the workplace.

Our strategic focus continues to center on:

•	Entering and establishing leadership in broader information exchange markets while maintaining leadership in the MFT industry.

•	Growing recurring revenue.

•	Developing and enhancing our software solutions.

•	Extending our presence in the secure content mobility market.

•	Increasing international sales through third-party distributor channels.

•	Growing enterprise and government sales.

•	Developing our corporate brand and market recognition.

Entering and Establishing Leadership in Broader Markets

Gartner and International Data Corporation (“IDC”) have stated that the annual MFT market is in excess of $700 million. We are a leader in MFT products and services. In 2012, we achieved one of the highest ratings in the latest Managed File Transfer (MFT) Vendor Landscape Report from Info-Tech Research Group. The report designated GlobalSCAPE a “Champion” in its Vendor Landscape matrix and awarded the Company “Exemplary Performer” status in both security strength and ad hoc file transfer capabilities. Info-Tech Research Group evaluated criteria such as strategy, viability, sales and support reach, and channel partner programs. We scored high in all categories, earning the ranking of “Champion.” Their evaluation of our strategy garnered one of the highest possible scores due in part to our TappIn product line and our approach to mobile file access. Also playing a role in our rating was the assessment of our EFT Enterprise Edition, one of our primary MFT solutions. EFT Enterprise Edition was commended for its ability to meet advanced security requirements, its flexible deployment options and our responsive customer support. We also received the highest marks for our available features and flexible system architecture.

We also were positioned in the leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer in the latest years for which Gartner published this magic quadrant. With MFT capabilities increasingly being integrated into business-to-business, or B2B, gateway, data integration, service oriented architecture, and other technical solutions, we believe the market will continue shifting toward consideration of MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes. We have begun to address this shift in a number of ways.

We offer services to the much larger, and adjacent, cloud services market with our MIX and Hosted Enhanced File Transfer solutions. Gartner, a notable industry analyst, estimated the cloud computing market would grow to approximately $210 billion by 2016. This market includes categories such as infrastructure-as-a-service, management and security, and SaaS. Our partner agreements with hosting providers such as Rackspace and Peer 1, and the proven, modular capabilities of our EFT solution suite, provide us a straightforward path for delivering our products and technology to specific segments of this market

We have added adjacent-market capabilities, such as business automation and business activity monitoring, to the EFT software also through our modular solution architecture. These capabilities are helping to underpin the consistent growth in revenue from the EFT solution suite. In addition, our Mail Express solution was recognized by Info Security Products Guide as a “Global Excellence Award” winner in the Email Management and Security category in 2012 and by Network Products Guide as a Best Products and Services winner in the Email, Security and Management Category in 2013. We believe strengthening our ad hoc file transfer solutions remains a key strategy element and we intend to pursue solution enhancements in this area in future periods. Our secure content mobility competencies provide another potentially compelling complement to traditional MFT capabilities, including ad hoc file transfer solutions. We have developed a secure mobile access module for our EFT solution as an initial point of integration with our TappIn technology. We regard secure content mobility potentially as a unifying concept for our solution portfolio given the central position and importance of content (i.e., data and information) in the market drivers for our solutions. We intend to further integrate our solution capabilities, for example as demonstrated by the February 2013 integration of Mail Express functionality as a module within the EFT solution suite, to take advantage of potential synergies and strengths across our solution portfolio, while also possibly simplifying our marketing and sales processes.

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

We believe execution of this strategy element potentially could provide greater predictability of revenue in future periods and a stronger hedge against future business (or broader economic) downturns. Currently, the largest component of our recurring revenue is from M&S contracts. We intend to focus on delivering continued growth in M&S contracts and the future revenue they yield, while assessing market traction for the full range of our solutions on an ongoing basis. From this perspective, M&S revenue may continue to grow in absolute terms, and as a percentage of total revenue, for some period of time, depending on the relative future growth rates of all of our solutions.

Subscription sales of our MIX and Hosted EFT managed solutions and TappIn products may change the trajectory of our future revenue growth. We believe that due to its compounding effects, subscription revenue for these software-as-a-service offerings potentially can grow more quickly and significantly than software license revenue and create increased operating margins.

Developing and Enhancing Our Solutions

We have allocated significant resources to enhancing and developing our solutions in recent years. This strategic focus has delivered additional features and functionality in our Enhanced File Transfer, WAFS and Mail Express solutions, our MIX and Hosted EFT cloud-based offerings, our TappIn secure content mobility products and our professional services. We intend to maintain our focus on developing our solution portfolio and, as appropriate, enhancing our existing solutions.

Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisitions. We maintain an active research and development program and work closely with partners and others in the industry to identify new solution opportunities. Examples of this activity over the years include:

•

In 2008, we began our first original equipment manufacturer, or OEM, partnership with Network Automation, embedding Network Automation’s AutoMate product as the Advanced Workflow Engine, or AWE, module to our Enhanced File Transfer Server platform.

•	In 2010, we expanded our partner agreement to become a worldwide reseller of Network Automation’s software solutions, AutoMate and AutoMate Business Process Automation Server.

•	Over the past three years, we have partnered with hosting providers (including Rackspace Hosting) to deliver the MIX and Hosted EFT solutions.

•	In December 2011, we acquired the TappIn secure content mobility technology.

•	In 2012, we established additional OEM and co-marketing relationships for our TappIn solutions.

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

We believe the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users. While storing and accessing data in a cloud environment is viable in many circumstances, we believe there also is a significant demand in the marketplace for the ability to access data in a manner similar to that offered by cloud computing but with the data being accessed and stored within the security of computers, servers or data centers owned by or dedicated solely to a particular individual or enterprise, rather than in the cloud. Many of our customers already using our EFT solution and other products have expressed a desire to have the flexibility to access their data from anywhere using a tablet computer or smartphone with security protocols at least equivalent to that offered by our EFT software and other products within our portfolio. Our TappIn technology potentially can provide or contribute to that functionality. Therefore, we intend to expand and enhance the TappIn capabilities and appeal for enterprise customers.

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

Channel sales can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. We leverage this approach to reduce our overall cost of marketing and selling our solutions in geographic areas where it would be costly to establish a presence with our own employees. To facilitate this approach, we host channel partner conferences to provide a forum for exchanging ideas and delivering partner-specific sales education and training. We currently derive approximately 86 percent of our sales from the United States, United Kingdom, Canada, and Australia. Achieving an additional presence in regions we historically have not served to any notable degree could increase our sales in future years. For example, we have placed increased emphasis on sales to Latin America and Asia in recent periods.

Growing Enterprise and Government Sales

GlobalSCAPE conducts business with thousands of businesses around the world. We provide solutions to some of the world’s largest banks, insurance companies, healthcare providers, automakers, film companies and technology providers. We intend to continue penetrating large enterprise firms with our expanding solutions and services.

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

We have an M&S contract with the U.S. Army to support the Standard Army Maintenance System-Enhanced (SAMS-E) logistics program. This is the fourth large U.S. Army contract for GlobalSCAPE since 2005. Under this agreement, we provide M&S for previously purchased software licenses, including the EFT solution and CuteFTP Pro managed file transfer application. GlobalSCAPE solutions enable the SAMS-E program to maintain compliance with federal and U.S. Army and information security regulations as a result of our product certifications that include Federal Information Processing Standards (FIPS 140-2) and the U.S. Army Certificate of Networthiness. In June 2013, the U.S. Army exercised year one of a two-year option to continue Globalscape’s support to this program, extending this contract to July 2014. We will receive $1.45 million for our M&S services during this period which will yield in excess of $360,000 of revenue per quarter. If the second option year is exercised, it could result in a total value of $4.4 million over three years, making it potentially the largest single contract win in company history.

Developing our Corporate Brand

GlobalSCAPE traditionally has been better known for CuteFTP than as a corporate brand. We have an ongoing initiative to elevate our corporate profile under the GlobalSCAPE brand. We use internal resources as well as outside marketing, communications and investor relations professionals to support this work.

We have participated in numerous analyst briefings and investor conferences that have increased our recognition within the investor and analyst communities. We have revised our website, logos, and other areas to more prominently emphasize our corporate brand. Through these activities, we have established a more consistent, recognizable brand that may better support future growth and market visibility.

We believe we have continued to enhance our brand through additional national and regional attention resulting from the numerous corporate awards we have received including:

•	In 2013, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the fourth year in a row, ranking us #13 in the medium size category.

•	In 2012, the San Antonio Business Journal named us one of San Antonio’s fast track companies for revenue growth.

•	In 2012, we also were named one of the top 50 companies in the San Antonio Express-News Top Workplaces for the third year in a row.

•	In 2012, we were named one of the “Best Places to Work” by the San Antonio Business Journal for the third year in a row.

•	In 2011, Computerworld named GlobalSCAPE on its list of “100 Best Places to Work in IT” for the second year in a row.

•	In 2010, we were named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers.

•

In 2010, for the second year in a row, we were named to Deloitte’s Technology Fast 500 list of the fastest growing technology, media, telecommunications, life sciences and clean technology companies in North America on the basis of five-year revenue growth.

We believe the corporate, financial, and technical awards we have received over the years in aggregate increase our market visibility and provide a stronger basis for continued development of the GlobalSCAPE brand.

Liquidity and Capital Resources

Our cash and working capital positions were as follows (in thousands):

	June 30, 2013	December 31, 2012
Cash and cash equivalents	$7,812	$8,079
Working capital	928	73
Working capital plus deferred revenue (non-GAAP presentation)	11,907	9,846

Deferred revenue, unlike all other liability components of our working capital, is an obligation we will satisfy through ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability. Working capital plus deferred revenue is not a measure of financial position under GAAP, has limitations as an analytical tool and when assessing our financial position, and should not be considered a substitute for working capital computed in accordance with GAAP.

Cash provided or used by our various activities consisted of the following (in thousands):

	Cash Provided (Used) During the Six Months Ended June 30,
	2013	2012
Operating activities	$1,195	$(744)
Investing activities	(930)	(368)
Financing activities	(532)	(617)

Our operating activities provided cash during the six months ended June 30, 2013 (“the 2013 period”) as compared to using cash during the six months ended June 30, 2012 (“the 2012 period”), with that change primarily due to:

•

Net income during the 2013 period compared to a net loss for the 2012 period which yielded approximately $1.4 million of additional cash flow for the 2013 period compared to the 2012 period. See the comparison of statement of operations for the 2013 period and the 2012 period below for a discussion of the changes in the components of these amounts.

•

An increase in accounts payable during the 2013 period compared to a decrease in accounts payable during the 2012 period due to enhanced cash management policies related to vendor payments and normal variations in the timing of our payments to vendors.

Offset by

•	An increase in federal income taxes receivable and payable due to higher estimated tax payments during the 2013 period compared to the 2012 period due to higher taxable income during the 2013 period.

The increased use of cash for investing activities during the 2013 period compared to the 2012 period was primarily due to:

•	A $500,000 disbursement in the 2013 period to satisfy the payment of part of the TappIn earn-out liability, which is an event that did not occur in the 2012 period.

•

An increase in capitalized software development costs in the 2013 period compared to the 2012 period due to a greater number of our software development projects having progressed to having a detailed program design or working prototype.

Offset by:

•

Lower purchases of property and equipment during the 2013 period compared to the 2012 period primarily due to the timing of when such items had been purchased such that our property and equipment in place at the beginning of the 2013 period was substantially adequate to meet our operating needs during that period.

The amount of cash used for financing activities during the 2013 period was less than the amount used during the 2012 period primarily due to proceeds received from the exercise of stock options held by one of our former officers.

Our primary obligations at June 30, 2013 were:

•

Deferred revenue of $11.0 million of which $9.4 million is the primary component of our current liabilities. Our deferred revenue arises primarily from our obligation to provide services in the future under maintenance and support contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years.

•	Notes payable to a bank of $5.1 million (see discussion below under Loan Agreements).

•	The TappIn earnout of $3.7 million (see discussion below under TappIn Earnout Liability).

•	Trade accounts payable, accrued liabilities, obligations under operating leases and amounts due third parties under royalty agreements all incurred in the normal course of business.

We rely on cash on hand and cash flows from operations to fund our operations and believe these items will be our principal sources of operating capital during the foreseeable future. Our capital requirements principally relate to our need to fund our ongoing operating expenditures, which are primarily related to employee salaries and benefits. We make these expenditures to enhance our existing products, develop new products, sell those products in the marketplace and support our customers after the sale.

We plan to expend significant resources in the future on internal product development programs and may also use our cash possibly to license or acquire technology, products, or businesses. Because our principal source of cash is cash flow from operations, if our sales were to decline or our expenses to increase, our available cash could also decline. If sales decline or expenses increase significantly, or if our liquidity is otherwise under duress, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Loan Agreements

In December 2011, we borrowed $7 million under loan agreements with The Bank of San Antonio to fund a portion of the purchase price of TappIn, Inc. These loan agreements provide for the following notes payable:

•	A note payable with an original principal balance of $4.0 million bearing interest at 4.75% per annum and secured by substantially all of our consolidated assets.

•

A note payable with an original principal balance of $3.0 million bearing interest at 4.25% per annum and secured by a certificate of deposit with The Bank of San Antonio of $3.0 million bearing interest at 2.0% per annum. This certificate of deposit is included in long-term investments on our balance sheet.

At June 30, 2013, the total principal balance outstanding under these notes payable was $5.1 million.

Interest and principal are payable under both notes in 60 equal monthly installments that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

The Loan Agreements contain the following financial covenants:

•

We must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of June 30, 2013, this debt service coverage ratio was 2.07.

•

We must maintain a maximum debt to tangible net worth ratio of 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of June 30, 2013, this debt to tangible net worth ratio was 0.53:1.

•	We must maintain liquid assets (cash and marketable securities) of at least $3.2 million in 2013 and $2.2 million in 2014. As of June 30, 2013, cash and marketable securities were $7.8 million.

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

TappIn Earnout Liability

In accordance with our December 2011 merger agreement with TappIn to pay a part of the TappIn earnout liability related to the introduction of our TappIn Professional Edition in 2012, we made a $500,000 payment in March 2013. This agreement provides for payment of additional contingent consideration of up to $4.5 million upon achieving certain revenue milestones by no later than December 31, 2014. Our balance sheet at June 30, 2013, includes a liability of $3.7 million for these possible payments which we determined based on our estimates of the likelihood of achieving these revenue milestones.

Contractual Obligations

At June 30, 2013, our principal commitments consisted of obligations outstanding under the loan agreements described above, operating leases for our office space, royalty agreements with third parties, federal income tax payable, trade accounts payable and accrued liabilities. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products or businesses related to our current business strategy.

Our contractual obligations at June 30, 2013, other than (1) the TappIn earnout liability described above and (2) trade accounts payable, accrued liabilities, royalties and federal income taxes we incur in the normal course of business, consisted of the following:

	Amounts Due for the Period (000’s)
	Six Months Ending December 31,	Fiscal Years
	2013	2014 - 2016	2017 - 2019	Thereafter	Total
Long term debt	$673	$4,389	$—	$—	$5,062
Operating leases	236	1,177	810	—	2,223

	$595	$5,880	$810	$—	$7,285

Comparison of the Statement of Operations for the Three Months Ended June 30, 2013 and 2012

In our discussion below, we refer to the three months ended June 30, 2013 as the “2013 quarter” and the three months ended June 30, 2012 as the “2012 quarter”. Our references to increases or decreases relate to the 2013 quarter compared to the 2012 quarter as presented in the following table ($’s in thousands):

	Three Months Ended June 30,
	2013	2012	$ Change
Total revenues	$5,925	$5,702	$223
Cost of revenues	269	313	(44)
Selling, general and administrative expenses	3,796	4,243	(447)
Research and development expenses	968	897	71
Depreciation and amortization	264	321	(57)

Total operating expenses	5,297	5,774	(477)

(Loss) income from operations	628	(72)	700
Other income (expense)	(43)	(61)	18

Net (loss) income before income taxes	585	(133)	718
Income tax expense (benefit)	204	7	197

Net (loss) income	$381	$(140)	$521

Revenue. We derive our revenue primarily from the following activities:

•	Software license revenue, which results primarily from sales of our EFT Enterprise, EFT Standard, CuteFTP and WAFS products and solutions, which we typically recognize at the time of product shipment.

•

Maintenance and support revenue under contracts to provide ongoing product support and software updates to our customers who have purchased license software, which we typically recognize ratably over the contractual quarter, which is typically one year, but can be up to three years.

•

Professional services revenue, which includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as the services are performed.

•

Subscription revenue under a SaaS model from sales of our Managed Solutions, which include Managed Information Exchange, or MIX, Hosted Enhanced File Transfer Server, or Hosted EFT Server and TappIn, which is typically recognized on a monthly basis as the services are billed over the contract period which typically ranges from one to three years.

The components of our revenues are as follows ($ in thousands):

	Revenue for the Three Months Ended June 30,
	2013		2012
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise	$3,675	62.0%	$3,715	65.2%
EFT Standard	1,015	17.1%	771	13.5%

Total EFT Products and Solutions	$4,690	79.1%	$4,486	78.7%
Wide Area File Services/CDP	287	4.8%	307	5.4%
Professional Services	426	7.2%	411	7.2%
CuteFTP	296	5.0%	243	4.3%
Other	226	3.9%	255	4.4%

Total Revenue	$5,925	100.0%	$5,702	100.0%

Maintenance and Suppport Included in Total Revenue	$3,367	56.8%	$2,611	45.8%

Our total revenue increased 3.9% in the 2013 quarter compared to the 2012 quarter. This increase consisted of a 28.9% increase in our revenue from M&S sales offset by a 17.2% decrease in revenue from all other sources combined. Specific components of these changes consisted of the following:

•

EFT Enterprise Edition and Standard Edition revenue in total increased 4.5% which consisted of a 33.9% increase in M&S revenue offset by a 25.0% decrease in software license revenue. The M&S revenue increase reflects our continued emphasis on customer satisfaction resulting in continued growth in M&S contract renewals. The software license revenue decrease was primarily a result of decreased effectiveness of lead generation from our marketing activities, including a search engine optimization effort during the second half of 2012 and into 2013 that had the unintended effect of temporarily, negatively impacting the generation of new customer leads from online marketing activities. As a result, during the 2013 quarter, we made significant changes in personnel leading our sales and marketing groups. Our new management team is implementing new sales and marketing campaigns, engaging the assistance of third party search engine optimization experts to redirect our efforts in that area and reviewing our resource allocation to support a return to a growth trend in software license revenue from our EFT products and solutions. By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years.

•

Wide Area File Services/CDP revenue decreased 6.5% which consisted of a 6.8% increase in M&S revenue offset by a 49.3% decrease in software license revenue. The M&S revenue increase reflects our continued emphasis on customer satisfaction resulting in continued growth in M&S contract renewals. The license revenue decrease was primarily due to the continuation of our plan, implemented in prior periods, to more selectively sell this product in environments similar to those in which customers have effectively used the WAFS product without encountering legacy WAFS issues. We are continuing development of this product so that it functions effectively and efficiently in additional environments which will allow us to broaden its market opportunities. We believe that initiative, combined with our ongoing commitment to customer satisfaction and support, could yield increased WAFS/CDP revenue in the future.

•

Professional services revenue increased 3.6% primarily due to additional emphasis during our product sales efforts on promoting delivery of complementary professional services that enhance our new customers’ implementation and training experience. Similarly, we have implemented programs, focused on existing customers, where we promote supplemental, post-sale services that have produced incremental and larger professional services engagements within our customer base. This emphasis on professional services sales and delivery has allowed us to significantly increase our revenue in this area, even as revenue derived from our participation under the MAT contract with the U.S. Army supporting Army logistics has declined compared to prior years. We earn a notable portion of our professional services revenue under our contract supporting Army logistics. Our level of participation under the MAT contract may continue to change in the future due to a variety of factors, including availability of government budget authorization for the Army logistics program and our evolving work share of the contract, all of which could materially impact the revenue we earn in the future under that contract. However, we believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

•

CuteFTP revenue increased 21.8% primarily as a result of our release in November 2012 of CuteFTP Version 9 with an improved feature set to better address the user’s higher performance and security demands. CuteFTP is one of few secure FTP client programs that support a wide range of security standards related to the FTP protocol.

While we believe our software solutions remain competitive in their served markets, the overall license revenue trend has been flat or even negative in recent periods. This trend is reflected in our EFT platform revenue, as discussed above. Therefore, we have increased our focus on lead generation, improved sales pipeline management, and commenced other activities intended to increase software license revenue in future periods. For example, we have retained a search engine optimization firm, increased our outbound marketing activities, and established new sales leadership and processes since the beginning of the second quarter.

During the 2013 quarter, M&S revenue continued its trend over recent years of becoming an increasing percentage of our total revenue. Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to:

•	Our recent emphasis on maximizing revenue from M&S contract renewals as discussed above,

•	The growing installed base of our software products in the marketplace, and

•	Declining software license revenue in recent periods.

The installed base growth creates a compounding effect for M&S renewals because the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeds the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. We view this M&S revenue increase as a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions expenses directed associated with professional services delivery and amortization of capitalized software development costs. Cost of revenues decreased 14.1% primarily due to:

•

Decreased labor costs of $38,000 associated with professional services under the MAT contract as a result of the reduction in our level of participation in the MAT contract as described in our revenue discussion above.

•	Decreased royalties of $12,000 on certain product sales due to a favorable renegotiation of the terms of certain royalty agreements.

Offset by:

•	Increased hosted server expenses of $10,000 to support our MIX and Hosted EFT Server solutions in international markets.

Selling, General and Administrative. Selling, general, and administrative expenses decreased 10.4% primarily due to decreases in:

•

Salaries and wages of $246,000 resulting primarily from the consolidation of our chief executive officer and president/chief operating officer positions and an overall reduction in headcount through natural attrition. Instead of hiring to fill all vacated positions, we have addressed those responsibilities through enhanced and more efficient operating practices and procedures.

•	Stock-based compensation expense of $113,000 resulting from forfeitures of vested stock options held by certain former employees.

•	Bonus expense of $47,000 due to a restructuring of our leadership bonus plan.

•	Travel and entertainment expense of $54,000 due to increasing maturity of international channel sales relationships (therefore requiring less travel) and enhanced general cost control policies.

•	Public relations expense of $46,000 due management of international and trade show outreach costs.

Offset by:

•

A $76,000 increase in legal fee expense arising primarily from defense costs related to patent litigation that we believe will be resolved without a material impact to our financial position or results of operations.

Research and Development. Research and development expenses increased 7.9% primarily due to increases in :

•	External R&D of $125,000 for work to further develop our WAFS product.

•	Salaries of $105,000 due to the hiring of additional software engineers.

•	Recruiting expense of $26,000 paid to third parties for assistance in finding experienced software engineers.

•	Bonus expense of $22,000 due to a restructuring of our leadership bonus plan.

Offset by:

•

An increase in capitalized software development costs of $189,000 resulting from development of enhanced versions of our EFT Standard and Enterprise Editions. Capitalized software development costs are excluded from expenses at the time of capitalization but are included in operating expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

Capitalized software development costs are excluded from expenses at the time of capitalization but are included in expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

Depreciation and Amortization. Depreciation and amortization decreased 17.8% due to the software and customer list intangible assets arising from the Availl acquisition becoming fully amortized in during the 2012 quarter such that there was no amortization expense associated with these items during the 2013 quarter.

Other Income and Expense. Other income and expense decreased 29.5% due to a decrease in interest expense as a result of the outstanding principle balance on our notes payable declining throughout the year as we made the scheduled payments of principle and interest.

Income Taxes. For the 2013 quarter, our effective income tax rate of 34.9% differed from a federal statutory rate of 34% primarily due to:

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

For the 2012 quarter, our effective tax rate of (5.3)% differed from the statutory rate of 34% primarily due to:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

•	State income taxes included in income tax expense in our financial statements.

Comparison of the Statement of Operations for the Six Months Ended June 30, 2013 and 2012

In our discussion below, we refer to the three months ended June 30, 2013 as the “2013 period” and the three months ended June 30, 2012 as the “2012 period”. Our references to increases or decreases relate to the 2013 period compared to the 2012 period as presented in the following table ($’s in thousands):

	Six Months Ended June 30,
	2013	2012	$ Change
Total revenues	$11,805	$11,095	$710
Cost of revenues	533	631	(98)
Selling, general and administrative expenses	7,646	8,395	(749)
Research and development expenses	1,730	1,839	(109)
Depreciation and amortization	521	637	(116)

Total operating expenses	10,430	11,502	(1,072)

(Loss) income from operations	1,375	(407)	1,782
Other income (expense)	(90)	(127)	37

Net (loss) income before income taxes	1,285	(534)	1,819
Income tax expense (benefit)	387	(141)	528

Net (loss) income	$898	$(393)	$1,291

Revenue. We derive our revenue primarily from the following activities:

•	Software license revenue, which results primarily from sales of our EFT Enterprise, EFT Standard, CuteFTP and WAFS products and solutions, which we typically recognize at the time of product shipment.

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

•

Subscription revenues under a SaaS model from sales of our Managed Solutions, which include Managed Information Exchange, or MIX, Hosted Enhanced File Transfer Server, or Hosted EFT Server and TappIn, which is typically recognized on a monthly basis as the services are billed over the contract period, which typically ranges from one to three years.

The components of our revenues are as follows ($ in thousands):

	Revenue for the Six Months Ended June 30,
	2013		2012
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise	$7,292	61.8%	$6,984	62.9%
EFT Standard	1,903	16.1%	1,662	15.0%

Total EFT Products and Solutions	$9,195	77.9%	$8,646	77.9%
Wide Area File Services/CDP	668	5.7%	733	6.6%
Professional Services	825	7.0%	739	6.7%
CuteFTP	649	5.5%	530	4.8%
Other	468	4.0%	447	4.0%

Total Revenue	$11,805	100.1%	$11,095	100.0%

Maintenance and Suppport Included in Total Revenue	$6,650	56.3%	$5,251	47.3%

Our total revenue increased 6.4% in the 2013 period compared to the 2012 period. This increase consisted of a 26.6% increase in our revenue from M&S sales offset by a 11.8% decrease in revenue from all other sources combined. Specific components of these changes consisted of the following:

•

EFT Enterprise Edition and Standard Edition revenue in total increased 6.3% which consisted of a 31.2% increase in M&S revenue offset by a 21% decrease in software license revenue. The M&S revenue increase reflects our continued emphasis on customer satisfaction resulting in continued growth in M&S contract renewals. The software license revenue decrease was primarily a result of decreased effectiveness of lead generation from our marketing activities, including a search engine optimization effort during the second half of 2012 and into 2013 that had the unintended effect of temporarily, negatively impacting the generation of new customer leads from online marketing activities. As a result, during the 2013 period, we made significant changes in personnel leading our sales and marketing groups. Our new management team is implementing new sales and marketing campaigns, engaging the assistance of third party search engine optimization experts to redirect our efforts in that area and reviewing our resource allocation, to support a return to a growth trend in software license revenue from our EFT products and solutions. By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years.

•

Wide Area File Services/CDP revenue decreased 8.9% which consisted of a 7.0% increase in M&S revenue offset by a 36.8% decrease in software license revenue. The M&S revenue increase reflects our continued emphasis on customer satisfaction resulting in continued growth in M&S contract renewals. The license revenue decrease was primarily due to the continuation of our plan, implemented in prior periods, to more selectively sell this product in environments similar to those in which customers have effectively used the WAFS product without encountering legacy WAFS issues. We are continuing development of this product so that it functions effectively and efficiently in additional environments which will allow us to broaden its market opportunities. We believe that initiative, combined with our ongoing commitment to customer satisfaction and support, could yield increased WAFS/CDP revenue in the future.

•

Professional services revenue increased 11.6% primarily due to additional emphasis during our product sales efforts on promoting delivery of complementary professional services that enhance our new customers’ implementation and training experience. Similarly, we have implemented programs, focused on existing customers, where we promote supplemental, post-sale services that have produced incremental and larger professional services engagements within our customer base. This emphasis on professional services sales and delivery has allowed us to significantly increase our revenue in this area, even as revenue derived from our participation under the MAT contract with the U.S. Army supporting Army logistics has declined compared to prior years. We earn a notable portion of our professional services revenue under our contract supporting Army logistics. Our level of participation under the MAT contract may continue to change in the future due to a variety of factors, including availability of government budget authorization for the Army logistics program and our evolving work share of the contract, all of which could materially impact the revenue we earn in the future under that contract. However, we believe we can continue to increase deliveries of our commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

•

CuteFTP revenue increased 22.4% primarily as a result of our release in November 2012 of CuteFTP Version 9 with an improved feature set to better address the user’s higher performance and security demands. CuteFTP is one of few secure FTP client programs that supports a wide range of security standards related to the FTP protocol.

While we believe our software solutions remain competitive in their served markets, the overall license revenue trend has been flat or even negative in recent periods. This trend is reflected in our EFT platform revenue, as discussed above. Therefore, we have increased our focus on lead generation, improved sales pipeline management, and commenced other activities intended to increase software license revenue in future periods. For example, we have retained a search engine optimization firm, increased our outbound marketing activities, and established new sales leadership and processes since the beginning of the second quarter.

During the 2013 period, M&S revenue continued its trend over recent years of becoming an increasing percentage of our total revenue. Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to:

•	Our recent emphasis on maximizing revenue from M&S contract renewals as discussed above,

•	The growing installed base of our software products in the marketplace, and

•	Declining software license revenue in recent periods.

The installed base growth creates a compounding effect for M&S renewals because the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeds the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. We view this M&S revenue increase as a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions expenses directed associated with professional services delivery and amortization of capitalized software development costs. Cost of revenues decreased 15.5% primarily due to:

•

Decreased labor costs of $94,000 associated with professional services under the MAT contract as a result of the reduction in our level of participation in the MAT contract as described in our revenue discussion above.

•	Decreased royalties of $26,000 on certain product sales due to a favorable renegotiation of the terms of certain royalty agreements.

Offset by:

•	Increased hosted server expenses of $48,000 to support our MIX and Hosted EFT Server solutions in international markets.

Selling, General and Administrative. Selling, general, and administrative expenses decreased 8.9% primarily due to decreases in:

•

Salaries and wages of $330,000 resulting primarily from the consolidation of our chief executive officer and president/chief operating officer positions and an overall reduction in headcount through natural attrition. Instead of hiring to fill those vacated positions, we have addressed certain of those responsibilities through enhanced and more efficient operating practices and procedures.

•	Stock-based compensation expense of $89,000 resulting from forfeitures of vested stock options held by certain former employees.

•	Bonus expense of $154,000 due to a restructuring of our leadership bonus plan.

•	Travel and entertainment expense of $98,000 due to increasing maturity of international sales relationships (therefore requiring less travel) and enhanced general cost control policies.

•	Public relations expense of $99,000 due management of international and trade show outreach costs.

Offset by:

•

A $70,000 increase in legal fee expense arising from defense costs related to patent litigation that we believe will be resolved without a material impact to our financial position or results of operations.

Research and Development. Research and development expenses decreased 5.9% primarily due to:

•	An increase in capitalized software development costs of $360,000 resulting from development of enhanced versions of our EFT Standard and Enterprise Editions.

Offset by increases in:

•	External R&D of $132,000 for work to upgrade the performance our WAFS product.

•	Salaries of $141,000 due to the hiring of additional software engineers.

•	Recruiting expense of $27,000 paid for assistance in finding experienced software engineers.

Capitalized software development costs are excluded from expenses at the time of capitalization but are included in expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

Depreciation and Amortization. Depreciation and amortization decreased 18.2% due to the software and customer list intangible assets arising from the Availl acquisition becoming fully amortized in during 2012 such that there was no amortization expense associated with these items in 2013.

Other Income and Expense. Other income and expense decreased by 29.1% due to a decrease in interest expense as a result of the outstanding principle balance on our notes payable declining throughout the year as we made the scheduled payments of principle and interest.

Income Taxes. For the 2013 period, our effective income tax rate of 30.1% differed from a federal statutory rate of 34% primarily due to:

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

For the 2012 period, our effective tax rate of (26.4)% differed from the statutory rate of 34% primarily due to:

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

During the six months ended June 30, 2013, approximately 25% of our sales came from customers outside the United States. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

GlobalSCAPE was named as one of a number of defendants in a patent infringement suit filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. During the three months ended June 30, 2013, we settled this matter in a manner that was immaterial to our financial position and results of operations.

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

GLOBALSCAPE, INC.

August 7, 2013	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer