Form 10-Q
period 2013-09-30
GLOBALSCAPE INC
filed 2013-11-12
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2013

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

As of November 1, 2013, there were 18,780,616 shares of common stock outstanding.

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2013

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, CuteSendIt®, Mail Express are registered trademarks of GlobalSCAPE, Inc. Secure FTP ServerTM, Wide Area File ServicesTM, WAFSTM, CDPTM, Advanced Workflow EngineTM, AWETM, Enhanced File TransferTM, Managed Information XchangeTM, MIXTM, Hosted Enhanced File Transfer ServerTM, EFT ServerTM, CuteFTP LiteTM, CuteFTP HomeTM, Secure Ad Hoc TransferTM, Total Path SecurityTM, Enhanced File Transfer ServerTM, EFT Server EnterpriseTM, Enhanced File Transfer Server Enterprise TM, Total Recall TM, GlobalSCAPE Securely ConnectedTM, and appShieldTM are trademarks of GlobalSCAPE, Inc. TappIn® and TappIn and design are registered trademarks of our wholly-owned subsidiary, TappIn, Inc.-Now Playing TM, TappIn Secure Share TM, Social Share TM, and Enhanced A La Carte Playlist TM, are trademarks of our wholly-owned subsidiary TappIn, Inc. Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except per share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$9,757	$8,079
Accounts receivable (net of allowance for doubtful accounts of $155 and $171 as of September 30, 2013 and December 31, 2012, respectively)	3,572	3,350
Current deferred tax assets	123	177
Prepaid expenses	418	426
Total current assets	13,870	12,032

Fixed assets, net	739	900
Investment in certificate of deposit	3,107	3,060
Intangible assets, net	867	4,308
Goodwill	12,712	12,712
Deferred tax asset	1,619	535
Other assets	103	41
Total assets	$33,017	$33,588

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$426	$432
Accrued expenses	1,204	1,353
Income tax payable	22	46
TappIn earn out, current portion	-	500
Long term debt, current portion	1,381	1,335
Deferred revenue	9,134	8,293
Total current liabilities	12,167	11,959

Deferred revenue, non-current portion	1,587	1,480
Other long term liabilities	60	62
TappIn earn out, non-current portion	-	3,694
Long term debt, non-current portion	3,344	4,389

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 19,184,197 and 18,846,547 issued September 30, 2013 and December 31, 2012, respectively	19	19
Additional paid-in capital	15,105	14,435
Treasury stock, 403,581 shares, at cost, at September 30, 2013 and December 31, 2012.	(1,452)	(1,452)
Retained earnings	2,187	(998)
Total stockholders’ equity	15,859	12,004
Total liabilities and stockholders’ equity	$33,017	$33,588

The accompanying notes are an integral part of these condensed and consolidated financial statements.

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Operating Revenues:
Software licenses	$2,103	$2,528	$5,966	$7,424
Maintenance and support	3,478	3,054	10,128	8,294
Professional services	412	274	1,237	1,013
Other	344	222	811	442
Total Revenues	6,337	6,078	18,142	17,173
Operating Expenses:
Cost of revenues	250	331	782	962
Selling, general and administrative expenses	3,492	4,136	11,137	12,532
Research and development expenses	923	822	2,653	2,660
TappIn intangible asset impairment and earnout liability elimination	(128)	-	(128)	-
Affiliated entity asset impairment	-	3,264	-	3,264
Depreciation and amortization	265	314	787	951
Total operating expenses	4,802	8,867	15,231	20,369
Income (loss) from operations	1,535	(2,789)	2,911	(3,196)
Other income (expense), net	(39)	(11)	(130)	(138)
Income (loss) before income taxes	1,496	(2,800)	2,781	(3,334)
Provision (benefit) for income taxes	(791)	(86)	(404)	(227)
Net income (loss)	$2,287	$(2,714)	$3,185	$(3,107)
Comprehensive income (loss)	$2,287	$(2,714)	$3,185	$(3,107)

Net income (loss) per common share -
Basic	$0.12	$(0.15)	$0.17	$(0.17)
Diluted	$0.12	$(0.15)	$0.17	$(0.17)

Weighted average shares outstanding:
Basic	18,761	18,398	18,570	18,336
Diluted	19,158	18,398	19,001	18,336

The accompanying notes are an integral part of these condensed and consolidated financial statements.

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at December 31, 2012	18,846,547	$19	$14,435	$(1,452)	$(998)	$12,004

Shares issued upon exercise of stock options	177,650	-	231	-	-	231

Stock-based compensation expense:
Stock options	-	-	416	-	-	416
Restricted stock	160,000	-	106			106
				-	-
Net decrease in excess tax benefit from stock-based compensation	-	-	(83)	-	-	(83)

Net income	-	-	-	-	3,185	3,185

Balances at September 30, 2013	19,184,197	$19	$15,105	$(1,452)	$2,187	$15,859

The accompanying notes are an integral part of these condensed and consolidated financial statements.

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the nine months ended September 30,
	2013	2012
Operating Activities:
Net income (loss)	$3,185	$(3,107)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	787	951
Stock-based compensation	522	711
Deferred taxes	(1,030)	(341)
Bad debt expense (recoveries)	29	(55)
Net tax effect of stock option and restricted stock activity	83	2
TappIn intangible asset impairment and earnout liability elimination	(128)	-
Affiliated entity asset impairment	-	3,264
Other	-	40
Subtotal before changes in operating assets and liabilities	3,448	1,465
Changes in operating assets and liabilities:
Accounts receivable	(251)	314
CoreTrace receivable	-	(150)
Prepaid expenses	8	(65)
Income tax receivable and payable	(107)	(178)
Other assets	(62)	(11)
Accounts payable	(6)	(239)
Accrued expenses	(149)	(202)
Deferred revenues	948	1,926
Other long-term liabilities	(2)	6
Net cash provided by (used for) operating activities	3,827	2,866
Investing Activities:
Purchase of property and equipment	(65)	(210)
Software development costs	(686)	(313)
Tappin, Inc. earnout liability paid	(500)	-
Interest reinvested in certificate of deposit	(47)	(45)
Net cash provided by (used for) investing activities	(1,298)	(568)
Financing Activities:
Proceeds from exercise of stock options	231	48
Net tax effect of stock option and restricted stock activity	(83)	(2)
Notes payable principle payments	(999)	(952)
Net cash provided by (used for) financing activities	(851)	(906)
Net increase (decrease) in cash	1,678	1,392
Cash at beginning of period	8,079	8,861
Cash at end of period	$9,757	$10,253

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest on notes payable	$182	$248
Income taxes	$731	$271

The accompanying notes are an integral part of these condensed and consolidated financial statements.

GlobalSCAPE,  Inc.

Notes to Condensed Consolidated Financial Statements
Nine Months Ended September 30, 2013
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

Throughout these notes unless otherwise noted, our references to the 2013 period and the 2012 period refer to the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

We follow accounting standards set by the Financial Accounting Standards Board. This board sets GAAP that we follow in preparing financial statements that report our financial position, results of operations, and sources and uses of cash. We also follow the reporting regulations of the SEC.

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

We earn the majority of our software license revenue from software products sold under perpetual software license agreements. At the time our customers purchase these products, they typically also purchase a product maintenance and support, or M&S, agreement. These transactions are multiple element software sales for which we assess the presence of vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements to determine the portion of these sales to recognize as revenue upon delivery of the software product and the portion of these sales to record as deferred revenue at the time the product is delivered. We amortize the deferred revenue component to revenue in future periods as we deliver the related future services to the customer. For transactions, if any, for which we cannot establish VSOE of fair value of the undelivered elements, we initially record the entire transaction as deferred revenue and amortize that amount to revenue in future periods as we deliver the related future services to the customer.

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

Intangible Assets – Capitalized Software Development Costs

When we complete research and development for a software product and have completed a detail program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years.

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

•	We base the risk-free rate for periods within the contractual life of the option on the U.S. treasury yield curve in effect at the time of grant.

The assumptions used to determine compensation cost for our stock options are as follows:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	55%	68%
Expected annual dividend yield	0	0
Risk free rate of return	1.42%	1.27%
Expected option term (years)	6.00	6.00

Income Taxes

We recognize taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns.

Reclassifications

Capitalized software development costs are included in intangible assets at September 30, 2013, and December 31, 2012 in the accompanying financial statements. That balance as of December 31, 2012, of $303,000 was previously included in fixed assets in our consolidated financial statements included in our 2012 Form 10-K.

4.	Capitalized Software Development Costs

Our capitalized software development costs profile is as follows: ($’s in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amount capitalized during the period	$327	$136	$686	$313
Amortization expense	$47	$-	$124	$-

	September 30, 2013	December 31, 2012
Gross capitalized balance	$1,016	$330
Accumulated amortization	(152)	(27)
Net balance	$864	$303

Estimated Future Amortization Expense:
Three months ending December 31, 2013	$56
Year ending December 31,
2014	265
2015	311
2016	159
2017	73
Total	$864

See Note 7 for discussion of our intangible assets related to TappIn, Inc.

5.	Notes Payable

In December 2011, we borrowed $7 million under loan agreements with The Bank of San Antonio to fund a portion of the purchase price of TappIn, Inc. (“TappIn”). These loan agreements provide for the following notes payable:

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

At September 30, 2013, the total principal balance outstanding under these notes payable was $4.7 million.

Interest and principal are payable under both notes payable in 60 equal monthly installments aggregating $131,000 each that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

Scheduled future principal payments under the loan agreements as of September 30, 2013, are as follows ($ in thousands):

Three months ending December 31, 2013	$336
Year Ending December 31,
2014	1,397
2015	1,462
2016	1,530
Total	$4,725

The Loan Agreements contain the following financial covenants:

•
We must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of September 30, 2013, this debt service coverage ratio was 7.24.

•
We must maintain a maximum debt to tangible net worth ratio of 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of September 30, 2013, this debt to tangible net worth ratio was 0.50:1.

•	We must maintain liquid assets (cash and marketable securities) of at least $3.2 million in 2013 and $2.2 million in 2014. As of September 30, 2013, cash and marketable securities were $9.8 million.

The loan agreements contain customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

6.	Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Compensation expense related to stock options and restricted stock awards was as follows (in thousands):

Three Months Ended September 30,		Nine Months Ended September 30,
2013	2012	2013	2012
$225	$283	$522	$711

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

Stock option activity for the nine months ended September 30, 2013 was as follows:

	Number of Shares	Average Exercise Price	Remaining Contractual Term	Intrinsic Value (in thousands)
Outstanding at December 31, 2012	3,650,095	$1.91	6.14	$300
Granted	350,740	1.56
Exercised	(177,650)	1.30
Forfeited	(263,790)	2.25
Outstanding at September 30, 2013	3,559,395	$1.88	4.87	$453

Exercisable at September 30, 2013	2,714,920	$1.90	3.64	$435

Additional information about our stock options was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average fair value per share of options granted	$0.80	$1.11	$0.82	$1.09

Intrinsic value of options exercised (in thousands)	$27	$35	$62	$50

Cash received from stock option exercises	$74,000	$28,000	$231,000	$48,000

Unrecognized compensation expense related to non-vested options at the end of the period	$658,000	$1,400,000	$658,000	$1,400,000

Weighted average years over which non-vested options will be recognized	1.83	2.03	1.83	2.03

Restricted Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan provides for the issuance of either stock options or restricted stock awards. The fair value of stock awards is based upon the market price of the underlying common stock as of the date of grant. Stock awards are amortized over their applicable vesting period of one year using the straight-line method. Stock awards activity for the nine months ended September 30, 2013 was as follows:

	Number of Shares	Grant Date Fair Value Per Share	Total Value of Shares That Vested
Restricted shares outstanding at December 31, 2012	80,000	$1.97
Shares granted with restrictions	80,000	1.65
Shares vested and restrictions eliminated	(80,000)	1.97	$133,600
Restricted shares outstanding at September 30, 2013	80,000	$1.65

At September 30, 2013, we had $91,000 of unrecognized compensation cost related to non-vested, restricted stock awards which is expected to be recognized as expense over a weighted-average period of 8 months.

7.	TappIn Intangible Assets and Earnout Liability

In December 2011, we acquired all of the issued and outstanding shares of TappIn.  At the time of this acquisition, we allocated the total purchase price of this acquisition to assets and liabilities based on their estimated fair values at the acquisition date.  That allocation resulted in our recording of intangible assets as follows:

		Accumulated
		Amortization	Net Book Value
	Gross Carrying	Through	as of
	Amount	September 30, 2013	September 30, 2013
Customer relationship	$1,863	$(342)	$1,521
Developed technology	2,771	(726)	2,045
Total	$4,634	$(1,068)	$3,566

The acquisition provides for the possible payment of $4.5 million of contingent consideration to the former shareholders of TappIn. if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. Based on our past estimates of the probability and likelihood of this earn out ultimately being paid, our balance sheet has previously included a liability of $3.7 million for these possible payments.

We evaluated input from our customers and the marketplace as a whole relative to the TappIn product line and concluded that our future emphasis will be on merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution.  We believe offering the TappIn technology through this integration will maximize the return on our investment in this product line. While we will continue to offer TappIn as a standalone product in its Standard and Professional Editions, we have concluded that revenue earned from the TappIn product line sold in those configurations will not be significant to our results of operations and financial position in the future.

For accounting and financial statement presentation purposes, the value assigned to the developed technology intangible asset as of the date we acquired TappIn. and subsequent thereto relates only to the TappIn Standard Edition developed technology that existed on the date we acquired TappIn.  Under GAAP, none of the value of this intangible asset can be derived from the TappIn Professional Edition or from other uses of the TappIn technology.  Specifically, none of the TappIn core technology, enabling technology or the migration of that technology, including the application of that technology to our EFT Standard Edition and EFT Enterprise Edition product lines as mentioned above, can be relied upon to ascribe value to the developed technology intangible asset. Since we believe revenue earned from the TappIn Standard Edition will not be significant to our results of operations and financial position in the future, we have concluded it to be more-likely-than-not that the intangible asset arising from this developed technology is of nominal future value. Accordingly, we have reduced its value to zero on our balance sheet as of September 30, 2013, and have recorded a corresponding expense for the three months ended September 30, 2013.

For accounting and financial statement purposes, the value assigned to the customer relationship intangible asset relates to one contract with a third-party as it stood and was in place on the date we acquired TappIn.  Under GAAP, none of the value of this intangible can be derived from future modifications of this contract or from other, subsequent customer relationships.  The value of the contract that gave rise to this customer relationship intangible is dependent upon both (1) continued shipments of that customer’s products as they existed at the time we acquired TappIn. and (2) the purchasers of that customer’s products subscribing to TappIn Professional Edition.  We believe revenue earned from the activities upon which the value of the customer relationship intangible asset was derived will not be significant to our results of operations and financial position in the future. Our relationship with that customer remains in place relative to products it is currently selling that did not exist at the time we acquired TappIn. and that were not part of determining the intangible value of this customer relationship at that time.  We have concluded it to be more-likely-than-not that the intangible asset arising from this customer relationship and the products it covered as they existed at the time we acquired TappIn. is of nominal future value.  Accordingly, we have reduced its value to zero on our balance sheet as of September 30, 2013, and have recorded a corresponding expense for the three months ended September 30, 2013.

We evaluated the likelihood of the TappIn product lines achieving the revenue milestones by December 31, 2014, necessary for the earn out to be paid.  We concluded it remote and to be  more-likely-than-not that those revenue milestones will not be achieved and that the contingent consideration will not have to be paid.  Accordingly, we have reduced the TappIn earn out liability on our balance sheet to zero as of September 30, 2013 and have recorded a corresponding credit to income for the three months ended September 30, 2013.

When we acquired TappIn, Inc. in December 2011, we recorded a deferred tax liability resulting from our recording of the intangible assets described above as of the acquisition date for which there was no corresponding change in the tax basis of the TappIn common stock that we purchased.  The balance of this deferred tax liability was $1.2 million as of September 30, 2013.  Our reduction of the TappIn intangible assets to zero eliminated this deferred tax liability with a corresponding credit to federal income tax expense during the three months ended September 30, 2013.

The effects of the above items are summarized below (amounts in $000’s):

Reduction of intangible assets:
Customer relationship	$(1,521)
Developed technology	(2,045)

Elimination of earn out liability	3,694

Net TappIn asset impairment and earnout liability elimination before taxes	128

Federal income taxes	1,213

Net TappIn asset impairment and earnout liability elimination after taxes	$1,341

Our amortization expense related to these intangibles was approximately $437,000 for each of the nine months ended September 30, 2013 and 2012.

8.	Income Taxes

For the 2013 period, our effective income tax rate of 52.9% differed from a federal statutory rate of 34% primarily due to:

•	Research and development tax credits that will be claimed on our federal income tax return.

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.

•	The elimination of the deferred tax liability related to the TappIn intangible assets as discussed in Note 7.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

•	State income taxes included in income tax expense in our financial statements.

For the 2012 period, our effective tax rate of 6.8% differed from the statutory rate of 34% primarily due to:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

•	State income taxes included in income tax expense in our financial statements.

•	The effect of the affiliated entity asset impairment expense that is not deductible for federal income tax purposes.

As of September 30, 2013, we had federal income tax net operating loss carry forwards of $1.1 million available to offset future federal taxable income, if any, that expire in 2030 and 2031. These carry forwards arose from TappIn operations before we purchased TappIn. Since our acquisition of TappIn. resulted in a change in control of that entity as defined by Section 382 of the Internal Revenue Code, we are limited to applying the following maximum amounts of this carry forwards against our taxable income in the indicated year:

2013	$342,000
2014	175,000
2015	175,000
2016	175,000
2017	175,000
2018	93,000

We claimed research and experimentation tax credits (“R&D tax credit”) on certain of our tax returns and have included the effect of those credits in our provision for income taxes with a related resulting effect on our income taxes payable amounts. Certain of those returns, and in particular the R&D tax credit claimed on those returns, have been examined by the Internal Revenue Service, or IRS. The IRS has informed us of their intent not to allow a portion of those R&D tax credits we claimed. Certain components of this determination by the IRS involve estimates and judgments that we believe we applied in accordance with the Internal Revenue Code. Accordingly, we are in the processing of appealing this IRS position. However, since the IRS could prevail in their interpretation of these estimates and judgments despite our appeal, we are taking a position in preparing our financial statements that there is a more-likely-than-not chance that this examination could result in $125,000 of such credits not being allowed. Accordingly, income taxes payable includes $125,000 due to the uncertainty of this item.

9.	Earnings per Common Share

Earnings per share for the periods indicated was as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,287	$(2,714)	$3,185	$(3,107)

Weighted average shares outstanding - basic	18,761	18,398	18,570	18,336
Stock options and restricted shares (1)	397	-	431	-
Weighted average shares outstanding - diluted	19,158	18,398	19,001	18,336

Net (loss) income per common share - basic	$0.12	$(0.15)	$0.17	$(0.17)
Net (loss) income per common share - diluted	$0.12	$(0.15)	$0.17	$(0.17)

(1) For the three and nine months ended September 30, 2012, stock options and restricted shares are not included in the earnings per share computation as their effect would be anti-dilutive.

10.	Contingencies

We were named as one of a number of defendants in a patent infringement suit filed by Achates Reference Publishing, Inc. in the United States District Court for the Eastern District of Texas Marshall Division. During the three months ended June 30, 2013, we settled this matter in a manner that was immaterial to our financial position and results of operations.

We were named as one of a number of defendants in a patent infringement suit filed by Uniloc Luxembourg S.A. in the United States District Court for the Eastern District of Texas Marshall Division. During the three months ended September 30, 2013, the court dismissed the plaintiff’s claims with prejudice.

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

Our initial product, CuteFTP, a file transfer program used mostly by individuals and small businesses, was first distributed in 1996 over the Internet and achieved significant success and popularity. Since then, we have continued to enhance our portfolio of products to meet the increasing demand for secure information exchange in the MFT industry and adjacent markets such as cloud services. Our capabilities have evolved from personal and small business MFT products to include standard and enterprise versions of our Enhanced File Transfer, or EFT, software, with an increasing number of add-on modules that provide additional capabilities such as ad hoc file transfer, advanced auditing and reporting, government-validated cryptography, and workflow automation. We have also developed Wide-Area File Services, or WAFS, and Continuous Data Protection, or CDP, software which uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, at higher speeds than possible with alternate approaches.

We offer managed e-mail attachment solutions for information sharing. We believe our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail.

We also offer software-as-a-service, or SaaS, and cloud-based subscription solutions for information sharing. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.  We believe our managed, cloud-based subscription solutions may become a notable part of our future revenue because these solutions provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. While we remain in the early stages of growing our subscription services, we have the capability to deliver these services in the United States as well as in additional geographies, such as the United Kingdom and Canada, where country-specific compliance requirements may necessitate in-country service delivery.

We serve the secure content mobility market with our TappIn solutions. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content. We believe that the inclusion of secure content mobility capability in our portfolio potentially could have profound implications on the future growth of our business due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users.

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2013, we were named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers for the third year in a row.

•	In 2013, we were listed in the highest ranking category of “Champion” in Info-Tech Research Group’s Vendor Landscape Report for managed file transfer for the second year in a row.

•	In 2013, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the fourth year in a row, ranking us #13 in the medium size category.

•	In 2013, the San Antonio Business Journal recognized us for fast growth in revenue for the second consecutive year.

•	In 2012, we were named one of the top 50 companies in the San Antonio Express-News Top Workplaces for the third year in a row.

•	In 2012, we were named one of the “Best Places to Work” by the San Antonio Business Journal for the third year in a row.

•	In 2011, Computerworld named GlobalSCAPE on its list of “100 Best Places to Work in IT” for the second year in a row.

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below.

Revenue Growth

We provide products and solutions to small, medium and large, multinational corporations as well as to individual consumers. We have a broad product line that has allowed us to grow revenue through software products installed at a customer’s location as well as through cloud-based and software-as-a-service solution delivery. In addition, we have grown our professional services capabilities to enhance our customers’ implementation, training and overall user experience. Our enterprise products, solutions, and services comprised more than 85% of our revenue during the three and nine months ended September 30, 2013. We continue to serve consumers and small businesses with our CuteFTP software and other consumer products. Our consumer products, while less than 15% of total revenue for the three and nine months ended September 30, 2013, are recognized brands in the marketplace that have a positive effect on our overall product offerings and corporate franchise.

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

Similarly, we believe market adoption of secure content mobility solutions, such as those provided by our TappIn solutions, will increase in future periods as use of personal computing devices, such as smart phones and tablets, continues to grow exponentially and as businesses increasingly embrace the rapidly increasing use of mobile devices, including “Bring Your Own Device”, or BYOD, operating models. In order to capitalize on this trend, our future emphasis will be on merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution.  We believe offering the TappIn technology through this integration will maximize the return on our investment in this product line.

We discuss our revenue growth and trends in the sections below titled Comparison of the Statement of Operations for the Three Months Ended September 30, 2013 and 2012 and Comparison of the Statement of Operations for the Nine Months Ended September 30, 2013 and 2012 .

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

We discuss our recurring revenue trends in the section below titled Comparison of the Statement of Operations for the Three Months Ended September 30, 2013 and 2012 and Comparison of the Statement of Operations for the Nine Months Ended September 30, 2013 and 2012.

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

Our ACV growth, as illustrated in the table below, is a result of sales success in numerous areas of our business. While we expect ACV may grow in future periods as we potentially continue to increase our volume of non-cancellable contracts for future delivery of our products and services, it could also decrease for a number of reasons including existing customers electing not to renew their maintenance and support contracts or a large professional services contract, such as those we have in place to provide services to the U.S. Army, not being renewed for additional terms as provided in certain of those contracts.

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

	September 30
	2013	2012
	(thousands)
Amounts we have billed and/or been paid in advance (presented as deferred revenue in our financial statements)	$10,721	$9,557
Amounts we will bill and be paid in the future (will appear in our financial statements when we are paid and/or when we provide the products and services)	392	752
Total ACV	$11,113	$10,309

The deferred revenue amounts in the table above appear on our balance sheet as follows:

	September 30,
	2013	2012
Deferred revenue, current portion	$9,134	$7,966
Deferred revenue, non-current portion	1,587	1,591

Total deferred revenue	$10,721	$9,557

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

We exclude infrequent items from these income and expense measurements because we do not consider them part of our core operating results when assessing our ongoing operational performance, allocating resources to our business activities and preparing operating budgets. We believe that by comparing such income and expense measurements across historical periods, our operating results can be evaluated exclusive of the effects of certain infrequent items that may not be indicative of our core operations.

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

Income and expense excluding infrequent items is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Non-GAAP Operating Expenses
GAAP total operating expenses	$4,802	$8,867	$15,231	$20,369
Add: TappIn intangible asset impairment and earnout liability elimination	$128	-	$128	-
Less: Affiliated entity asset impairment	-	(3,264)	-	(3,264)
Operating expenses excluding infrequent items	$4,930	$5,603	$15,359	$17,105

Non-GAAP (Loss) Income From Operations
GAAP income (loss) from operations	$1,535	$(2,789)	$2,911	$(3,196)
Less: TappIn intangible asset impairment and earnout liability elimination	$(128)	-	$(128)	-
Add: Affiliated entity asset impairment	-	3,264	-	3,264
Operating income excluding infrequent items	$1,407	$475	$2,783	$68

Non-GAAP Net Income (Loss)
GAAP net income (loss)	$2,287	$(2,714)	$3,185	$(3,107)
Less: TappIn intangible asset impairment and earnout liability elimination	$(1,341)	-	$(1,341)	-
Add: Affiliated entity asset impairment	-	2,929	-	2,929
Net income (loss) excluding infrequent items	$946	$215	$1,844	$(178)

Non-GAAP Earnings Per Share
Net income excluding infrequent items	$946	$215	$1,844	$(178)
Weighted average share outstanding:
Basic	18,761	18,398	18,570	18,336
Diluted	19,158	19,125	19,001	18,336
Net income per common share excluding infrequent items:
Basic	$0.05	$0.01	$0.10	$(0.01)
Diluted	$0.05	$0.01	$0.10	$(0.01)

The TappIn intangible asset impairment and earnout liability elimination effect on non-GAAP net income (loss) of $(1.3) million is the gross TappIn intangible asset impairment and earnout liability elimination of $128,000 plus $1.2 million of related federal income tax effects. The affiliated entity asset impairment effect on non-GAAP net income (loss) of $2.9 million is the gross affiliated entity asset impairment of $3.3 million net of related federal income tax effects.

See our comparison of results for the three and nine months ended September 30, 2013 and 2012 below for our discussion of variations in the underlying elements comprising the amounts above.

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

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$2,287	$(2,714)	$3,185	$(3,107)
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	(791)	(86)	(404)	(227)
Other expense	39	11	130	138
Depreciation and amortization	265	314	787	951
Stock-based compensation expense	225	283	522	711
Infrequent items:
TappIn intangible asset impairment and earnout liability elimination	(128)	-	(128)	-
Affliated entity asset impairment	-	3,264	-	3,264
Adjusted EBITDA	$1,897	$1,072	$4,092	$1,730

See the section below comparing our results of operations for the three and nine months ended September 30, 2013 and 2012, for a discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

EFT Standard and Enterprise Editions

We earn most of our software license revenue from sales of our EFT Standard Edition and EFT Enterprise Edition solutions. These “server side” solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide small and medium-sized businesses, or SMB’s, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. In 2013, we released Version 6.5 of our EFT platform which we branded as EFT 2013. Enhancements and added capabilities in this latest version include, among others:

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

CuteFTP

CuteFTP is a ‘“client side” software product, installed on a user’s local computer that enables file transfers from or to a file transfer server. The target market for the CuteFTP product includes corporate IT professionals who use it to transfer data between locations via the Internet and individual Web site operators who use it to upload their Web pages to their Web hosting provider, among others.

While CuteFTP still has significant brand recognition in the market, the revenue we earn from this product line and its percent of our total revenue have declined in recent years. We believe market availability of free FTP utilities and the emergence of social media with embedded capabilities for sharing non-sensitive data such as photos and videos are examples of the primary causes of the decline in CuteFTP revenue. Notable features introduced in our current CuteFTP Version 9 in include, among others:

•	Support for Unicode (UTF-8) characters that allows greater international use.

•	Web Distributed Authoring and Versioning (WebDAV) support to facilitate collaboration between users in editing and managing documents and files stored on World Wide Web servers.

•	Integration with TappIn, enabled by the WebDAV support.

Version 9 simplified our CuteFTP product line by consolidating all the features of our previous multi-product CuteFTP product line for Windows operating systems into this single version. We continue to offer CuteFTP Version 3.1 software for Mac platforms. We believe current versions of CuteFTP appeal to users wanting features more robust than offered in free alternatives.

Cloud-Based MFT

Since 2010, we have had a partner agreement with Rackspace Hosting, Inc., a world leader in the hosting and cloud computing industry. We have a similar, more recent agreement with PEER 1 Hosting. Through these relationships, we deliver cloud-based, managed file transfer solutions (MIX, Hosted Mail Express, and Hosted EFT) for the secure exchange of business-to-business data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. We offer our cloud services capability in the United States, Canada and in Europe. We meet country-specific compliance requirements in the UK and Canada which can necessitate in-country delivery of the services.

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

Our WAFS revenue for the nine months ended September 30, 2013, was lower than for the comparable period in 2012 due to our need to restrict the environments into which it is sold and installed to those that can be configured to operate within the data transmission volume and stored file size operating specifications of the software. We have an ongoing product development program to expand these operating specifications so we can introduce WAFS to a broader spectrum of the marketplace and increase our revenue from this product. We believe WAFS will be competitive in the marketplace for the foreseeable future as a product serving the need for wide area file access and data protection.

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, is a client-server application that allows users to send and receive e-mail attachments of unlimited size easily and transparently without resorting to unapproved and potentially insecure methods such as USB drives or social media sites.  The ability of Mail Express to transmit multi-terabyte and larger attachments, which is well beyond the operation range of typical competing approaches to sending email attachments, means the user is limited only by their available bandwidth when sending files as an email attachment.  Mail Express provides increased benefits for the information technology organizations by offering greater visibility into email-based file movement across the enterprise, including robust tracking and auditing. The Mail Express application provides flexible, customer-defined administration privileges to allow e-mail administrators and end users to configure specific parameters for handling e-mail attachments in accordance with corporate policy. In 2013, we introduced Mail Express Version 3.3 that includes a number of enhancements including, among others:

•	Integration with EFT 2013.

•	More flexible language support to enhance international appeal.

•	A new dashboard allowing additional administrator visibility into all connected clients.

We believe Mail Express will be competitive in the marketplace for the foreseeable future as a product for securely sharing and managing large e-mail attachments.

Secure Content Mobility Solution

Our TappIn product line provides the ability to easily and securely access and share documents, pictures, videos and music anytime, anywhere while eliminating or minimizing the storage of data in the cloud and the associated security and privacy concerns. From the office, at home, or on the road, customers can “Tapp In” to their files, stored in multiple locations, using any web browser and most Internet-enabled mobile devices (including Apple iPhone and iPad, Google Android,Windows Phone and Kindle Fire). With TappIn, users can avoid uploading and/or syncing to a cloud storage location and eliminate the need to pay for additional cloud storage. Instead, the TappIn service securely leverages the user’s existing in-house storage devices (such as a desktop computer, in-house network servers or network-attached storage devices), allows sharing of large files and provides encryption to safeguard content.

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

We believe secure content mobility is a rapidly emerging, central feature of the markets we serve, including our primary MFT market. We believe exponential growth in smartphone and tablet sales and adoption, combined with rapid growth in retained content and BYOD expectations, potentially will drive strong revenue growth in this market segment particularly in the enterprise space. In order to capitalize on these trends, our future emphasis will be on merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution.  We believe offering the TappIn technology through this integration will maximize the return on our investment in this product line.

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

Our professional services revenue is directly correlated to certain components of our cost of revenues because the services necessarily are labor intensive. For this reason, professional services typically have significantly lower margins than product sales or subscription services. However, we believe professional services allow us to better establish and maintain our solution implementations, while also providing our customers with the training and education services that help them make more complete use of our solution capabilities. In addition, for large contracts like the engineering services we provide to the U.S. Army, such professional services provide significant past performance that facilitates additional business. Over time, we believe the return on investment from increased professional services outweighs the potential near-term impacts on operating margins.

Overall Revenue Trends and Mix Between Products, Services, and Maintenance and Support

See our discussion below under Comparison of the Statement of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 for a review of our overall revenue trends and mix between products, services, and maintenance and support.

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

Entering and Establishing Leadership in Broader Markets

Gartner Inc., a notable industry analyst, and International Data Corporation have stated that the annual MFT market is in excess of $700 million. We are a leader in MFT products and services. In both 2013 and 2012, we achieved one of the highest ratings in the latest Managed File Transfer Vendor Landscape Report from Info-Tech Research Group. In both years, the report designated GlobalSCAPE a “Champion” in its Vendor Landscape matrix. Info-Tech Research Group evaluated criteria such as strategy, viability, sales and support reach, and channel partner programs. Their evaluation of our strategy garnered one of the highest possible scores due in part to our TappIn product line and our approach to mobile file access. Also playing a role in our rating was the assessment of our EFT Enterprise Edition, one of our primary MFT solutions. EFT Enterprise Edition was commended for its ability to meet advanced security requirements, its flexible deployment options and our responsive customer support. We also received the highest marks for our available features and flexible system architecture.

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

We offer services to the much larger, and adjacent, cloud services market with our MIX and Hosted Enhanced File Transfer solutions. Gartner estimated the cloud computing market would grow to approximately $210 billion by 2016. This market includes categories such as infrastructure-as-a-service, management and security, and SaaS. Our partner agreements with hosting providers such as Rackspace and Peer 1, and the proven, modular capabilities of our EFT solution suite, provide us a straightforward path for delivering our products and technology to specific segments of this market

We have added adjacent-market capabilities, such as business automation and business activity monitoring, to the EFT software also through our modular solution architecture. These capabilities are helping to underpin the consistent growth in revenue from the EFT solution suite. In addition, our Mail Express solution was recognized by Info Security Products Guide as a “Global Excellence Award” winner in the Email Management and Security category in 2012 and by Network Products Guide as a Best Products and Services winner in the Email, Security and Management Category in 2013. We believe strengthening our ad hoc file transfer solutions remains a key strategy element and we intend to pursue solution enhancements in this area in future periods. Our secure content mobility competencies provide another potentially compelling complement to traditional MFT capabilities, including ad hoc file transfer solutions. We have developed a secure mobile access module for our EFT solution as an initial point of integration with our TappIn technology. We regard secure content mobility potentially as a unifying concept for our solution portfolio given the central position and importance of content (i.e., data and information) in the market drivers for our solutions. We intend to further integrate our solution capabilities, for example as demonstrated by the February 2013 integration of Mail Express functionality as a module within the EFT solution suite, to take advantage of potential synergies and strengths across our solution portfolio, while also possibly simplifying our marketing and sales processes.

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

Growing Recurring Revenue

Recurring revenue includes M&S contracts and subscriptions for our cloud-based managed and hosted solutions. In the broadest sense, delivery of labor hours on long-duration professional services contracts also fits within this growth strategy because such “contracted sales” provide a book of sold business that will be recognized as revenue in future periods with some revenue from these contracts potentially visible even two or three years in the future. This future revenue is included in deferred revenue on our balance sheet and in Aggregate Contract Value (ACV) as previously described in the Key Business Metrics section. We believe increasing recurring revenue provides greater predictability of revenue in future periods and a stronger hedge against future business or broader economic downturns.

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

Recently, we have decided to emphasize merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution.  We believe offering the TappIn technology through this integration will maximize the return on our investment in this product line.

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

We believe the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users. While storing and accessing data in a cloud environment is viable in many circumstances, we believe there also is a significant demand in the marketplace for the ability to access data in a manner similar to that offered by cloud computing but with the data being accessed and stored within the security of computers, servers or data centers owned by or dedicated solely to a particular individual or enterprise, rather than in the cloud. Many of our customers already using our EFT solution and other products have expressed a desire to have the flexibility to access their data from anywhere using a tablet computer or smartphone with security protocols at least equivalent to that offered by our EFT software and other products within our portfolio. Our TappIn technology potentially can provide or contribute to that functionality. Therefore, we intend to expand and enhance the TappIn capabilities and appeal for enterprise customers including merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution.

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

Channel sales can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. We leverage this approach to reduce our overall cost of marketing and selling our solutions in geographic areas where it would be costly to establish a presence with our own employees. To facilitate this approach, we host channel partner conferences to provide a forum for exchanging ideas and delivering partner-specific sales education and training. We currently derive approximately 86.8 percent of our sales from the United States, United Kingdom, Canada, and Australia. Achieving an additional presence in regions we historically have not served to any notable degree could increase our sales in future years. For example, we have placed increased emphasis on sales to Latin America and Asia in recent periods.

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

We believe we have continued to enhance our brand through additional national and regional attention resulting from the numerous corporate awards we have received including:

•	In 2013, we were named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers for the third year in a row.

•	In 2013, we were listed in the highest ranking category of “Champion” in Info-Tech Research Group’s Vendor Landscape Report for managed file transfer for the second year in a row.

•	In 2013, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the fourth year in a row, ranking us #13 in the medium size category.

•	In 2013, the San Antonio Business Journal recognized us for fast growth in revenue for the second consecutive year..

•	In 2012, we also were named one of the top 50 companies in the San Antonio Express-News Top Workplaces for the third year in a row.

•	In 2012, we were named one of the “Best Places to Work” by the San Antonio Business Journal for the third year in a row.

•	In 2011, Computerworld named GlobalSCAPE on its list of “100 Best Places to Work in IT” for the second year in a row.

We believe the corporate, financial, and technical awards we have received over the years in aggregate increase our market visibility and provide a stronger basis for continued development of the GlobalSCAPE brand.

Liquidity and Capital Resources

Our cash and working capital positions were as follows (in thousands):

	September 30, 2013	December 31, 2012
Cash and cash equivalents	$9,757	$8,079
Working capital	1,703	73
Working capital plus deferred revenue (non-GAAP presentation)	12,424	9,846

Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability. Working capital plus deferred revenue is not a measure of financial position under GAAP, has limitations as an analytical tool and when assessing our financial position, and should not be considered a substitute for working capital computed in accordance with GAAP.

Cash provided or used by our various activities consisted of the following (in thousands):

	Cash Provided (Used) During the Nine Months Ended September 30,
	2013	2012
Operating activities	$3,827	$2,866
Investing activities	(1,298)	(568)
Financing activities	(851)	(906)

Our cash provided by operating activities increased during the nine months ended September 30, 2013 (“the 2013 period”) compared to the nine months ended September 30, 2012 (“the 2012 period”), primarily due to:

•
Net income, after adjustments to reconcile net income to net cash provided by operating activities as illustrated on our Condensed Consolidated Statements of Cash Flow, of $3.4 million for the 2013 period compared to $1.5 million for the 2012 period which yielded approximately $1.9 million of additional cash flow for the 2013 period compared to the 2012 period. See the comparison of statement of operations for the 2013 period and the 2012 period below for a discussion of the changes in the components of these amounts.

•
Accounts payable decreasing $6,000 during the 2013 period compared to decreasing $239,000 during the 2012 period with the lower decrease due to enhanced cash management policies related to vendor payments and normal variations in the timing of our payments to vendors.

Offset by

•
Deferred revenue increasing $948,000 during the 2013 period compared to increasing $1.9 million during the 2012 period.  During the 2012 period, we received an M&S order from the U.S. Army that was notably higher than the expiring M&S order it replaced which contributed to the deferred revenue increase in 2012.  The similar U.S. Army M&S renewal in 2013 was for an amount similar to the 2012 amount thereby not creating a similar increase in deferred revenue in 2013.

•
Accounts receivable increasing $251,000 during the 2013 period compared to decreasing $314,000 during the 2012 period with this change due to non-recurring circumstances causing certain of our customers to take longer to pay in 2013 compared to 2012 but which did not result in an increase in uncollectable accounts receivable.

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

The reduction of the TappIn intangible assets and earnout liability to zero as discussed below did not provide or use cash.

Our primary obligations at September 30, 2013 were:

•
Deferred revenue of $10.7 million of which $9.1 million is the primary component of our current liabilities. Our deferred revenue arises primarily from our obligation to provide services in the future under maintenance and support contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years.

•	Notes payable to a bank of $4.7 million (see discussion below under Loan Agreements).

•	Trade accounts payable, accrued liabilities, obligations under operating leases and amounts due third parties under royalty agreements all incurred in the normal course of business.

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

We plan to expend significant resources in the future on internal product development programs, such as merging TappIn and our EFT Standard Edition and EFT Enterprise Edition to create a TappIn Enterprise Solution, and may also use our cash possibly to license or acquire technology, products, or businesses. Because our principal source of cash is cash flow from operations, if our sales were to decline or our expenses to increase, our available cash could also decline. If sales decline or expenses increase significantly, or if our liquidity is otherwise under duress, management may substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate research and development expenditures. We may also sell equity securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

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

At September 30, 2013, the total principal balance outstanding under these notes payable was $4.7 million.

Interest and principal are payable under both notes in 60 equal monthly installments that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

The Loan Agreements contain the following financial covenants:

•
We must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of September 30, 2013, this debt service coverage ratio was 7.25.

•
We must maintain a maximum debt to tangible net worth ratio of 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of September 30, 2013, this debt to tangible net worth ratio was 0.50:1.

•	We must maintain liquid assets (cash and marketable securities) of at least $3.2 million in 2013 and $2.2 million in 2014. As of September 30, 2013, cash and marketable securities were $9.8 million.

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

Contractual Obligations

At September 30, 2013, our principal commitments consisted of obligations outstanding under the loan agreements described above, operating leases for our office space, royalty agreements with third parties, federal income tax payable, trade accounts payable and accrued liabilities. The commitments related to royalty agreements are contingent on sales volumes. We plan to continue to expend significant resources on product development in future periods which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products or businesses related to our current business strategy.

Our contractual obligations at September 30, 2013, other than (1) the TappIn earnout liability described above and (2) trade accounts payable, accrued liabilities, royalties and federal income taxes we incur in the normal course of business consisted of the following:

	Amounts Due for the Period (000's)
	Three Months Ending December 31,	Fiscal Years
	2013	2014 - 2016	2017 - 2019	Thereafter	Total

Long term debt	$336	$4,389	$-	$-	$4,725
Operating leases	118	1,177	810	-	2,105
	$454	$5,566	$810	$-	$6,830

TappIn Intangible Assets and Earnout Liability

In December 2011, we acquired all of the issued and outstanding shares of TappIn.  At the time of this acquisition, we allocated the total purchase price of this acquisition to assets and liabilities based on their estimated fair values at the acquisition date.  That allocation resulting in us recording intangible assets consisting of the following:

		Accumulated
		Amortization	Net Book Value
	Gross Carrying	Through	as of
	Amount	September 30, 2013	September 30, 2013
Customer relationship	$1,863	$(342)	$1,521
Developed technology	2,771	(726)	2,045
Total	$4,634	$(1,068)	$3,566

The acquisition of all of the issued and outstanding shares of TappIn provided for the possible payment of $4.5 million of contingent consideration to the former shareholders of TappIn. if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. Based on our past estimates of the probability and likelihood of this earn out ultimately being paid, our balance sheet has previously included a liability of $3.694 million for these possible payments.

We evaluated input from our customers and the marketplace as a whole relative to the TappIn product line and concluded that our future emphasis will be on merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution.  We believe offering the TappIn technology through this integration will maximize the return on our investment in this product line. While we will continue to offer TappIn as a standalone product in its Standard and Professional Editions, we have concluded that revenue earned from the TappIn product line sold in those configurations will not be significant to our results of operations and financial position in the future.

For accounting and financial statement presentation purposes, the value assigned to the developed technology intangible asset as of the date we acquired TappIn. and subsequent thereto relates only to the TappIn Standard Edition developed technology that existed on the date we acquired TappIn.  Under GAAP, none of the value of this intangible asset can be derived from the TappIn Professional Edition or from other uses of the TappIn technology.  Specifically, none of the TappIn core technology, enabling technology or the migration of that technology, including the application of that technology to our EFT Standard Edition and EFT Enterprise Edition product lines as mentioned above, can be relied upon to ascribe value to the developed technology intangible asset. Since we believe revenue earned from the TappIn Standard Edition will not be significant to our results of operations and financial position in the future, we have concluded it to be more-likely-than-not that the intangible asset arising from this developed technology is of nominal future value. Accordingly, we have reduced its value to zero on our balance sheet as of September 30, 2013, and have recorded a corresponding expense for the three months ended September 30, 2013.

For accounting and financial statement purposes, the value assigned to the customer relationship intangible asset relates to one contract with a third-party as it stood and was in place on the date we acquired TappIn.  Under GAAP, none of the value of this intangible can be derived from future modifications of this contract or from other, subsequent customer relationships.  The value of the contract that gave rise to this customer relationship intangible is dependent upon both (1) continued shipments of that customer’s products as they existed at the time we acquired TappIn. and (2) the purchasers of that customer’s products subscribing to TappIn Professional Edition.  We believe revenue earned from the activities upon which the value of the customer relationship intangible asset was derived will not be significant to our results of operations and financial position in the future. Our relationship with that customer remains in place relative to products they are currently selling that did not exist at the time we acquired TappIn. and that were not part of determining the intangible value of this customer relationship at that time.  We have concluded it to be more-likely-than-not that the intangible asset arising from this customer relationship and the products it covered as they existed at the time we acquired TappIn. is of nominal future value.  Accordingly, we have reduced its value to zero on our balance sheet as of September 30, 2013, and have recorded a corresponding expense for the three months ended September 30, 2013.

When we acquired TappIn, Inc. in December 2011, we recorded a deferred tax liability resulting our recording of the intangible assets described above as of the acquisition date for which there was no corresponding change in the tax basis of the TappIn common stock that we purchased.  The balance of this deferred tax liability was $1.2 million as of September 30, 2013.  Our reduction of the TappIn intangible assets to zero eliminated this deferred tax liability with a corresponding credit to federal income tax expense during the three months ended September 30, 2013.

We evaluated the likelihood of the TappIn product lines achieving the revenue milestones by December 31, 2014, necessary for the contingent consideration described above to be paid.  We concluded it remote and more-likely-than-not that those revenue milestones will not be achieved and that the contingent consideration will not have to be paid.  Accordingly, we have reduced the TappIn earn out liability on our balance sheet to zero as of September 30, 2013 and have recorded a corresponding credit to income for the three months ended September 30, 2013.

The effects of the above items are summarized as follows (amounts in $000’s):

Reduction of intangible assets:
Customer relationship	$(1,521)
Developed technology	(2,045)

Elimination of earn out liability	3,694

Net TappIn asset impairment and earnout liability elimination before taxes	128

Federal income taxes	1,213

Net TappIn asset impairment and earnout liability elimination after taxes	$1,341

Comparison of the Statement of Operations for the Three Months Ended September 30, 2013 and 2012

In our discussion below, we refer to the three months ended September 30, 2013 as the “2013 quarter” and the three months ended September 30, 2012 as the “2012 quarter”. Our references to increases or decreases relate to the 2013 quarter compared to the 2012 quarter as presented in the following table ($’s in thousands):

	Three Months Ended September 30,
	2013	2012	$ Change

Total revenues	$6,337	$6,078	$259
Cost of revenues	250	331	(81)
Selling, general and administrative expenses	3,492	4,136	(644)
Research and development expenses	923	822	101
TappIn intangible asset impairment and earnout liability elimination	(128)	-	(128)
Affiliated entity asset impairment	-	3,264	(3,264)
Depreciation and amortization	265	314	(49)
Total operating expenses	4,802	8,867	(4,065)
(Loss) income from operations	1,535	(2,789)	4,324
Other income (expense)	(39)	(11)	(28)
Net (loss) income before income taxes	1,496	(2,800)	4,296
Income tax expense (benefit)	(791)	(86)	(705)
Net (loss) income	$2,287	(2,714)	$5,001

 Revenue. We derive our revenue primarily from the following activities:

•	Software license revenue, which results primarily from sales of our EFT Enterprise, EFT Standard, CuteFTP and WAFS products and solutions, which we typically recognize at the time of product shipment.

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

The components of our revenues are as follows ($ in thousands):

	Revenue for the Three Months Ended September 30,
	2013		2012

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise	$3,984	62.9%	$4,089	67.3%
EFT Standard	1,020	16.1%	845	13.9%
Total EFT Products and Solutions	$5,004	79.0%	$4,934	81.2%
Wide Area File Services/CDP	291	4.6%	310	5.1%
Professional Services	412	6.5%	274	4.5%
CuteFTP	286	4.5%	254	4.2%
Other	344	5.4%	306	5.0%
Total Revenue	$6,337	100.0%	$6,078	100.0%

Maintenance and Suppport Included in Total Revenue	$3,478	54.9%	$3,054	50.2%

Our total revenue increased 4.3% in the 2013 quarter compared to the 2012 quarter. This increase consisted of a 13.9% increase in our revenue from M&S sales offset by a 5.4% decrease in revenue from all other sources combined. Specific components of these changes consisted of the following:

•
EFT Enterprise Edition and Standard Edition revenue in total increased 1.4% which consisted of a 17.02% increase in M&S revenue offset by a 17.0% decrease in software license revenue. The M&S revenue increase reflects our continued emphasis on customer satisfaction resulting in continued growth in M&S contract renewals. The software license revenue decrease was primarily a result of decreased effectiveness of lead generation from our marketing activities, including a search engine optimization effort during the second half of 2012 and into 2013 that had the unintended effect of temporarily, negatively impacting the generation of new customer leads from online marketing activities. During 2013, we have made significant changes in personnel leading our sales and marketing groups. Our new management team has implemented new sales and marketing campaigns, engaged third party search engine optimization experts to redirect our efforts in that area and is increasing our resource allocation to support a return to a growth trend in software license revenue from our EFT products and solutions. For example, we have begun to focus our efforts on merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution. We believe this product will allow us to capitalize on the emerging BYOD trend in the workplace. By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years.

•
Wide Area File Services/CDP revenue decreased 6.1% which consisted of a 4.8% increase in M&S revenue offset by a 27.1% decrease in software license revenue. The M&S revenue increase reflects our continued emphasis on customer satisfaction resulting in continued growth in M&S contract renewals. The license revenue decrease was primarily due to the continuation of our plan, implemented in prior periods, to more selectively sell this product in environments that can be configured to operate within the data transmission volume and stored file size operating specifications of the software which we have found allow customers to effectively use the WAFS product without encountering legacy WAFS issues. We are continuing development of this product so that it functions effectively and efficiently in additional environments which would allow us to broaden its market opportunities. We believe that initiative, combined with our ongoing commitment to customer satisfaction and support, could yield increased WAFS/CDP revenue in the future.

•
Professional services revenue increased 50.4% primarily due to additional emphasis during our product sales efforts on promoting delivery of complementary professional services that enhance our new customers’ implementation and training experience. Similarly, we have implemented programs, focused on existing customers, where we promote supplemental, post-sale services that have produced incremental and larger professional services engagements within our customer base. This emphasis on professional services sales and delivery has allowed us to significantly increase our revenue in this area, even as revenue derived from our participation under the MAT contract with the U.S. Army supporting Army logistics has declined compared to prior years. We have historically earned a notable portion of our professional services revenue under our contract supporting Army logistics. Globalscape successfully completed the terms of the final option year of the MAT contract in September 2013.  As there is now a new primary contractor, we do not anticipate future revenue from these activities.   We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

•
CuteFTP revenue increased 12.6% primarily as a result of our release in November 2012 of CuteFTP Version 9 with an improved feature set to better address the user’s higher performance and security demands. CuteFTP is one of few secure FTP client programs that support a wide range of security standards related to the FTP protocol.

While we believe our software solutions remain competitive in their served markets, the overall license revenue trend has been flat or even negative in recent periods. This trend is reflected in our EFT platform revenue, as discussed above. If this decline were to continue over a long period of time, it could begin to have a negative impact on our future M&S revenue, even if our customers continue to renew M&S contracts at historical rates. This situation, in turn, could negatively impact our business and could harm our financial results. In order to increase license sales, we have increased our focus on lead generation, improved sales pipeline management, and commenced other activities intended to increase software license revenue in future periods. For example, we have retained a search engine optimization firm, increased our outbound marketing activities, and established new sales leadership and processes since the beginning of the second quarter. Additional resources are also being assigned to increasing our engineering focus on the development and evolution of our core EFT platform. For example, we have begun to focus our efforts on merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution. We believe this product will allow us to capitalize on the emerging BYOD trend in the workplace.

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

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, expenses directly associated with professional services delivery and amortization of capitalized software development costs. Cost of revenues decreased 24.5% primarily due to decreased labor costs of $60,000 associated with professional services under the MAT contract as a result of the reduction in our level of participation in the MAT contract as described in our revenue discussion above.

 Selling, General and Administrative. Selling, general, and administrative expenses decreased 15.6% primarily due to decreases in:

•
Salaries and wages of $273,000 resulting primarily from the consolidation of our chief executive officer and president/chief operating officer positions and an overall reduction in headcount through natural attrition. Instead of hiring to fill all vacated positions, we have addressed those responsibilities through enhanced and more efficient operating practices and procedures.

•	Stock-based compensation expense of $61,000 resulting from forfeitures of vested stock options held by certain former employees.

•
Public relations expense of $41,000 due to increased use of in-house resources in 2013 as compared to using more expensive outside firms in 2012 and more focused and optimized spending in the areas of international and trade show outreach costs.

•	Legal fee expense of $131,000 due to a reduction in ongoing litigation.

•	Sales commission expense of $135,000 due primarily to a higher percentage of our sales being for M&S for which the commission rate is lower.

Research and Development. Research and development expenses increased 12.3% primarily due to increases in:

•	External research and development of $175,000 for work to further develop our WAFS product.

•	Salaries of $145,000 due to the hiring of additional software engineers.

•	Recruiting expense of $24,000 paid to third parties for assistance in finding experienced software engineers.

Offset by:

•
An increase in capitalized software development costs of $327,000 resulting from development of enhanced versions of our EFT Standard and Enterprise Editions. Capitalized software development costs are excluded from expenses at the time of capitalization but are included in operating expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

TappIn Intangible Asset Impairment and Earnout Liability Elimination.  This expense in the 2013 quarter relates to the reduction of the TappIn intangible assets and earnout liability to zero as discussed under Liquidity and Capital Resources above in the section titled TappIn Intangible Assets and Earnout Liability.  There was no similar event in the 2012 quarter.

Affliliated Entity Asset Impairment.  This expense in the 2012 quarter relates to the elimination of the value of our investments in and notes receivable from CoreTrace Corporation due to that company selling a substantial portion of its assets, other than our appShield product, to an unrelated third party.  There was no similar event in the 2013 quarter.

Depreciation and Amortization. Depreciation and amortization decreased 15.6% due to the 2012 quarter including amortization of the software and customer list intangible assets arising from the Availl acquisition while the 2013 quarter did not include any such amortization as a result of those intangible assets becoming fully amortized subsequent to the 2012 quarter.

Other Income and Expense. Other expense was higher during the 2013 quarter than during the 2012 quarter due to the amount for the 2012 quarter including interest income from Coretrace notes receivable that did not exist in 2013.  Other expense was further affected in the 2013 quarter compared to the 2012 quarter by the decrease in interest expense as a result of the outstanding principle balance on our notes payable declining throughout the year as we made the scheduled payments of principle and interest.

Income Taxes. For the 2013 quarter, our effective income tax rate of 52.9% differed from a federal statutory rate of 34% primarily due to:

•	Research and development tax credits that will be claimed on our federal income tax return.

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.

•
The elimination of the deferred tax liability related to the TappIn intangible assets that were reduced to zero as described under TappIn Intangible Asset Impairment and Earnout Liability Elimination above.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

•	State income taxes included in income tax expense in our financial statements.

For the 2012 quarter, our effective tax rate of 3.1% differed from the statutory rate of 34% primarily due to the same reasons described above regarding the 2013 quarter, plus the effect of the affiliated entity asset impairment expense that is not deductible for federal income tax purposes.

Comparison of the Statement of Operations for the Nine Months Ended September 30, 2013 and 2012

In our discussion below, we refer to the nine months ended September 30, 2013 as the “2013 period” and the nine months ended September 30, 2012 as the “2012 period”. Our references to increases or decreases relate to the 2013 period compared to the 2012 period as presented in the following table ($’s in thousands):

	Nine Months Ended September 30,
	2013	2012	$ Change

Total revenues	$18,142	$17,173	$969
Cost of revenues	782	962	(180)
Selling, general and administrative expenses	11,137	12,532	(1,395)
Research and development expenses	2,653	2,660	(7)
TappIn intangible asset impairment and earnout liability elimination	(128)	-	(128)
Affiliated entity asset impairment	-	3,264	(3,264)
Depreciation and amortization	787	951	(164)
Total operating expenses	15,231	20,369	(5,138)
(Loss) income from operations	2,911	(3,196)	6,107
Other income (expense)	(130)	(138)	8
Net (loss) income before income taxes	2,781	(3,334)	6,115
Income tax expense (benefit)	(404)	(227)	(177)
Net (loss) income	$3,185	$(3,107)	$6,292

Revenue. We derive our revenue primarily from the following activities:

•	Software license revenue, which results primarily from sales of our EFT Enterprise, EFT Standard, CuteFTP and WAFS products and solutions, which we typically recognize at the time of product shipment.

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

The components of our revenues are as follows ($’s in thousands):

	Revenue for the Nine Months Ended September 30,
	2013		2012

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise	$11,276	62.2%	$11,073	64.5%
EFT Standard	2,923	16.1%	2,507	14.6%
Total EFT Products and Solutions	$14,199	78.3%	$13,580	79.1%
Wide Area File Services/CDP	959	5.3%	1,042	6.1%
Professional Services	1,237	6.8%	1,013	5.9%
CuteFTP	936	5.2%	784	4.6%
Other	811	4.4%	754	4.3%
Total Revenue	$18,142	100.0%	$17,173	100.0%

Maintenance and Support Included in Total Revenue	$10,128	55.8%	$8,294	48.3%

Our total revenue increased 5.6% in the 2013 period compared to the 2012 period. This increase consisted of a 23.7% increase in our revenue from M&S sales offset by a 10.8% decrease in revenue from all other sources combined. Specific components of these changes consisted of the following:

•
EFT Enterprise Edition and Standard Edition revenue in total increased 4.6% which consisted of a 26.0% increase in M&S revenue offset by a 19.6% decrease in software license revenue. The M&S revenue increase reflects our continued emphasis on customer satisfaction resulting in continued growth in M&S contract renewals. The software license revenue decrease was primarily a result of decreased effectiveness of lead generation from our marketing activities, including a search engine optimization effort during the second half of 2012 and into 2013 that had the unintended effect of temporarily, negatively impacting the generation of new customer leads from online marketing activities. During the 2013 period, we have made significant changes in personnel leading our sales and marketing groups. Our new management team has implemented new sales and marketing campaigns, engaged third party search engine optimization experts to redirect our efforts in that area and is increasing our resource allocation, to support a return to a growth trend in software license revenue from our EFT products and solutions. For example, we have begun to focus our efforts on merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution. We believe this product will allow us to capitalize on the emerging BYOD trend in the workplace. By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years.

•
Wide Area File Services/CDP revenue decreased 8.0% which consisted of a 6.4% increase in M&S revenue offset by a 3.4% decrease in software license revenue. The M&S revenue increase reflects our continued emphasis on customer satisfaction resulting in continued growth in M&S contract renewals. The license revenue decrease was primarily due to the continuation of our plan, implemented in prior periods, to more selectively sell this product in environments that can be configured to operate within the data transmission volume and stored file size operating specifications of the software which we have found allow customers to effectively use the WAFS product without encountering legacy WAFS issues. We are continuing development of this product so that it functions effectively and efficiently in additional environments which would allow us to broaden its market opportunities. We believe that initiative, combined with our ongoing commitment to customer satisfaction and support, could yield increased WAFS/CDP revenue in the future.

•
Professional services revenue increased 22.1% primarily due to additional emphasis during our product sales efforts on promoting delivery of complementary professional services that enhance our new customers’ implementation and training experience. Similarly, we have implemented programs, focused on existing customers, where we promote supplemental, post-sale services that have produced incremental and larger professional services engagements within our customer base. This emphasis on professional services sales and delivery has allowed us to significantly increase our revenue in this area, even as revenue derived from our participation under the MAT contract with the U.S. Army supporting Army logistics has declined compared to prior years. We have historically earned a notable portion of our professional services revenue under our contract supporting Army logistics. Globalscape successfully completed the terms of the final option year of the MAT contract in September 2013.  As there is now a new primary contractor, we do not anticipate future revenue from these activities.  We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

•
CuteFTP revenue increased 19.4% primarily as a result of our release in November 2012 of CuteFTP Version 9 with an improved feature set to better address the user’s higher performance and security demands. CuteFTP is one of few secure FTP client programs that supports a wide range of security standards related to the FTP protocol.

While we believe our software solutions remain competitive in their served markets, the overall license revenue trend has been flat or even negative in recent periods. This trend is reflected in our EFT platform revenue, as discussed above. If this decline were to continue over a long period of time, it could begin to have a negative impact on our future M&S revenue, even if our customers continue to renew M&S contracts at historical rates. This situation, in turn, could negatively impact our business and could harm our financial results. In order to increase license sales, Therefore, we have increased our focus on lead generation, improved sales pipeline management, and commenced other activities intended to increase software license revenue in future periods. For example, we have retained a search engine optimization firm, increased our outbound marketing activities, and established new sales leadership and processes since the beginning of the second quarter. Additional resources are also being assigned to increasing our engineering focus on the development and evolution of our core EFT platform. For example, we have begun to focus our efforts on merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution. We believe this product will allow us to capitalize on the emerging BYOD trend in the workplace.

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

Cost of Revenues. Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, expenses directly associated with professional services delivery and amortization of capitalized software development costs. Cost of revenues decreased 18.7% primarily due to:

•
Decreased labor costs of $154,000 associated with professional services under the MAT contract as a result of the reduction in our level of participation in the MAT contract as described in our revenue discussion above.

•	Decreased royalties of $19,000 on certain product sales due to a favorable renegotiation of the terms of certain royalty agreements.

Offset by:

•	Increased hosted server expenses of $20,000 to support our MIX and Hosted EFT Server solutions in international markets.

Selling, General and Administrative. Selling, general, and administrative expenses decreased 11.1% primarily due to decreases in:

•
Salaries and wages of $603,000 resulting primarily from the consolidation of our chief executive officer and president/chief operating officer positions and an overall reduction in headcount through natural attrition. Instead of hiring to fill those vacated positions, we have addressed certain of those responsibilities through enhanced and more efficient operating practices and procedures.

•	Stock-based compensation expense of $151,000 resulting from forfeitures of vested stock options held by certain former employees.

•	Travel and entertainment expense of $149,000 due to increasing maturity of international sales relationships (therefore requiring less travel) and enhanced general cost control policies.

•
Public relations expense of $140,000 due an increased use of inside resources in 2013 as compared to the use of more expensive outside firms in 2012 and  more focused and optimized spending in the areas of international and trade show outreach costs.

•	Sales commission expense of $100,000 due primarily to a higher percentage of our sales being for M&S for which the commission rate is lower.

•	Seminars and training expense of $77,000 due to enhanced general cost control policies.

Research and Development.  Research and development expense decreased by less than 1.0% due to:

•
An increase in capitalized software development costs of $686,000 resulting from development of enhanced versions of our EFT Standard and Enterprise Editions.  Capitalized software development costs are excluded from expenses at the time of capitalization but are included in expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

Offset by increases in:

•	External research and development of $285,000 for work to upgrade the performance our WAFS product.

•	Salaries of $286,158 due to the hiring of additional software engineers.

•	Recruiting expense of $51,000 paid for assistance in finding experienced software engineers.

TappIn Intangible Asset Impairment and Earnout Liability Elimination.  This expense in the 2013 period relates to the elimination of the TappIn intangible assets and earnout liability as discussed under Liquidity and Capital Resources above in the section titled TappIn Intangible Assets and Earnout Liability.  There was no similar event in the 2012 period.

Affliliated Entity Asset Impairment.  This expense in the 2012 period relates to the elimination of the value of our investments in and notes receivable from CoreTrace Corporation due to that company selling a substantial portion of its assets, other than our appShield product, to an unrelated third party.  There was no similar event in the 2013 period.

Depreciation and Amortization. Depreciation and amortization decreased 17.3% due to the 2012 period including amortization of the software and customer list intangible assets arising from the Availl acquisition while the 2013 period did not include any such amortization as a result of those intangible assets becoming fully amortized subsequent to the 2012 period.

Other Income and Expense.  Other expense was higher during the 2013 period than during the 2012 period due to the amount for the 2012 period including interest income from Coretrace notes receivable that did not exist in 2013.  Other expense was further affected in the 2013 period compared to the 2012 period by the decrease in interest expense as a result of the outstanding principle balance on our notes payable declining throughout the year as we made the scheduled payments of principle and interest.

Income Taxes. For the 2013 period, our effective income tax rate of 14.5% differed from a federal statutory rate of 34% primarily due to:

•	Research and development tax credits that will be claimed on our federal income tax return.

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.

The elimination of the deferred tax liability related to the TappIn intangible assets that were reduced to zero as described under TappIn Intangible Asset Impairment and Earnout Liability Elimination above. Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

•	State income taxes included in income tax expense in our financial statements.

For the 2012 period, our effective tax rate of 6.8% differed from the statutory rate of 34% primarily due to the same reasons described above regarding the 2013 period plus the effect of the affiliated entity asset impairment expense that is not deductible for federal income tax purposes.

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

During the nine months ended September 30, 2013, approximately 26% of our sales came from customers outside the United States. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GlobalSCAPE was named as one of a number of defendants in a patent infringement suit filed by Uniloc Luxembourg S.A. in the United States District Court for the Eastern District of Texas Tyler Division. During the three months ended September 30, 2013, the court dismissed the plaintiff’s claims with prejudice.

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

GLOBALSCAPE, INC.

November 12, 2013	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer