Form 10-K
period 2013-12-31
GLOBALSCAPE INC
filed 2014-03-27
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
☐ Yes           ☒ No

The aggregate market value of the registrant’s outstanding common stock held by non-affiliates was approximately $21,955,050 as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sales price of $2.20 per share on such date on the NYSE MKT.

As of March 15, 2014 there were 20,048,817 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on May 14, 2014, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, CuteSendIt®, Mail Express are registered trademarks of GlobalSCAPE, Inc. are registered trademarks of GlobalSCAPE, Inc.

Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, Enhanced File Transfer™, Managed Information Xchange™, MIX™, Hosted Enhanced File Transfer Server™, EFT Server™, CuteFTP Lite™, CuteFTP Home™, Secure Ad Hoc Transfer™, Total Path Security™, Enhanced File Transfer Server™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, GlobalSCAPE Securely Connected™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, WTC™, and appShield™ are trademarks of GlobalSCAPE, Inc.

TappIn® and TappIn and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.

TappIn Secure Share ™, Social Share ™, -Now Playing ™, and Enhanced A La Carte Playlist ™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

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

 “SMB” means small to medium size business.

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

PART I

Item 1.                  Business

Company Overview

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. We have thousands of enterprise customers and more than one million individual consumers in over 150 countries. Our solutions are used by more than 20,000 U.S. Army personnel deployed worldwide.

We believe we are well-positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners, including network-enabled mobile devices. Our solution portfolio addresses data and information management, movement, security and accessibility across a broad range of environments encompassing data and information in motion (for example, with traditional Managed File Transfer, or MFT, solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices).

Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.

Our solutions ensure compliance with government regulations and industry standards relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions, and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers.

Our initial product, CuteFTP, a file transfer program used mostly by individuals and small businesses, was first distributed in 1996 over the Internet and achieved significant success and popularity. Since then, we have continued to enhance our portfolio of products to meet the increasing demand for secure information exchange in the MFT industry and adjacent markets such as cloud services. Our capabilities have evolved from personal and small business MFT products to include standard and enterprise versions of our Enhanced File Transfer, or EFT, software with an increasing number of add-on modules that provide additional capabilities such as ad hoc file transfer, advanced auditing and reporting, government-validated cryptography, and workflow automation. We have also developed Wide-Area File Services, or WAFS, software which uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, at higher speeds than possible with alternate approaches.

Our Mail Express product offers managed e-mail attachment solutions for information sharing. We believe our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail.

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

We serve the secure content mobility market with our TappIn solutions. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content. We believe that the inclusion of secure content mobility capability in our portfolio will contribute to the future growth of our business due to the continuing adoption of tablet computers and smartphones.

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

Industry Background

The Internet has become an integral part of daily operations for individual users and companies of all sizes, not only for e-commerce, but also as a means of managing information between central and remote locations and with associates, employees, partners, suppliers, and customers. Corporate information managers must protect business assets, ensure that policies and processes meet regulations governing the management of sensitive information, and ensure that the right people have access to the right information, at the right place and at the right time. Global operations, diverse business partners and networks further emphasize the need for common standards to ensure compatibility, scalability, privacy, security and cost-effective integration. These requirements have created the need for maintaining the security of data and information in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices).

The need for MFT and secure content mobility solutions is particularly strong for organizations faced with a daunting array of privacy, security, and remote accessibility challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory and privacy requirements include federal legislation and regulations such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act (GLBA),the Federal Trade Commission Red Flags Rules, as well as state legislation and regulations in the U.S such as California Senate Bill (SB) 1386 and the data security regulations issued by the Massachusetts Office of Consumer Affairs and Business, as well as the extraterritorial requirements such as the European Union Data Privacy Directive. Some of these statutes and regulations impose severe penalties for improper disclosure of confidential information.  Industry best-practices such as the Payment Card Industry Data Security Standard (PCI DSS) and self-imposed business requirements lead to the need to secure and protect consumer information, intellectual property and trade secrets. These measures offer protection against disclosure of proprietary information and also reduce corporate risks associated with the potentially devastating consequences of security breaches.

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

Our primary industry is known as managed file transfer. The MFT industry has its technical origin in the file transfer protocol, or FTP.  FTP dates back to 1980 (RFC 765, later superseded by RFC 959), with even earlier RFCs guiding prior attempts to establish standards for file transfer protocols. The use of file transfer protocols increased dramatically with the explosive growth of the Internet and the World Wide Web during the 1990s. The MFT industry arose from recognition that FTP, alone, does not provide adequate security and management capabilities for file transfers. MFT solutions offer a greater degree of security and control than FTP. Features available in MFT solutions include integrated security, auditing capabilities, performance monitoring, and reporting. The MFT industry includes low cost, or even free, solutions that offer basic capabilities. However, we believe businesses and even individuals procure more advanced solutions that provide scalability, enhanced security options, automated workflow, dedicated maintenance and support, and other features that facilitate high-confidence, secure and cost effective file transfers.

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

Strategy

We intend to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange. From our perspective, fully addressing this need for secure information exchange requires consideration of capabilities beyond traditional MFT, including the sharing of content between both people and businesses, work group collaboration, access to content outside the data center, business-to-business partner enablement, electronic data interchange, integration between systems and information, solution-wide governance, and advanced visibility including analytics, dashboards, and transaction-level control. We believe we must consider ongoing, fundamental changes in customer technologies and processes, such as the rapidly increasing use of mobile devices and “bring your own device,” or BYOD, aspirations, in the workplace.

Our strategic focus continues to evolve with market demand and will center on:

•	Developing new solutions and enhancing our existing products..

•	Increasing sales through expanded third-party distributor channels.

•	Growing recurring revenue.

•	Establishing leadership in broader markets.

•	Extending our presence in the secure content mobility market.

•	Growing enterprise and government sales.

•	Developing our corporate brand.

Developing New Solutions and Enhancing Our Existing Products

Our strategy includes increasing license sales both in absolute terms and as a percent of revenues.  During the three years ended December 31, 2013, 2012 and 2011, our license revenue was 44%, 52% and 55% , respectively, of  total revenue and our M&S revenue was 56%, 48%, and 45%, respectively, of  total revenue.  We intend to increase our expenditures for research and development to create and introduce new features, functions and capabilities for our products with the obejective of increasing the amount of  license sales and resulting revenue from those products and increasing our license revenue as a percent of our total revenue.

The primary area of focus for enhancing the existing solutions is to establish a framework of capabilities that our clients can use to address all of their secure information exchange requirements.  By aligning the solutions by capability rather than just a specific application, our clients can choose which parts of the solution they wish to have and can add capabilities across the product lines that work together and can grow over time.  This approach will allow us not only to satisfy the needs of clients who are new to GlobalSCAPE but also to expand coverage within our existing client base. This process will involve advancing the capabilities of each of the product lines by frequently integrating functionality from one product to expand capabilities in another.  It may also involve adding new capabilities that do not currently exist in the product lines to fulfill the client needs of the broader software portfolio.

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

Increasing Sales Through Expanded Third-Party Distributor Channels

Historically, most of our revenue has been derived from sales by our direct sales force to end users.  In addition to enhancing our existing solutions and developing new solutions, we believe that we can increase license revenue, as well as associated M&S revenue, by expanding our domestic, third-party dealer channel, or channel, to support more rapid growth of our managed file transfer platforms. To achieve wider distribution of our product portfolio using the dealer channel, we are actively recruiting channel partners interested in selling our products suite as part of their security and compliance offerings. Historically, we have earned a small percentage of our domestic revenue through the channel. Our current strategy is to significantly increase this source of revenue by adding new partners and distributors, particularly through the addition of the domestic entities while maintaining the existing international alliances.  While these changes do take time for acquisition, education, and identification of deals to occur, the medium to longer term benefits are anticipated to be significant.

Channel sales can help us establish a lower-touch delivery model through which we train and provision the partners to sell and distribute our solutions. We leverage this approach to reduce our overall cost of marketing and selling our solutions in areas where it would be costly to establish a presence with our own employees. To facilitate this approach, we host channel partner conferences to provide a forum for exchanging ideas and delivering partner-specific sales education and training. Additionally, channel partners supplement our own demand generation efforts and provide access to client bases that previously would not have been available to us.

Growing Recurring Revenue

Recurring revenue includes software maintenance and support, or M&S, contracts and subscriptions for our cloud-based managed and hosted solutions. In the broadest sense, delivery of labor hours on long-duration professional services contracts also fits within this growth strategy because such “contracted sales” provide a book of sold business that will be recognized as revenue in future periods with some revenue from these contracts potentially visible even two or three years in the future. This future revenue is included in deferred revenue on our balance sheet and in Aggregate Contract Value (ACV) as described in the Key Business Metrics section.

We believe execution of this strategy element potentially could provide greater predictability of revenue in future periods and a stronger hedge against future business (or broader economic) downturns. Currently, the largest component of our recurring revenue is from M&S contracts. We intend to continue focusing on delivering growth in M&S contracts and the future revenue they yield, while assessing market traction for the full range of our solutions on an ongoing basis. From this perspective, M&S revenue may continue to grow in absolute terms, and as a percentage of total revenue, for some period of time, depending on the relative future growth rates of all of our solutions.

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

Establishing Leadership in Broader Markets

Gartner Inc., a notable industry analyst, and International Data Corporation have stated that the annual MFT market is in excess of $700 million. We are a leader in MFT products and services. In both 2013 and 2012, we achieved one of the highest ratings in the Managed File Transfer Vendor Landscape Report from Info-Tech Research Group by being designated a “Champion” in its Vendor Landscape matrix. Info-Tech Research Group evaluated criteria such as strategy, viability, sales and support reach, and channel partner programs. Their evaluation of our strategy garnered one of the highest possible scores due in part to our TappIn product line and our approach to secure content mobility. Also playing a role in our rating was the assessment of our EFT Enterprise Edition, one of our primary MFT solutions. EFT Enterprise Edition was commended for its ability to meet advanced security requirements, its flexible deployment options and our responsive customer support. We also received the highest marks for our available features and flexible system architecture. In addition, we also were positioned in the leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer in the latest years for which Gartner published this magic quadrant.

We offer services to the much larger, and adjacent, cloud services market with our MIX and Hosted Enhanced File Transfer solutions. Gartner estimated the cloud computing market would grow to approximately $72 billion by 2016. This market includes categories such as infrastructure-as-a-service, management and security, and SaaS. Our partner agreements with hosting providers such as Rackspace and Peer 1, and the proven modular capabilities of our EFT solution suite, provide us a straightforward path for delivering our products and technology to specific segments of this market.

We have added adjacent-market capabilities, such as business automation and business activity monitoring, to the EFT software also through our modular solution architecture. These capabilities are helping to underpin the consistent growth in revenue from the EFT solution suite. In addition, our Mail Express solution was recognized by Info Security Products Guide as a “Global Excellence Award” winner in the Email Management and Security category in 2012 and by Network Products Guide as a Best Products and Services winner in the Email, Security and Management Category in 2013. We believe strengthening our ad hoc file transfer solutions remains a key strategy element and we intend to pursue solution enhancements in this area in future periods. Our secure content mobility competencies provide another potentially compelling complement to traditional MFT capabilities, including ad hoc file transfer solutions. We regard secure content mobility potentially as a unifying concept for our solution portfolio given the central position and importance of content (i.e., data and information) in the market drivers for our solutions. We intend to further integrate our solution capabilities, for example as demonstrated by the integration in 2013 of Mail Express functionality as a module within the EFT solution suite, to take advantage of potential synergies and strengths across our solution portfolio, while also possibly simplifying our marketing and sales processes.

With MFT capabilities increasingly being integrated into B2B gateway, data integration, service oriented architecture, and other technical solutions, the need to keep evolving our solutions and entering adjacent markets also is clear. We continue to believe the market will shift toward consideration of traditional MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes. Placing our MFT solutions in a solution framework that provides comprehensive solutions to our clients’ information exchange requirements in a secure manner, while enabling users to perform their duties wherever and whenever needed, will be a key strategic element to further establish GlobalSCAPE’s market leadership in the broader markets. Key features such as collaboration, integration of disparate capabilities and systems into the MFT framework, and enhanced application support around the edge of MFT will increase client value and expand revenue opportunities.

Extending our Presence in the Secure Content Mobility Market

In December 2011, we entered the secure content mobility market with the acquisition and introduction of our TappIn product line. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, synchronization and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, access to distributed content.

We believe the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users. While storing and accessing data in a cloud environment is viable in many circumstances, we believe there also is a significant demand in the marketplace for the ability to access data in a manner similar to that offered by cloud computing but with the data being accessed and stored within the security of computers, servers or data centers owned by or dedicated solely to a particular individual or enterprise, rather than in the cloud. Many of our customers already using our EFT solution and other products have expressed a desire to have the flexibility to access their data from anywhere using a tablet computer or smartphone with security protocols at least equivalent to that offered by our EFT software and other products within our portfolio. Our TappIn technology potentially can provide or contribute to that functionality. Therefore, we intend to expand and enhance the TappIn capabilities and appeal for enterprise customers including merging the TappIn technology and functionality with our other MFT capabilities to create a TappIn Enterprise solution.

TappIn currently supports the consumer user’s needs by providing the capability to access data stored on the user’s personal computer, network attached storage or similar device from a remote location using a tablet, smartphone or other network-enabled device. There is demand in the marketplace for this capability in light of concerns about the security of personal data when it is stored in the cloud. We are accessing this market through direct sales of the TappIn application to consumers through our website and by partnering with major original equipment manufacturers who will ship their products pre-configured with TappIn capabilities.

Growing Enterprise and Government Sales

GlobalSCAPE conducts business with thousands of businesses around the world. We provide solutions to some of the world’s largest banks, insurance companies, healthcare providers, automakers, film companies and technology providers. We intend to continue penetrating large enterprise firms with by expanding our solutions and services.

Government revenue, particularly large contracts from the U.S. Army, have had a significant positive impact on our growth and market image in recent years. However, these large contracts also have caused significant swings in our financial results. We are focused on more deliberate growth in government sales, including software and associated services, potentially augmented by occasional large product orders. We intend to pursue more numerous contractual arrangements with the various government suppliers to increase the chances of more predictable government business.

We have an M&S contract with the U.S. Army to support the Standard Army Maintenance System-Enhanced (SAMS-E) logistics program. This is the fourth large U.S. Army contract for GlobalSCAPE since 2005. Under this agreement, we provide M&S for previously purchased software licenses, including the EFT solution and CuteFTP Pro managed file transfer application. GlobalSCAPE solutions enable the SAMS-E program to maintain compliance with federal and U.S. Army and information security regulations as a result of our product certifications that include Federal Information Processing Standards (FIPS 140-2) and the U.S. Army Certificate of Networthiness. In June 2013, the U.S. Army exercised year one of a two-year option to continue Globalscape’s support to this program, extending this contract to July 2014. We will receive $1.45 million for our M&S services during this period from which we will earn revenue of $360,000 of revenue per quarter. If the second option year is exercised, it could result in a total value of $4.4 million over three years, making it potentially the largest single contract win in company history.

Developing our Corporate Brand

We have made significant progress in establishing a brand beyond its traditional heritage of being known simply for CuteFTP, our original product. We will continue to emphasize ongoing initiatives to elevate our corporate profile under the GlobalSCAPE brand. The transformation of the GlobalSCAPE product lines into a more comprehensive solution architecture will continue to elevate this brand larger enterprises while still serving the needs of our traditional clients.  We use internal resources as well as outside marketing, communications and investor relations professionals to support this work.

We continue to participate in numerous analyst briefings and investor conferences that have increased our recognition within the investor and analyst communities. We have revised our website, logos, and other areas to more prominently emphasize our corporate brand. Through these activities, we have established a more consistent, recognizable brand that may better support future growth and market visibility.

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

Software Products and Services

Managed File Transfer Solutions (On Premises and Cloud-based)

Our MFT products and solutions allow customers to move large files and large numbers of files securely. We facilitate management, monitoring, and reporting on the file transfers and deliver advanced workflow capabilities to move data and information into and throughout an enterprise.

EFT Standard and Enterprise Editions

We earn most of our software license revenue from sales of our EFT Standard Edition and EFT Enterprise Edition solutions. These “server side” solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide small and medium-sized businesses, or SMB’s, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. In 2013, we released Version 6.5 of our EFT platform. Enhancements and added capabilities in this latest version include, among others:

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

CuteFTP

CuteFTP is a ‘“client side” software product, installed on a user’s local computer that enables file transfers from or to a file transfer server. The target market for the CuteFTP product includes, among others, corporate IT professionals who use it to transfer data between locations via the Internet and individual Web site operators who use it to upload their Web pages to their Web hosting provider.

CuteFTP continues to have significant brand recognition in the market.  As a result of notable features introduced in our current CuteFTP Version 9 released in 2013, our CuteFTP revenue increased in 2013 compared to 2012, which was a reversal of the decline in this revenue in 2012 compared to 2011. Those new features include, among others:

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

Cloud-Based MFT

We have agreements with Rackspace Hosting, Inc., a world leader in the hosting and cloud computing industry and PEER 1 Hosting under which we deliver cloud-based, managed file transfer solutions (MIX, Hosted Mail Express, and Hosted EFT) for the secure exchange of business-to-business data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. Our cloud services capabilities are available in the United States, Canada and in Europe. We meet country-specific compliance requirements in the UK and Canada which can necessitate in-country delivery of the services.

The cloud-based solutions established an additional delivery method for our MFT products and solutions and potentially for other solution capabilities. Through our cloud services, we offer new and existing customers “pay as you go”, flexible pricing under one, two, and three-year contracts that help them eliminate upfront capital expenditures. This subscription revenue provides us with a growing revenue stream visible into future periods. While our cloud-based MFT revenue has grown from year-to-year, it does not yet constitute a material portion of our overall revenue.

Wide Area File Services

Our WAFS software provides a file sharing, collaboration, and replication solution over multiple sites. WAFS technology provides enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. A key feature and benefit of WAFS is its byte-level differencing architecture that continually transmits only changed bytes (versus an entire file) thereby allowing rapid update of large files accessed by widely dispersed, multiple users. Other key features of WAFS include native file locking, replication to multiple locations simultaneously and adherence to access control list file permissions, and full UTF-8 support.

Our WAFS revenue for the year ended December 31, 2013, was lower than for the comparable period in 2012 due to our need to restrict the environments into which it is sold and installed to those that can be configured to operate within the data transmission volume and stored file size operating specifications of the software. We have an ongoing product development program to expand these operating specifications so we can introduce WAFS to a broader spectrum of the marketplace and increase our revenue from this product. We believe WAFS will be competitive in the marketplace for the foreseeable future as a product serving the need for wide area file access and data protection.

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, is a client-server application that allows users to send and receive e-mail attachments of unlimited size easily and transparently without resorting to unapproved and potentially insecure methods such as USB drives or social media sites.  The ability of Mail Express to transmit multi-terabyte and larger attachments, which is well beyond the operation range of typical competing approaches to sending email attachments, means the user is limited only by their available bandwidth when sending files as an email attachment.  Mail Express provides increased benefits for information technology organizations by offering greater visibility into email-based file movement across the enterprise, including robust tracking and auditing. The Mail Express application provides flexible, customer-defined administration privileges to allow e-mail administrators and end users to configure specific parameters for handling e-mail attachments in accordance with corporate policy. In 2013, we introduced Mail Express Version 3.3 that includes a number of enhancements including:

•	Integration with EFT 6.5.

•	More flexible language support to enhance international appeal.

•	A new dashboard allowing additional administrator visibility into all connected clients.

We believe Mail Express will be competitive in the marketplace for the foreseeable future as a product for securely sharing and managing large e-mail attachments.

Secure Content Mobility Solution

Our TappIn product line provides the ability to easily and securely access and share documents, pictures, videos and music anytime, anywhere while minimizing the storage of data in the cloud and the associated security and privacy concerns. From the office, at home, or on the road, customers can “Tapp In” to their files, stored in multiple locations, using any web browser and most Internet-enabled tablets, smartphones and similar mobile devices. With TappIn, users can minimize uploading and/or syncing to a cloud storage location and eliminate the need to pay for additional cloud storage. Instead, the TappIn service securely leverages the user’s existing in-house storage devices (such as a desktop computer, in-house network servers or network-attached storage devices), allows sharing of large files and provides encryption to safeguard content.

The TappIn solutions incorporate elements of on-premises software, cloud and SaaS delivery models. Unlike other remote access products that can consume significant amounts of storage capacity on a smartphone or tablet, TappIn makes content available through a secure pathway that gives users access to files on their existing in-house storage devices without having to download those files to their mobile device. This delivery method not only saves storage space on the mobile device but also ensures content remains secure and private on the user’s existing in-house storage devices without being required to upload files to a cloud repository as is required by competitive products.

We believe secure content mobility is a rapidly emerging, central feature of the markets we serve, including our primary MFT market. We believe growth in smartphone and tablet sales and adoption, combined with rapid growth in retained content and BYOD expectations, potentially will drive strong revenue growth in this market segment particularly in the enterprise space. In order to capitalize on these trends, our future emphasis will be on merging the TappIn technology and functionality with our MFT capabilities to create a TappIn Enterprise solution.  We believe offering the TappIn technology through this integration will maximize the return on our investment in this product line.

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

Our professional services revenue is directly correlated to certain components of our cost of revenues because the services necessarily are labor intensive. For this reason, professional services typically have significantly lower margins than product sales or subscription services. However, we believe professional services allow us to better establish and maintain our solution implementations while also providing our customers with the training and education services that help them make more complete use of our solution capabilities. In addition, for large contracts like the engineering services we have provided to the U.S. Army, such professional services provide significant past performance that facilitates additional business. Over time, we believe the return on investment from increased professional services outweighs the potential near-term impacts on operating margins.

Maintenance and Support

We offer maintenance and support, or M&S, contracts to licensees of all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of our M&S contract.  Standard technical support services are provided via e-mail and telephone during our regular business hours.  For certain of our products, we offer a Platinum M&S contract which provides access to emergency technical assistance 24 hours per day, 7 days a week.

Sales and Marketing

We emphasize developing our direct sales staff and reseller channels to capture sales through a high level of individual attention to the customer.  For example, sales of our more complex enterprise solutions, such as EFT Server, WAFS and Mail Express, to larger enterprises, and sales of managed solutions and M&S contracts are delivered by our direct sales staff and resellers in an environment of personal interaction with the customer.

We provide our sales staff and resellers with training and professional development opportunities to ensure they are capable of meeting the needs of our prospects and customers. These sales team development activities focus on technical and process-oriented topical areas to enhance their ability to identify prospects, best position our solutions and develop pipeline opportunities into sales.

Our reseller and distributor relationships allow us to leverage those third-party resources to increase our market reach. We have established such relationships throughout the world and across industry lines. In particular, we are focusing on growing our domestic reseller channel.

We sell EFT Standard Edition, certain of our EFT solution add-on modules, and CuteFTP via download from our websites. Prospective buyers may use certain of our software products for free during an evaluation period that is typically for thirty days.  The programs are automatically disabled if a license is not purchased by the end of the trial period.  Our software is also available for download from a variety of independent Internet software sites such as CNet’s Download.com, as well as sites in Western Europe, Canada, Australia, and Asia.

We offer our TappIn solutions for trial and subscription activation from our websites. As with our software solutions, prospective subscribers may use the TappIn service for free during an evaluation period. At the end of the evaluation period, the TappIn service is automatically downgraded to a limited feature and functionality status unless the prospective customer activates a paid subscription.

Our marketing efforts focus on building brand awareness and capturing demand for our solutions.  We take a three-pronged approach that includes a blend of digital, field and channel marketing.  Through our digital marketing initiatives, we have reduced our reliance on online paid advertising by conducting ongoing search-engine optimization to enhance our ranking for particular key words in natural search results of major search engines.  As a result, we are able to more heavily invest in outbound targeted campaigns that more effectively reach the right audience with white papers, case studies and competitor comparisons.  In addition to attending key industry trade shows, such as the RSA Security conference, we are enhancing our field marketing initiatives by increasing our presence at regional product and trade shows specifically targeting audiences in the mobility and security markets. We are increasing our investment in channel marketing through programs designed to recruit and enable our target partners in a manner that creates joint initiatives that drive demand through them for our products.

Our websites provide an effective means of facilitating certain post-sale customer support functions. To facilitate self-help for common inquiries and issues, we provide free self-service support via searchable knowledge bases on our websites. We also sell maintenance and support plans to customers requiring assistance from our support services team.

Our corporate website is www.globalscape.com . It provides a variety of sales and marketing information for our enterprise solutions as well as an ability to purchase some of our products online. We also have product-specific websites at www.cuteftp.com and www.tappin.com.  We continually update the design of our websites to be responsive to the evolving marketplace and to provide a more solution-oriented perspective of our business, improve site navigation and provide additional opportunities for visitors to contact us through the websites.

Customers

Our solutions have been sold to most of the Fortune 100 companies.  Our products have been sold into more than 150 countries. No single customer accounts for more than 10 percent of our revenue.

We derive a significant portion of our revenue from risk averse and heavily regulated commercial customers in North America and Western Europe. Our primary commercial vertical markets include finance, health care, energy, retail, manufacturing, and engineering. We also have a customer base in the local, state, and federal government spaces. We continue to pursue additional government business by leveraging our certifications and industry validations.

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

Network and Equipment

We have contracted with various network providers for Internet access.  Our arrangements provide for redundancy in the event of a failure, and also for expansion of available bandwidth in the event there is a dramatic increase in demand.  To protect critical customer data, our Internet shopping cart utilizes SSL encryption. We maintain technical and physical measures and procedures compliant with the PCI DSS. We use a certified Approved Scanning Vendor and to verify our compliance with the PCI DSS.

We have dedicated servers on and off site and expansion plans in place to allow rapid and cost effective scalability.  Our offsite servers and data backup procedures provide a warm backup to our onsite servers for contingency purposes.  The backups are performed in accordance with our disaster recovery plan.

Research and Development

Our internal software engineers are responsible for software design, managing the development process, testing and quality assurance, which we collectively refer to as research and development, or R&D.  We utilize offshore developers for a portion of the coding phase of software development for certain products.  Our use of external developers allows us to tap into a highly skilled labor pool, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

All phases of R&D, including scope approval, functional and implementation design, object modeling and programming, are subject to extensive internal quality assurance testing.  We maintain an ongoing focus on improving our quality assurance testing infrastructure and practices. Technical reporting and customer support feedback from customers confirm the continuing positive effect of our ongoing enhancement of research and development and quality assurance processes.

Our R&D expenditures profile has been as follows ($’s in thousands):

	Year ending December 31,
	2013	2012	2011
R&D expenditures	$4,665	$3,861	$3,124
R&D expenditures expensed	3,766	3,531	3,124
R&D expenditures capitalized	899	330	-

The majority of our R&D expenditures relate to our EFT Standard and Enterprise Edition products with the remainder related to our other products collectively. We expect to continue to increase our research and development spending in future years as we focus improving our current products and introducing new products.

Competition

The file management, content management and Web development software market sectors are intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants.  Our primary competitors vary by product.

There is limited information regarding the market shares of our solutions in their respective categories.  Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do.  Significant competition characterizes the markets for our traditional MFT products. We anticipate we will continue to face increasing pricing pressures from competitors in the future. Given there are low barriers to entry into the software market and the market is subject to rapid technological change, we believe that competition will persist and intensify in the future.  For more discussion on the risks associated with our competition, you should read the information under “Risk Factors — Risks Related to Operations.”

EFT Standard Edition.  EFT Standard Edition competes against a limited number of secure, Windows-based FTP servers.  We believe our primary competitors are products sold by Ipswitch, SolarWinds (RhinoSoft), and JSCAPE.  EFT Standard Edition has the advantage of leveraging the success of CuteFTP through product integration, offering proprietary extensions to the FTP protocol, and cross-marketing efforts to an existing customer base. EFT Standard Edition also benefits from being part of our EFT platform, which includes add-on modules, including the DMZ Gateway solution, and an upgrade path to EFT Enterprise Edition.

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

Governmental Regulation

Export Control Regulations.  All of our products are subject to U.S. export control laws and applicable foreign government import, export and/or use requirements.  The level of control generally depends on the nature of the goods and services in question. For example, the level of control is impacted by the nature of the software and encryption incorporated into our products.  Where controls apply, the export of our products may require an export license or authorization or that the transaction qualify for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.  For the export of some of our products, we may be subject to various post-shipment reporting requirements.  Minimal U.S. export restrictions apply to all of our products, whether or not they perform encryption functions.   Additionally, because we are a Department of Defense contractor, there are certain registration requirements that may be triggered by our sales.  In addition, certain of our items and/or transactions may be subject to the International Traffic in Arms Regulations (ITAR) if our software or services are specifically designed or modified for defense purposes.  Companies engaged in manufacturing or exporting ITAR-controlled goods and services (even if these companies do not export such items) are required to register with the U.S. State Department.

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

Privacy Laws.    As our business evolves to incorporate more cloud and SaaS solutions, we will receive, transmit, and store a greater volume and diversity of information. As a result, we may be subject to various federal and State regulations regarding the protection of personally identifying information. Applicable laws may include, without limitation, federal laws such as the GLBA and HIPAA, as well as state and regulations in the U.S., as international laws and regulations including the European Union Data Privacy Directive. In the event our systems are compromised by an unauthorized party, many of these privacy laws require that we provide notices to our customers whose personally identifiable data we reasonably believe may have been compromised. To mitigate the risk of compromised information, we use encryption and other security to protect our databases.

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

Our trademarks and copyrights are central to our business. We have the following trademarks in the United States:

•	GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, CuteSendIt®, Mail Express are registered trademarks of GlobalSCAPE, Inc. are registered trademarks of GlobalSCAPE, Inc.

•
Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, Enhanced File Transfer™, Managed Information Xchange™, MIX™, Hosted Enhanced File Transfer Server™, EFT Server™, CuteFTP Lite™, CuteFTP Home™, Secure Ad Hoc Transfer™, Total Path Security™, Enhanced File Transfer Server™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise™, Total Recall™, GlobalSCAPE Securely Connected™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, WTC™, and appShield™ are trademarks of GlobalSCAPE, Inc.

•	TappIn® and TappIn and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.

•	TappIn Secure Share ™, Social Share ™, -Now Playing ™, and Enhanced A La Carte Playlist™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

In addition to the United States trademarks listed above, we have trademarks registered in Canada and the European Union for GlobalSCAPE and a registration for TappIn in China.

We have obtained United States copyright registrations for all but the most recent versions of our software applications. We have applied for registration for the most recent versions.

GlobalSCAPE, Inc. has two patents in the U.S.  TappIn, Inc. has one pending patent application in the U.S and one pending application filed under the Patent Cooperation Treaty (PCT).

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

Employees

As of February 28, 2014, we had 100 full-time employees and 3 part-time employee organized as follows:

Number of
Department	Employees
Management and Administration	12
Engineering	31
Marketing	4
Information Services	9
Professional Services	4
Sales	27
Customer Support	16
Total	103

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

Risks Related to Our Operations

A significant portion of our revenue is generated through maintenance and support revenue. Decreases in maintenance and support sales or renewal rates, or a decrease in the number of new licenses we sell, will negatively impact our future revenue and financial results.

Revenue from maintenance and support services, or M&S, we provide our customers comprised 56%, 48% and 45% of our total revenue in 2013, 2012 and 2011, respectively. We earn M&S revenue from new M&S contracts, typically sold with new software licenses, and from renewals of such contracts. Any reduction in the number of new software licenses that we sell, or a reduction in sales of associated initial M&S contracts, therefore may have a long-term negative impact on our future M&S revenue, even if our customers continue to renew M&S contracts at historical rates. This situation, in turn, would impact our business and harm our financial results.

Our customers have no obligation to purchase M&S with their initial software license or renew their M&S contract after the expiration of their initial M&S period, which is typically one year.  Our customers’ purchases of M&S, and our renewal rates, may decline or fluctuate as a result of a number of factors, including the overall global economy, the health of their businesses, and the perceived value of the M&S program.  If our customers do not purchase M&S with their initial software license or renew their M&S contract for our products, our M&S revenue will decline and our financial results will suffer.  In addition, customers are generally entitled to reduced annual maintenance fees for entering into long-term maintenance contracts, i.e. those contracts with a term longer than one year. Declines in our license bookings, increases in the proportion of long-term maintenance contracts and/or increased discounting could lead to declines in our maintenance revenue growth rates. Should customers migrate from systems and applications which our products support, utilize alternatives to our products, including maintenance-free solutions, or become dissatisfied with our maintenance services, increased cancellations could lead to declines in our maintenance revenue.

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

Our ability to sell our products is highly dependent on the quality of our support and services offerings. Our failure to offer high-quality support and services could have a material and adverse effect on our business and results of operations.

Once our products are deployed at our end customers’ locations, our end may customers depend on our support organization and our channel partners to resolve issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our end customers in deploying our products effectively, succeed in helping our customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing end customers and could harm our reputation with other potential end customers. As we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.

If we are unable to develop, offer and deliver new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services, our business and operating results could be adversely affected.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry.  Just as the transition from mainframes to personal computers transformed the industry thirty years ago, we believe our industry may transform in response to continued adoption of mobile devices and cloud services, growth of big data, and potential emergence of capabilities resulting from disruptive innovation.  In response, we have devoted significant resources to the development of new solutions, such as our cloud-based and secure content mobility services. We are making such investments through our internal efforts, including further development and enhancement of our existing products, as well as through potential acquisitions of new product lines.  Innovation, new product development or acquisition, and go-to-market activities involve a significant commitment of time and resources and are subject to a number of risks and challenges including:

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

Our Enhanced File Transfer solution, or EFT, is one of our on-premises, managed file transfer solutions targeted primarily to the enterprise and small and medium business user environments. License and M&S revenue from this product line was responsible for over 79% of our total revenue in 2013 and has provided substantially all of our recent revenue growth and most of the operating margin necessary to fund our operations including, most notably, our sales and marketing and research and development activities.  Declines and variability in demand for the EFT solution could occur as a result of:

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

Revenue from our products and services other than the EFT solution accounted for 20.9% of our total revenue in 2013, which is a decline from 22.4% and 24.2% of our total revenue in 2012 and 2011, respectively.  Improving, and possibly even sustaining, our financial results is dependent upon achieving additional success in the marketplace with our products and services that complement and supplement our EFT solution suite. These products and services include CuteFTP, Mail Express, Wide Area File Services, Managed Information Xchange, Hosted Enhanced File Transfer and TappIn. These solutions involve serving markets that in some ways differ from the markets we encounter when selling EFT software and maintenance.  Gaining additional traction in such markets will require that we market, sell, and support these solutions effectively.  Each of these success factors has inherent risks due to, for example, our limited corporate expertise in the adjacent markets and the possibility that the specific buyers of solutions in these adjacent markets may be different from the buyers with whom we interact throughout our traditional EFT solution sales cycle.  Entering, obtaining traction, and sustaining growth in these markets requires investments in engineering, marketing, sales, customer support, and internal business systems. If we do not effectively penetrate these markets, or if the resources necessary to effectively address these markets exceed our expectations, our business and financial results could be adversely affected.

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

A material portion of our professional services revenue in 2013 was earned under our contract with McLane Advanced Technologies, or MAT, in connection with their services to the U.S. Army. This contract was successfully completed in 2013.  If we cannot sell professional services to others at a level sufficient to offset the revenue we will no longer earn under this contract, our business and financial results in the future could be adversely affected.

Possible future acquisitions give rise to risks and challenges that could adversely affect our future financial results.

Acquisitions generally such as our purchase of TappIn, Inc. in 2011, involve a number of risks and challenges, including:

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

The ongoing integration of any acquired business, involves continually determining and leveraging the actual market synergies, sustaining and even extending the business performance of the acquired entity, implementing our technology systems in the acquired operations and integrating and managing the personnel of the acquired operations.  We also must continue to effectively integrate the different cultures of acquired business organizations into our own culture in a way that aligns various interests.

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

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of financial performance or to realize other anticipated benefits of an acquisition.  In addition, because acquisitions of technology companies are inherently risky, no assurance can be given that our previous, current, or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition.

We may engage third parties to develop products on our behalf. These engagements may involve reliance on resources owned and managed by those third parties over which we have no direct control.

In addition to researching and developing new products ourselves, we have in the past and may in the future decide to evolve and expand our product offerings by engaging third parties to conceive, design and develop products on our behalf.  These arrangements involve high levels of risk due to inherent uncertainties about the timely delivery and ultimate viability of those products due to the reliance we must place on third parties to plan, perform and successfully complete work for us.  These are processes for which we could have notably less direct control than if we performed the work ourselves.  These arrangements also involve us relying on the ongoing financial viability of the enterprise performing the work.  This risk is challenging to manage because we do not always have clear visibility as to the overall condition of the third-party enterprise.  These risks could result in the product not being successfully completed within the expected timeframe, or at all. If actual results from these type endeavors we may undertake in the future differ materially from original and ongoing expectations, our business, operating results and financial position could be harmed.

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

License fees for software to be installed at a customer site, such as our EFT solution, are typically recognized in full as revenue at the time the software is delivered to the customer. Subscription services, on the other hand, are recognized as revenue over time as the services are delivered (assuming collection is deemed probable), typically on a monthly basis. Therefore, only a ratable portion of the total value of a subscription services sale is recognized as revenue each month with the remainder recorded as deferred revenue.  The portion of the total value of the subscription recognized as revenue each month decreases as the contract term increases from 12 to 24, or 36 months. Any significant increase in the percentage of our business generated from such a subscription model could, as a result, delay revenue recognition and have a negative impact on our operating results.

The impact of subscription services on prior revenue growth trends depends on several key factors, including the number of customers who may shift from software licenses to subscription services, the rate at which they may do so, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service.  Generally, for a fixed number of opportunities (that is, without considering the possibility that a new service offering may result in additional sales opportunities), addition of subscription services reduces revenue growth rates for several quarters for the associated solutions until cumulative subscription revenue increases and, potentially, surpasses comparable software license revenue. The revenue impacts are particularly pronounced early in the introduction of subscription services because there has been only a short time period for accumulation of the recurring revenue stream.  As we continue to promote subscription-based services, the risk of this revenue shift will continue with  revenue derived from sales of our EFT solution, the comparable on-premises MFT software in our portfolio, is most subject to ongoing transitory risk from the introduction of these subscription services.  However, to date, we have seen no material impact from this potential revenue shift in light of the continued strength of our EFT sales and the pace at which our managed and hosted products and services have gained market acceptance.

Subscription offerings create risks related to the timing of revenue recognition.

Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and potential reductions in cash flows.

A portion of the subscription-based revenue we report each quarter results from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future quarters. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription or SaaS-based services through additional sales in any period, as revenue from new customers will be recognized over the applicable subscription term. Increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers.

Our cloud and SaaS offerings bring new business and operational risks.

We have introduced multiple new products and technology initiatives to provide secure file transfer solutions in the emerging area of cloud computing. We include in this category our SaaS offerings. Our SaaS offerings provide our customers with existing and new software management through a hosted service as opposed to traditional software deployments. There can be no assurance that SaaS revenue will be significant in the future despite our levels of investment. There is a risk that our SaaS offerings may reduce demand for licenses and maintenance of our traditional software products which could impact our revenue. Margins associated with our SaaS offerings are generally lower than margins associated with our on-premise solutions.

Our customers may not renew their subscriptions after the expiration of their subscription agreements and in fact, some customers elect not to do so. Our customers may opt for a lower-priced edition of our offerings or for fewer subscriptions. We have limited historical data with respect to rates of customer subscription renewals, so we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our operating results may be adversely impacted.

There is a risk that our internal development and customer support teams could find it difficult or costly to support both traditional software installed by customers and software delivered as a service. To the extent that our new SaaS offerings are defective or there are disruptions to our services, demand for our SaaS offerings could diminish and we could be subject to substantial liability.

Interruptions or delays in service from our third party service delivery hosts could impair the delivery of our services and harm our business. If we or our third party service delivery hosts experience security breaches and unauthorized access is obtained to a customer’s data or our data, our services may be perceived as not being secure, customers may curtail or stop using our services and we may incur significant legal and financial exposure and liabilities.

Our success in the emerging area of cloud computing depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions for on-premise data centers as well as for cloud computing and end user computing. Concerns about security, privacy, availability, data integrity, retention and ownership may negatively impact the rate of adoption of cloud computing. Cloud computing environments can be complex and the deployment of our secure file transfer solutions in the cloud may require additional professional services and implementation services for which we may not have the ability to provide at an appropriate margin. In the cloud, our products are dependent upon third party hardware, software and cloud hosting vendors, all of which must interoperate for end users to achieve their computing goals. Since the cloud computing market is in the early stages of development, we expect other companies to enter this market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud solutions.

Operating margins on our new initiatives may be lower than those we have achieved in our more mature product markets. Our new initiatives may not generate sufficient revenue to recoup our investments in them. If any of these events were to occur, it could adversely affect our business, results of operations and financial condition.

We rely on third parties to provide us with a number of operational services, including hosting and delivery, certain of our customer services and other operations.  Any interruption or delay in service from these third parties, breaches of security or privacy, or failures in data collection could expose us to liability, harm our reputation and adversely impact our financial performance.

We rely on hosted computer services from third parties for certain services that we provide our customers.  As we gather customer data and host certain customer data in third-party facilities, a security breach could compromise the integrity or availability or result in the theft of customer data.  In addition, our operations could be negatively affected in the event of a security breach, and we could be subject to the loss or theft of confidential or proprietary information..

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

Professional services historically have been less than 10% of our total revenue.  However, this percentage can fluctuate significantly from period to period depending on the needs of our customers.  For example, our professional services contract with McLane Advanced Technologies in connection with services to the U.S. Army was completed in 2013.

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

For software sales with multiple components (typically a sale involving both a license to software that will be delivered immediately and M&S that will be delivered over an extended period of time), generally accepted accounting principles require that vendor specific objective evidence of selling price (“VSOE”) be established for at least one of the components of that sale before the software license revenue can be recognized in full at the time of delivery to the customer of the licensed software. If VSOE cannot be established, recognition of the software license revenue must deferred and recognized ratably in the future over an extended number of accounting periods, the length of which would typically be the time period covered by the related M&S contract. We currently have established VSOE in a manner that supports us recognizing software license revenue in full at the time we deliver the software to our customers for substantially all of our products.

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

At December 31, 2013, we had notes payable of $4.4 million under our loan agreements with a bank. Our indebtedness could have important consequences to us, including:

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

We compete with a variety of companies who have significantly greater revenues and financial resources, partners, resellers and distribution channels than we have as well as greater personnel and technical resources. For example, the EFT solution suite competes with products from Sterling Commerce, Axway and several other vendors, and WAFS competes with Riverbed Technology and Cisco.  TappIn competes with a variety of cloud file storage and collaboration companies such as Dropbox. Large companies may be able to develop new technologies, across multiple solution spaces, and on more operating systems, more quickly than we can, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements. For example, Sterling Commerce receives substantial maintenance contract revenue annually, providing them with significant resources for product research, development and marketing.

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

As we attempt to expand our business, our operating expenses may increase, and we may incur losses.

We intend to expand our business, specifically with regard to new license sales of our products. To do so, we plan to increase our research and development expenditures to accelerate our introduction of new features, functions and capabilities for our products to the marketplace, particularly with regard to our EFT Server product line. We intend to enhance the presence and visibility of those products by increasing our sales and marketing expenditures to expand our internal sales force, develop a broader reseller program involving more third-parties, and implement new sales lead generation and marketing initiatives.

These expanded research and development and sales and marketing activities may result in an increase in our operating expenses. If we do not successfully develop new features, functions and capabilities for our products in a manner that increases license sales of our products, particularly with regard to our EFT Server product line, and if our enhanced sales and marketing activities, including expansion of our third-party reseller programs, are not successful, our revenue may not increase. In that event, our net income could decline or we may incur losses.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

Addressing MFT, file synchronization, managed email attachment, cloud services and secure content mobility typically requires very complex products.  Therefore, undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released.  Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products.  Our customers’ computing environments also are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming.  In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments.  In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the time required to correct these errors.

Errors, failures, or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by customers or others.  Many of our end-user customers use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products.  In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user customer’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed.  Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential customers and could adversely affect our operating results.  For example, it has taken longer than originally expected to make the necessary improvements to our WAFS solution and therefore WAFS revenues to date have been lower than originally anticipated.

Our business is subject to the risks of warranty claims, product returns, product liability and product defects.

Real or perceived errors, failures or bugs in our products could result in claims by customers for losses that they sustain.  If customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Liability provisions in our standard terms and conditions of sale, and those of our resellers and distributors, may not be enforceable under some circumstances or may not fully or effectively protect us from customer claims and related liabilities and costs, including indemnification obligations under our agreements with resellers and distributors. The sale and support of our products also entail the risk of product liability claims.  We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. Even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources.

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

We are subject to fluctuations in demand for our products and services due to a variety of factors, including competition, product obsolescence, technological change, budget constraints of our actual and potential customers, level of broadband usage, awareness of security threats to IT systems, and other factors.  While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales.  If demand for our products declines, our revenues, as well as our gross and net margins, could be adversely affected.  CuteFTP, in particular, competes in some ways with social media services for image and video sharing. As social media has increased in popularity, sales of our CuteFTP product line have declined.

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

Because we are a DoD contractor, certain of our items and/or transactions may be subject to the International Traffic in Arms Regulations (“ITAR”) if our software or services are specifically designed or modified for defense purposes.  Companies engaged in manufacturing or exporting ITAR-controlled goods and services (even if these companies do not export such items) are required to register with the U.S. State Department.  Failure to comply with these requirements could result in fines and sanctions which could negatively impact our results of operations and financial condition.

Changes to our sales organization can be disruptive and may negatively impact our results of operations.

From time to time, we make significant changes in the organizational structure and compensation plans of our sales organizations, which may increase the risk of sales personnel turnover. To the extent that we experience turnover within our direct sales force or sales management, there is a risk that the productivity of our sales force would be negatively impacted which could lead to revenue declines. Turnover within our sales force can cause disruption in sales cycles leading to delay or loss of business. It can take time to implement new sales management plans and to effectively recruit and train new sales representatives. We review and modify our compensation plans for the sales organization periodically. Changes to our sales compensation plans could make it difficult for us to attract and retain top sales talent.

If we are unable to generate significant volumes of sales leads from Internet search engines, marketing campaigns and traffic to our websites, then our revenue may not grow as expected or may decline.

We generate many of our sales leads through visits to our websites by potential end-users interested in purchasing or downloading evaluations of our products. Many of these potential end-users find our websites by searching for secure file transfer products through Internet search engines, such as Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly. We may not be able to replace this traffic, and, if we attempt to replace this traffic, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.

We also generate leads through various marketing activities such as targeted email campaigns, attending networking-based trade shows and hosting webinars on enterprise IT management issues. Our marketing efforts may be unsuccessful in generating evaluation downloads, resulting in fewer sales leads. If we fail to generate a sufficient volume of leads from these activities and/or such sales leads do not result in actual sales, our revenue may not grow as expected or could decrease and our operating results could suffer.

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

Our future success depends on the continued services of key members of our management team. These individuals are difficult to replace because of the intense competition for similarly skilled people. New members of the management team may not be productive for weeks or months as they learn about our solutions, our personnel and the administrative practices within our company.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners.  Cyber threats may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service.  Because the techniques used by such attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.  In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.  We have also outsourced a number of our business functions to third party contractors. Therefore, our business operations also depend, in part, on the success of our contractors' own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyber attacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

All products that are exported, re-exported or that are worked on by foreign nationals are subject to export controls.  Such controls include prohibitions on end uses, end users and exports to certain sanctioned countries.  In addition, incorporation of encryption technology into our products increases the level of U.S. export controls.  The encryptions export controls were modified in 2010.   We are subject to these requirements as certain of our products include the ability for the end user to encrypt data.  Therefore, our products may be exported outside the United States or revealed to foreign nations only by complying with the required level of export controls/restrictions.  Restrictions applicable to our products may include:  the requirement to have a license to export the technology; the requirement to have software licenses approved before export is allowed; and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country.  In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

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

Import and export regulations of encryption/decryption technology vary from country to country. We may be subject to different statutory or regulatory controls in different foreign jurisdictions, and as such, importation of our technology may not be permitted in these foreign jurisdictions. Violations of foreign regulations or regulation of international transactions could prevent us from being able to sell our products in international markets. Our success depends in large part to having access to international markets. A violation of foreign regulations could limit our access to such markets and have a negative effect on our results of operations.

As our international sales grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support, in countries outside of the United States.  During the year ended December 31, 2013, approximately 27% of our sales were to purchasers outside the United States.  Our continued growth and profitability could require us to further expand our international operations.  To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers.  We may also incur additional expense translating our applications into additional languages. In addition, there is significant competition for entry into high growth markets, such as China.  Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations.  These risks include:

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

We are subject to risks associated with compliance with laws and regulations globally which may harm our business.

We are a global company subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, or criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the U.S. In many foreign countries, particularly in those with developing economies, it is common to engage in business practices that are prohibited by U.S. regulations applicable to us, including the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices that violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business.

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 40.3% of our outstanding common stock as of December 31, 2013. These stockholders would have the ability to substantially control GlobalSCAPE and direct its policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted, affecting the value of the stock.

There were options for 2,947,155 shares outstanding under our employee and director stock option plans as of March 1, 2014, of which 2,121,595 were vested. We have filed a registration statement under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

We remain obligated under a lease for 5,300 square feet of office space in Seattle, Washington that we no longer occupy. The average annual rent under this lease is $126,000.  We are actively pursuing a sublease of this space.

Item 3.                  Legal Proceedings

None

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

	2013		2012
	High	Low	High	Low
First Quarter (ending March 31)	$1.85	$1.36	$2.39	$1.69
Second Quarter (ending June 30)	$1.75	$1.40	$2.15	$1.77
Third Quarter (ending September 30)	$1.88	$1.46	$2.28	$1.96
Fourth Quarter (ending December 31)	$2.45	$1.52	$2.15	$1.40

Annual	2.45	1.36	2.39	1.40

On March 15, 2014, the last reported sales price of our common stock on the NYSE MKT Exchange was $2.37 per share.  As of March 15, 2013, we had approximately 1901 stockholders of record of our common stock.

We paid a special cash dividend of $.05 per share on December 3, 2013 and $.07 per share on December 27, 2012, to shareholders of record as of the close of business on November 19, 2013 and December 17, 2012, respectively. While we cannot predict whether we will pay dividends in the future, in the event we have sufficient net cash flow and cash on hand, our Board of Directors may consider paying dividends in the future.

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

Statement of Operations Data:
($ in thousands)
	2013	2012	2011	2010	2009

Total revenues	$24,339	$23,372	$20,894	$18,565	$16,451
Operating expenses:
Cost of revenues	1,011	1,296	1,723	601	336
Selling, general and administrative	14,881	16,761	14,466	12,815	10,798
Research and development	3,766	3,531	3,124	3,016	2,805
Affiliated entity asset impairment	0	3,264	0	0	0
TappIn intangible asset impairment and earnout liability elimination	(128)	(1,303)	0	0	0
Depreciation and amortization	908	1,217	790	852	724
Total operating expenses	20,438	24,766	20,103	17,284	14,663
Income (loss) from operations	3,901	(1,394)	791	1,281	1,788
Net income (loss)	$3,840	$(1,800)	$635	$881	$1,400

Net income (loss) per common share - basic	$0.21	$(0.10)	$0.04	$0.05	$0.08
Net income (loss) per common share - diluted	$0.20	$(0.10)	$0.03	$0.05	$0.08

Balance Sheet Data:
($ in thousands)
	2013	2012	2011	2010	2009

Cash and cash equivalents	$9,455	$8,079	$8,861	$11,087	$7,026
Working capital	1,824	73	1,662	8,607	5,540
Total assets	33,092	33,588	38,378	20,547	16,173
Long term debt, less current portion	2,989	4,389	5,667	-	-

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2013, 2012 and 2011, and related notes included elsewhere in this document.

Overview

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. We have thousands of enterprise customers and more than one million individual consumers in over 150 countries. Our solutions are used by more than 20,000 U.S. Army personnel deployed worldwide.

We believe we are well-positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed offices, or outside the user’s firewall to business and trading partners, including network-enabled mobile devices. Our solution portfolio addresses data and information management, movement, security and accessibility across a broad range of environments encompassing data and information in motion (for example, with traditional Managed File Transfer, or MFT, solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices).

Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files transaction activity and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.

Our solutions ensure compliance with government regulations and industry standards relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers.

Our initial product, CuteFTP, a file transfer program used mostly by individuals and small businesses, was first distributed in 1996 over the Internet and achieved significant success and popularity. Since then, we have continued to enhance our portfolio of products to meet the increasing demand for secure information exchange in the MFT industry and adjacent markets such as cloud services. Our capabilities have evolved from personal and small business MFT products to include standard and enterprise versions of our Enhanced File Transfer, or EFT, software with an increasing number of add-on modules that provide additional capabilities such as ad hoc file transfer, advanced auditing and reporting, government-validated cryptography, and workflow automation. We have also developed Wide-Area File Services, or WAFS, software which uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, at higher speeds than possible with alternate approaches.

Our Mail Express product offers managed e-mail attachment solutions for information sharing. We believe our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail.

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

We serve the secure content mobility market with our TappIn solutions. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content. We believe that the inclusion of secure content mobility capability in our portfolio will contribute to the future growth of our business due to the continuing adoption of tablet computers and smartphones.

Key Business Metrics

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below.

Revenue Growth

We provide products and solutions to small, medium and large, multinational corporations as well as to individual consumers. We have a broad product line that has allowed us to grow revenue through software products installed at a customer’s location as well as through cloud-based and software-as-a-service solution delivery. In addition, we have grown our professional services capabilities to enhance our customers’ implementation, training and overall user experience. Our enterprise products, solutions, and services comprised 90.4%, 90.8% and 91.5% of our revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We continue to serve consumers and small businesses with our CuteFTP software and other consumer products. Our consumer products, while 9.6%, 9.2 and 8.4% of total revenue for the years ended December 31, 2013, 2012 and 2011, respectively, are recognized brands in the marketplace that we believe continue to have a positive effect on our overall product offerings and corporate franchise.

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

We believe attaining additional traction in the cloud-based managed solutions and secure content mobility market segments, realizing the potential of new software solutions, and our ability to continue developing and enhancing our existing software solutions into a complete solutions portfolio are significant factors in our continued ability to sustain or possibly increase our revenue growth in future years.

The impact of cloud-based managed solutions on our revenue growth trends depends on several key factors, including the number of customers who may shift from software licenses to subscription services, the rate at which they may do so, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service. The long-term impact also depends on whether availability of our managed solutions ultimately provides us with an expanded market footprint enabled by this additional means of delivering our solution capabilities.

Similarly, we believe market adoption of secure content mobility solutions, such as those provided by our TappIn solutions, will increase in future periods as use of personal computing devices, such as smart phones and tablets, continues to grow exponentially and as businesses increasingly embrace the rapidly increasing use of mobile devices, including “Bring Your Own Device”, or BYOD, operating models. In order to capitalize on this trend, our future emphasis will be on merging the TappIn technology and functionality with our MFT capabilities to create a TappIn Enterprise solution.  We believe offering the TappIn technology through this integration will maximize the return on our investment in this product line.

We have made and continue to make changes intended to increase license and M&S revenue growth across all or our product lines. In the second half of 2013, we made significant changes in personnel leading our sales and marketing groups.  Under this new leadership, we have:

•	Increased our sales staff headcount.
•	Reconfigured the organization of our sales group to enhance their industry and geographic focus.
•	Implemented new sales and marketing campaigns.
•	Administered enhanced sales training programs.
•	Engaged third party search engine optimization experts to redirect our efforts in that area.
•	Launched a campaign to engage and leverage the resources of additional third-party resellers.

As a complement to these sales and marketing actions, we also made changes in personnel leading our software engineering group.  Under this new leadership, we have revised the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work.

See the section below comparing our results of operations for the years ended December 31, 2013, 2012 and 2011, for discussion of the revenue trends we have experienced.

Recurring Revenue Growth.

Recurring revenue includes revenue recognized from our maintenance and support, or M&S, contracts, managed and hosted solutions, and other subscription services such as from our TappIn solution. M&S contracts for our products are sold for fixed periods of time and are typically for one year with some agreements having longer terms. We recognize revenue from these contracts on a monthly basis over the life of the contract. Managed and hosted solutions, such as Managed Information Xchange, or MIX and Hosted EFT, are sold as one, two, or three-year subscriptions with the services invoiced and revenue recognized on a monthly basis. TappIn subscriptions typically are sold for one-year terms with the revenue recognized on a monthly basis.

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

See the section below comparing our results of operations for the years ended December 31, 2013, 2012 and 2011, and the section titled “Solution Perspective and Trends” for discussion of the recurring revenue trends we have experienced.

Aggregate Contract Value Growth.

Aggregate contract value, or ACV, is a measure of future revenue potential we have in place under contracts for product sales, M&S, managed solutions, and professional services to be delivered in the future for which we will recognize revenue in future periods. ACV is the sum of the following items:

•	Deferred revenue resulting from payments we have already received for services to be provided in the future.

•	Amounts we are due to be paid under non-cancellable contracts for future services we will provide under those contracts.

Our ACV growth, as illustrated in the table below, is a result of sales success in numerous areas of our business. While we expect ACV may grow in future periods as we potentially continue to increase our volume of non-cancellable contracts for future delivery of our products and services, it could also decrease for a number of reasons including existing customers electing not to renew their maintenance and support contracts or a large professional services contract not being renewed for additional terms as provided in certain of those contracts.

ACV is not a measure of financial performance under GAAP and should not be considered a substitute for deferred revenue. However, we believe it is a meaningful measure of the success of our current selling efforts, specifically with regard to our products we sell as a subscription service and our professional services under contracts for future delivery of those services, because the completion of the selling efforts for those products can precede, sometimes by several quarters, the recognition of revenue from those sales due to such revenue being recognized in future periods as those services are delivered.  Accordingly, we use this metric to assess the effectiveness of current sales and business development activities and how that effectiveness will factor into future revenue. ACV, together with recurring revenue and deferred revenue trends, provides greater insight into how bookings will factor into revenue over specific periods. We determine ACV related to contracts for future delivery of our products and services as follows:

	December 31,
	2013	2012
	(thousands)
Amounts we have billed and/or been paid in advance (presented as deferred revenue in our financial statements)	$10,800	$9,773
Amounts we will bill and be paid in the future (will appear in our financial statements when we are paid and/or when we provide the products and services)	283	797
Total ACV	$11,083	$10,570

Our ACV related to M&S contracts that create deferred revenue in our financial statements has generally increased year-to-year in recent years.  Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to our ongoing efforts to increase M&S contract renewal rates, the growing installed base of our software products in the marketplace, and the decline in software license revenue in recent periods. The installed base growth creates a compounding effect for M&S renewals. This effect is due to the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. While we expect this compounding effect to continue to grow, if sales of our on premise enterprise products were to decrease, then new sales of M&S contracts could decrease as well given the typical bundling of M&S contracts with enterprise software solution sales.

Our ACV related to contracts we have for which we will deliver services, earn revenue, and be paid in future periods decreased in 2013 compared to 2012. This decrease was primarily due to us completing, in 2013, the delivery of services under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

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

Income and expense excluding infrequent items is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In 000's except per share amounts)
Non-GAAP Operating Expenses
GAAP total operating expenses	$20,438	$24,766	$20,103
Add: TappIn intangible asset impairment and earnout liability elimination	128	1,343	-
Less: Affiliated entity asset impairment	-	(3,264)	-
Non-GAAP operating expenses	$20,566	$22,845	$20,103

Non-GAAP Income From Operations
GAAP (loss) income from operations	$3,901	$(1,394)	$791
Less: TappIn intangible asset impairment and earnout liability elimination	$(128)	(1,343)
Add: Affiliated entity asset impairment	-	3,264	-
Non-GAAP income from operations	$3,773	$527	$791

Non-GAAP Net Income
GAAP net (loss) income	$3,840	$(1,800)	$635
Less: TappIn intangible asset impairment and earnout liability elimination	$(1,341)	(1,343)
Add: Affiliated entity asset impairment	-	3,264	-
Non-GAAP net income	$2,499	$121	$635

Non-GAAP Earnings Per Share
Non-GAAP net income	$2,499	$121	$635
Weighted average share outstanding:
Basic	18,626	18,358	18,081
Diluted	19,082	19,016	18,747
Non-GAAP net income per common share:
Basic	$0.13	$0.01	$0.04
Diluted	$0.13	$0.01	$0.03

For the year ended December 31, 2013, the TappIn intangible asset impairment and earnout liability elimination effect of $(1.3) million is the gross TappIn intangible asset impairment and earnout liability elimination of $128,000 plus $1.2 million of related federal income tax effects.

For the year ended December 31, 2012, The TappIn earnout liability elimination of $1.3 million is the gross amount of the liability relieved. There is no related federal income tax effect because the elimination of the liability for this payment is not a taxable event for federal income tax purposes.

For the year ended December 31, 2012, the affiliated entity asset impairment effect on non-GAAP net income of $3.3 million is the gross affiliated entity asset impairment associated with the write-off of our investment in, and our notes receivable from, CoreTrace Corporation. There is no related federal income tax effect reflected here because this item is a capital loss for federal income tax purposes for which we are uncertain as to whether we will generate sufficient capital gains in the future against which this capital loss can be applied.

See our comparison of results for the years ended December 31, 2013, 2012 and 2011, below for our discussion of variations in the underlying elements comprising the amounts above.

Adjusted EBITDA Excluding Infrequent Items

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) Excluding Infrequent Items to measure profitability and cash flow from our core operating activities. We exclude infrequent items because they typically do not directly impact profitability and cash flow resulting from our core activities. We monitor and review cost of revenues, selling, general, and administrative, or SG&A, expenses and research and development, or R&D, expenses to assess conformance with established budget expectations and to identify specific variances. Identifying and, if necessary, addressing variances above budget is important for the purpose of staying within budget ceilings. However, even variances below budget may indicate imbalances in resource allocations or deviation of operating activities from established expectations.

For the year ended December 31, 2013, we modified our computation of EBITDA to exclude the amortization of capitalized software development costs from the amortization amount we add to net income because the amortization of capitalized software development costs is derived from expenditures that are part of our core operating activities. EBITDA for the years ended December 31, 2012 and 2011 have been recomputed to exclude amortization of capitalized software development costs for those years which resulted in EBITDA being  $87,000 less in 2012 and staying the same in 2011 than previously reported for 2012 and 2011.

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

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Year Ended
	December 31,
	2013	2012	2011
Net income (loss)	$3,840	$(1,800)	$635
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	(104)	217	169
Other expense	165	189	(13)
Depreciation and amortization:
Total depreciation and amortization	908	1,217	790
Amortization of capitalized software development costs	(174)	(87)	-
Stock-based compensation expense	666	915	1,003
Affliated entity asset impairment	-	3,264	-
TappIn intangible asset impairment and earnout liability elimination	(128)	(1,303)	-
Adjusted EBITDA	$5,173	$2,612	$2,584

See the section below comparing our results of operations for the years ended December 31, 2013, 2012 and 2011, for discussion of the variances between periods in the components comprising Adjusted EBITDA.

Solution Perspective and Trends

Our discussion of the business trends of our products is based on the following profile of our revenue components ($ in thousands):

	Revenue for the Year Ended December 31,
	2013		2012		2011
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
Revenue by Product
EFT Enterprise	$15,308	62.9%	$14,742	63.1%	$12,167	58.2%
EFT Standard	3,946	16.2%	3,367	14.4%	3,665	17.5%
Wide Area File Services/CDP	1,277	5.2%	1,577	6.7%	1,533	7.3%
Professional Services	1,479	6.1%	1,547	6.6%	1,772	8.5%
CuteFTP	1,205	5.0%	1,059	4.5%	1,209	5.8%
Other	1,124	4.6%	1,080	4.6%	548	2.6%
Total Operating Revenues	$24,339	100.0%	$23,372	100.0%	$20,894	100.0%

Maintenance and Support Included in Total Operating Revenue	$13,650	56%	$11,298	48%	$9,424	45%

Our revenue from software licenses and professional services (i.e. all sources other than M&S sales) decreased 12% in 2013 compared to 2012 and 5% in 2012 compared to 2011.

Software license revenue from our EFT, WAFS and other software products (i.e. all software products other than CuteFTP) declined 14% in 2013 compared to 2012 and grew 11% in 2012 compared to 2011.  The decline in 2013 compared to the growth in 2012 was primarily a result of:

•	Unanticipated delays during 2013 in introducing to the market certain new product features and functionality related to our EFT product line.
•	Lower lead generation during the second half of 2012 and into 2013 that had the unintended effect of temporarily slowing the flow of new customer leads from online marketing activities.

In the second half of 2013, we made significant changes in personnel leading our sales and marketing groups.  Under this new leadership, we have:

•	Increased our sales staff headcount.
•	Reconfigured the organization of our sales group to enhance their industry and geographic focus.
•	Implemented new sales and marketing campaigns.
•	Administered enhanced sales training programs.
•	Engaged third party search engine optimization experts to redirect our efforts in that area.
•	Launched a campaign to engage and leverage the resources of additional third-party resellers.
•	Expanded our channel and distribution partner program.

As a complement to these sales and marketing actions, we also made changes in personnel leading our software engineering group.  Under this new leadership, we have revised the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work.

We have made these changes with a goal of returning to a growth trend in software license revenue from our lead EFT products and solutions.  By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years.

The decrease in WAFS revenue in 2013 compared to 2012 was primarily due to the continuation of our plan, implemented in prior periods, to more selectively sell this product in environments that can be configured to operate within the data transmission volume and stored file size operating specifications of the software which we have found allow customers to effectively use the WAFS product without encountering legacy WAFS issues.  We are continuing development of this product so that it functions effectively and efficiently in additional environments which would allow us to broaden its market opportunities.

Software license revenue from CuteFTP increased 17% in 2013 compared to 2012 and declined 13% in 2012 compared to 2011. The increase in the 2013 period was primarily a result of our release in November 2012 of CuteFTP Version 9 with an improved feature set to better address the user’s higher performance and security demands.  The decline in 2012 was due to the marketplace awaiting this new version of this software.

Professional services revenue declined 4% in 2013 compared to 2012 and 13% in 2012 compared to 2011. We earned a significant portion of this professional services revenue (15% in 2013 and 33% in 2012) under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We completed the terms of the final option year of the MAT contract in September 2013 which gave rise to this revenue decline in 2013.  As there is now a new primary contractor, we do not anticipate future revenue from these activities.  We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

M&S revenue increased 21% in 2013 compared to 2012 and 20% in 2012 compared to 2011. M&S revenue as a percent of our total revenue was 56%, 48% and 45% in 2013, 2012 and 2011, respectively. During the 2013 period, M&S revenue continued its trend over recent years of becoming an increasing percentage of our total revenue.  Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to:

•	The growing installed base of our software products in the marketplace.

•	Declining software license revenue in recent periods.

The installed base growth creates a compounding effect for M&S renewals. This effect is due to the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. We view this M&S revenue increase as a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Liquidity and Capital Resources

At December 31, 2013, we had cash of $9.5 million. We generated cash from our operating activities of $4.5 million in 2013, $3.8 million in 2012 and $2.8 million in 2011. We rely on cash on hand and cash flows from operations to fund our operations and believe these items will be our principal sources of operating capital in 2014.

At December 31, 2013, we had $1.8 million of net working capital.  The current liabilities component of that working capital included $9.1 million of deferred revenue which, unlike all other liability components of our working capital, is an obligation we will satisfy through ongoing operating activities from which we have historically generated cash flow and not through a disbursement of cash as a direct payment of that liability.  Our working capital minus that deferred revenue was $10.9 million at December 31, 2013.

Our capital requirements principally relate to our need to fund our ongoing operating expenditures, which are primarily related to employee salaries and benefits. We make these expenditures to enhance our existing products, develop new products, sell those products in the marketplace and support our customers after the sale.

The agreement under which we purchased TappIn, Inc. provided for future milestone payments upon the achievement of certain future events subsequent to the date of purchase. In 2012, the TappIn shareholders earned an additional milestone payment of $2.0 million of which we paid $1.5 million in 2012 and $500,000 in 2013 from our cash on hand.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$4,531	$3,844	$2,826
Net cash (used in) investing activities	(1,600)	(2,103)	(12,391)
Net cash (used in) financing activities	(1,555)	(2,325)	7,339

The variations in these amounts between years are due to the following items. This discussion should be read in conjunction with our consolidated statement of cash flows presented below in Item 8. Financial Statements and Supplemental Data:

Net cash provided by operating activities -

The amount provided in 2013 changed compared to the amount provided in 2012 primarily due to:

•
Net income, after adjustments to reconcile net income to net cash provided by operating activities as illustrated on our Consolidated Statements of Cash Flow, of $4.5 million for the 2013 period compared to $3.8 million for the 2012 period which yielded $700,000 of additional cash flow for the 2013 period compared to the 2012 period. See the comparison of statement of operations for the 2013 period and the 2012 period below for a discussion of the changes in the components of these amounts.

•
Accounts payable increasing $223,000 during the 2013 period compared to decreasing $159,000 with the increase in 2013 due to enhanced cash management policies related to vendor payments and normal variations in the timing of our payments to vendors.

Offset by

•
Accounts receivable increasing $444,000 during the 2013 period compared to increasing $60,000 during the 2012 period with this change due to changes in circumstances at customers causing certain of them to take longer to pay in 2013 compared to 2012 but which did not result in an increase in uncollectable accounts receivable.

•	Accrued expenses decreasing $455,000 in 2013 compared to decreasing $43,000 in 2012 primarily due to the timing of the end of employee pay periods.
•
Federal income taxes payable increasing $315,000 in 2013 compared to decreasing $292,000 in 2012 due to higher taxable income per our tax return for 2013 compared to taxable income per our tax return for 2012.

•
Deferred revenue increasing $1 million during the 2013 period compared to increasing $2.1 million during the 2012 period.  During the 2012 period, we received an M&S order from the U.S. Army that was notably higher than the expiring M&S order it replaced which contributed to the deferred revenue increase in 2012.  The similar U.S. Army M&S renewal in 2013 was for an amount similar to the 2012 amount thereby not creating a similar increase in deferred revenue in 2013

Net cash provided by (used in) investing activities –

The net use of cash in 2013 changed compared to the net use of cash in 2012 primarily due to:

•
A $500,000 disbursement for a TappIn earnout payment in the 2013 compared to a $1.5 million earnout payment in 2012, both of which related to the same earnout event that occurred in 2012, with that decrease primarily due to no additional earnout payment events occurring in 2013.

•
An increase in capitalized software development costs in the 2013 period compared to the 2012 period due to a greater number of our software development projects having progressed to having a detailed program design or working prototype.

Net cash provided by (used in) financing activities –

The net use of cash in 2013 changed when compared to 2012 primarily due to:

•	Increased proceeds from the exercise of stock options as a result of stock option exercises by former officers during 2013 for which there were no exercises of stock options in 2012.

•	A smaller dividend payment in 2013 compared to 2012 due to dividends being paid at the rate of $0.05 per share in 2013 compared to $0.07 per share in 2012.

Our primary obligations at December 31, 2013, were:

•
Deferred revenue of $10.8 million of which $9.1 million is the primary component of our current liabilities. This obligation is created as a result of advance payments we receive under contracts to provide maintenance and support services in the future. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. We will satisfy this obligation through ongoing operating activities from which we have historically generated cash flow and not through a disbursement of cash as a direct payment of that liability.

•	Notes payable to a bank of $4.4 million (see discussion below under Loan Agreements).

•	Trade accounts payable, accrued liabilities, obligations under operating leases and amounts due third parties under royalty agreements all incurred in the normal course of business.

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

At December 31, 2013, the total principal balance outstanding under these notes payable was $4.4 million.

Interest and principal are payable under both notes in 60 equal monthly installments that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

The Loan Agreements contain the following financial covenants:

•
We must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of December 31, 2013, this debt service coverage ratio was 2.44.

•
We must maintain a maximum debt to tangible net worth ratio of 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of December 31, 2013, this debt to tangible net worth ratio was [0.45:1].

•	We must maintain liquid assets (cash and marketable securities) of at least $3.2 million in 2013 and $2.2 million in 2014. As of December 31, 2013, cash and marketable securities were $9.5 million.

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

Contractual Obligations

At December 31, 2013, our principal commitments consisted of obligations outstanding under the loan agreements described above, operating leases for our office space, royalty agreements with third parties, federal income tax payable, trade accounts payable and accrued liabilities.   The commitments related to royalty agreements are contingent on sales volumes.  We plan to continue to expend significant resources on product development in future periods which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products or businesses related to our current business strategy.

Our contractual obligations at December 31, 2013, other than trade accounts payable, accrued liabilities, royalties and federal income taxes we incur in the normal course of business consisted of the following ($’s in thousands):

	Payments Due for the Period
	2014	2015 - 2017	2018 - 2020	2021 and thereafter	Total

Office lease	$473	$1,051	$462	$-	$1,986
Long-term debt	1,567	3,135	-	-	4,702
	$2,040	$4,186	$462	$-	$6,688

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except under certain circumstances when one or more of these items is not available at the reporting date under the tax law of the applicable jurisdiction. ASU 2013-11 is applicable for fiscal years beginning after December 15, 2013. We do not expect adoption of this ASU to have a material impact on our financial statements.

In February 2013, the FASB issued FASB ASU No. 2013-04,Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements to the extent such obligations are not already addressed within existing guidance under GAAP. ASU 2013-04 is applicable for fiscal years beginning after December 15, 2013. We do not expect adoption of this ASU to have a material impact on our financial statements.

In July 2012, the FASB issued FASB ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Our adoption of this ASU did not have a material impact on our financial statements.

In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 became effective for annual reporting periods beginning on or after January 1, 2013. Our adoption of this ASU did not have a material impact on our financial statements.

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

Expenditures for maintenance and repairs are charged to operations as incurred.

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

As of December 31, 2013, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date.

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

Intangible Assets Being Amortized

During a portion of 2013 and all of 2012, we had intangible assets, other than goodwill, consisting of a patent, customer relationships and developed technology that we acquired through the purchase of other companies.  We determined the value of those intangible assets at the time of acquisition through discounted cash flow and other similar valuation methods. We amortized these intangible assets on straight-line basis over their estimated useful lives that range from seven to eighteen years. As of December 31, 2013, the balance of these intangible assets had been reduced to zero as a result of the combination of this amortization and a determination that the unamortized portion of these intangible assets was of nominal value.

Contingent Consideration

Our TappIn acquisition in 2011 included future contingent milestone payments based on achieving certain levels of sales in the future and the introduction of new products (i.e. the TappIn earn out). We estimate the fair value of the TappIn earn out contingent consideration liability based on our assessment of the probabilities of achieving the prescribed milestones. These estimates involve significant judgment. Changes in the fair value of the TappIn earn out contingent consideration liability may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. At each reporting date, we assess the fair value of this contingent consideration liability. Changes in the fair value of these liabilities related are reflected in our net income and could materially affect our operating results.

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

Results of Operations

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

	2013	2012	$ Change
	($ in thousands)
Total revenues	$24,339	$23,372	$967

Cost of revenues	1,011	1,296	(285)
Selling, general and administrative	14,881	16,761	(1,880)
Research and development	3,766	3,531	235
Affiliated entity asset impairment	-	3,264	(3,264)
TappIn intangible asset impairment and earnout liability elimination	(128)	(1,303)	1,175
Depreciation and amortization	908	1,217	(309)
Total operating expenses	20,438	24,766	(4,328)
Income from operations	3,901	(1,394)	5,295
Other income, net	(165)	(189)	24
Income tax expense	(104)	217	(321)
Net Income	$3,840	$(1,800)	$5,640

In the discussions below, we refer to the year ended December 31, 2013 as “2013” and the year ended December 31, 2012, as “2012”. The percentage changes cited in our discussions below comparing our results of operations for the year ended December 31, 2013, to the year ended December 31, 2012, are based on 2013 amounts compared to 2012 amounts.

Revenue.  We derive our revenue primarily from the following activities:

•
Software license revenue, which results from sales of our EFT Enterprise, EFT Standard, CuteFTP, Mail Express and WAFS products and solutions, which we typically recognize at the time of product shipment.

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

•
Professional services revenue, which includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as the services are performed and accepted by the client.

The components of our revenues are as follows ($ in thousands):

	Revenue for the Year Ended December 31,
Product	2013		2012

EFT Enterprise	$15,308	62.9%	$14,742	63.1%
EFT Standard	3,946	16.2%	3,367	14.4%
Wide Area File Services	1,277	5.2%	1,577	6.7%
Professional Services	1,479	6.1%	1,547	6.6%
CuteFTP	1,205	5.0%	1,059	4.5%
Other	1,124	4.6%	1,080	4.6%
Total Operating Revenues	$24,339	100.0	$23,372	100.0

Maintenance and Support Included in Total Operating Revenue	$13,650	56.1%	$11,298	48.3%

Software license revenue from our EFT, WAFS and other software products (i.e. all software products other than CuteFTP) declined 14% primarily as a result of:

•	Unanticipated delays during 2013 in introducing to the market certain new product features and functionality related to our EFT product line.
•	Lower lead generation during the second half of 2012 and into 2013 that had the unintended effect of temporarily slowing the flow of new customer leads from online marketing activities.

 In the second half of 2013, we made significant changes in personnel leading our sales and marketing groups.  Under this new leadership, we have:

•	Increased our sales staff headcount.
•	Reconfigured the organization of our sales group to enhance their industry and geographic focus.
•	Implemented new sales and marketing campaigns.
•	Administered enhanced sales training programs.
•	Engaged third party search engine optimization experts to redirect our efforts in that area.
•	Launched a campaign to engage and leverage the resources of additional third-party resellers.
•	Expanded our channel and distribution partner programs.

As a complement to these sales and marketing actions, we also made changes in personnel leading our software engineering group.  Under this new leadership, we have revised the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work.

We have made these changes with a goal of returning to a growth trend in software license revenue from our lead EFT products and solutions.  By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years.

The 19% decrease in Wide Area File Services, or WAFS, revenue was primarily due to the continuation of our plan, implemented in prior periods, to more selectively sell this product in environments that can be configured to operate within the data transmission volume and stored file size operating specifications of the software which we have found allow customers to effectively use the WAFS product without encountering legacy WAFS issues.  We are continuing development of this product so that it functions effectively and efficiently in additional environments which would allow us to broaden its market opportunities.

Software license revenue from CuteFTP increased 17% primarily as a result of our release in November 2012 of CuteFTP Version 9 with an improved feature set to better address the user’s higher performance and security demands.

Professional services revenue declined 4%. We earned a significant portion of this professional services revenue (15% in 2013 and 33% in 2012) under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We completed the terms of the final option year of the MAT contract in September 2013 which gave rise to this revenue decline in 2013.  As there is now a new primary contractor, we do not anticipate future revenue from these activities.  We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

Other revenue increased by 4.1%.  We earn this revenue primarily from our Mail Express, MIX, Hosted EFT Server, and TappIn product and solution sales.  This increase was due to our continued sales and marketing programs designed to increase the penetration of these products in the marketplace.

M&S revenue increased 21%. M&S revenue as a percent of our total revenue was 56% in 2013 and 48% in 2012. M&S revenue continued its trend over recent years of becoming an increasing percentage of our total revenue.  Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to our ongoing efforts to increase M&S contract renewal rates, the growing installed base of our software products in the marketplace and the decline in software license revenue in recent periods. The installed base growth creates a compounding effect for M&S renewals. This effect is due to the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase. However, if sales of our on-premise, enterprise products were to decrease, then new sales of M&S contracts could decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. We believe an increase in M&S revenue is a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, and expenses directly associated with professional services delivery.  Cost of revenues decreased 22% primarily due to:

•
Decreased labor costs of $216,000 associated with professional services under the MAT contract as a result of the reduction in our level of participation in the MAT contract as described in our revenue discussions above.

•	Decreased royalties of $42,000 on certain product sales due to a favorable renegotiation of the terms of certain royalty agreements.

Offset by:

•	Increased hosted server expenses of $26,000 associated with the growth of MIX and Hosted EFT Server solutions.

Selling, General and Administrative.  These expenses decreased 11.2% primarily due to the following decreases in expenses:

•
Salaries and wages of $628,000 resulting primarily (1) the consolidation of our chief executive officer and president/chief operating officer positions and (2) certain other officer and leadership positions being unfilled for a portion of 2013 while new personnel were being recruited.

•	Stock-based compensation expense of $244,000 resulting from forfeitures of vested stock options held by certain former employees.
•	Legal fees of $195,000 resulting from decreased patent litigation activities in 2013 compared to 2012.
•	Health insurance of $168,000 resulting from the employees paying a higher portion of employee benefits expense in the 2013 period.
•	Travel and entertainment expense of $102,000 due to increasing maturity of international sales relationships and enhanced general cost control policies resulting in less travel being required.
•
Public relations expense of $138,000 due to (1) increased use of in-house resources in 2013 as compared to the use of more expensive outside parties in 2012 and (2) more focused and optimized spending in the areas of international and trade show outreach costs.

•	Sales commission expense of $147,000 due primarily to a higher percentage of our sales being for M&S for which the commission rate is lower.
•	Seminars and training expense of $78,000 due to enhanced general cost control policies.

Research and Development.   Research and development expense increased 6.7% primarily due to:

•	An increase of $541,000 for external research and development work performed primarily to upgrade the performance of our WAFS product.
•	An increase of $478,000 in salaries due to the hiring of additional software engineers.
•	An increase of $27,000 in recruiting expense incurred for assistance in finding experienced software engineers.

All offset by:

•
An increase in capitalized software development costs of $569,000 resulting from development of enhanced versions of EFT Standard and Enterprise Editions.  Capitalized software development costs are excluded from expenses at the time of capitalization but are included in expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

Our capitalized software development costs were $899,000 in 2013 and $330,000 in 2012.  This increase was due to a greater number of our software development projects having progressed to having a detailed program design or working prototype in 2013 than in 2012.

Affiliated Entity Asset Impairment.  This expense in the 2012 relates to the elimination of the value of our investments in and notes receivable from CoreTrace Corporation due to that company selling a substantial portion of its assets to an unrelated third party and ceasing operations.  There was no similar event in 2013.

TappIn Intangible Asset Impairment and Earnout Liability Elimination.  This credit to expense in 2013 relates to the elimination of the TappIn intangible assets and earnout liability as discussed under Liquidity and Capital Resources above in the section titled TappIn Intangible Assets and Earnout Liability.  This credit to expense in 2012 was due to TappIn revenue not being at least $3.0 million in 2012, which was a milestone that had to be achieved for the former TappIn shareholders to receive an earnout payment previously included in our liabilities in the amount of $1.34 million. Accordingly, we eliminated this liability as of December 31, 2012.

Depreciation and Amortization.  Depreciation and amortization expense decreased 25.4% primarily due to (1) the 2012 amount including amortization of the software and customer list intangible assets arising from the Availl acquisition for that entire year while the 2013 period included amortization for only a portion of that year as a result of those intangible assets becoming fully amortized and (2) the elimination of the TappIn intangible assets during 2013 such that we incurred amortization expense related to those assets for a portion of 2013 while we incurred such expense for all of 2012.

Other Income (Expense), Net.  Other income was lower during the 2013 period than during the 2012 period due to the amount for the 2012 period including interest income from CoreTrace notes receivable that did not exist in 2013.  Other expense was further affected in the 2013 period compared to the 2012 period by the decrease in interest expense as a result of the outstanding principle balance on our notes payable declining throughout the year as we made the scheduled payments of principle and interest.

Income Taxes.  For 2013, we had an income tax benefit at an effective tax rate of 2.8%, which differed from the statutory federal income tax rate of 34% primarily due to:

•	The elimination of a $1.3 million deferred tax liability as a result of the TappIn earnout liability of $3.7 million being eliminated.
•	A domestic production activities credit of $99,000.
•	A research and development tax credit of $95,000.

All offset by:

•	State income taxes of $57,000.

For 2012, we had an income tax benefit at an effective rate of 13.7% which differed from the statutory federal income tax rate of 34% primarily due to:

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

Revenue.  We derive our revenue primarily from the following activities:

•
Software license revenue, which results from sales of our EFT Enterprise, EFT Standard, CuteFTP, Mail Express and WAFS products and solutions, which we typically recognize at the time of product shipment.

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

The components of our revenues are as follows ($ in thousands):

	Revenue for the Year Ended December 31,
Product	2012		2011

EFT Enterprise	$14,742	63.1%	$12,167	58.2%
EFT Standard	3,367	14.4%	3,665	17.5%
Wide Area File Services	1,577	6.7%	1,533	7.3%
Professional Services	1,547	6.6%	1,772	8.5%
CuteFTP	1,059	4.5%	1,209	5.8%
Other	1,080	4.6%	548	2.6%
Total Operating Revenues	$23,372	100.0	$20,894	100.0

Maintenance and Support Included in Total Operating Revenue	$11,298	48.3%	$9,424	45.1%

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

WAFS revenue increased by 2.9%. These sales were lower in 2011 due to the relatively slow introduction of WAFS Version 4, released in 2011, as a result of some customers experiencing difficulties while upgrading to Version 4 from prior version.  These difficulties led us to scale back WAFS sales activities during the first half of 2012 while we assessed and addressed the upgrade issues.  We resolved a substantial portion of these issues by mid-2012 resulting in an increase in this revenue for 2012 as a whole.

Professional services revenue decreased 12.7% primarily due to a decrease in revenue earned under our contract supporting the SAMS-E logistics program as a result of various budget actions and project scope decisions made by the U.S. Army and the primary contractor to the U.S. Army, whom we support under this contract. We completed the terms of the final option year of the MAT contract in September 2013.  As there is now a new primary contractor, we do not anticipate future revenue from these activities.  We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

Revenues from CuteFTP decreased 12.4%. This decrease was a result of it being several years since the last release of a significant upgrade of the features and functionality of this product. Our release in November 2012 of CuteFTP Version 9, with an improved feature set to better address the user’s higher performance and security demands, reversed this declining revenue trend in 2013.

Other revenue increased by 97.1%.  We earn this revenue primarily from our Mail Express, MIX, Hosted EFT Server, and TappIn product and solution sales.  The increase was largely due to an increase in MIX,  Hosted EFT, Mail Express and TappIn revenue.  This increase was due, in part, to 2012 being substantially the first year in which we had MIX and Hosted EFT contracts in place for the full year as well as 2012 being the first full year in which we earned TappIn revenue.

M&S revenue increased 21.4%. M&S revenue as a percent of our total revenue was 48% in 2012 and 45% in 2011. M&S revenue continued its trend over recent years of becoming an increasing percentage of our total revenue.  Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to our ongoing efforts to increase M&S contract renewal rates, the growing installed base of our software products in the marketplace and the decline in software license revenue in recent periods. The installed base growth creates a compounding effect for M&S renewals. This effect is due to the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase. However, if sales of our on-premise, enterprise products were to decrease, then new sales of M&S contracts could decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. We believe an increase in M&S revenue is a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

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

 Offset by:

•
Increased hosted server expenses of $129,000 associated with the growth in our MIX and Hosted EFT Server solutions, particularly as a result of our expansion of these services to international markets.

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

We capitalized $330,000 of software development costs in 2012.  We did not capitalize any software development costs in 2011. This increase was due to a greater number of our software development projects having progressed to having a detailed program design or working prototype in 2012 than in 2011.

Affiliated Entity Asset Impairment.  This expense in the 2012 relates to the elimination of the value of our investments in and notes receivable from CoreTrace Corporation due to that company selling a substantial portion of its assets to an unrelated third party and ceasing operations.  There was no similar event in 2011.

TappIn Earnout Liability Not Earned.  This credit to expense in 2012 was due to TappIn revenue not being at least $3.0 million in 2012, which was a milestone that had to be achieved for the former TappIn shareholders to receive an earnout payment previously included in our liabilities in the amount of $1.34 million. Accordingly, we eliminated this liability as of December 31, 2012. There was no similar event in 2011.

Depreciation and Amortization.  Depreciation and amortization expense increased 54% primarily due to the amortization of intangible assets arising from the purchase of TappIn in December 2011.  There was no such amortization in 2011.

Other Income (Expense), Net.  Other income/expense increased primarily due to interest expense on the notes payable to a bank arising from the TappIn acquisition.  We incurred this expense during all of 2012 but for only one month in 2011.

Income Taxes.  For 2012, we had an income tax benefit at an effective rate of 13.7%, which differed from the statutory federal income tax rate of 34% primarily due to:

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

For 2011, we had an effective tax rate of 21.0%, which differed from the statutory federal income tax rate of 34% due to:

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

Years ending December 31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. (a Delaware corporation) and its wholly-owned subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. and its wholly-owned subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
March 27, 2014

GlobalSCAPE, Inc.
Consolidated Balance Sheets
(in thousands except share amounts)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$9,455	$8,079
Accounts receivable (net of allowance for doubtful accounts of $154 and $171 in 2013 and 2012, respectively)	3,765	3,350
Federal income tax receivable	113	-
Current deferred tax asset	184	177
Prepaid expenses	349	426
Total current assets	13,866	12,032

Fixed assets, net	744	900
Long term investments	3,122	3,060
Intangible assets, net	1,028	4,308
Goodwill	12,712	12,712
Deferred tax asset	1,476	535
Other assets	144	41
Total assets	$33,092	$33,588

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$655	$432
Accrued expenses	898	1,353
Deferred revenue	9,092	8,293
Income taxes payable	-	46
TappIn earn out, current portion	-	500
Long term debt, current portion	1,397	1,335
Total current liabilities	12,042	11,959

Deferred revenue, non-current portion	1,708	1,480
TappIn earn out, non-current portion	-	3,694
Long term debt, non-current portion	2,989	4,389
Other long term liabilities	60	62
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 19,592,117 and 18,846,547 shares issued at December 31, 2013 and December 31, 2012, respectively	20	19
Additional paid-in capital	15,834	14,435
Treasury stock, 403,581 shares, at cost, at December 31, 2013 and December 31, 2012	(1,452)	(1,452)
Retained earnings	1,891	(998)
Total stockholders’ equity	16,293	12,004
Total liabilities and stockholders’ equity	$33,092	$33,588

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2012	2011

Operating Revenues:
Software licenses	$8,086	$9,447	$9,149
Maintenance and support	13,650	11,298	9,424
Professional services	1,479	1,547	1,772
Other	1,124	1,080	549
Total revenues	24,339	23,372	20,894
Operating Expenses:
Cost of revenues	1,011	1,296	1,723
Selling, general and administrative	14,881	16,761	14,466
Research and development	3,766	3,531	3,124
Affiliated entity asset impairment	-	3,264	-
TappIn intangible asset impairment and earnout liability elimination	(128)	(1,303)	-
Depreciation and amortization	908	1,217	790
Total operating expenses	20,438	24,766	20,103
Income (loss) from operations	3,901	(1,394)	791

Other income (expense):
Interest expense	(227)	(289)	(25)
Interest income	62	100	38
Total other income (expense)	(165)	(189)	13
Income (loss) before income taxes	3,736	(1,583)	804
Provision for income taxes	(104)	217	169
Net income (loss)	$3,840	$(1,800)	$635
Comprehensive income (loss)	$3,840	$(1,800)	$635

Net income (loss) per common share - basic	$0.21	$(0.10)	$0.04

Net income (loss) per common share - diluted	$0.20	$(0.10)	$0.03

Weighted average shares outstanding:
Basic	18,626	18,358	18,081

Diluted	19,082	18,358	18,747

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except number of shares)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2010	18,346,982	$18	$12,137	$(1,452)	$1,456	$12,159

Shares issued upon exercise of stock options	291,545	1	351	-	-	352

Tax (deficiency) from stock-based compensation	-	-	(13)	-	-	(13)

Stock-based compensation expense	-	-	1,003	-	-	1,003

Issuance of vested restricted stock	53,420	-	-	-	-	-

Net income	-	-	-	-	635	635

Balance at December 31, 2011	18,691,947	$19	$13,478	$(1,452)	$2,091	$14,136

Shares issued upon exercise of stock options	74,600	-	70	-	-	70

Tax (deficiency) from stock-based compensation	-	-	(28)	-	-	(28)

Stock-based compensation expense	-	-	915	-	-	915

Issuance of vested restricted stock	80,000	-	-	-	-	-

Common stock cash dividends	-	-	-	-	(1,289)	(1,289)

Net (loss)	-	-	-	-	(1,800)	(1,800)

Balance at December 31, 2012	18,846,547	$19	$14,435	$(1,452)	$(998)	$12,004

Shares issued upon exercise of stock options	585,570	1	889	-	-	890

Tax (deficiency) from stock-based compensation	-	-	(156)	-	-	(156)

Stock-based compensation expense
Stock options	-	-	527	-	-	527
Restricted stock	160,000	-	139	-	-	139

Common stock cash dividends	-	-	-	-	(951)	(951)

Net income	-	-	-	-	3,840	3,840

Balance at December 31, 2013	19,592,117	$20	$15,834	$(1,452)	$1,891	$16,293

GlobalSCAPE, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Operating Activities:
Net income (loss)	$3,840	$(1,800)	$635
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense (recoveries)	29	68	(62)
Depreciation and amortization	908	1,217	790
Stock-based compensation	666	915	1,003
Deferred taxes	(948)	(377)	(352)
Excess tax deficiency from exercise of share based compensation	156	28	13
Affiliated entity asset impairment	-	3,264	-
TappIn intangible asset impairment and earnout liability elimination	(128)	(1,343)	-
Other	-	40	-
Changes in operating assets and liabilities:
Accounts receivable	(444)	(60)	(78)
CoreTrace receivable	-	(150)	(463)
Prepaid expenses	77	(187)	108
Federal income taxes	(315)	292	(52)
Other assets	(103)	(11)	-
Accounts payable	223	(159)	341
Accrued expenses	(455)	(43)	1
Deferred revenues	1,027	2,141	690
Other long-term liabilities	(2)	9	252
Net cash provided by operating activities	4,531	3,844	2,826
Investing Activities:
Software development costs	(899)	(330)	-
Purchase of property and equipment	(139)	(213)	(201)
Purchase of TappIn, Inc. and earnout payments	(500)	(1,500)	(9,190)
Purchase of long-term investments	-	(60)	(3,000)
Interest on long term investments	(62)	-	-
Net cash provided by (used in) investing activities	(1,600)	(2,103)	(12,391)
Financing Activities:
Proceeds from exercise of stock options	890	70	352
Tax deficiency (benefit) from stock-based compensation	(156)	(28)	(13)
Notes payable principle payments	(1,338)	(1,276)	-
Proceeds from note payable	-	-	7,000
Dividends paid	(951)	(1,289)	-
Net cash provided by (used in) financing activities	(1,555)	(2,523)	7,339
Net increase (decrease) in cash	1,376	(782)	(2,226)
Cash at beginning of period	8,079	8,861	11,087
Cash at end of period	$9,455	$8,079	$8,861

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$234	$294	$-
Income taxes	$1,161	$271	$1,225
Noncash - TappIn earn out	$-	$-	$6,997

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
 Notes to Consolidated Financial Statements
December 31, 2013 and 2012

1.            Nature of Business and Corporate Structure

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. We operate primarily in the Managed File Transfer, or MFT, industry. Our solution portfolio addresses data and information management, movement, security and accessibility across a broad range of environments encompassing data and information in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices).

Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.

Throughout these notes unless otherwise noted, our references to 2013, 2012 and 2011 refer to the years ended December 31, 2013, 2012 and 2011, respectively.

2.            Significant Accounting Policies

Basis of Presentation

We follow accounting standards set by the Financial Accounting Standards Board. This board sets generally accepted accounting principles in the United States, or GAAP, that we follow in preparing financial statements that report our financial position, results of operations, and sources and uses of cash. We also follow the reporting regulations of the United States Securities and Exchange Commission, or SEC.

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

Principles of Consolidation

The accompanying consolidated financial statements of GlobalSCAPE, Inc. and its wholly-owned subsidiary (collectively referred to as the “Company” or “we”) are prepared in conformity with GAAP.  All intercompany accounts and transactions have been eliminated.

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

Concentrations of Credit Risk and Significant Customers

Our cash, cash equivalents and long term investments are on deposit in banks and are collectively insured by the Federal Deposit Insurance Corporation for $750,000.  Our balances in excess of that amount are not insured. With the exception of our long-term investment in certificate of deposit pledged as collateral for our notes payable, we may withdraw our cash deposits upon demand. We maintain our cash with multiple financial institutions of reputable credit to minimize our risk of loss.

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

In 2013, 2012 and 2011, no single customer accounted for more than 10% of revenues.  As of December 31, 2013, we had one customer, Lifeboat, which accounted for 14% of our total accounts receivable.  In 2012, we had no customer from whom accounts receivable from them individually comprised 10% or more of our total accounts receivables.

Other Concentrations

Sales in Foreign Markets.  In 2013, 2012 and 2011, approximately 27%, 26% and 31%, respectively, of our revenues came from sales to customers in foreign countries.  We received substantially all of our revenues from foreign countries in U.S. dollars resulting in limited exchange rate risks.  Our foreign sales are concentrated mostly in Canada, Australia and Western Europe.

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

Cash and cash equivalents

Cash and cash equivalents includes all cash and highly liquid investments with original maturities of three months or less.  Our cash balance as of December 31, 2013, is insured by the Federal Deposit Insurance Corporation for $750,000.

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

Expenditures for maintenance and repairs are charged to operations as incurred.

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

As of December 31, 2013, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date.

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

Intangible Assets – Patent, Customer Relationships and Developed Technology

During a portion of 2013 and all of 2012, we had intangible assets, other than goodwill, consisting of a patent, customer relationships and developed technology that we acquired through the purchase of other companies.  We determined the value of those intangible assets at the time of acquisition through discounted cash flow and other similar valuation methods. We amortized these intangible assets on straight-line basis over their estimated useful lives that range from seven to eighteen years. As of December 31, 2013, the balance of these intangible assets had been reduced to zero as a result of the combination of this amortization and a determination that the unamortized portion of these intangible assets was of nominal value.

Contingent Consideration

Our TappIn acquisition in 2011 included future contingent milestone payments based on achieving certain levels of sales in the future and the introduction of new products (i.e. the TappIn earn out). We estimate the fair value of the TappIn earn out contingent consideration liability based on our assessment of the probabilities of achieving the prescribed milestones. These estimates involve significant judgment. Changes in the fair value of the TappIn earn out contingent consideration liability may result from changes in discount periods, changes in the timing and amount of sales and/or other specific milestone estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. At each reporting date, we assess the fair value of this contingent consideration liability. Changes in the fair value of these liabilities related are reflected in our net income and could materially affect our operating results.

Research and Development

We expense research and development costs as incurred.

Royalty Expense

Certain of our products contain software components that we license from others.  We pay royalties under those licenses which we record as a cost of revenues when our product containing the applicable component is sold.  Our royalties expense was $288,000, $329,000 and $466,000, in royalty expense in 2013, 2012 and 2011, respectively.

Advertising Expense

We expense advertising costs as incurred as a component of our selling, general and administrative expenses.  Advertising expense was $729,000, $493,000 and $582,000 in 2013, 2012 and 2011, respectively.

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

	Year ended December 31,
	2013	2012 (1)	2011
Numerators
Numerator for basic and diluted earnings per share:
Net income (loss)	$3,840	$(1,800)	$635

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding basic	18,626	18,358	18,081

Dilutive potential common shares
Stock options and awards	456	-	666
Denominator for dilutive earnings per share	19,082	18,358	18,747
Net income (loss) per common share - basic	$0.21	$(0.10)	$0.04
Net income (loss) per common share – diluted	$0.20	$(0.10)	$0.03

(1)	For the year ended December 31, 2012, options to purchase 531,634 shares and all of the warrants have been excluded in computing dilutive shares, as the effect would be anti-dilutive.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except under certain circumstances when one or more of these items is not available at the reporting date under the tax law of the applicable jurisdiction. ASU 2013-11 is applicable for fiscal years beginning after December 15, 2013. We do not expect adoption of this ASU to have a material impact on our financial statements.

In February 2013, the FASB issued FASB ASU No. 2013-04,Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements to the extent such obligations are not already addressed within existing guidance under GAAP. ASU 2013-04 is applicable for fiscal years beginning after December 15, 2013. We do not expect adoption of this ASU to have a material impact on our financial statements.

In July 2012, the FASB issued FASB ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30. If an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. If an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test. ASU 2012-02 became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Our adoption of this ASU did not have a material impact on our financial statements.

In December 2011, the FASB issued FASB ASU No. 2011-11, Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross and net information about these instruments. ASU 2011-11 became effective for annual reporting periods beginning on or after January 1, 2013. Our adoption of this ASU did not have a material impact on our financial statements.

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

Reclassifications

Capitalized software development costs are included in intangible assets at December 31, 2013, and December 31, 2012 in the accompanying financial statements. That balance as of December 31, 2012, of $303,000 was previously included in fixed assets.

4.            Accounts Receivable

Accounts receivable, which are primarily from sales of software licenses, are presented net of an allowance for doubtful accounts.  The activity of the Company’s allowance for the years ended December 31, 2013, 2012 and 2011 is as follows ($’s in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of period	$171	$170	$237
Bad debt expense or (recovery)	29	68	(62)
Uncollectible accounts receivable	(46)	(67)	(5)
Balance, end of period	$154	$171	$170

5.            Fixed Assets

Fixed assets, at cost, consist of the following ($’s in thousands):

	December 31,
	2013	2012
Furniture and equipment	$648	$646
Software	788	750
Equipment	939	844
Leasehold improvements	590	590
	2,965	2,830
Less accumulated depreciation	(2,221)	(1,930)
Fixed assets, net	$744	$900

6.            Capitalized Software Development Costs

Our capitalized software development costs profile is as follows: ($’s in thousands):

	December 31,
	2013	2012
Gross capitalized cost	$1,229	$330
Accumulated amortization	(201)	(27)
Net balance	$1,028	$303

	Year Ended December 31,
	2013	2012
Amount capitalized	$889	$330
Amortization expense	(174)	(27)

	Released	Unreleased
	Products	Products

Gross capitalized amount at December 31, 2013	$408	$620

Future amortization expense for the year ending December 31,
2014	$203
2015	175
2016	30
Total	$408

We include capitalized software development costs in intangible assets on our balance sheet. The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

7.            Acquired Intangible Assets and TappIn Earnout Liability

Intangible assets resulting from our acquisition of Availl, Inc. in 2006 and TappIn, Inc. in 2011 consisted of the following ($’s in thousands):

		December 31, 2013				December 31, 2012
	Life		Accumulated	Reduction to			Accumulated
	(Years)	Gross	Amortization	Zero	Net	Gross	Amortization	Net

TappIn, Inc.
Customer relationship	10	$1,863	$(342)	$(1,521)	$-	$1,863	$(202)	$1,661
Developed technology	7	2,771	(726)	(2,045)	-	2,771	(429)	2,342
Availl, Inc.
Software	5	1,775	(1,775)	-	-	1,775	(1,775)	0
Customer List	5	180	(180)	-	-	180	(180)	-
Patent	18	7	(7)	-	-	7	(4)	3
Total		$6,596	$(3,030)	$(3,566)	$-	$6,596	$(2,590)	$4,006

We amortize acquired intangible assets on a straight-line basis over their weighted average lives. This amortization expense was $614,000, $895,000, and $350,000 in 2013, 2012, and 2011, respectively.  There is no future amortization expense associated with these acquired intangibles.

When we acquired TappIn in December 2011, we allocated the total purchase price of this acquisition to assets and liabilities based on their estimated fair values at the acquisition date.  That allocation resulted in the TappIn intangible assets set forth in the table above. We have since evaluated input from our customers and the marketplace as a whole relative to the TappIn product line and concluded that our future emphasis will be on merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create a TappIn Enterprise solution.  We believe offering the TappIn technology through this integration will maximize the return on our investment in this product line. While we will continue to offer TappIn as a standalone product in its Standard and Professional Editions, we have concluded that revenue earned from the TappIn product line sold in those configurations will not be significant to our results of operations and financial position in the future.

For accounting and financial statement presentation purposes, the value assigned to the developed technology intangible asset as of the date we acquired TappIn and subsequent thereto relates only to the TappIn Standard Edition developed technology that existed on the date we acquired TappIn.  Under GAAP, none of the value of this intangible asset can be derived from the TappIn Professional Edition or from other uses of the TappIn technology.  Specifically, none of the TappIn core technology, enabling technology or the migration of that technology, including the application of that technology to our EFT Standard Edition and EFT Enterprise Edition product lines as mentioned above, can be relied upon to ascribe value to the developed technology intangible asset. Since we believe revenue earned from the TappIn Standard Edition will not be significant to our results of operations and financial position in the future, we have concluded it to be more-likely-than-not that the intangible asset arising from this developed technology is of nominal future value. Accordingly, we have reduced its value to zero on our balance sheet as of December 31, 2013, and have recorded a corresponding expense for the year ended December 31, 2013.

For accounting and financial statement purposes, the value assigned to the customer relationship intangible asset relates to one contract with a third-party as it stood and was in place on the date we acquired TappIn.  Under GAAP, none of the value of this intangible can be derived from future modifications of this contract or from other, subsequent customer relationships.  The value of the contract that gave rise to this customer relationship intangible is dependent upon both (1) continued shipments of that customer’s products as they existed at the time we acquired TappIn and (2) the purchasers of that customer’s products subscribing to TappIn Professional Edition.  We believe revenue earned from the activities upon which the value of the customer relationship intangible asset was derived will not be significant to our results of operations and financial position in the future. Our relationship with that customer remains in place relative to products it is currently selling that did not exist at the time we acquired TappIn and that were not part of determining the intangible value of this customer relationship at that time.  We have concluded it to be more-likely-than-not that the intangible asset arising from this customer relationship and the products it covered as they existed at the time we acquired TappIn is of nominal future value.  Accordingly, we have reduced its value to zero on our balance sheet as of December 31, 2013, and have recorded a corresponding expense for the year ended December 31, 2013.

Our acquisition of TappIn provides for the possible payment of $4.5 million of contingent consideration remaining as of December 31, 2013, to the former shareholders of TappIn if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. Based on our past estimates of the probability and likelihood of this earn out ultimately being paid, our balance sheet has previously included a liability of $3.7 million for these possible payments. We evaluated the likelihood of the TappIn product lines achieving the revenue milestones by December 31, 2014, necessary for the remaining earnout to be paid.  We concluded the likelihood that those revenue milestones will be achieved to be remote and that the contingent consideration will not have to be paid.  Accordingly, we reduced the TappIn earn out liability on our balance sheet to zero as of December 31, 2013 and recorded a corresponding credit to income in 2013.

When we acquired TappIn, Inc. in December 2011, we recorded a deferred tax liability resulting from our recording of the intangible assets described above as of the acquisition date for which there was no corresponding change in the tax basis of the TappIn common stock that we purchased.  The balance of this deferred tax liability was $1.2 million as of December 31, 2012.  Our reduction of the TappIn intangible assets to zero eliminated this deferred tax liability with a corresponding credit to federal income tax expense during the year ended December 31, 2013.

The effects of the above items are summarized as follows ($’s in thousands):

Reduction of intangible assets:
Customer relationship	$(1,521)
Developed technology	(2,045)
Elimination of earnout liability	3,694
Net TappIn asset impairment and earnout liability elimination before taxes	128
Federal income taxes	1,213
Net TappIn asset impairment and earnout liability elimination after taxes	$1,341

8.            Notes Payable

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

At December 31, 2013, the total principal balance outstanding under these notes payable was $4.4 million.

Interest and principal are payable under both notes payable in 60 equal monthly installments aggregating $131,000 each that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

Scheduled future principal payments under the loan agreements as of December 31, 2013, are as follows ($ in thousands):

Year Ending December 31,
2014	$1,397
2015	1,462
2016	1,527
Total	$4,386

The Loan Agreements contain the following financial covenants:

•
We must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of December 31, 2013, this debt service coverage ratio was 2.44.

•
We must maintain a maximum debt to tangible net worth ratio of 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of December 31, 2013, this debt to tangible net worth ratio was 0.45:1.

•
We must maintain liquid assets (cash and marketable securities) of at least $3.2 million as of December 31, 2013, and $2.2 million thereafter. As of December 31, 2013, cash and marketable securities were $9.5 million.

The loan agreements contain customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

9.           Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Share-based compensation expense	$666	$915	$1,003

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•  It authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards.
•  The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•  The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•  Stock options we issue generally become exercisable ratably over a three year period and expire ten years from the date of grant.
•  We issued no restricted stock awards under this plan in 2013, 2012 or 2011.
•  As of December 31, 2013, stock-based incentives for up to 1,596,540 shares remained available for issuance in the future under this plan.

During a portion of 2010 and in earlier years, we issued stock options under the GlobalSCAPE, Inc. 2000 Stock Option Plan. We no longer issue stock options under this plan.

Our stock option activity has been as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
			(Years)	(000's)
Outstanding at December 31, 2010	3,260,327	$1.83	7.63	$1,480

2011
Granted	1,293,500	$2.00
Forfeitures	203,962	$2.28
Exercised	291,545	$1.21
Outstanding at December 31, 2011	4,058,320	$1.91	6.39	$540

2012
Granted	422,000	$1.93
Forfeitures	755,625	$4.09
Exercised	74,600	$0.94
Outstanding at December 31, 2012	3,650,095	$1.91	6.14	$300

2013
Granted	424,740	$1.66
Forfeitures	371,520	$2.17
Exercised	585,570	$1.52
Outstanding at December 31, 2013	3,117,745	$1.92	4.46	$1,808

Exercisable at December 31, 2013	2,437,135	$1.96	3.33	$1,436

Additional information about our stock options is as follows:

	2013	2012	2011
Weighted average fair value of options granted during the year	$0.87	$1.09	$1.08
Intrinsic value of options exercised during the year	$238,905	$63,820	$185,258
Cash received from stock options exercised during the year	$889,000	$70,000	$352,000

Number of options that vested during the year	519,175	382,772	376,409
Fair value of options that vested during the year	$632,000	$737,000	$946,000

Unrecognized compensation expense related to non-vested options at end of year	$526,000	$963,000	$1,700,000
Weighted average years over which non-vested option expense will be recognized	1.97	1.84	2.36

As of December 31, 2013
				Options Outstanding		Options Exercisable
				Weighted
				Average	Weighted		Weighted
			Underlying	Remaining	Average	Number of	Average
Range of			Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices			Outstanding	Life	Price	Shares	Price
$0.15	-	$0.33	53,000	1.2	$0.26	53,000	$0.26
$0.85	-	$1.41	605,040	2.4	$1.09	605,040	$1.09
$1.43	-	$2.16	1,700,685	5.7	$1.80	1,084,915	$1.80
$2.18	-	$4.10	759,020	3.6	$3.02	694,180	$3.09
Total options			3,117,745			2,437,135

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	55%	63%	77%
Expected annual dividend yield	0	0	0
Risk free rate of return	1.48%	0.98%	2.46%
Expected option term (years)	6.00	6.00	6.00

Restricted Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan provides for the issuance of either stock options or restricted stock awards for up to 500,000 shares of our common stock. Provisions of this plan included the following:

•  It authorizes the issuance of up to 500,000 shares of our common stock for stock-based incentives including stock options and restricted stock awards.
•  The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•  Restricted stock awards are initially issued with a legend restricting transferability of the shares until the recipient satisfies the vesting provision of the award, which is generally continuing service for one year subsequent to the date of the award.
•  We issued no stock options under this plan in 2013, 2012 or 2011.
•  As of December 31, 2013, stock-based incentives for up to 148,500 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2010	53,420	$2.01

2011
Shares granted with restrictions	80,000	$2.16
Shares vested and restrictions removed	(53,420)	$2.01	$107,000
Restricted Shares Outstanding at December 31, 2011	80,000	$2.16

2012
Shares granted with restrictions	80,000	$1.97
Shares vested and restrictions removed	(80,000)	$2.16	$158,000
Restricted Shares Outstanding at December 31, 2012	80,000	$1.97

2013
Shares granted with restrictions	80,000	$1.65
Shares vested and restrictions removed	(80,000)	$1.97	$133,600
Restricted Shares Outstanding at December 31, 2013	80,000	$1.65

At December 31, 2013, we had $58,000 of unrecognized compensation expense related to non-vested restricted stock awards. We expect to recognize that expense in the future over a weighted-average period of five months.

10.           Common Stock Purchase Warrants

We had a securities purchase agreement with certain accredited investors under which we granted them warrants to purchase 1,352,000 shares of our common stock at an exercise price of $3.15 per share.   These warrants expired unexercised in May 2012.

11.           Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	2013			2012			2011
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$898	$(1,090)	$(192)	$(574)	$741	$167	$460	$(352)	$108
State	85	3	88	55	(5)	50	61	-	61
Total	$983	$(1,087)	$(104)	$(519)	$736	$217	$521	$(352)	$169

Deferred income taxes on our balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Capital loss carryforward	$1,099	$1,099
Share-based compensation	1,005	1,017
Deferred revenue	503	470
Net operating loss carryforward	270	386
Compensation and benefits	84	102
Allowance for doubtful accounts	52	58
Other	2	24
Total gross deferred tax assets	3,015	3,156
Valuation allowance	(1,099)	(1,099)
Net deferred tax assets	1,916	2,057

Deferred tax liabilities:
Intangible assets	193	1,142
Depreciation	65	203
Total gross deferred tax liabilities	258	1,345

Net deferred tax assets	$1,658	$712

As of December 31, 2013, we had federal income tax net operating loss carry forwards of $794,000 available to offset future federal taxable income, if any. These carry forwards arose from TappIn operations before we purchased TappIn, Inc. and became available to us at the time we acquired that company.  These carry forwards expire in 2030 and 2031.

In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that a deferred tax asset will not be realized.  Our assessment of the likelihood of having sufficient taxable income in the future to support deduction or utilization of the items giving rise to our deferred tax assets indicates it is more-likely-than-not that we will realize the deferred tax assets listed in the table above with the exception of the $1.1 million deferred tax asset related to the capital loss carry forward resulting from the reduction to zero of our investments in and notes receivable from CoreTrace Corporation in 2012. We can realize this capital loss carry forward deferred tax asset to the extent we have capital gains in future periods against which this capital loss can be deducted.  We believe it uncertain that we will have sufficient capital gains in the future to support this deduction and have recorded a valuation allowance of $1.1 million for the capital loss carry forward deferred tax asset.

We claimed research and experimentation tax credits, or R&D tax credit, on certain of our tax returns and have included the effect of those credits in our provision for income taxes. Certain of those returns, and in particular the R&D tax credit claimed on those returns, are under routine examination by the Internal Revenue Service. We believe it more-likely-than-not this examination could result in $125,000 of such credits we claimed not being allowed by the Internal Revenue Service.  During 2012, we recorded a valuation allowance for this amount due to the uncertainty of this item.

The R&D tax credit for 2012 was extended by legislation passed in 2013. GAAP requires that this credit related to 2012 be recorded in the year in which this legislation passed (i.e. 2013).  Accordingly, the effects of the R&D credit related to 2012 are included in our 2013 financial statements, and our 2012 financial statements do not include an R&D credit.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	2013	2012
Balance, beginning of year	$125	$-
Increases for tax positions related to the current year	-	-
Increases for tax positions related to prior years	-	125
Decreases for tax positions related to prior years	-	-
Reductions due to lapsed statute of limitations	-	-
Balance, end of year	$125	$125

Our federal income tax returns for 2009 and prior years are no longer subject to examination by the Internal Revenue Service except for the R&D tax credit component of our 2008 and 2009 federal income tax returns. Our 2010 federal income tax return is under routine examination by the Internal Revenue Service with the results of this examination not yet reported by the Internal Revenue Service.

To the extent they arise, we record interest and penalty expense related to income taxes as an other expense in our statement of operations.  We incurred no such expenses in 2013, 2012 or 2011.

We file state tax returns in Texas, Massachusetts, New Hampshire and Pennsylvania.  The taxes resulting from these filings are included in income tax expense. Taxes we pay to these states are not material to our results of operations or financial position.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax expense (benefit) at federal statutory rate	$1,270	$(538)	$291

Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	57	32	40
Other	20	(16)	26
Capital loss carryforward valuation allowance	-	1,099	-
R&D tax credit uncertain tax position	-	125	-
Costs to acquire TappIn, Inc.	-	-	185
Share-based compensation	(1)	1	60
Research and development credit	(95)	-	(358)
Domestic production activities deduction	(99)	(43)	(75)
Tappin earnout liability not earned	(1,256)	(443)	-
Income tax expense (benefit) per the statement of operations	$(104)	$217	$169

12.           Employee Benefit Plan

We provide our employees a 401(k) plan under which we make employer matching contributions in amounts determined by our Board of Directors. Our matching contributions were $111,000, $102,000, and $88,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

13.           Investment in and Notes Receivable From Affiliated Entity

During 2012 and prior years, we had an investment as a shareholder in and notes receivable from CoreTrace Corporation. We also had a joint development and reseller agreement with CoreTrace for our appShield product. In 2012, CoreTrace sold a substantial portion of its assets to an unrelated third party and ceased operations. As a result of that event, the value of our investment in and notes receivable from CoreTrace was eliminated.  Accordingly, we reduced to zero the carrying value of those assets related to CoreTrace and recorded a corresponding affiliated entity asset impairment expense of $3.3 million during 2012.

 14.          Commitments and Contingencies

Minimum rental commitments under operating leases at December 31, 2013, are as follows ($ in thousands):

Year Ending December 31,
2014	$473
2015	357
2016	347
2017	347
2018	347
Thereafter	115
Total	$1,986

Rent expense under operating leases was $473,000 in 2013, $468,000 in 2012 and $356,000 in 2011. We had a deferred rent credit of $60,000 at December 31, 2013, that we amortize as a credit to rent expense on a straight-line basis over the remaining life of the applicable lease.

We have employment agreements with certain officers and employees under which we are obligated to pay them compensation of $471,000 and $145,000 during the years ending 2014 and 2015, respectively.

15.           Acquisition of TappIn, Inc.

In December 2011, we acquired all of the issued and outstanding shares TappIn, Inc.  At the time of the acquisition, we paid the TappIn selling shareholders $9 million cash for the outstanding common stock of that company and $190,000 cash for TappIn’s working capital acquired at closing. We also agreed to pay the former shareholders of TappIn, Inc. up to $8 million of additional payments upon achieving certain revenue milestones by December 31, 2014.

For financial statement purposes, we determined and recorded the purchase price as follows ($’s in thousands):

Cash paid at acquisition close date:
Sourced from cash on hand	$2,000
Sourced from note payable to a bank	7,000
Total	9,000
Contingent consideration	6,997
Additional cash paid for net working capital	190
Total purchase price	$16,187

We determined the contingent consideration portion of the purchase price we recorded based on our assessment at that time as to the amount of such consideration we estimated we would most-likely pay.

We allocated the total purchase price to assets and liabilities based on their estimated fair values at the acquisition date.  In allocating the purchase price to intangible assets and goodwill, our first allocation was to identifiable intangible assets, including developed technology and customer relationships, after which we allocated the remainder to goodwill. These allocations were as follows ($ in thousands):

Accounts receivable	$169
Current assets	28
Property and equipment, net	20
Intangibles	4,634
Goodwill	11,343
Assumed liabilities	(3)
Deferred revenue	(4)
Net assets acquired	$16,187

The contingent consideration provides for the following possible milestone payments to the former shareholders of TappIn, Inc.:

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

•
$8.0 million upon achieving certain revenue milestones by no later than December 31, 2014.  Our balance sheet at December 31, 2012, included a liability of $4.2 million for these possible payments. During 2013, we concluded the likelihood that those revenue milestones will be achieved to be remote and that the contingent consideration will not have to be paid.  Accordingly, we reduced the TappIn earn out liability on our balance sheet to zero as of December 31, 2013 and recorded a corresponding credit to income in 2013.

The change in the TappIn earn out liability is as follows ($ in thousands):

	Year Ended December 31,
	2013	2012
Beginning balance	$4,194	$6,997
Earn out paid in cash	-	(1,500)
Earn out liability not earned	(4,194)	(1,303)
Ending balance	$-	$4,194

TappIn earnout liability, current portion	$-	$500
TappIn earnout liability, non-current portion	-	3,694
	$-	$4,194

The following table presents unaudited, pro forma consolidated results of operations for 2011 as if the TappIn acquisition had been completed on January 1, 2010. The comparative amounts for 2013 and 2012 are as they appear in our consolidated statement of operations and require no proforma adjustments since they already include the results of Tappin operations:

	Year Ended December 31,
	2013	2012	2011
Total revenues	$24,339	$23,372	$21,170
Net income (loss)	$3,840	$(1,800)	$(1,276)
Net loss per share:
Basic	$0.21	$(0.10)	$(0.07)
Diluted	$0.20	$(0.10)	$(0.07)

The pro forma consolidated results of operations for 2011 include adjustments to:

•	Include the results of TappIn for the periods presented.
•	Include the incremental amortization expense associated with the finite-lived intangible assets from January 1, 2010.
•	Include additional interest expense related to financing the acquisition as if the notes began on January 1, 2010.
•	Include acquisition expenses associated with the purchase of TappIn as if the purchase occurred January 1, 2010.
•	Reflect the pro forma tax adjustments resulting from the acquisition as if the purchase occurred January 1, 2010.

The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at the beginning of the periods presented or the future results of the combined operations.

16.           Quarterly Consolidated Financial Information (unaudited)

	Fiscal Year 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$5,879	$5,925	$6,337	$6,197
Total operating expenses	$5,132	$5,297	$4,802	$5,207
Other income (expense)	$(47)	$(43)	$(39)	$(35)
Net income (loss) before provision for income taxes	$700	$585	$1,496	$955
Net income (loss)	$517	$381	$2,287	$655

Net income (loss) per share:
Basic	$0.03	$0.02	$0.12	$0.04
Diluted	$0.03	$0.02	$0.12	$0.03
Weighted average shares outstanding
Basic	18,444	18,502	18,761	18,873
Diluted	18,982	18,955	19,158	19,461

	Fiscal Year 2012
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$5,393	$5,702	$6,078	$6,199
Total operating expenses	$5,728	$5,774	$8,867	$4,397
Other income (expense)	$(66)	$(61)	$(11)	$(51)
Net income (loss) before provision for income taxes	$(401)	$(133)	$(2,800)	$1,751
Net income (loss)	$(253)	$(140)	$(2,714)	$1,307

Net income (loss) per share:
Basic	$(0.01)	$(0.01)	$(0.15)	$0.07
Diluted	$(0.01)	$(0.01)	$(0.15)	$0.07
Weighted average shares outstanding
Basic	18,288	18,320	18,398	18,421
Diluted	18,288	18,320	18,398	18,959

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its Chief Executive Officer and its Chief Financial Officer.  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

James W. Albrecht, Jr.
Chief Financial Officer
GlobalSCAPE, Inc.
4500 Lockhill-Selma, Suite 150
San Antonio, Texas 78249

Item 11.                Executive Compensation

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 13.                Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

Item 14.                Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2013.

PART IV

Item 15.                Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

	•	Consolidated Balance Sheets — December 31, 2013 and 2012

	•	Consolidated Statements of Operations — Years ended December 31, 2013, 2012 and 2011

	•	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2013, 2012 and 2011

	•	Consolidated Statements of Cash Flows — Years ended December 31, 2013, 2012 and 2011

	•	Notes to Consolidated Financial Statements — December 31, 2013 and 2012

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit
Number	Description
3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10-K filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3
Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

*10.10	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.11	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 5, 2007).

*10.12	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.13	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.14	2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

10.15	Business Loan Agreement dated December 2, 2011, by and between GlobalSCAPE, Inc. and San Antonio National Bank ($4,000,000 Loan). (Filed as Exhibit 10.1 to Form 8-K filed December 8, 2011.

10.16	Business Loan Agreement dated December 2, 2011, by and between GlobalSCAPE, Inc. and San Antonio National Bank ($3,000,000 Loan). (Filed as Exhibit 10.2 to Form 8-K filed December 8, 2011. 10.17
10.17	Employment Agreement dated as of September 9, 2013 by and between GlobalSCAPE and Matthew Goulet (Filed herewith).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008)

21.1	Subsidiaries of GlobalSCAPE, Inc. (Filed as Exhibit 21.1 to Form 10-K filed March 29, 2012).

23.1	Consent of Grant Thornton LLP (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	Interactive Data File.

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 27, 2014.

GlobalSCAPE, Inc.

By:	/s/ James L. Bindseil
James L. Bindseil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 2014.

Signature	Title

/s/ James L. Bindseil	President and Chief Executive Officer and Director
James L. Bindseil	(Principal Executive Officer)

/s/ James W. Albrecht, Jr.	Chief Financial Officer
James W. Albrecht, Jr.	(Principal Finance and Accounting Officer)

/s/ Thomas W. Brown	Chairman of the Board and Director
Thomas W. Brown

/s/ David L. Mann	Director
David L. Mann

/s/ Frank M. Morgan	Director
Frank M. Morgan

Director
Philip M. Renfro