Form 10-Q
period 2014-03-31
GLOBALSCAPE INC
filed 2014-05-13
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2014

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

As of May 10, 2014, there were 19,800,617 shares of common stock outstanding.

Index

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2014

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, CuteSendIt®, Mail Express are registered trademarks of GlobalSCAPE, Inc. are registered trademarks of GlobalSCAPE, Inc.

Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, Enhanced File Transfer™, Managed Information Xchange™, MIX™, Hosted Enhanced File Transfer Server™, EFT Server™, CuteFTP Lite™, CuteFTP Home™, Secure Ad Hoc Transfer™, SAT™, Total Path Security™, Enhanced File Transfer Server™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, GlobalSCAPE Securely Connected™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, WTC™, and appShield™ are trademarks of GlobalSCAPE, Inc.

TappIn® and TappIn and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.

TappIn Secure Share ™, Social Share ™, -Now Playing ™, and Enhanced A La Carte Playlist ™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

Other trademarks and trade names in this Annual Report are the property of their respective owners.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,687	$9,455
Accounts receivable (net of allowance for doubtful accounts of $257 and $154 in 2014 and 2013, respectively)	3,406	3,765
Federal income tax receivable	97	113
Current deferred tax asset	109	184
Prepaid expenses	274	349
Total current assets	14,573	13,866

Long term investments	3,138	3,122
Capitalized software development costs, net	1,711	1,028
Deferred tax asset	1,137	1,476
Goodwill	12,712	12,712
Fixed assets, net	734	744
Other assets	144	144
Total assets	$34,149	$33,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$693	$655
Accrued expenses	940	898
Deferred revenue	8,718	9,092
Long term debt, current portion	1,298	1,397
Total current liabilities	11,649	12,042

Deferred revenue, non-current portion	1,998	1,708
Long term debt, non-current portion	2,747	2,989
Other long term liabilities	56	60
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 19,645,236 and 19,592,117 shares issued at March 31, 2014 and December 31, 2013, respectively	20	20
Additional paid-in capital	16,706	15,834
Treasury stock, 403,581 shares, at cost, at March 31, 2014 and December 31, 2013	(1,452)	(1,452)
Retained earnings	2,425	1,891
Total stockholders’ equity	17,699	16,293
Total liabilities and stockholders’ equity	$34,149	$33,092

The accompanying notes are an integral part of these consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2014	2013

Operating Revenues:
Software licenses	$1,545	$1,957
Maintenance and support	3,568	3,283
Professional services	237	399
Other	378	240
Total Revenues	5,728	5,879
Operating Expenses:
Cost of revenues	204	263
Selling, general and administrative	4,049	3,850
Research and development	527	762
Depreciation and amortization	141	257
Total operating expenses	4,921	5,132
Income from operations	807	747
Other expense, net	(20)	(47)
Income before income taxes	787	700
Income tax expense	253	183
Net income	$534	$517
Comprehensive income	$534	$517

Net income per common share -
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Weighted average shares outstanding:
Basic	19,534	18,444
Diluted	20,394	18,982

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at December 31, 2013	19,592,117	$20	$15,834	$(1,452)	$1,891	$16,293

Shares issued upon exercise of stock options	456,700	-	919	-	-	919

Stock-based compensation expense:
Stock options	-	-	94	-	-	94
Restricted stock	-	-	32			32

Net decrease in excess tax benefit from stock-based compensation	-	-	(173)	-	-	(173)

Net income	-	-	-	-	534	534

Balances at March 31, 2014	20,048,817	$20	$16,706	$(1,452)	$2,425	$17,699

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income	$534	$517
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	108	36
Depreciation and amortization	141	257
Stock-based compensation	126	192
Deferred taxes	414	(47)
Excess tax deficiency from share-based compensation	173	-
Changes in operating assets and liabilities:
Accounts receivable	251	139
Prepaid expenses	75	9
Income tax payable	(157)	84
Accounts payable	38	115
Accrued expenses	42	(353)
Deferred revenue - M&S	(84)	59
Other long-term liabilities	(4)	(1)
Net cash provided by operating activities	1,657	1,007
Investing Activities:
Software development costs	(751)	(171)
Purchase of property and equipment	(63)	(18)
Purchase of TappIn, Inc. and earnout payments	-	(500)
Interest on long term investments	(16)	(16)
Net cash (used in) investing activities	(830)	(705)
Financing Activities:
Proceeds from exercise of stock options	919	4
Tax deficiency (benefit) from stock-based compensation	(173)	-
Notes payable principle payments	(341)	(329)
Net cash provided by (used in) financing activities	405	(325)
Net increase (decrease) in cash	1,232	(23)
Cash at beginning of period	9,455	8,079
Cash at end of period	$10,687	$8,056

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$49	$64
Income taxes	$45	$160

The accompanying notes are an integral part of these consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements
Three Months Ended March 31, 2014
(Unaudited)

1.	Nature of Business

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

Throughout these notes unless otherwise noted, our references to the 2014 quarter and the 2013 quarter refer to the three months ended March 31, 2014 and 2013, respectively.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and footnotes required under generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which we refer to as the 2013 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2013 Form 10-K and in this report. We follow accounting standards set by the Financial Accounting Standards Board. This board sets GAAP in the United States that we follow in preparing financial statements that report our financial position, results of operations, and sources and uses of cash. We also follow the reporting regulations of the SEC.

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

There have been no changes in our significant accounting policies during the 2014 quarter compared to the 2013 quarter or from those described in our 2013 Form 10-K. Listed below is a condensed version of our significant accounting policies.

Index

Principles of Consolidation

The accompanying consolidated financial statements of GlobalSCAPE, Inc. and its wholly-owned subsidiary (collectively referred to as the “Company” or “we”) are prepared in conformity with GAAP.  All intercompany accounts and transactions have been eliminated.

Revenue Recognition

We develop, market and sell software products and provide services enabling and supporting those products. We recognize revenue from a sale transaction when the following conditions are met:

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

Index

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

As of December 31, 2013, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount goodwill may exceed it fair market value and that interim testing needed to be performed.

Research and Development

We expense research and development costs as incurred.

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

Index

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

4.	Capitalized Software Development Costs

Our capitalized software development costs profile was as follows: ($’s in thousands):

	March 31,
	2014	2013
Gross capitalized cost	$1,981	$501
Accumulated amortization	(270)	(62)
Net balance	$1,711	$439

	Three Months Ended March 31,
	2014	2013
Amount capitalized	$751	$171
Amortization expense	(68)	(34)

	Released	Unreleased
	Products	Products

Gross capitalized amount at March 31, 2014	$750	$961

Future amortization expense:
Nine months ended December 31, 2014	$255
Year ended December 31,
2015	313
2016	166
2017	16
Total	$750

The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

Index

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

At March 31, 2014, the total principal balance outstanding under these notes payable was $4 million.

Interest and principal are payable under both notes payable in 60 equal monthly installments aggregating $131,000 each that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

Scheduled future principal payments under the loan agreements as of March 31, 2014, were as follows ($ in thousands):

Nine months ending December 31, 2014	$1,053
Year ending December 31,
2015	1,462
2016	1,530
Total	$4,045

The Loan Agreements contain the following financial covenants:

•
We must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of March 31, 2014, this debt service coverage ratio was 2.17.

•
We must maintain a maximum debt to tangible net worth ratio of 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of March 31, 2014, this debt to tangible net worth ratio was 0.41:1.

•	We must maintain liquid assets (cash and marketable securities) of at least $2.2 million. As of March 31, 2014, cash and marketable securities were $10.7 million.

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

	Three Months Ended March 31,
	2014	2013
Share-based compensation expense	$126	$192

Index

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	Up to three million shares of common stock may be issued for stock-based incentives including stock options and restricted stock awards.
•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•	Stock options we issue generally become exercisable ratably over a three year period and expire ten years from the date of grant.

We did not issue any restricted stock awards under this plan in during the three months ended March 31, 2014 or 2013. As of March 31, 2014, stock-based incentives for up to 1,331,040 shares remained available for issuance in the future under this plan.

Our stock option activity has been as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
			(Years)	(000's)
Outstanding at December 31, 2013	3,117,745	$1.92	4.46	$1,808
Granted	265,500	$2.40
Forfeited	82,390	$1.48
Exercised	411,700	$2.23
Outstanding at March 31, 2014	2,889,155	$1.93	5.28	$1,945

Exercisable at March 31, 2014	2,056,295	$1.91	3.72	$1,524

Additional information about our stock options is as follows:

	Three Months Ended March 31,
	2014	2013
Weighted average fair value of options granted	$1.30	$0.76
Intrinsic value of options exercised	$266,013	$714
Cash received from stock options exercised	$919,204	$4,000

Number of options that vested	92,080	107,680
Fair value of options that vested	$93,579	$139,312

Unrecognized compensation expense related to non-vested options at end of year	$745,759	$852,000
Weighted average years over which non-vested option expense will be recognized	$2.24	$1.77

Index

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2014	2013
Expected volatility	56%	57%
Expected annual dividend yield	0	0
Risk free rate of return	1.95%	1.11%
Expected option term (years)	6.00	6.00

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

We did not issue any restricted stock awards under this plan during the three months ended March 31, 2014 or 2013. As of March 31, 2014, stock-based incentives for up to 148,500 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity for the three months ended March 31, 2014 has been as follows:

Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2013	80,000	$1.65
Shares granted with restrictions	-
Shares vested and restrictions removed	-		$-
Restricted Shares Outstanding at March 31, 2014	80,000	$1.65

At March 31, 2014, we had $26,000 of unrecognized compensation expense related to non-vested restricted stock awards. We expect to recognize that expense in the future over a weighted-average period of 2.28 months.

7.	TappIn Earnout Liability

Our acquisition of TappIn provides for the possible payment of $4.5 million of contingent consideration remaining as of March 31, 2014, to the former shareholders of TappIn if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. We have concluded the likelihood that those revenue milestones will be achieved and that the contingent consideration will have to be paid both to be remote.  Accordingly, there is no TappIn earn out liability on our balance sheet as of March 31, 2014.

Index

8.	Income Taxes

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three Months Ended March 31,
	2014	2013
Income tax expense (benefit) at federal statutory rate	$268	$238

Increase (decrease) in taxes resulting from:
Research and development tax credit	-	(63)
Domestic production activities deduction	(17)	(9)
State taxes, net of federal benefit	(3)	10
Other	5	7
Income tax expense (benefit) per the statement of operations	$253	$183

The research and experimentation tax credit, or R&D tax credit, has not been enacted by legislation for 2014. Accordingly our financial statements for 2014 do not include any effects of an R&D tax credit.

As of March 31, 2014, we had federal income tax net operating loss carry forwards of $1.1 million available to offset future federal taxable income, if any. These carry forwards expire in 2030 and 2031.

We have a deferred tax asset of $1.1 million related to the capital loss carry forward resulting from the reduction to zero of our investments in and notes receivable from CoreTrace Corporation in 2012. We can realize this capital loss carry forward deferred tax asset to the extent we have capital gains in future periods against which this capital loss can be deducted. We believe it uncertain that we will have sufficient capital gains in the future to support this deduction which indicates it is not more-likely-than-not that we will realize this deferred tax asset. Accordingly, we have recorded a valuation allowance of $1.1 million for this capital loss carry forward deferred tax asset.

We claimed R&D tax credits on certain of our tax returns and have included the effect of those credits in our provision for income taxes in previous years. Certain of those returns, and in particular the R&D tax credit claimed on those returns, are under routine examination by the Internal Revenue Service. We believe it more-likely-than-not this examination could result in $125,000 of such credits we claimed not being allowed by the Internal Revenue Service.  During 2013, we recorded a valuation allowance for this amount due to the uncertainty of this item.

9.	Earnings per Common Share

Earnings per share for the periods indicated was as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$534	$517

Weighted average shares outstanding - basic	19,534	18,444
Stock options	860	538
Weighted average shares outstanding - diluted	20,394	18,982

Net (loss) income per common share - basic	$0.03	$0.03
Net (loss) income per common share - diluted	$0.03	$0.03

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Quarterly Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2013 Form 10-K and other documents filed with the Securities and Exchange Commission.  Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Quarterly Report.

In the following discussion, our references to the 2014 quarter and the 2013 quarter refer to the three months ended March 31, 2014 and 2013, respectively.

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

Index

We also offer software-as-a-service, or SaaS, and cloud-based subscription solutions for information sharing. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.  We intend for our managed, cloud-based subscription solutions to be an integral part of our future revenue because these solutions provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. We have the capability to deliver these services in the United States as well as in additional geographies, such as the United Kingdom and Canada, where country-specific compliance requirements may necessitate in-country service delivery.

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

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below. Throughout this discussion unless otherwise noted, our references to the “2014 quarter” and the “2013 quarter” refer to the three months ended March 31, 2014 and 2013, respectively.

Revenue Growth

We provide products and solutions to small, medium and large, multinational corporations as well as to individual consumers. We have a broad product line that has allowed us to grow revenue through software products installed at a customer’s location as well as through cloud-based and software-as-a-service solution delivery. In addition, we have grown our professional services capabilities to enhance our customers’ implementation, training and overall user experience. Our enterprise products, solutions, and services comprised 96% and 94% of our revenue for the 2014 quarter and 2013 quarter, respectively. We continue to serve consumers and small businesses with our CuteFTP software and other consumer products. Our consumer products, while 4% and 6% of total revenue for the 2014 quarter and 2013 quarter, respectively, are recognized brands in the marketplace that we believe continue to have a positive effect on our overall product offerings and corporate franchise.

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

Index

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

We have made and continue to make changes in our business to increase the rate of growth in our revenue across all our product lines. Our license and other revenue except M&S was 38% of our total revenue for the 2014 quarter and 44% of our total revenue for the 2013 quarter. In light of these percentages and as part of our overall revenue growth plan, we are focused on increasing our license revenue both in absolute terms and as a percentage of our total revenue. To achieve these objectives, beginning in the second half of 2013 and continuing into 2014, we have made significant changes in personnel leading our sales and marketing groups.  Under this new leadership, we have:

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

As a complement to these sales and marketing actions, we also made changes in personnel leading our software engineering group.  Under this new leadership, we have revised the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have increased our research and development spending to create and introduce new features, functions and capabilities for our products. For more information, see Comparison of the Statement of Operations for the Three Months Ended March 31, 2014 and 2013.

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

See Comparison of the Statement of Operations for the Three Months Ended March 31, 2014 and 2013, for a discussion of the recurring revenue trends we have experienced.

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

Index

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

	March 31,
	2014	2013
	(thousands)
Amounts we have billed and/or been paid in advance (presented as deferred revenue in our financial statements)	$10,716	$9,832
Amounts we will bill and be paid in the future (will appear in our financial statements when we are paid and/or when we provide the products and services)	309	629
Total ACV	$11,025	$10,461

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

Our ACV related to contracts we have for which we will deliver services, earn revenue, and be paid in future periods decreased in 2014 compared to 2013. This decrease was primarily due to us completing, in periods subsequent to the 2013 quarter, the delivery of services under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

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

Index

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

During the 2014 quarter and the 2013 quarter, we had no infrequent items that made it necessary to prepare a measurement of income and expense excluding infrequent events.  According, no such measurement is presented in this Quarterly Report.

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

During 2013, we modified our computation of Adjusted EBITDA Excluding Infrequent Items to exclude amortization of capitalized software development costs from the amortization amount we add to net income in this calculation. We made that change because amortization of capitalized software development costs is derived from expenditures that are part of our core operating activities related to the development and release of our products. We have recomputed Adjusted EBITDA Excluding Infrequent Items for the 2013 quarter from amounts previously reported for that period to exclude amortization of capitalized software development costs. This change resulted in Adjusted EBITDA Excluding Infrequent Items for the 2013 quarter being $34,000 less than the amount we previously reported for that period.

Index

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Three Months Ended
	March 31,
	2014	2013
Net income (loss)	$534	$517
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	253	183
Interest expense, net	20	47
Depreciation and amortization:
Total depreciation and amortization	141	257
Amortization of capitalized software development costs	(68)	(34)
Stock-based compensation expense	126	192
Adjusted EBITDA	$1,006	$1,162

See the section below comparing our results of operations for the 2014 quarter and the 2013 quarter for discussion of the variances between periods in the components comprising Adjusted EBITDA Excluding Infrequent Items.

Software Products and Services

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

We continue to develop these products and solutions by, for example, improving their speed and responsiveness of performance, providing additional administration flexibility supporting cross-platform implementation with our DMZ Gateway solution, implementing business activity monitoring, and providing additional language support. We have sustained the year-to-year increase in our revenue from these products and solutions as a result of both our ongoing development of this product line that has continued to enhance its appeal in the marketplace and by delivering quality service and support for these products.  We have a renewed focus on our EFT Standard and Enterprise products to ensure that innovation continues with these highly valued products and that the needs of our clients are met in timely and quality fashion.

Index

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

CuteFTP continues to have significant brand recognition in the market.  We released our current CuteFTP Version 9 in 2013 that introduced several notable new features including among others:

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

Wide Area File Services

Our WAFS software provides a file sharing, collaboration, and replication solution over multiple sites. WAFS technology provides enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. A key feature and benefit of WAFS is its byte-level differencing architecture that continually transmits only changed bytes (versus an entire file) thereby allowing rapid update of large files accessed by widely dispersed, multiple users. Our latest WAFS Version 4.3, released in the 2014 quarter, improved the performance of various WAFS features such as file-based filters, accessing folders that contain a large number of files and file copying processes. Other key features of WAFS include:

•	Native file locking,
•	Replication to multiple locations simultaneously
•	Adherence to access control list file permissions
•	Full UTF-8 support.

We have an ongoing product development program to expand the WAFS operating specifications so we can introduce it to a broader spectrum of the marketplace and increase our revenue from this product. We believe WAFS will be competitive in the marketplace for the foreseeable future as a product serving the need for wide area file access and data protection.

Index

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, is a client-server application that allows users to send and receive e-mail attachments of unlimited size easily and transparently without resorting to unapproved and potentially insecure methods such as USB drives or social media sites.  The ability of Mail Express to transmit multi-terabyte and larger attachments, which is well beyond the operation range of typical competing approaches to sending email attachments, means the user is limited only by their available bandwidth when sending files as an email attachment.  Mail Express provides increased benefits for information technology organizations by offering greater visibility into email-based file movement across the enterprise, including robust tracking and auditing. The Mail Express application provides flexible, customer-defined administration privileges to allow e-mail administrators and end users to configure specific parameters for handling e-mail attachments in accordance with corporate policy. Mail Express Version 4, our current version of this product released in 2014, along with previous versions released in 2013, introduced a number of enhancements including:

•	Support of FIPS 140-2 encryption protocols to provide a level of security which, in particular, supports compliance with HIPPA regulations.
•	Improved password and user account administration and control.
•	Up to 100,000 licenses per server instance.
•	Integration with EFT 6.5.
•	More flexible language support to enhance international appeal.
•	A new dashboard allowing additional administrator visibility into all connected clients.

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

Index

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

Solution Perspective and Trends

 The components of our revenues are as follows ($ in thousands):

	Three Months Ended March 31,
	2014		2013

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$4,553	79.5%	$4,506	76.6%
Wide Area File Services	312	5.4%	381	6.5%
Professional Services	237	4.1%	399	6.8%
CuteFTP	247	4.3%	353	6.0%
Other	379	6.6%	240	4.1%
Total Revenue	$5,728	99.9%	$5,879	100.0%

Revenue by Type
License and other revenue except M&S	$2,160	37.7%	$2,596	44.2%
M&S revenue	3,568	62.3%	3,283	55.8%
Total Revenue	$5,728	100.0%	$5,879	100.0%

License and other revenue, excluding M&S revenue, in total for all product lines decreased 16.8% primarily as a result of:

•
Unanticipated delays in introducing to the market certain new product features and functionality related to the EFT product line for which some of our existing and potential customers are awaiting prior to making their next purchase of our products.

•
Lower lead generation during the year ended December 31, 2013 due to new lead generation programs now in place not having been implemented during the early part of that year in a manner that effectively offset the end of previous lead generation programs. This situation had the unintended effect of temporarily slowing the flow of new customer leads from online marketing activities. Since the selling cycle for certain of our products, particularly EFT, can span several months, this lower lead generation in 2013 continued to affect our results in 2014.

Index

We have made and continue to make changes in our business to increase the rate of growth in our revenue across all our product lines. Our license and other revenue except M&S was 38% of our total revenue for the 2014 quarter and 44% of our total revenue for the 2013 quarter. In light of these percentages and as part of our overall revenue growth plan, we are focused on increasing our license revenue both in absolute terms and as a percentage of our total revenue. To achieve these objectives, beginning in the second half of 2013 and continuing into the 2014 quarter, we made significant changes in personnel leading our sales and marketing groups.  Under this new leadership, we have:

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

As a complement to these sales and marketing actions, we also made changes in personnel leading our software engineering group.  Under this new leadership, we have revised the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have increased our research and development spending to create and introduce new features, functions and capabilities for our products. For more information, see Comparison of the Statement of Operations for the Three Months Ended March 31, 2014 and 2013.

In making these changes, our goals include a return to a growth trend in software license revenue from our lead EFT products and solutions.  By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years This pattern of activity can create a compounding effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase. For a more complete discussion of our overall revenue trends and mix among products, services and M&S, see Comparison of the Statement of Operations for the Three Months Ended March 31, 2014 and 2013.

Liquidity and Capital Resources

Our cash and working capital positions were as follows (in thousands):

	March 31, 2014	December 31, 2013
Cash and cash equivalents	$10,687	$9,455
Working capital	2,924	1,824
Working capital plus deferred revenue (non-GAAP presentation)	13,640	12,624

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

Index

We rely on cash and cash flows from operations to fund our operating activities we believe those items will be our principle sources of capital in 2014. Because our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline, our cash flow from operations could also decline.  We plan to expend significant resources in the future for research and development of our products and expansion and enhancement of our sales and marketing activities. If sales decline or if our liquidity is otherwise under duress, we could substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate certain research and development and sales and marketing expenditures.   We may also sell equity or debt securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Cash provided or used by our various activities consisted of the following (in thousands):

	Cash Provided (Used) During the Three Months Ended March 31,
	2014	2013
Operating activities	$1,657	$1,007
Investing activities	(830)	(705)
Financing activities	405	(325)

Our cash provided by operating activities increased during the 2014 quarter compared to the 2013 quarter primarily due to:

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities (excluding the excess tax benefit from share-based compensation), as set forth on our Condensed Consolidated Statements of Cash Flow, increasing from $955,000 in the 2013 quarter to $1.5 million in the 2014 quarter. See the comparison of statement of operations for the 2014 quarter and the 2013 quarter below for a discussion of the changes in the components of these amounts.

•
An excess tax benefit from share-based compensation of $173,000 during the 2014 quarter for which there was no similar benefit during the 2013 quarter. This change was due to an increase in our stock price subsequent to the 2013 quarter that yielded a higher deduction on our federal income tax return related to exercises of non-qualified stock options during the 2014 period than we had estimated we would receive as we recorded share-based compensation expense for those options during their vesting period.

•	Accounts receivable decreasing $251,000 during the 2014 quarter compared to decreasing $139,000 during the 2013 quarter due to enhanced efforts to collect amounts due in accordance with invoice terms.
•
Accrued expenses increasing $42,000 during the 2014 quarter compared to decreasing $353,000 during the 2013 quarter due to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as part of our financial statements.

Offset by

•
Accounts payable increasing $36,000 during the 2014 quarter compared to increasing $115,000 during the 2013 quarter with that lower increase due to the benefits of cash management programs to extend payment terms with our vendors having been substantially realized during the year ended December 31, 2013.

•
Deferred revenue decreasing $84,000 during the 2014 quarter compared to increasing $59,000 during the 2013 quarter with this change primarily due to payments received related to the non-recurring McLane contract during the 2013 quarter for which there was no similar event during the 2014 quarter due to the successful completion of our work under that contract subsequent to the 2013 quarter.

•
Income taxes payable decreasing $157,000 during the 2014 quarter as compared to increasing $84,000 during the 2013 quarter due to variations in our current taxable income for federal income tax purposes that are reflective of our financial results along with variations in the timing and amounts of our estimated tax payments.

Index

 The increased use of cash for investing activities during the 2014 quarter compared to the 2013 quarter was primarily due to:

•
An increase in capitalized software development costs due to enhanced product development programs resulting in a greater number of our software development projects having progressed to a stage of having a detailed program design or working prototype.

Offset by:

•	A $500,000 disbursement in the 2013 quarter to satisfy the payment of part of the TappIn earn-out liability, which is an event that did not occur in the 2014 period.

Financing activities provided cash in the 2014 quarter as compared to using cash in the 2013 quarter primarily due to an increase in cash received from the exercise of stock options as a result of changes in management leadership that resulted in certain former employees exercising their stock options after the end of their employment.

Our primary obligations at March 31, 2014 were:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $10.7 million. Those future services primarily relate to our obligations under maintenance and support contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

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

At March 31, 2014, the total principal balance outstanding under these notes payable was $4 million.

Interest and principal are payable under both notes payable in 60 equal monthly installments aggregating $131,000 each that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

Index

The Loan Agreements contain the following financial covenants:

•
We must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of March 31, 2014, this debt service coverage ratio was 2.17.

•
We must maintain a maximum debt to tangible net worth ratio of 4.00:1. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of March 31, 2014, this debt to tangible net worth ratio was0.41:1.

•	We must maintain liquid assets (cash and marketable securities) of at least $2.2 million. As of March 31, 2014, cash and marketable securities were $10.7 million.

The loan agreements contain customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

Contractual Obligations and Commitments

At March 31, 2014, our contractual obligations and commitments consisted primarily of the following items:

•	Obligations outstanding under the loan agreements described above.

•	Operating leases for our office space.

•	Royalty due third parties, the amount of which is contingent upon sales volumes of certain of our products..

•	Federal income tax payable.

•	Trade accounts payable and accrued liabilities.

We plan to continue to expend significant resources on product development, sales and marketing in future periods which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.

Our contractual obligations at March 31, 2014, other than (1) the TappIn earnout liability described below and (2) trade accounts payable, accrued liabilities, royalties and federal income taxes we incur in the normal course of business consisted of the following:

	Amounts Due for the Period (000's)
	Nine Months Ending December 31,	Fiscal Years
	2014	2015 - 2017	2018 - 2020	Thereafter	Total

Long term debt	$1,053	$2,992	$-	$-	$4,045
Operating leases	354	1,051	463	-	1,868
	$1,407	$4,043	$463	$-	$5,913

TappIn Earnout Liability

Our acquisition of TappIn provides for the possible payment of $4.5 million of contingent consideration remaining as of March 31, 2014, to the former shareholders of TappIn if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. We have concluded the likelihood that those revenue milestones will be achieved to be remote and that the contingent consideration will not have to be paid.  Accordingly, there is no TappIn earn out liability on our balance sheet as of March 31, 2014.

Index

Comparison of the Statement of Operations for the Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014	2013	$ Change

Total revenues	$5,728	$5,879	$(151)
Cost of revenues	204	263	(59)
Selling, general and administrative expenses	4,049	3,850	199
Research and development expenses	527	762	(235)
Depreciation and amortization	141	257	(116)
Total operating expenses	4,921	5,132	(211)
Income from operations	807	747	60
Other income (expense)	(20)	(47)	27
Net income before income taxes	787	700	87
Income tax expense	253	183	70
Net income	$534	$517	$17

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

 The components of our revenues are as follows ($ in thousands):

	Three Months Ended March 31,
	2014		2013

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$4,553	79.5%	$4,506	76.6%
Wide Area File Services	312	5.4%	381	6.5%
Professional Services	237	4.1%	399	6.8%
CuteFTP	247	4.3%	353	6.0%
Other	379	6.6%	240	4.1%
Total Revenue	$5,728	99.9%	$5,879	100.0%

Revenue by Type
License and other revenue except M&S	$2,160	37.7%	$2,596	44.2%
M&S revenue	3,568	62.3%	3,283	55.8%
Total Revenue	$5,728	100.0%	$5,879	100.0%

Index

License and other revenue, excluding M&S revenue, in total for all product lines decreased 16.8% primarily as a result of:

•
Unanticipated delays in introducing to the market certain new product features and functionality related to the EFT product line for which some of our existing and potential customers are awaiting prior to making their next purchase of our products.

•
Lower lead generation during the year ended December 31, 2013 due to new lead generation programs now in place not having been implemented during the early part of that year in a manner that effectively offset the end of previous lead generation programs. This situation had the unintended effect of temporarily slowing the flow of new customer leads from online marketing activities. Since the selling cycle for certain of our products, particularly EFT, can span several months, this lower lead generation in 2013 continued to affect our results in 2014.

We have made and continue to make changes in our business to increase the rate of growth in our revenue across all our product lines. Our license and other revenue except M&S was 38% of our total revenue for the 2014 quarter and 44% of our total revenue for the 2013 quarter. In light of these percentages and as part of our overall revenue growth plan, we are focused on increasing our license revenue both in absolute terms and as a percentage of our total revenue. To achieve these objectives, beginning in the second half of 2013 and continuing into the 2014 quarter, we made significant changes in personnel leading our sales and marketing groups.  Under this new leadership, we have:

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

As a complement to these sales and marketing actions, we also made changes in personnel leading our software engineering group.  Under this new leadership, we have revised the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have increased our research and development spending to create and introduce new features, functions and capabilities for our products. For more information, see Research and Development below.

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

Revenue from our EFT Enterprise and Standard product lines increase 1%. This net increase is a result of a combination of decreased license revenue offset by increased M&S revenue, with both of those changes being due to the reasons discussed above.

The 18.1% decrease in Wide Area File Services, or WAFS, revenue was primarily due to the continuation of our plan, implemented in prior periods, to more selectively sell this product in environments that can be configured to operate within the data transmission volume and stored file size operating specifications of the software which we have found allow customers to effectively use the WAFS product without encountering legacy WAFS issues.  We are continuing development of this product so that it functions effectively and efficiently in additional environments which would allow us to broaden its market opportunities. To that end, we released WAFS Version 4.3 in the 2014 quarter to improve the performance of various WAFS features.

CuteFTP revenue decreased 30.1%. This decrease was primarily a result of the effects of lower lead generation during the year ended December 31, 2013 that had a continuing effect on Cute FTP sales in 2014.

Professional services revenue declined 40.6%. In 2013, we earned a significant portion of this professional services revenue under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We completed the terms of the final option year of the MAT contract in September 2013 such that we did not have this revenue from this source in 2014. We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

Index

M&S revenue in total for all product lines increased 8.7%. M&S revenue as a percent of our total revenue was 62.3% in the 2014 quarter and 55.8% in 2013 quarter. M&S revenue continued its trend over recent years of becoming an increasing percentage of our total revenue.  Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to our ongoing efforts to increase M&S contract renewal rates, the growing installed base of our software products in the marketplace and the decline in software license revenue in recent periods. The installed base growth creates a compounding effect for M&S renewals. This effect is due to the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase. However, if sales of our on-premise, enterprise products were to decrease, then new sales of M&S contracts could decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. We believe an increase in M&S revenue is a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Other revenue increased by 57.9%.  We earn this revenue primarily from our Mail Express, MIX, Hosted EFT Server, and TappIn product and solution sales.  This increase was due to our continued sales and marketing programs designed to increase the penetration of these products in the marketplace.

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our internet bandwidth costs, hosted service expenses supporting delivery of our SaaS and cloud-based subscription solutions, expenses directly associated with professional services delivery and amortization of capitalized software development costs.  Cost of revenues decreased 22.4% primarily due to third party labor costs incurred during the 2013 quarter associated with our delivery of professional services under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program not being incurred in the 2014 quarter due to us completing this work in periods subsequent to the 2013 quarter,

Selling, General and Administrative.  Selling, general, and administrative expenses increased 5.2% primarily due:

•	An increase in marketing expense of $286,000 resulting from our implementation of new and enhanced marketing programs.

Offset by:

•	Decreased legal fees of $86,000 due to reduced litigation activity in the 2014 quarter relative to the 2013 quarter.

Research and Development.  The overall profile of our research and development activities is as follows:

	Three Months Ended March 31,
	2014	2013
R&D expense	$527	$762
Capitalized software development costs	751	171
Total resources expended for R&D	$1,278	$933

Research and development expenses decreased 31% primarily due to:

•
An increase in capitalized software development costs from $171,000 for the 2013 quarter to $751,000 for the 2014 quarter due to enhanced product development programs resulting in a greater number of our software development projects having progressed to a stage of having a detailed program design or working prototype.  Capitalized software development costs are excluded from expenses at the time of capitalization but are included in expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

Offset by:

•
An increase in external research and development of $249,000 for work to upgrade the performance of our WAFS product and to enhance our products to improve their support of secure information transfer, sharing, and replication using mobile devices.

Index

Capitalize software development costs increased due to enhanced product development programs resulting in a greater number of our software development projects having progressed to a stage of having a detailed program design or working prototype.

Total resources expended for R&D set forth above serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether or not our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense and capitalized software development costs individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development cost individually.

Depreciation and Amortization.  Depreciation and amortization expense decreased 45% primarily due to amortization expense relating to the TappIn intangibles in the 2013 quarter for which there was no similar expense in the 2014 quarter due to the TappIn intangible being reduced to zero in periods subsequent to the 2013 quarter.

Other Expense, Net.  Other expense decreased due to lower interest expense resulting from the outstanding principle balance on our notes payable declining as we made the scheduled payments of principle and interest.

Income Taxes.  For the 2014 quarter, we had an income tax benefit at an effective tax rate of 32.1%, which differed from the statutory federal income tax rate of 34% primarily due to

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

Index

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

During the three months ended March 31, 2014, approximately 33.75% of our sales came from customers outside the United States. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

Index

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2013 Form 10-K filed with the Securities and Exchange Commission on March 27, 2014. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

May 13, 2014	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer