Form 10-Q
period 2014-06-30
GLOBALSCAPE INC
filed 2014-08-13
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2014

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

As of August 5, 2014, there were 20,420,746 shares of common stock outstanding.

Index

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2014

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, CuteSendIt®, Mail Express® are registered trademarks of GlobalSCAPE, Inc. are registered trademarks of GlobalSCAPE, Inc.

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

TappIn Secure Share ™, Social Share ™, Now Playing ™, and Enhanced A La Carte Playlist ™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

Other trademarks and trade names in this Annual Report are the property of their respective owners.

Index

Part I. Financial Information

Item 1.  Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,693	$9,455
Accounts receivable (net of allowance for doubtful accounts of $394 and $154 in 2014 and 2013, respectively)	5,624	3,765
Federal income tax receivable	371	113
Current deferred tax asset	138	184
Prepaid expenses	415	349
Total current assets	18,241	13,866

Long term investments	3,153	3,122
Capitalized software development costs, net	2,139	1,028
Deferred tax asset	824	1,476
Goodwill	12,712	12,712
Fixed assets, net	724	744
Other assets	93	144
Total assets	$37,886	$33,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$998	$655
Accrued expenses	1,691	898
Deferred revenue	9,493	9,092
Long term debt, current portion	1,429	1,397
Total current liabilities	13,611	12,042

Deferred revenue, non-current portion	2,646	1,708
Long term debt, non-current portion	2,268	2,989
Other long term liabilities	56	60
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 20,837,727 and 19,592,117 shares issued at June 30, 2014 and December 31, 2013, respectively	21	20
Additional paid-in capital	17,822	15,834
Treasury stock, 403,581 shares, at cost, at June 30, 2014 and December 31, 2013	(1,452)	(1,452)
Retained earnings	2,914	1,891
Total stockholders’ equity	19,305	16,293
Total liabilities and stockholders’ equity	$37,886	$33,092

The accompanying notes are an integral part of these consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Operating Revenues:
Software licenses	$2,495	$1,905	$4,096	$3,863
Maintenance and support	3,697	3,367	7,265	6,650
Professional services	287	426	524	825
Other	207	227	528	467
Total Revenues	6,686	5,925	12,413	11,805
Operating Expenses:
Cost of revenues	197	269	401	533
Selling, general and administrative	4,850	3,796	8,897	7,646
Research and development	689	968	1,215	1,730
Depreciation and amortization	177	264	318	521
Total operating expenses	5,913	5,297	10,831	10,430
Income from operations	773	628	1,582	1,375
Other expense, net	(27)	(43)	(48)	(90)
Income before income taxes	746	585	1,534	1,285
Income tax expense	258	204	511	387
Net income	$488	$381	$1,023	$898
Comprehensive income	$488	$381	$1,023	$898

Net income per common share -
Basic	$0.02	$0.02	$0.05	$0.05
Diluted	$0.02	$0.02	$0.05	$0.05

Weighted average shares outstanding:
Basic	20,071	18,502	19,789	18,473
Diluted	20,622	18,955	20,487	18,920

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at December 31, 2013	19,592,117	$20	$15,834	$(1,452)	$1,891	$16,293

Shares issued upon exercise of stock options	1,165,610	1	2,026	-	-	1,987

Stock-based compensation expense:
Stock options	-	-	183	-	-	183
Restricted stock	80,000	-	73			73

Net decrease in excess tax benefit from stock-based compensation	-	-	(294)	-	-	(254)

Net income	-	-	-	-	1,023	1,023

Balances at June 30, 2014	20,837,727	$21	$17,822	$(1,452)	$2,914	$19,305

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Six Months Ended June 30,
	2014	2013
Operating Activities:
Net income	$1,023	$898
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	240	75
Depreciation and amortization	318	521
Stock-based compensation	256	297
Deferred taxes	697	81
Excess tax deficiency from share-based compensation	294	27
Changes in operating assets and liabilities:
Accounts receivable	(2,099)	(1,524)
Prepaid expenses	(66)	15
Income tax receivable and payable	(551)	(416)
Other assets	51	(62)
Accounts payable	342	160
Accrued expenses	793	(82)
Deferred revenue	1,338	1,206
Other long-term liabilities	(2)	(1)
Net cash provided by operating activities	2,634	1,195
Investing Activities:
Software development costs	(1,284)	(360)
Purchase of property and equipment	(124)	(39)
Purchase of TappIn, Inc. and earnout payments	-	(500)
Interest on long term investments	(32)	(31)
Net cash (used in) investing activities	(1,440)	(930)
Financing Activities:
Proceeds from exercise of stock options	2,026	157
Tax deficiency (benefit) from stock-based compensation	(294)	(27)
Notes payable principle payments	(688)	(662)
Net cash provided by (used in) financing activities	1,044	(532)
Net increase (decrease) in cash	2,238	(267)
Cash at beginning of period	9,455	8,079
Cash at end of period	$11,693	$7,812

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$93	$125
Income taxes	$379	$734

The accompanying notes are an integral part of these consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements
As of June 30, 2014 and For the Six Months Then Ended
(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. and its wholly-owned subsidiary (collectively referred to as the “Company” or “we”) provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. We operate in the "enterprise application integration" and "enterprise file synchronization and sharing" spaces, including the sub-technologies of managed file transfer (MFT), secure content mobility, and collaboration. Our solution portfolio addresses data and information management, movement, security, and accessibility across a broad range of environments.

Our solution portfolio facilitates transmission of critical information between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.

Throughout these notes unless otherwise noted, our references to the 2014 quarter and the 2013 quarter refer to the three months ended June 30, 2014 and 2013, respectively. Our references to the 2014 six months and the 2013 six months refer to the six months ended June 30, 2014 and 2013, respectively.

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

There have been no changes in our significant accounting policies during the 2014 six months compared to the 2013 six months or from those described in our 2013 Form 10-K. Listed below is a condensed version of our significant accounting policies.

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

Our deferred revenue consists primarily of revenue to be earned in the future as we deliver services under M&S agreements. We generally bill our customers for M&S services in advance of our delivery of those services. We record deferred revenue for the portion of those billings for which we have not yet delivered the services. We recognize revenue when we deliver those M&S services.

For our products delivered under a software-as-a-service transaction on a monthly or other periodic subscription basis, we recognize subscription revenue, including initial setup fees, on a monthly basis over the contractual term of the customer contract as we deliver our products and services. We record deferred revenue for the portion of our billings for these services for which we have not yet delivered the services. We recognize revenue when the services are delivered.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements. It is possible that the actual results could differ from these estimates and assumptions which could have a material effect on the reported amounts of the Company’s financial position and results of operation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 entitled Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those gods or services. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2017, and the quarterly periods during that year. We do not expect the amounts or timing of revenue we report in those future periods under this guidance to be materially affected relative to current guidance.

4.	Capitalized Software Development Costs

Our capitalized software development costs profile was as follows: (in thousands):

	June 30,	December 31,
	2014	2013
Gross capitalized cost	$2,513	$1,229
Accumulated amortization	(374)	(201)
Net balance	$2,139	$1,028

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount capitalized	$532	$189	$1,284	$360
Amortization expense	(105)	(189)	(173)	(369)

	Released	Unreleased
	Products	Products
Gross capitalized amount at June 30, 2014	$928	$1,255

Future amortization expense:
Six months ending December 31, 2014	210
Year ending December 31,
2015	392
2016	245
2017	37
Total	$884

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

•
A note payable with an original principal balance of $3 million bearing interest at 4.25% per annum and secured by a certificate of deposit with The Bank of San Antonio of $3 million bearing interest at 2.0% per annum. This certificate of deposit is included in long-term investments on our balance sheet.

At June 30, 2014, the total principal balance outstanding under these notes payable was $3.7 million.

Interest and principal are payable under both notes in 60 equal monthly installments aggregating $131,000 each that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

Scheduled future principal payments under the loan agreements as of June 30, 2014, were as follows ($ in thousands):

Six months ending December 31, 2014	$706
Year ending December 31,
2015	1,462
2016	1,530
Total	$3,698

The Loan Agreements contain the following financial covenants:

•
We must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of June 30, 2014, this debt service coverage ratio was 2.14.

•
We must maintain a debt to tangible net worth ratio of 4.00:1 or less. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of June 30, 2014, this debt to tangible net worth ratio was 0.39:1.

•	We must maintain liquid assets (cash and marketable securities) of at least $2.2 million. As of June 30, 2014, cash and marketable securities were $14.8 million.

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

6.	Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Share-based compensation expense	$130	$105	$256	$297

Index

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	Up to three million shares of common stock may be issued for stock-based incentives including stock options and restricted stock awards.

•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.

•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.

•	Stock options we issue generally become exercisable ratably over a three year period and expire ten years from the date of grant.

Our stock option activity has been as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
			(Years)	(000's)
Outstanding at December 31, 2013	3,117,745	$1.92	4.46	$1,808
Granted	310,500	$2.40
Forfeited	(107,490)	$1.73
Exercised	(1,120,610)	$1.77
Outstanding at June 30, 2014	2,200,145	$2.07	6.32	$1,197

Exercisable at June 30, 2014	1,392,305	$2.09	4.79	$847

Additional information about our stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average fair value of options granted	$1.32	$0.87	$1.30	$0.82
Intrinsic value of options exercised	$653,294	$34	$919,307	$34
Cash received from stock options exercised	$1,067,608	$153,000	$1,986,812	$157,000

Number of options that vested	57,240	71,710	149,320	179,390
Fair value of options that vested	$54,408	$73,319	$147,987	$212,632

Unrecognized compensation expense related to non-vested options at end of year	$704,134	$784,000	$704,134	$784,000
Weighted average years over which non-vested option expense will be recognized	$2.12	$1.82	$2.12	$1.82

Index

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Expected volatility	59%	56%	56%	56%
Expected annual dividend yield	0	0	0	0
Risk free rate of return	1.88%	1.34%	1.94%	1.24%
Expected option term (years)	6.00	6.00	6.00	6.00

We did not issue any restricted stock awards under this plan during the 2014 six months or the 2013 six months. As of June 30, 2014, stock-based incentives for up to 1,128,030 shares remained available for issuance in the future under the plan.

Restricted Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan provides for the issuance of either stock options or restricted stock awards for up to 500,000 shares of our common stock. Provisions of this plan include the following:

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

Our restricted stock awards profile as of June 30, 2014 and activity for the six months then ended was as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2013	80,000	$1.65
Shares granted with restrictions	80,000	$2.32
Shares vested and restrictions removed	(80,000)		$189,600
Restricted Shares Outstanding at June 30, 2014	80,000	$2.32

Shares remaining available under the plan for future issuance	68,500

Unrecognized compensation expense for non-vested shares as of June 30, 2014:
Expense to be recognized in future periods	$170,133
Weighted average number of months over which expense is expected to be recognized	11.0

7.	TappIn Earnout Liability

Our acquisition of TappIn provides for the possible payment of $4.5 million of contingent consideration remaining as of June 30, 2014, to the former shareholders of TappIn if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. We have concluded the likelihood that those revenue milestones will be achieved and that the contingent consideration will have to be paid both to be remote.  Accordingly, there is no TappIn earn out liability on our balance sheet as of June 30, 2014.

Index

8.	Income Taxes

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income tax expense (benefit) at federal statutory rate	$254	$199	$522	$437

Increase (decrease) in taxes resulting from:
Research and development tax credit	-	(10)	-	(73)
Domestic production activities deduction	7	(25)	(10)	(34)
State taxes, net of federal benefit	12	22	9	32
Other	(15)	18	(10)	25
Income tax expense (benefit) per the statement of operations	$258	$204	$511	$387

The research and experimentation tax credit, or R&D tax credit, has not been enacted by legislation for 2014. Accordingly our financial statements for 2014 do not include any effects of an R&D tax credit.

As of June 30, 2014, we had federal income tax net operating loss carry forwards of $1.1 million available to offset future federal taxable income, if any. These carry forwards expire in 2030 and 2031.

We have a deferred tax asset of $1.1 million related to the capital loss carry forward resulting from the reduction to zero of our investments in, and notes receivable from, CoreTrace Corporation in 2012. We can realize this capital loss carry forward deferred tax asset to the extent we have capital gains in future periods against which this capital loss can be deducted. We believe it uncertain that we will have sufficient capital gains in the future to support this deduction which indicates it is not more-likely-than-not that we will realize this deferred tax asset. Accordingly, we have recorded a valuation allowance of $1.1 million for this capital loss carry forward deferred tax asset.

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

Our tax years of 2008 through 2013 remain subject to review by the Internal Revenue Service.

9.	Earnings per Common Share

Earnings per share for the periods indicated was as follows (in thousands except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$488	$381	$1,023	$898

Weighted average shares outstanding - basic	20,071	18,502	19,789	18,473
Stock options	551	453	698	447
Weighted average shares outstanding - diluted	20,622	18,955	20,487	18,920

Net (loss) income per common share - basic	$0.02	$0.02	$0.05	$0.05
Net (loss) income per common share - diluted	$0.02	$0.02	$0.05	$0.05

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

In the following discussion, our references to the 2014 quarter and the 2013 quarter refer to the three months ended June 30, 2014 and 2013, respectively. Our references to the 2014 six month period and the 2013 six month period refer to the six months ended June 30, 2014 and 2013, respectively.

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

We believe we are well-positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed locations, or outside the user’s firewall to business and trading partners, including network-enabled mobile devices. Our solution portfolio addresses data and information management, movement, security and accessibility across a broad range of environments encompassing data and information in motion (for example, with traditional Managed File Transfer, or MFT, solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices).

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

Our solutions facilitate compliance with government regulations and industry standards relating to the protection of information while allowing users to reduce IT costs, increase efficiency, track and audit transactions, and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration and continuous data backup and recovery to our customers.

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

We have also developed Wide-Area File Services, or WAFS, software which uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, which allows users to access their data at higher speeds than possible with alternate approaches. We believe this technology enables collaboration at greater efficiency levels than solutions available from our competitors or with native operating system connectivity.

Index

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

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2014, we were named one of the best places to work in the information technologies small business category by Computerworld for the third time.
•	In 2013, we were named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers for the third year in a row.
•	In 2013, we were listed in the highest ranking category of “Champion” in Info-Tech Research Group’s Vendor Landscape Report for managed file transfer for the second year in a row.
•	In 2013, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the fourth year in a row, ranking us #13 in the medium size category.
•	In 2013, the San Antonio Business Journal recognized us for fast growth in revenue for the second consecutive year.

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below.

Revenue Growth

We provide products and solutions to small, medium and large, multinational corporations as well as to individual consumers. We have a broad product line that has allowed us to grow revenue through software products installed at a customer’s location as well as through cloud-based and software-as-a-service solution delivery. We have grown our professional services capabilities to enhance our customers’ implementation, training and overall user experience. Sales of our enterprise products, solutions, and services comprise a substantial majority of our revenue. While our CuteFTP software and other consumer products are a relatively minor component of our overall revenue, they are recognized brands in the marketplace that we believe continue to have a positive effect on our overall product offerings and corporate franchise.

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

Similarly, we believe market adoption of secure content mobility solutions, such as those provided by our TappIn solutions, will increase in future periods as use of personal computing devices, such as smart phones and tablets, continues to grow exponentially and as businesses increasingly embrace the rapidly increasing use of mobile devices, including “Bring Your Own Device”, or BYOD, operating models. In order to capitalize on this trend, our future emphasis will be on merging the TappIn technology and functionality with our existing enterprise capabilities to create a secure enterprise content mobility solution.  We believe offering the TappIn technology through this integration will maximize the return on our investment in this product line.

We have made and continue to make changes in our business to increase the rate of growth in our revenue across all our product lines. Our license and other revenue except M&S was 45% and 43% of our total revenue for the 2014 quarter and 2013 quarter, respectively, and 42% and 44% of our total revenue for the 2014 six months and 2013 six months, respectively. In light of these percentages and as part of our overall revenue growth plan, we are focused on increasing our license revenue both in absolute terms and as a percentage of our total revenue. To achieve these objectives, we have made and continue to make ongoing changes in our sales and marketing activities, including:

• Increasing sales staff headcount.
• Reconfiguring the organization of our sales group to enhance its industry and geographic focus.
• Implementing new sales and marketing campaigns.
• Administering enhanced sales training programs.
• Using third party search engine optimization experts to redirect our efforts in that area.
• Ongoing campaigns to engage and leverage the resources of additional third-party resellers.

As a complement to these sales and marketing actions, we have continued to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have increased our research and development spending to create and introduce new features, functions and capabilities for our products. For more information, see Comparison of the Statement of Operations for the Three Months Ended June 30, 2014 and 2013and Comparison of the Statement of Operations for the Six Months Ended June 30, 2014 and 2013.

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

See Comparison of the Statement of Operations for the Three Months Ended June 30, 2014 and 2013, and Comparison of the Statement of Operations for the Six Months Ended June 30, 2014 and 2013 for a discussion of the recurring revenue trends we have experienced.

Index

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

ACV is not a measure of financial performance under GAAP and should not be considered a substitute for deferred revenue. However, we believe it is a meaningful measure of the success of our current selling efforts, specifically with regard to our products we sell as a subscription service and our professional services under contracts for future delivery of those services, because the completion of the selling efforts for those products can precede, sometimes by several quarters, the recognition of revenue from those sales due to such revenue being recognized in future periods as those services are delivered.  Accordingly, we use this metric to assess the effectiveness of current sales and business development activities and how that effectiveness will factor into future revenue. ACV, together with recurring revenue and deferred revenue trends, provides greater insight into how bookings will factor into revenue over specific periods. We determine ACV related to contracts for future delivery of our products and services as follows (in thousands):

	June 30,
	2014	2013
Amounts we have billed and/or been paid in advance (presented as deferred revenue in our financial statements)	$12,139	$10,979
Amounts we will bill and be paid in the future (will appear in our financial statements when we are paid and/or when we provide the products and services)	151	538
Total ACV	$12,290	$11,517

The deferred revenue amounts in the table above appear on our balance sheet as follows (in thousands):

	June 30,
	2014	2013
Deferred revenue, current portion	$9,493	$9,402
Deferred revenue, non-current portion	2,646	1,577
Total deferred revenue	$12,139	$10,979

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

Index

Our ACV related to contracts for which we will deliver services, earn revenue, and be paid in future periods increased in 2014 compared to 2013. This increase was primarily due to continued growth of M&S sales from which we will earn revenue in future periods. Substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years. This pattern of activity can create a compounding effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase.

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

During the 2014 quarter, the 2013 quarter, the 2014 six months and the 2013 six months, we had no infrequent items that made it necessary to prepare a measurement of income and expense excluding infrequent events.  According, no such measurement is presented in this Quarterly Report.

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

Index

During 2013, we modified our computation of Adjusted EBITDA Excluding Infrequent Items to exclude amortization of capitalized software development costs from the amortization amount we add to net income in this calculation. We made that change because amortization of capitalized software development costs is derived from expenditures that are part of our core operating activities related to the development and release of our products. We have recomputed Adjusted EBITDA Excluding Infrequent Items for the 2013 quarter and the 2013 six months from amounts previously reported for that period to exclude amortization of capitalized software development costs. This change resulted in Adjusted EBITDA Excluding Infrequent Items for the 2013 quarter and the 2013 six months being $189,000 and $369,000 less, respectively, than the amount we previously reported for that period.

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$488	$381	$1,023	$898
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	258	204	511	387
Interest expense, net	27	43	47	90
Depreciation and amortization:
Total depreciation and amortization	177	264	318	521
Amortization of capitalized software development costs	(105)	(189)	(173)	(369)
Stock-based compensation expense	130	105	256	297
Adjusted EBITDA	$975	$808	$1,982	$1,824

See Comparison of the Statement of Operations for the Three Months Ended June 30, 2014 and 2013 and Comparison of the Statement of Operations for the Six Months Ended June 30, 2014 and 2013 for discussion of the variances between periods in the components comprising Adjusted EBITDA Excluding Infrequent Items.

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

EFT Standard and Enterprise Editions

We earn most of our software license revenue from sales of our suite of EFT products and solutions. These “server side” solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide small and medium-sized businesses, or SMB’s, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. In July 2014, we released Version 7 of our EFT platform which added several enhancements and capabilities including, among others:

•	Active-active high availability, or HA, which maximizes uptime and performance of critical information technology systems.
•	Enhanced compatibility of WTC file transfers through HTML5 support in addition to the existing Java Runtime Environment
•	Increased scalability and business continuity with more flexible, uninterrupted file transfer service
•	Improved facilitation of PCI DSS version 3.0 compliance with updates to security components, such as PGP and AS2.

Index

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

Cloud-Based MFT

We have agreements with Rackspace Hosting, Inc. and PEER 1 Hosting under which we deliver cloud-based, managed file transfer solutions (MIX, Hosted Mail Express, and Hosted EFT) for the secure exchange of business-to-business data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security. Our cloud services capabilities are available in the United States, Canada and in Europe. We meet country-specific compliance requirements in the UK and Canada which can necessitate in-country delivery of the services.

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

CuteFTP continues to have significant brand recognition in the market.  Our current CuteFTP Version 9 introduced several notable new features including:

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

Wide Area File Services

Our WAFS software provides a file sharing, collaboration, and replication solution over multiple sites. WAFS technology provides enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. A key feature and benefit of WAFS is its byte-level differencing architecture that continually transmits only changed bytes (versus an entire file) thereby allowing rapid update of large files accessed by widely dispersed, multiple users. Our latest WAFS Version 4.3, released in April 2014, improved the performance of various WAFS features such as file-based filters, accessing folders that contain a large number of files and file copying processes. Other key features of WAFS include:

•	Native file locking,
•	Replication to multiple locations simultaneously
•	Adherence to access control list file permissions
•	Full UTF-8 support.

We have an ongoing product development program to expand the WAFS operating specifications so we can introduce it to a broader spectrum of the marketplace and increase our revenue from this product.

Index

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, is a client-server application that allows users to send and receive e-mail attachments of unlimited size easily and transparently without resorting to unapproved and potentially insecure methods such as USB drives or social media sites.  The ability of Mail Express to transmit multi-terabyte and larger attachments, which is well beyond the operation range of typical competing approaches to sending email attachments, means the user is limited only by the available bandwidth when sending files as an email attachment.  Mail Express provides increased benefits for information technology organizations by offering greater visibility into email-based file movement across the enterprise, including robust tracking and auditing. The Mail Express application provides flexible, customer-defined administration privileges to allow e-mail administrators and end users to configure specific parameters for handling e-mail attachments in accordance with corporate policy. Mail Express Version 4.04, our current version of this product released jointly with EFT 7.0 in July 2014, provides a number of notable features including:

•	Support of FIPS 140-2 encryption protocols to provide a level of security which, in particular, supports compliance with HIPPA regulations.
•	Improved password and user account administration and control.
•	Up to 100,000 licenses per server instance.
•	Flexibility to integrate with the EFT product suite or deploy as a stand-alone application.
•	Flexible language support to enhance international appeal.
•	A dashboard allowing additional administrator visibility into all connected clients.
•	Updated integration with EFT 7.0.

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

We believe secure content mobility is a rapidly emerging, central feature of the markets we serve. We believe growth in smartphone and tablet sales and adoption, combined with rapid growth in retained content and BYOD expectations, potentially will drive strong revenue growth in this market segment particularly in the enterprise space. In order to capitalize on these trends, our future emphasis will be on merging the TappIn technology and functionality with our existing enterprise capabilities to create a secure enterprise content mobility solution.

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

Solution Perspective and Trends

 The components of our revenues are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		% of Total		% of Total		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$5,440	81.4%	$4,690	79.2%	$9,994	80.5%	$9,195	77.9%
Wide Area File Services	450	6.7%	287	4.8%	762	6.1%	668	5.7%
Professional Services	287	4.3%	426	7.2%	524	4.2%	825	7.0%
CuteFTP	228	3.4%	296	5.0%	474	3.8%	649	5.5%
Other	281	4.2%	226	3.8%	659	5.4%	468	3.9%
Total Revenue	$6,686	100%	$5,925	100%	$12,413	100.0%	$11,805	100.0%

Revenue by Type
License and other revenue except M&S	$2,989	44.7%	$2,558	43.2%	$5,148	41.5%	$5,155	43.7%
M&S revenue	3,697	55.3%	3,367	56.8%	7,265	58.5%	6,650	56.3%
Total Revenue	$6,686	100.0%	$5,925	100.0%	$12,413	100.0%	$11,805	100.0%

For the 2014 quarter compared to the 2013 quarter, our total revenue, license revenue except M&S and M&S revenue increased 13%, 17% and 10%, respectively. For the 2014 six months compared to the 2013 six months, our total revenue and M&S revenue increased 5% and 9% respectively and our license revenue except M&S remained substantially the same between those periods.

Our license and other revenue except M&S was 42% of our total revenue for the 2014 six months. That percentage increased to 45% for the 2014 quarter portion of that period.

These trends resulted from changes we have made and continue to make in our business to increase the rate of growth in our revenue across all our product lines. With respect to our sales and marketing activities, those changes have included:

• Increasing sales staff headcount.
• Reconfiguring the organization of our sales group to enhance its industry and geographic focus.
• Implementing new sales and marketing campaigns.
•  Introducing new lead generation programs to provide our sales team more opportunities for pro-active selling activities.
• Administering enhanced sales training programs.
• Using third party search engine optimization experts to redirect our efforts in that area.
• Ongoing campaigns to engage and leverage the resources of additional third-party resellers.

Index

As a complement to these sales and marketing actions, we have continued to enhance our software engineering group to optimize the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have increased our research and development spending to create and introduce new features, functions and capabilities for our products.

While we are focused on increasing the rate of growth of all revenue, we are particularly focused on increasing our license and other revenue except M&S both in absolute terms and as a percentage of our total revenue. In particular, our goals include continuing a return to a growth trend in software license revenue from our lead EFT products and solutions.  By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years. This pattern of activity can create a compounding effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase.

For a more complete discussion of our overall revenue trends and mix among products, services and M&S, see Comparison of the Statement of Operations for the Three Months Ended June 30, 2014 and 2013 and Comparison of the Statement of Operations for the Six Months Ended June 30, 2014 and 2013.

Liquidity and Capital Resources

Our cash and working capital positions were as follows (in thousands):

	June 30, 2014	December 31, 2013
Cash and cash equivalents	$11,693	$9,455
Working capital	4,630	1,824
Working capital plus deferred revenue (non-GAAP presentation)	16,769	12,624

Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability. Working capital plus deferred revenue is not a measure of financial position under GAAP, has limitations as an analytical tool and when assessing our financial position, and should not be considered a substitute for working capital computed in accordance with GAAP.

Our capital requirements principally relate to our need to fund our ongoing operating expenditures, which are primarily related to employee salaries and benefits. We make these expenditures to enhance our existing products, develop new products, sell those products in the marketplace and support our customers after the sale.

We rely on cash and cash flows from operations to fund our operating activities and believe those items will be our principal sources of capital for the foreseeable future. Because our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline, our cash flow from operations could also decline.  We plan to expend significant resources in the future for research and development of our products and expansion and enhancement of our sales and marketing activities. If sales decline or if our liquidity is otherwise under duress, we could substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate certain research and development and sales and marketing expenditures.   We may also sell equity or debt securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Index

Cash provided or used by our various activities consisted of the following (in thousands):

	Cash Provided (Used) During the Six Months Ended June 30,
	2014	2013
Operating activities	$2,633	$1,195
Investing activities	(1,440)	(930)
Financing activities	1,045	(532)

Our cash provided by operating activities increased during the 2014 quarter compared to the 2013 quarter primarily due to:

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Condensed Consolidated Statements of Cash Flow, increasing from $1.9  million in the 2013 period to $2.8 million in the 2014 period. See the section below under Comparison of the Statement of Operations for the Six Months Ended June 30, 2014 and 2013 for a discussion of the changes in the components of these amounts.

•
Accounts payable increasing $342,000 in the 2014 period compared to increasing $160,000 in the 2013 period and primarily due to a combination of higher operating expenses and ongoing cash management programs to extend payment terms with our vendors.

•
Accrued expenses increasing $793,000 during the 2014 period compared to decreasing $82,000 during the 2013 period primarily due to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as part of our financial statements.

•
Deferred revenue increasing $1.3 million during the 2014 period compared to increasing $1.2 million during the 2013 period primarily due to increased M&S sales for which we collect cash at the beginning of the period over which we provide M&S services to our customers.

Offset by

•
Accounts receivable increasing $2.1 million in the 2014 period compared to increasing $1.5 million in the 2013 period primarily due to an increase in sales in the 2014 period compared to the 2013 period.

•
Prepaid expenses increasing $66,000 in the 2014 period compared to decreasing $15,000 in the 2013 period with the increase primarily due to prepayments to certain vendors for their services supporting our enhanced sales and marketing activities.

 The increased use of cash for investing activities during the 2014 period compared to the 2013 period was primarily due to:

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

Financing activities provided cash in the 2014 period as compared to using cash in the 2013 period primarily due to an increase in cash received from the exercise of stock options as a result of changes in management leadership that resulted in certain former employees exercising their stock options after the end of their employment.

Index

Our primary obligations at June 30, 2014 were:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $12.2 million. Those future services primarily relate to our obligations under M&S contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

•	Notes payable to a bank of $3.7 million (see discussion below under Loan Agreements).
•	Trade accounts payable, accrued liabilities, obligations under operating leases and amounts due third parties under royalty agreements all incurred in the normal course of business.

Loan Agreements

In December 2011, we borrowed $7 million under loan agreements with The Bank of San Antonio to fund a portion of the purchase price of TappIn. These loan agreements provide for the following notes payable:

•	A note payable with an original principal balance of $4 million bearing interest at 4.75% per annum and secured by substantially all of our assets.
•
A note payable with an original principal balance of $3 million bearing interest at 4.25% per annum and secured by a certificate of deposit with The Bank of San Antonio of $3 million bearing interest at 2.0% per annum. This certificate of deposit is included in long-term investments on our balance sheet.

At June 30, 2014, the total principal balance outstanding under these notes payable was $3.7 million.

Interest and principal are payable under both notes in 60 equal monthly installments aggregating $131,000 each that will fully amortize the notes as of their December 2, 2016 maturity date. The loans may be prepaid at any time without premium or penalty.

The Loan Agreements contain the following financial covenants:

•
We must maintain a debt service coverage ratio of at least 1.25. This ratio is defined in the loan agreements as (1) net income plus depreciation, interest and non-cash charges divided by (2) the sum of the current portion of long-term debt plus interest expense. As of June 30, 2014, this debt service coverage ratio was 2.14.

•
We must maintain a debt to tangible net worth ratio of 4.00:1 or less. This ratio is defined in the loan agreements as (1) total liabilities less deferred revenues divided by (2) total assets, excluding intangible assets, minus total liabilities, excluding deferred revenues. As of June 30, 2014, this debt to tangible net worth ratio was 0.39:1.

•	We must maintain liquid assets (cash and marketable securities) of at least $2.2 million. As of June 30, 2014, cash and marketable securities were $14.8 million.

The loan agreements contain customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

Contractual Obligations and Commitments

At June 30, 2014, our contractual obligations and commitments consisted primarily of the following items:

•	Obligations outstanding under the loan agreements described above.
•	Operating leases for our office space.
•	Royalty due third parties, the amount of which is contingent upon sales volumes of certain of our products.
•	Federal income tax payable.
•	Trade accounts payable and accrued liabilities.

Index

We plan to continue to expend significant resources on product development, sales and marketing in future periods which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.

Our contractual obligations at June 30, 2014, other than (1) the TappIn earnout liability described below and (2) trade accounts payable, accrued liabilities, royalties and federal income taxes we incur in the normal course of business consisted of the following:

	Amounts Due for the Period (000's)
	Six Months Ending December 31,	Fiscal Years
	2014	2015 - 2017	2018 - 2020	Thereafter	Total

Long term debt	$706	$2,992	$-	$-	$3,698
Operating leases	175	1,077	390	-	1,642
	$881	$4,069	$390	$-	$5,340

TappIn Earnout Liability

Our acquisition of TappIn provides for the possible payment of $4.5 million of contingent consideration remaining as of June 30, 2014, to the former shareholders of TappIn if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. We have concluded the likelihood that those revenue milestones will be achieved to be remote and that the contingent consideration will not have to be paid.  Accordingly, there is no TappIn earn out liability on our balance sheet as of June 30, 2014.

Comparison of the Statement of Operations for the Three Months Ended June 30, 2014 and 2013

	Three Months Ended June 30,
	2014	2013	$ Change
	(Thousands)
Total revenues	$6,686	$5,925	$761
Cost of revenues	197	269	(72)
Selling, general and administrative expenses	4,850	3,796	1,054
Research and development expenses	689	968	(279)
Depreciation and amortization	177	264	(87)
Total operating expenses	5,913	5,297	616
Income from operations	773	628	145
Other income (expense)	(27)	(43)	16
Net income before income taxes	746	585	161
Income tax expense	258	204	54
Net income	$488	$381	$107

Revenue. We derive our revenue primarily from the following activities:

•
Software license revenue, which results from sales of our EFT suite of products and modules, CuteFTP, Mail Express and WAFS products and solutions, which we typically recognize at the time of product shipment.

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

Index

 The components of our revenues were as follows ($ in thousands):

	Three Months Ended June 30,
	2014		2013
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$5,440	81%	$4,690	79%
Wide Area File Services	450	7%	287	5%
Professional Services	287	4%	426	7%
CuteFTP	228	3%	296	5%
Other	281	4%	226	4%
Total Revenue	$6,686	100%	$5,925	100%

Revenue by Type
License and other revenue except M&S	$2,989	45%	$2,558	43%
M&S revenue	3,697	55%	3,367	57%
Total Revenue	$6,686	100%	$5,925	100%

Our total revenue, license revenue except M&S and M&S revenue increased 13%, 17% and 10%, respectively. Our license and other revenue except M&S was 45% of our total revenue for the 2014 quarter compared to 43% of our total revenue for the 2013 quarter.

These trends resulted from changes we have made and continue to make in our business to increase the rate of growth in our revenue across all our product lines. With respect to our sales and marketing activities, those changes have included:

• Increasing sales staff headcount.
• Reconfiguring the organization of our sales group to enhance its industry and geographic focus.
• Implementing new sales and marketing campaigns.
•  Introducing new lead generation programs to provide our sales team more opportunities for pro-active selling activities.
• Administering enhanced sales training programs.
• Using third party search engine optimization experts to redirect our efforts in that area.
• Ongoing campaigns to engage and leverage the resources of additional third-party resellers.

As a complement to these sales and marketing actions, we have continued to enhance our software engineering group  to optimize the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have increased our research and development spending to create and introduce new features, functions and capabilities for our products.

While we are focused on increasing the rate of growth of all revenue, we are particularly focused on increasing our license and other revenue except M&S both in absolute terms and as a percentage of our total revenue. In particular, our goals include continuing a return to a growth trend in software license revenue from our lead EFT products and solutions.  By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years. This pattern of activity can create a compounding effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase.

Index

Revenue from our EFT suite of products and modules increased 16%. This increase resulted from the sales and marketing and software engineering initiatives described above.

The 57% increase in Wide Area File Services, or WAFS, revenue was primarily due to ongoing improvements we made and continue to make to this product to support it functioning more effectively and efficiently across a broader range of environments. These improvements have resulted in customers being able to use the WAFS product without encountering many of the legacy WAFS issues that were previously experienced. These improvements were included in WAFS Version 4.3 that we released in April 2014.

CuteFTP revenue decreased 23%. This decrease was primarily a result of our decision to focus most of our attention and resources on the EFT and WAFS product lines which we believe have a higher potential for future growth.

Professional services revenue declined 33%. In the 2013 quarter, we earned a significant portion of our professional services revenue under a contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We completed the terms of the final option year of the MAT contract in September 2013 such that we did not have this revenue from this source in the 2014 quarter. We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

M&S revenue in total for all product lines increased 10%. M&S revenue as a percent of our total revenue was 55% in the 2014 quarter and 57% in 2013 quarter. The decrease in M&S revenue as a percent of total revenue reversed a trend in recent periods of M&S revenue becoming an increasing percentage of our total revenue. This decrease in M&S revenue as a percent of total revenue resulted from our focus on increasing our license and other revenue as described above. The amount of M&S revenue continued to grow primarily due to our ongoing efforts to increase M&S contract renewal rates and the growing installed base of our software products in the marketplace. The installed base growth creates a compounding effect for M&S renewals. This effect is due to the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase. However, if sales of our on-premise, enterprise products were to decrease, then new sales of M&S contracts could decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. We believe an increase in M&S revenue is a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Other revenue increased by 24%.  We earn this revenue primarily from our Mail Express, MIX, Hosted EFT Server, and TappIn product and solution sales.  This increase was due to our continued sales and marketing programs designed to increase the penetration of these products in the marketplace. In particular, we released Mail Express Version 4 in February 2014 which was a driver of this growth.

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our internet bandwidth costs, hosted service expenses supporting delivery of our SaaS and cloud-based subscription solutions, expenses directly associated with professional services delivery and amortization of capitalized software development costs.  Cost of revenues decreased 27% primarily due to third party labor costs incurred during the 2013 quarter associated with our delivery of professional services under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program not being incurred in the 2014 quarter due to us completing this work in periods subsequent to the 2013 quarter,

Selling, General and Administrative.  Selling, general, and administrative expenses increased 28% primarily due to the new and enhanced sales and marketing initiatives described above in the discussion of our revenue trends. In particular, we increased our expenditures in the areas of sales lead generation and recruitment and enrollment of third-party resellers.

Research and Development.  The overall profile of our research and development activities was as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
R&D expense	$689	$968
Capitalized software development costs	532	189
Total resources expended for R&D (non-GAAP measurement)	$1,221	$1,157

Index

Research and development expenses decreased 29% primarily due to:

•
A $343,000 increase in capitalized software development costs due to enhanced product development programs resulting in a greater number of our software development projects having progressed to a stage of having a detailed program design or working prototype.  Capitalized software development costs are excluded from expenses at the time of capitalization but are included in expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

Offset by:

•
A $170,000 increase in salaries and wages and research and development by third-parties primarily to support the ongoing development of our EFT products and to upgrade the performance of our WAFS product.

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

Depreciation and Amortization.  Depreciation and amortization expense decreased 33% primarily due to amortization expense relating to the TappIn intangibles in the 2013 quarter for which there was no similar expense in the 2014 quarter due to the TappIn intangible being reduced to zero in periods subsequent to the 2013 quarter.

Other Expense, Net.  Other expense decreased due to lower interest expense resulting from the outstanding principle balance on our notes payable declining as we made the scheduled payments of principle and interest.

Income Taxes.  For the 2014 quarter, our effective tax rate of 34% was substantially equivalent to the federal statutory tax rate. Items we consider that influence our effective tax rate relative to the federal statutory tax rate include:

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements.

For the 2013 quarter, our effective income tax rate of 35% differed from a federal statutory rate of 34% primarily due to:

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

The research and experimentation tax credit, or R&D tax credit, has not been enacted by legislation for 2014. Accordingly our financial statements for the 2014 quarter do not include any effects of an R&D tax credit.

Index

Comparison of the Statement of Operations for the Six Months Ended June 30, 2014 and 2013

	Six Months Ended June 30,
	2014	2013	$ Change
	(thousands)
Total revenues	$12,413	$11,805	$608
Cost of revenues	401	533	(132)
Selling, general and administrative expenses	8,897	7,646	1,251
Research and development expenses	1,215	1,730	(515)
Depreciation and amortization	318	521	(203)
Total operating expenses	10,831	10,430	401
Income from operations	1,582	1,375	207
Other income (expense)	(48)	(90)	42
Net income before income taxes	1,534	1,285	249
Income tax expense	511	387	124
Net income	$1,023	$898	$125

 Revenue. We derive our revenue primarily from the following activities:

•
Software license revenue, which results from sales of our EFT suite of products and modules, CuteFTP, Mail Express and WAFS products and solutions, which we typically recognize at the time of product shipment.

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

 The components of our revenues were as follows ($ in thousands):

	Six Months Ended June 30,
	2014		2013
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$9,994	81%	$9,195	78%
Wide Area File Services	762	6%	668	6%
Professional Services	524	4%	825	7%
CuteFTP	474	4%	649	6%
Other	659	5%	468	4%
Total Revenue	$12,413	100%	$11,805	100%

Revenue by Type
License and other revenue except M&S	$5,148	42%	$5,155	44%
M&S revenue	7,265	59%	6,650	56%
Total Revenue	$12,413	100%	$11,805	100%

Index

Our total revenue and M&S revenue increased 5% and 9%, respectively, and our license and other revenue except M&S remained substantially the same between periods. While our license and other revenue except M&S was 42% of our total revenue for the 2014 period compared to 44% of our total revenue for the 2013 period, our license and other revenue except M&S increased as a percentage of total revenue during the second half of the 2014 period such that it was 45% of our total revenue for the 2014 quarter compared to 43% of our total revenue for the 2013 quarter.

These trends resulted from changes we have made and continue to make in our business to increase the rate of growth in our revenue across all our product lines. With respect to our sales and marketing activities, those changes have included:

• Increasing sales staff headcount.
• Reconfiguring the organization of our sales group to enhance its industry and geographic focus.
• Implementing new sales and marketing campaigns.
•  Introducing new lead generation programs to provide our sales team more opportunities for pro-active selling activities.
• Administering enhanced sales training programs.
• Using third party search engine optimization experts to redirect our efforts in that area.
• Ongoing campaigns to engage and leverage the resources of additional third-party resellers.

As a complement to these sales and marketing actions, we have continued to enhance our software engineering group  to optimize the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have increased our research and development spending to create and introduce new features, functions and capabilities for our products.

While we are focused on increasing the rate of growth of all revenue, we are particularly focused on increasing our license and other revenue except M&S both in absolute terms and as a percentage of our total revenue. In particular, our goals include continuing a return to a growth trend in software license revenue from our lead EFT products and solutions.  By renewing the growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years. This pattern of activity can create a compounding effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase.

Revenue from our EFT suite of products and modules increased 9%. This increase resulted from the sales and marketing and software engineering initiatives described above.

The 14% increase in Wide Area File Services, or WAFS, revenue was primarily due to ongoing improvements we made and continue to make to this product to support it functioning more effectively and efficiently across a broader range of environments. These improvements have resulted in customers being able to use the WAFS product without encountering many of the legacy WAFS issues that were previously experienced. These improvements were included in WAFS Version 4.3 that we released in April 2014.

CuteFTP revenue decreased 27%. This decrease was primarily a result of our decision to focus most of our attention and resources on the EFT and WAFS product lines which we believe have a higher potential for future growth.

Professional services revenue declined 36%. In the 2013 six months, we earned a significant portion of this professional services revenue under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We completed the terms of the final option year of the MAT contract in September 2013 such that we did not have this revenue from this source in the 2014 quarter. We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

Index

M&S revenue in total for all product lines increased 9%.  M&S revenue as a percent of our total revenue was 59% in the 2014 six months and 56% in 2013 six months. M&S revenue continued its trend over recent years of becoming an increasing percentage of our total revenue although this trend began to reverse during the three months ended June 30, 2014, as compared to the three months ended June 30, 2014, as described above under Comparison of the Statement of Operations for the Three Months Ended June 30, 2014 and 2013.  Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to our ongoing efforts to increase M&S contract renewal rates, the growing installed base of our software products in the marketplace and the decline in software license revenue in recent periods. The installed base growth creates a compounding effect for M&S renewals. This effect is due to the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase. However, if sales of our on-premise, enterprise products were to decrease, then new sales of M&S contracts could decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. We believe an increase in M&S revenue is a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Other revenue increased by 41%.  We earn this revenue primarily from our Mail Express, MIX, Hosted EFT Server, and TappIn product and solution sales.  This increase was due to our continued sales and marketing programs designed to increase the penetration of these products in the marketplace. In particular, we released Mail Express Version 4 in February 2014 which was a driver of this growth.

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our internet bandwidth costs, hosted service expenses supporting delivery of our SaaS and cloud-based subscription solutions, expenses directly associated with professional services delivery and amortization of capitalized software development costs.  Cost of revenues decreased 25% primarily due to third party labor costs incurred during the 2013 six months associated with our delivery of professional services under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program not being incurred in the 2014 six months due to us completing this work in periods subsequent to the 2013 six months.

Selling, General and Administrative.  Selling, general, and administrative expenses increased 16% primarily due to the new and enhanced the sales and marketing initiatives described above in the discussion of our revenue trends. In particular, we increased our expenditures in the areas of sales lead generation and recruitment and enrollment of third-party resellers.

Research and Development.  The overall profile of our research and development activities was as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
R&D expense	$1,215	$1,730
Capitalized software development costs	1,284	359
Total resources expended for R&D (non-GAAP measurement)	$2,499	$2,089

Research and development expenses decreased 30% primarily due to:

•
A $925,000 increase in capitalized software development costs due to enhanced product development programs resulting in a greater number of our software development projects having progressed to a stage of having a detailed program design or working prototype.  Capitalized software development costs are excluded from expenses at the time of capitalization but are included in expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

Offset by:

•
A $468,000 increase in salaries and wages and research and development by third-parties primarily to support the ongoing development of our EFT products and to upgrade the performance of our WAFS product.

Index

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

Depreciation and Amortization.  Depreciation and amortization expense decreased 39% primarily due to amortization expense relating to the TappIn intangibles in the 2013 six months for which there was no similar expense in the 2014 quarter due to the TappIn intangibles being reduced to zero in periods subsequent to the 2013 six months.

Other Expense, Net.  Other expense decreased due to lower interest expense resulting from the outstanding principle balance on our notes payable declining as we made the scheduled payments of principle and interest.

Income Taxes.  For the 2014 six months, our effective tax rate of 34% was substantially equivalent to the federal statutory tax rate. Items we consider that influence our effective tax rate relative to the federal statutory tax rate include:

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements.

For the 2013 six months, our effective income tax rate of 30.1% differed from a federal statutory rate of 34% primarily due to:

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

The research and experimentation tax credit, or R&D tax credit, has not been enacted by legislation for 2014. Accordingly our financial statements for the 2014 six months do not include any effects of an R&D tax credit.

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

During the six months ended June 30, 2014, approximately 33% of our sales came from customers outside the United States. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II. Other Information

Item 1. Legal Proceedings

None.

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

GLOBALSCAPE, INC.

August 13, 2014	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer