Form 10-Q
period 2014-09-30
GLOBALSCAPE INC
filed 2014-11-13
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2014

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

As of November 5, 2014, there were 20,967,617 shares of common stock outstanding.

Index

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2014

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

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$9,265	$9,455
Accounts receivable (net of allowance for doubtful accounts of $551 and $154 in 2014 and 2013, respectively)	6,722	3,765
Federal income tax receivable	34	113
Current deferred tax asset	174	184
Prepaid expenses	264	349
Total current assets	16,459	13,866

Long term investments	3,169	3,122
Capitalized software development costs, net	2,697	1,028
Deferred tax asset	745	1,476
Goodwill	12,712	12,712
Fixed assets, net	738	744
Other assets	133	144
Total assets	$36,653	$33,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$632	$655
Accrued expenses	1,296	898
Deferred revenue	11,047	9,092
Long term debt, current portion	-	1,397
Total current liabilities	12,975	12,042

Deferred revenue, non-current portion	3,159	1,708
Long term debt, non-current portion	-	2,989
Other long term liabilities	52	60
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 20,967,617 and 19,592,117 shares issued at September 30, 2014 and December 31, 2013, respectively	25	20
Additional paid-in capital	18,198	15,834
Treasury stock, 403,581 shares, at cost, at September 30, 2014 and December 31, 2013	(1,452)	(1,452)
Retained earnings	3,696	1,891
Total stockholders’ equity	20,467	16,293
Total liabilities and stockholders’ equity	$36,653	$33,092

The accompanying notes are an integral part of these consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Operating Revenues:
Software licenses	$2,291	$2,432	$6,789	$6,752
Maintenance and support	3,790	3,493	11,181	10,153
Professional services	409	412	933	1,237
Total Revenues	6,490	6,337	18,903	18,142
Operating Expenses:
Cost of revenues	277	250	679	782
Selling, general and administrative	4,173	3,492	13,077	11,137
Research and development	513	923	1,722	2,653
TappIn intangible asset impairment and earnout liability elimination	-	(128)	-	(128)
Depreciation and amortization	263	265	580	787
Total operating expenses	5,226	4,802	16,058	15,231
Income from operations	1,264	1,535	2,845	2,911
Other expense, net	(11)	(39)	(58)	(130)
Income before income taxes	1,253	1,496	2,787	2,781
Income tax expense (benefit)	471	(791)	982	(404)
Net income	$782	$2,287	$1,805	$3,185
Comprehensive income	$782	$2,287	$1,805	$3,185

Net income per common share -
Basic	$0.04	$0.12	$0.09	$0.17
Diluted	$0.04	$0.12	$0.09	$0.17

Weighted average shares outstanding:
Basic	20,487	18,761	20,024	18,570
Diluted	20,890	19,158	20,624	19,001

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at December 31, 2013	19,592,117	$20	$15,834	$(1,452)	$1,891	$16,293

Shares issued upon exercise of stock options	1,295,500	5	2,196	-	-	2,201

Stock-based compensation expense:
Stock options	-	-	260	-	-	260
Restricted stock	80,000	-	120			120

Net decrease in excess tax benefit from stock-based compensation	-	-	(212)	-	-	(212)

Net income	-	-	-	-	1,805	1,805

Balances at September 30, 2014	20,967,617	$25	$18,198	$(1,452)	$3,696	$20,467

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Operating Activities:
Net income	$1,805	$3,185
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	318	29
Depreciation and amortization	580	787
Stock-based compensation	380	522
Deferred taxes	740	(1,030)
Excess tax benefit from share-based compensation	212	83
TappIn intangible asset impariment and earnout liability elimination	-	(128)
Subtotal before changes in operating assets and liabilities	4,035	3,448
Changes in operating assets and liabilities:
Accounts receivable	(3,275)	(251)
Prepaid expenses	85	8
Other assets	10	(62)
Deferred revenue	3,405	948
Accounts payable	(24)	(6)
Accrued expenses	398	(149)
Other long-term liabilities	(6)	(2)
Income tax receivable and payable	(132)	(107)
Net cash provided by operating activities	4,496	3,827
Investing Activities:
Software development costs	(2,028)	(686)
Purchase of property and equipment	(215)	(65)
Purchase of TappIn, Inc. and earnout payments	-	(500)
Interest reinvested in long term investments	(47)	(47)
Net cash (used in) investing activities	(2,290)	(1,298)
Financing Activities:
Proceeds from exercise of stock options	2,201	231
Tax benefit from stock-based compensation	(212)	(83)
Notes payable principle payments	(4,385)	(999)
Net cash used in financing activities	(2,396)	(851)

Net increase (decrease) in cash	(190)	1,678
Cash at beginning of period	9,455	8,079
Cash at end of period	$9,265	$9,757

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$117	$182
Income taxes	$642	$731

The accompanying notes are an integral part of these consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2014 and For the Nine Months Then Ended

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. and its wholly-owned subsidiary TappIn, Inc. (together referred to as the “Company” or “we”) provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. We operate in the "enterprise application integration" and "enterprise file synchronization and sharing" industries, including the sub-technologies of managed file transfer (MFT), secure content mobility, and collaboration. Our solution portfolio addresses data and information management, movement, security, and accessibility across a broad range of environments.

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

Throughout these notes unless otherwise noted, our references to the 2014 quarter and the 2013 quarter refer to the three months ended September 30, 2014 and 2013, respectively. Our references to the 2014 nine months and the 2013 nine months refer to the nine months ended September 30, 2014 and 2013, respectively.

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

There have been no changes in our significant accounting policies during the 2014 nine months compared to the 2013 nine months or from those described in our 2013 Form 10-K. Listed below is a condensed version of our significant accounting policies.

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

Our deferred revenue consists primarily of revenue to be earned in the future as we deliver services under M&S agreements. We generally bill our customers for M&S services in advance of our delivery of those services. We record deferred revenue for the portion of those billings for which we have not yet delivered the services. We recognize revenue when we deliver those services.

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

Revenue Classifications

Beginning with our reporting of revenue for the three and nine months ended September 30, 2014, we began classifying revenue as software license, M&S or professional services revenue and eliminated the other revenue category. We have reclassified amounts previously reported as other revenue for the three and nine months ended September 30, 2013, into the comparable software license, M&S or professional services revenue category.

Goodwill

Goodwill is not amortized. On at least an annual basis, we test goodwill for impairment at the reporting unit level. We operate as a single reporting unit.

Index

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

As of December 31, 2013, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount of goodwill may exceed it fair market value and that interim testing needed to be performed.

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

Index

Income Taxes

We account for income taxes using the asset and liability method.  We record deferred tax assets and liabilities based on the difference between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods in which we generate taxable income.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Accounting Standards Update No. 2014-09 entitled Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2017, and the quarterly periods during that year. We do not expect the amounts or timing of revenue we report in those future periods under this guidance to be materially affected relative to current guidance.

4.	Capitalized Software Development Costs

Our capitalized software development costs profile was as follows: (in thousands):

	September 30,	December 31,
	2014	2013
Gross capitalized cost	$3,257	$1,229
Accumulated amortization	(560)	(201)
Net balance	$2,697	$1,028

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount capitalized	$744	$327	$2,028	$686
Amortization expense	(186)	(47)	(359)	(124)

Index

	Released	Unreleased
	Products	Products
Gross capitalized amount at September 30, 2014	$2,304	$953

Future amortization expense:
Three months ending December 31, 2014	192
Year ending December 31,
2015	740
2016	594
2017	218
Total	$1,744

The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

5.	Notes Payable

We repaid our notes payable in full during the 2014 quarter. This payment eliminated the financial covenants and other terms and conditions of the related loan agreements. It also eliminated the lien on our long term investments.

6.	Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Share-based compensation expense	$120	$225	$380	$522

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	Up to three million shares of common stock may be issued for stock-based incentives including stock options and restricted stock awards.
•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•	Stock options we issue generally become exercisable ratably over a three year period and expire ten years from the date of grant.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2013	3,117,745	$1.92	4.46	$1,808
Granted	356,500	$2.40
Forfeited	(186,590)	$1.94
Exercised	(1,295,500)	$1.73
Outstanding at September 30, 2014	1,992,155	$2.12	6.16	$970

Exercisable at September 30, 2014	1,333,685	$2.15	4.76	$710

Index

Additional information about our stock options is as follows:

	Three Months Ended September30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average fair value per share of options granted	$1.34	$0.80	$1.30	$0.82
Intrinsic value of options exercised	$160,984	$27	$1,080,291	$62
Cash received from stock options exercised	$214,556	$74,000	$2,201,368	$231,000

Number of options that vested	83,590	190,880	232,910	370,270
Fair value of options that vested	$83,070	$231,793	$231,057	$444,424

Unrecognized compensation expense related to non-vested options at end of year	$611,569	$658,000	$611,569	$658,000
Weighted average years over which non-vested option expense will be recognized	2.00	1.83	2.00	1.83

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Expected volatility	58%	52%	56%	55%
Expected annual dividend yield	0	0	0	0
Risk free rate of return	1.88%	1.89%	1.93%	1.42%
Expected option term (years)	6.00	6.00	6.00	6.00

We did not issue any restricted stock awards under this plan during the 2014 nine months or the 2013 nine months. As of September 30, 2014, stock-based incentives for up to 1,040,510 shares remained available for issuance in the future under the plan.

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

Our restricted stock awards profile as of September 30, 2014 and activity for the nine months then ended was as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2013	80,000	$1.65
Shares granted with restrictions	80,000	$2.32
Shares vested and restrictions removed	(80,000)		$189,600
Restricted Shares Outstanding at September 30, 2014	80,000	$2.32

Shares remaining available under the plan for future issuance	68,500

Unrecognized compensation expense for non-vested shares as of September 30, 2014:
Expense to be recognized in future periods	$123,733
Weighted average number of months over which expense is expected to be recognized	8.0

Index

7.	TappIn Earnout Liability

Our acquisition of TappIn provides for the possible payment of $4.5 million of contingent consideration remaining as of September 30, 2014, to the former shareholders of TappIn if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. We have concluded the likelihood that those revenue milestones will be achieved and that the contingent consideration will have to be paid both to be remote.  Accordingly, there is no TappIn earn out liability on our balance sheet as of September 30, 2014.

8.	Income Taxes

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income tax expense (benefit) at federal statutory rate	$426	$519	$948	$946

Increase (decrease) in taxes resulting from:
TappIn Earnout	-	(1,256)	-	(1,256)
Research and development tax credit	-	(15)	-	(88)
Domestic production activities deduction	(8)	(37)	(18)	(71)
State taxes, net of federal benefit	15	11	24	42
Other	38	(13)	28	23
Income tax expense (benefit) per the statement of operations	$471	$(791)	$982	$(404)

The research and experimentation tax credit, or R&D tax credit, has not been enacted by legislation for 2014. Accordingly our financial statements for 2014 do not include any effects of an R&D tax credit.

As of September 30, 2014, we had federal income tax net operating loss carry forwards of $794,000 available to offset future federal taxable income, if any. These carry forwards expire in 2030 and 2031.

We have a deferred tax asset of $1.1 million related to capital loss carry forwards  arising prior to 2013. We can realize this capital loss carry forward deferred tax asset to the extent we have capital gains in future periods against which this capital loss can be deducted. We believe it uncertain that we will have sufficient capital gains in the future to support this deduction which indicates it is not more-likely-than-not that we will realize this deferred tax asset. Accordingly, we have recorded a valuation allowance of $1.1 million for this capital loss carry forward deferred tax asset.

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

Our tax years of 2008 through 2013 remain subject to review by the Internal Revenue Service.

9.	Earnings per Common Share

Earnings per share for the periods indicated were as follows (in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$782	$2,287	$1,805	$3,185

Weighted average shares outstanding - basic	20,487	18,761	20,024	18,570
Stock options	403	397	600	431
Weighted average shares outstanding - diluted	20,890	19,158	20,624	19,001

Net income per common share - basic	$0.04	$0.12	$0.09	$0.17
Net income per common share - diluted	$0.04	$0.12	$0.09	$0.17

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

In the following discussion, our references to the 2014 quarter and the 2013 quarter refer to the three months ended September 30, 2014 and 2013, respectively. Our references to the 2014 nine month period and the 2013 nine month period refer to the nine months ended September 30, 2014 and 2013, respectively.

Overview

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. We have thousands of enterprise customers and more than one million individual consumers in over 150 countries. Our solutions are deployed at approximately 20,000 forward operating locations worldwide providing logistical support for the US Army.

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

Index

We also offer software-as-a-service, or SaaS, and cloud-based subscription solutions for information sharing. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.  We intend for our managed, cloud-based subscription solutions to be an integral part of our future revenue because these solutions provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. We have the capability to deliver these services in the United States as well as internationally in the United Kingdom, Latin America, and Canada.

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

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2014, Texas Monthly named GlobalSCAPE one of the best companies to work for in Texas for the fifth year in a row, ranking us #22 in the small size category.
•	In 2014, we were named one of the best places to work in the information technologies small business category by Computerworld for the third time.
•	In 2014, we were named as one of San Antonio’s top employers in the Top Workplaces survey conducted by the San Antonio Express-News.
•	In 2013, we were named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers for the third year in a row.
•	In 2013, we were listed in the highest ranking category of “Champion” in Info-Tech Research Group’s Vendor Landscape Report for managed file transfer for the second year in a row.
•	In 2013, the San Antonio Business Journal recognized us for fast growth in revenue for the second consecutive year.
•	In 2013, the San Antonio Business Journal recognized us as a top ranked public companies based on revenue growth.

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below.

Revenue Growth

We provide products and solutions to small, medium and large, multinational corporations as well as to individual consumers. We have a broad product line that has allowed us to grow revenue through software products installed at a customer’s location as well as through cloud-based and SaaS delivery. We have grown our professional services capabilities to enhance our customers’ implementation, training and overall user experience. Sales of our enterprise products, solutions, and services comprise a substantial majority of our revenue. While our CuteFTP software and other consumer products are a relatively minor component of our overall revenue, they are recognized brands in the marketplace that we believe continue to have a positive effect on our overall product offerings and corporate franchise.

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

We have made and continue to make changes in our business to increase the rate of growth in our revenue across all our product lines. Our license and other revenue except M&S was 42% and 45% of our total revenue for the 2014 quarter and 2013 quarter, respectively, and 41% and 44% of our total revenue for the 2014 nine months and 2013 nine months, respectively. We are focused on increasing our license revenue both in absolute terms and as a percentage of our total revenue and, in particular, with regard to our enterprise-level EFT product line. To achieve these objectives, we have made and continue to make ongoing changes in our sales and marketing activities, including:

•  Increasing sales staff headcount as needed to address our markets.
•  Aligning our sales group to enhance its industry and geographic focus.
•  Implementing new sales and marketing campaigns.
•  Using third party search engine optimization experts to enhance our efforts in that area.
•  Recruiting industry channel partners and enabling them to sell our products through training and orientation programs.

As a complement to these sales and marketing actions, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have increased our research and development spending to create and introduce new features, functions and capabilities for our products. For more information, see Comparison of the Statement of Operations for the Three Months Ended September 30, 2014 and 2013and Comparison of the Statement of Operations for the Nine Months Ended September 30, 2014 and 2013.

Recurring Revenue Growth

Recurring revenue includes revenue recognized from our maintenance and support, or M&S, contracts, managed and hosted solutions, and other subscription services such as from our TappIn solution. M&S contracts for our products are sold for fixed periods of time and are typically for one year with some agreements having longer terms. We recognize revenue from these contracts on a monthly basis over the life of the contract. Managed and hosted solutions, such as Managed Information Xchange, or MIX, and Hosted EFT, are sold as one, two, or three-year subscriptions with the services invoiced and revenue recognized on a monthly basis. TappIn subscriptions typically are sold for one-year terms with the revenue recognized on a monthly basis.

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

See Comparison of the Statement of Operations for the Three Months Ended September 30, 2014 and 2013, and Comparison of the Statement of Operations for the Nine Months Ended September 30, 2014 and 2013 for a discussion of the recurring revenue trends we have experienced.

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

Index

Our ACV growth, as illustrated in the table below, is a result of sales success in numerous areas of our business. While we expect ACV may grow in future periods as we potentially continue to increase our volume of non-cancellable contracts for future delivery of our products and services, it could also decrease for a number of reasons including existing customers electing not to renew their maintenance and support contracts or a significant professional services contract not being renewed for additional terms as provided in certain of those contracts.

ACV is not a measure of financial performance under GAAP and should not be considered a substitute for deferred revenue. However, we believe it is a meaningful measure of the success of our current selling efforts, specifically with regard to the products we sell as a subscription service and our professional services under contracts for future delivery of those services, because the completion of the selling efforts for those products can precede, sometimes by several quarters, the recognition of revenue from those sales due to such revenue being recognized in future periods as those services are delivered.  Accordingly, we use this metric to assess the effectiveness of current sales and business development activities and how that effectiveness will factor into future revenue. We determine ACV related to contracts for future delivery of our products and services as follows (in thousands):

	September 30,
	2014	2013
Amounts we have billed and/or been paid in advance (presented as deferred revenue in our financial statements)	$14,206	$10,721
Amounts we will bill and be paid in the future (will appear in our financial statements when we are paid and/or when we provide the products and services)	488	392
Total ACV	$14,694	$11,113

The deferred revenue amounts in the table above appear on our balance sheet as follows (in thousands):

	September 30,
	2014	2013
Deferred revenue, current portion	$11,047	$9,134
Deferred revenue, non-current portion	3,159	1,587
Total deferred revenue	$14,206	$10,721

Our ACV related to M&S contracts that create deferred revenue in our financial statements has generally increased year-to-year in recent years.  Our M&S revenue growth and its increasing percentage of our total revenue are primarily due to our ongoing efforts to increase M&S contract renewal rates, the growing installed base of our software products in the marketplace, and the decline in software license revenue some of our recent periods. The installed base growth creates a compounding effect for M&S renewals. This effect is due to the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. While we expect this compounding effect to continue to grow, if sales of our on premise enterprise products were to decrease, then new sales of M&S contracts could decrease as well given the typical bundling of M&S contracts with enterprise software solution sales.

Our ACV related to contracts for which we will deliver services, earn revenue, and be paid in future periods increased in 2014 compared to 2013. This increase was primarily due to continued growth of M&S sales which we believe results from our programs designed to provide high-quality and responsive M&S services to our customers Substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase.

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

Index

We exclude infrequent items from these income and expense measurements because we do not consider them part of our core operating results when assessing our ongoing operational performance, allocating resources to our business activities and preparing operating budgets. We believe that by comparing such income and expense measurements across historical periods, our operating results can be evaluated exclusive of the effects of certain infrequent items that may not be indicative of our core operations in the future.

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

Income and expense excluding infrequent items are as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Non-GAAP Operating Expenses
GAAP total operating expenses	$5,226	$4,802	$16,058	$15,231
Add: TappIn intangible asset impairment and earnout liability elimination	-	128	-	128
Operating expenses excluding infrequent items	$5,226	$4,930	$16,058	$15,359

Non-GAAP (Loss) Income From Operations
GAAP income (loss) from operations	$1,264	$1,535	$2,845	$2,911
Less: TappIn intangible asset impairment and earnout liability elimination	-	(128)	-	(128)
Operating income excluding infrequent items	$1,264	$1,407	$2,845	$2,783

Non-GAAP Net Income (Loss)
GAAP net income (loss)	$782	$2,287	$1,805	$3,185
Less: TappIn intangible asset impairment and earnout liability elimination	-	(1,341)	-	(1,341)
Net income (loss) excluding infrequent items	$782	$946	$1,805	$1,844

Non-GAAP Earnings Per Share
Net income excluding infrequent items	$782	$946	$1,805	$1,844
Weighted average share outstanding:
Basic	20,487	18,761	20,024	18,570
Diluted	20,890	19,158	20,624	19,001
Net income per common share excluding infrequent items:
Basic	$0.04	$0.05	$0.09	$0.10
Diluted	$0.04	$0.05	$0.09	$0.10

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

Index

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

During 2013, we modified our computation of Adjusted EBITDA Excluding Infrequent Items to exclude amortization of capitalized software development costs from the amortization amount we add to net income in this calculation. We made that change because amortization of capitalized software development costs is derived from expenditures that are part of our core operating activities related to the development and release of our products. We have recomputed Adjusted EBITDA Excluding Infrequent Items for the 2013 quarter and the 2013 nine months from amounts previously reported for that period to exclude amortization of capitalized software development costs. This change resulted in Adjusted EBITDA Excluding Infrequent Items for the 2013 quarter and the 2013 nine months being $47,000 and $151,000 less, respectively, than the amount we previously reported for those periods.

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income (loss)	$782	$2,287	$1,805	$3,185
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	471	(791)	982	(404)
Interest expense, net	12	39	59	130
Depreciation and amortization:
Total depreciation and amortization	263	265	580	787
Amortization of capitalized software development costs	(186)	(47)	(359)	(151)
Stock-based compensation expense	120	225	380	522
Infrequent item:
TappIn intangible asset impairment and earnout liability elimination	-	(128)	-	(128)
Adjusted EBITDA Excluding Infrequent Items	$1,462	$1,850	$3,447	$3,941

See Comparison of the Statement of Operations for the Three Months Ended September 30, 2014 and 2013 and Comparison of the Statement of Operations for the Nine months Ended September 30, 2014 and 2013 for discussion of the variances between periods in the components comprising Adjusted EBITDA Excluding Infrequent Items.

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

Index

EFT Standard and Enterprise Editions

We earn most of our software license revenue from sales of our suite of EFT products and solutions. These “server side” solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide small and medium-sized businesses, or SMB’s, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. During 2014, we have released new versions of our EFT platform which added several enhancements and capabilities including, among others:

•	Active-active high availability, or HA, which maximizes uptime and performance of critical information technology systems.
•	Enhanced compatibility of WTC file transfers through HTML5 support in addition to the existing Java Runtime Environment
•	Increased scalability and business continuity with more flexible, uninterrupted file transfer service
•	Improved facilitation of PCI DSS version 3.0 compliance with updates to security components, such as PGP and AS2.
•	Addition of new Content Integrity Control™ providing an Internet Content Adaptation Protocol (ICAP) connector to anti-malware scanners and data loss prevention (DLP) solutions.
•	Integration with SMS PASSCODE® for Mobile-Based 2 Factor Authentication.

We continue to develop these products and solutions by, for example, improving their speed and responsiveness of performance, providing additional administration flexibility supporting cross-platform implementation with our DMZ Gateway solution, implementing business activity monitoring, and providing additional language support. We have sustained the year-to-year increase in our revenue from these products and solutions as a result of both our ongoing development of this product line that has continued to enhance its appeal in the marketplace and by delivering quality service and support for these products.  We are maintaining a renewed focus on our EFT Standard and Enterprise products to ensure that innovation continues with these highly valued products and that the needs of our clients are met in timely and quality fashion.

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

Index

Version 9 simplified our CuteFTP product line by consolidating all the features of our previous multi-product CuteFTP product line for Windows operating systems into this single version. We continue to offer CuteFTP Version 3.1 software for Mac platforms. We believe current versions of CuteFTP appeal to users wanting features more robust than offered in free alternatives.

Wide Area File Services

Our WAFS software provides a file sharing, collaboration, and replication solution over multiple sites. WAFS technology provides enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. A key feature and benefit of WAFS is its byte-level differencing architecture that continually transmits only changed bytes (versus an entire file) thereby allowing rapid update of large files accessed by widely dispersed, multiple users. Our latest WAFS Version 4.3, released in April 2014, improved the performance of various WAFS features such as file-based filters, accessing folders that contain a large number of files and file copying processes. Our latest WAFS Version 4.4 released in September 2014 incorporated several upgrades including:

•	Support for Windows Server 2012 R2
•	Improved performance
•	Enhanced reporting
•	Greater driver stability
•	Faster and more reliable collaboration and multi-user access to files

We have an ongoing product development program to expand the WAFS operating specifications so we can introduce it to a continuously broader spectrum of the marketplace and increase our revenue from this product.

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, is a client-server application that allows users to send and receive e-mail attachments of virtually unlimited size easily and transparently without resorting to unapproved and potentially insecure methods such as USB drives or social media sites.  The ability of Mail Express to transmit multi-terabyte and larger attachments, which is well beyond the operation range of typical competing approaches to sending email attachments, means the user is limited only by the available bandwidth when sending files as an email attachment.  Mail Express provides increased benefits for information technology organizations by offering greater visibility into email-based file movement across the enterprise, including robust tracking and auditing. The Mail Express application provides flexible, customer-defined administration privileges to allow e-mail administrators and end users to configure specific parameters for handling e-mail attachments in accordance with corporate policy. During the three months ending September 30, 2014, we introduced new Mail Express features and versions that included:

•	Support of FIPS 140-2 encryption protocols to provide a level of security which, in particular, supports compliance with HIPPA regulations.
•	Improved password and user account administration and control.
•	Up to 100,000 licenses per server instance.
•	Flexibility to integrate with the EFT product suite or deploy as a stand-alone application.
•	Flexible language support to enhance international appeal.
•	A dashboard allowing additional administrator visibility into all connected clients.
•	Updated integration with EFT 7.0.
•	Optional management of the content of a message providing encrypted transmission of the message body in addition to attachments.
•	An updated user experience.

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

Index

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

We believe secure content mobility is a rapidly emerging, central feature of the markets we serve. We believe growth in smartphone and tablet sales and adoption, combined with rapid growth in retained content and BYOD expectations, potentially will drive strong revenue growth in this market segment particularly in the enterprise space. In order to capitalize on these trends, our emphasis continues to be on merging the TappIn technology and functionality with our existing enterprise capabilities to create a secure enterprise content mobility solution.

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

Solution Perspective and Trends

 The components of our revenues are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$5,194	80.0%	$5,004	79.0%	$15,187	80.3%	$14,199	78.3%
Wide Area File Services	328	5.1%	291	4.6%	1,090	5.8%	959	5.3%
Professional Services	409	6.3%	412	6.5%	933	4.9%	1,237	6.8%
CuteFTP	212	3.3%	286	4.5%	686	3.6%	936	5.2%
Other	347	5.3%	344	5.4%	1,007	5.4%	811	4.4%
Total Revenue	$6,490	100.0%	$6,337	100.0%	$18,903	100.0%	$18,142	100.0%

Revenue by Type
Software licenses	$2,291	35.3%	$2,432	38.4%	$6,789	35.9%	$6,752	37.2%
M&S	3,790	58.4%	3,493	55.1%	11,181	59.1%	10,153	56.0%
Professional Services	409	6.3%	412	6.5%	933	4.9%	1,237	6.8%
Total Revenue	$6,490	100.0%	$6,337	100.0%	$18,903	99.9%	$18,142	100.0%

Index

Our total revenue increased 2.4% in the 2014 quarter compared to the 2013 quarter and 4.2% in the 2014 nine months compared to the 2013 nine months. These increases were primarily a result of the changes we have made, and continue to make, in the sales, marketing and software engineering areas of our business as described further below. The changes in total revenue consisted of:

•
Increased revenue from our EFT, Wide Area File Services and other product lines as a result of focusing a substantial portion of our resources and efforts in these areas based on our assessment that they offer the highest potential for future revenue growth.

•
Decreased revenue from professional services due to us earning a significant portion of this revenue in 2013 under a contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We completed the terms of the final option year of the MAT contract in September 2013 such that we did not have revenue from this source after that time. During 2014, we have been able to replace a substantial portion of this MAT contract revenue with deliveries of our higher margin, commercial (non-government) professional services in conjunction with sales of our enterprise solutions and delivery of additional services to existing customers.

•
Decreased revenue from our CuteFTP product due to our strategy of allowing this product to produce incremental revenue to the extent possible without an investment of significant company resources in developing and marketing it.

Our license revenue increased in the 2014 nine months compared to the 2013 nine months as a result of the changes we have made, and continue to make, in the sales, marketing and software engineering areas of our business as described further below. The growth trend in license revenue that we experienced during the 2014 second quarter compared to 2013 second quarter did not continue in the 2014 third quarter compared to the 2013 third quarter due to our ongoing focus on making changes in our business that we believe will increase license revenue growth over the long term. The sales cycle for our enterprise products such as EFT and WAFS is inherently more complex and longer than that of our consumer products such as CuteFTP. The nature of the ongoing changes in our sales and marketing activities during the 2014 third quarter continued to focus on expanding our product reach through third-party resellers and on higher dollar value transactions with larger customers to achieve our objective of sustained revenue growth over the long-term.

M&S revenue continued its trend of increasing period-to-period. We are able to grow this revenue as a result of sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

We have made and continue to make changes in our business to increase the rate of growth of our total revenue and, in particular, our revenue across all our product lines. With respect to our sales and marketing activities, those changes have included:

•  Increasing sales staff headcount as needed to address our markets.
•  Aligning our sales group to enhance its industry and geographic focus.
•  Implementing new sales and marketing campaigns.
•  Using third party search engine optimization experts to enhance our efforts in that area.
•  Recruiting industry channel partners and enabling them to sell our products through training and orientation programs.

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

While we are focused on increasing the rate of growth of all revenue, we are particularly focused on increasing our license revenue both in absolute terms and as a percentage of our total revenue. In particular, our goals include continuing a return to a consistent growth trend in software license revenue from our EFT products and solutions.  By renewing a consistent growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years. This pattern of activity can create a compounding effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase.

Index

For a more complete discussion of our overall revenue trends and mix among products, services and M&S, see Comparison of the Statement of Operations for the Three Months Ended September 30, 2014 and 2013 and Comparison of the Statement of Operations for the Nine months Ended September 30, 2014 and 2013.

Liquidity and Capital Resources

Our cash and working capital positions were as follows (in thousands):

	September 30, 2014	December 31, 2013
Cash and cash equivalents	$9,265	$9,455
Long term investments	3,169	3,122
Total cash, cash equivalents and long term investments	$12,434	$12,577

Working capital	$3,484	$1,824
Working capital plus current deferred revenue (non-GAAP presentation)	$14,531	$10,916

During the 2014 quarter, we repaid-in-full and retired our notes payable to a bank using our available cash balances in order to reduce our interest expense. As a result, our cash and cash equivalents at September 30, 2014, were less than at December 31, 2013. As a result of the retirement of these notes payable, there is no longer a lien on our long term investments such that we can convert them to cash and cash equivalents at our discretion at any time to meet the needs of our business.

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

Cash provided or used by our various activities consisted of the following (in thousands):

	Cash Provided (Used) During the Nine Months Ended September 30,
	2014	2013
Operating activities	$4,496	$3,827
Investing activities	(2,290)	(1,298)
Financing activities	(2,396)	(851)

Index

Our cash provided by operating activities increased during the 2014 nine months compared to the 2013 nine months primarily due to:

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Condensed Consolidated Statements of Cash Flow, increasing from $3.4 million in the 2013 nine months to $4.0 million in the 2014 nine months. See the section below under Comparison of the Statement of Operations for the Nine Months Ended September 30, 2014 and 2013 for a discussion of the changes in the components of these amounts.

•
Deferred revenue increasing $3.4 million during the 2014 nine months compared to increasing $948,000 during the 2013 nine months primarily due to increased M&S sales for which we collect cash at the beginning of the period over which we provide M&S services to our customers and recognize the revenue in future periods as we deliver these services.

•
Accrued expenses increasing $398,000 during the 2014 nine months compared to decreasing $149,000 during the 2013 nine months primarily due to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as part of our financial statements.

Offset by

•
Accounts receivable increasing $3.2 million in the 2014 nine months compared to increasing $251,000 in the 2013 nine months primarily due to an increase in our sales of licenses and M&S agreements in the 2014 nine months compared to the 2013 nine months. The renewal of an M&S agreement by the U.S. Army comprised $1.7 million of the increase in the 2014 nine months.

•
Prepaid expenses decreasing $85,000 in the 2014 nine months compared to decreasing $8,000 in the 2013 nine months with the larger decrease primarily due to normal variations of the timing of payments to our vendors.

•	Accounts payable decreasing $24,000 in the 2014 nine months compared to decreasing $6,000 in the 2013 nine months and primarily due to normal variations of the timing of payments to our vendors.

 The increased use of cash for investing activities during the 2014 nine months compared to the 2013 nine months was primarily due to:

•
An increase in capitalized software development costs due to enhanced product development programs resulting in a greater number of our software development projects having progressed to a stage of having a detailed program design or working prototype.

•	An increase in purchases of property and equipment, particular computer equipment, to support the growth of our business.

Offset by:

•	A $500,000 disbursement in the 2013 nine months to satisfy the payment of part of the TappIn earn-out liability, which is an event that did not occur in the 2014 nine months.

The increased use of cash for financing activities during the 2014 nine months compared to the 2013 nine months was primarily due to:

•	The payment in full during the 2014 nine months of our notes payable to a bank.

Offset by:

•
An increase in cash received from the exercise of stock options as a result of changes in management leadership in early 2014 that resulted in certain former employees exercising their stock options after the end of their employment.

Index

Our primary obligations at September 30, 2014 were:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $14.2 million. Those future services primarily relate to our obligations under M&S contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

•
Trade accounts payable, accrued liabilities, obligations under operating leases, amounts due third parties under royalty agreements, and federal and state taxes all incurred in the normal course of business.

Loan Agreements

During the 2014 quarter, we repaid-in-full and retired our notes payable to a bank. This payment eliminated the financial covenants and other terms and conditions of the related loan agreements and also eliminated the lien on our long term investments such that we can convert them to cash and cash equivalents at our discretion at any time to meet the needs of our business.

Contractual Obligations and Commitments

At September 30, 2014, our contractual obligations and commitments consisted primarily of the following items:

•	Trade accounts payable and accrued liabilities.
•	Operating leases for our office space.
•	Royalties due third parties, the amount of which is contingent upon sales volumes of certain of our products.
•	Federal and state taxes.

We plan to continue to expend significant resources on product development, sales and marketing in future periods which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.

Our contractual obligations at September 30, 2014, other than (1) the TappIn earnout liability described below and (2) trade accounts payable, accrued liabilities, royalties and federal and state income taxes we incur in the normal course of business consisted of the following (in thousands):

	Amounts Due for the Period
	Three Months Ending December 31,	Fiscal Years
	2014	2015 - 2017	2018 - 2020	Thereafter	Total

Operating leases	$88	$1,077	$390	$-	$1,555

TappIn Earnout Liability

As described in the next section, our acquisition of TappIn provides for the possible payment of $4.5 million of contingent consideration remaining as of September 30, 2014, to the former shareholders of TappIn if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. We have concluded the likelihood that those revenue milestones will be achieved to be remote and that the contingent consideration will not have to be paid.  Accordingly, there is no TappIn earn out liability on our balance sheet as of September 30, 2014.

Index

TappIn Intangible Assets and Earnout Liability – Reduction of Amounts During the 2013 Quarter and 2013 Nine Months

In December 2011, we acquired all of the issued and outstanding shares of TappIn.  At the time of this acquisition, we allocated the total purchase price of this acquisition to assets and liabilities based on their estimated fair values at the acquisition date.  That allocation resulting in us recording intangible assets consisting of the following (in thousands):

		Accumulated
		Amortization	Net Book Value
	Gross Carrying Amount	Through September 30, 2013	as of September 30, 2013
Customer relationship	$1,863	$(342)	$1,521
Developed technology	2,771	(726)	2,045
Total	$4,634	$(1,068)	$3,566

Acquisition of all of the issued and outstanding shares of TappIn provided for the possible payment of $4.5 million of contingent consideration to the former shareholders of TappIn. if our TappIn product line achieves certain revenue milestones by no later than December 31, 2014. Based on our past estimates of the probability and likelihood of this earn out ultimately being paid, our balance sheet as of June 30, 2013, had included a liability of $3.694 million for these possible payments.

During the 2013 quarter, we evaluated input from our customers and the marketplace as a whole relative to the TappIn product line and concluded that our future emphasis would be on enhancing the TappIn technology and functionality by leveraging our existing enterprise capabilities to create a TappIn Enterprise solution.  We concluded that offering the TappIn technology through this integration would maximize the return on our investment in this product line. While we decided to continue to offer TappIn as a standalone product in its Standard and Professional Editions, we concluded that revenue earned from the TappIn product line sold in those configurations would not be significant to our results of operations and financial position in the future.

For accounting and financial statement presentation purposes, the value assigned to the developed technology intangible asset as of the date we acquired TappIn and subsequent thereto related only to the TappIn Standard Edition developed technology that existed on the date we acquired TappIn.  Under GAAP, none of the value of this intangible asset could be derived from the TappIn Professional Edition or from other uses of the TappIn technology.  Specifically, none of the TappIn core technology, enabling technology or the migration of that technology, including the application of that technology to our enterprise capabilities as mentioned above, could be relied upon to ascribe value to the developed technology intangible asset. Since we concluded that revenue earned from the TappIn Standard Edition would not be significant to our results of operations and financial position in the future, we concluded it to be more-likely-than-not that the intangible asset arising from this developed technology was of nominal future value. Accordingly, we reduced its value to zero on our balance sheet as of September 30, 2013, and recorded a corresponding expense during the 2013 quarter.

For accounting and financial statement purposes, the value assigned to the customer relationship intangible asset related to one contract with a third-party as it stood and was in place on the date we acquired TappIn.  Under GAAP, none of the value of that intangible could be derived from future modifications of this contract or from other, subsequent customer relationships.  The value of the contract that gave rise to this customer relationship intangible was dependent upon both (1) continued shipments of that customer’s products as they existed at the time we acquired TappIn and (2) the purchasers of that customer’s products subscribing to TappIn Professional Edition.  We concluded that revenue earned from the activities upon which the value of the customer relationship intangible asset was derived would not be significant to our results of operations and financial position in the future. Our relationship with that customer remained in place relative to products they were currently selling that did not exist at the time we acquired TappIn and that were not part of determining the intangible value of this customer relationship at that time.  We concluded it to be more-likely-than-not that the intangible asset arising from this customer relationship and the products it covered as they existed at the time we acquired TappIn were of nominal future value.  Accordingly, we reduced its value to zero on our balance sheet as of September 30, 2013, and recorded a corresponding expense for the 2013 quarter.

When we acquired TappIn, Inc. in December 2011, we recorded a deferred tax liability resulting our recording of the intangible assets described above as of the acquisition date for which there was no corresponding change in the tax basis of the TappIn common stock that we purchased.  The balance of this deferred tax liability was $1.2 million as of September 30, 2013.  Our reduction of the TappIn intangible assets to zero eliminated this deferred tax liability with a corresponding credit to federal income tax expense during the 2013 quarter.

Index

We evaluated the likelihood of the TappIn product lines achieving the revenue milestones by December 31, 2014, necessary for the contingent consideration described above to be paid.  We concluded it remote and more-likely-than-not that those revenue milestones would be achieved and that the contingent consideration would not have to be paid.  Accordingly, we have the TappIn earn out liability on our balance sheet to zero as of September 30, 2013 and recorded a corresponding credit to income during the 2013 quarter.

The effects of the above items on our financial results for the 2013 quarter are summarized as follows (amounts in $000’s):

Reduction of intangible assets:
Customer relationship	$(1,521)
Developed technology	(2,045)

Elimination of earn out liability	3,694

Net TappIn asset impairment and earnout liability elimination before taxes	128

Federal income taxes	1,213

Net TappIn asset impairment and earnout liability elimination after taxes	$1,341

Comparison of the Statement of Operations for the Three Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,
	2014	2013	$ Change
	(Thousands)
Total revenues	$6,490	$6,337	$153
Cost of revenues	277	250	27
Selling, general and administrative expenses	4,173	3,492	681
Research and development expenses	513	923	(410)
TappIn intangible asset impairment and earnout liability elimination	-	(128)	128
Depreciation and amortization	263	265	(2)
Total operating expenses	5,226	4,802	424
Income from operations	1,264	1,535	(271)
Other income (expense)	(11)	(39)	28
Net income before income taxes	1,253	1,496	(243)
Income tax expense (benefit)	471	(791)	1,262
Net income	$782	$2,287	$(1,505)

Revenue. We derive our revenue primarily from the following activities:

•
Software license revenue, which results from sales of our EFT suite of products and modules, CuteFTP, Mail Express and WAFS products and solutions, which we typically recognize at the time of product shipment.

•
Subscription revenues under a SaaS model from sales of our Managed Solutions, which include Managed Information Exchange, or MIX, Hosted Enhanced File Transfer, or Hosted EFT Server, and TappIn, which is typically recognized on a monthly basis as the services are billed over the contract period and which ranges from one to three years.

•
M&S revenue under contracts to provide ongoing product support and software updates to our customers who have purchased license software, which we typically recognize ratably over the contractual period, which is typically one year, but can be up to three years.

•
Professional services revenue, which includes a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, all of which are recognized as the services are performed and accepted by the client.

Index

 The components of our revenues were as follows ($ in thousands):

	Three Months Ended September 30,
	2014		2013

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$5,194	80.0%	$5,004	79.0%
Wide Area File Services	328	5.1%	291	4.6%
Professional Services	409	6.3%	412	6.5%
CuteFTP	212	3.3%	286	4.5%
Other	347	5.3%	344	5.4%
Total Revenue	$6,490	100.0%	$6,337	100.0%

Revenue by Type
Software licenses	$2,291	35.3%	$2,432	38.4%
M&S revenue	3,790	58.4%	3,493	55.1%
Professional services	409	6.3%	412	6.5%
Total Revenue	$6,490	100.0%	$6,337	100.0%

Our total revenue increased 2.4% in the 2014 quarter compared to the 2013 quarter. This increase were primarily a result of the changes we have made, and continue to make, in the sales, marketing and software engineering areas of our business as described further below. The changes in total revenue consisted of:

•
Increased revenue from our EFT, Wide Area File Services and other product lines as a result of focusing a substantial portion of our resources and efforts in these areas based on our assessment that they offer the highest potential for future revenue growth.

•
Decreased revenue from professional services due to us earning a significant portion of this revenue in 2013 under a contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We completed the terms of the final option year of the MAT contract in September 2013 such that we did not have revenue from this source after that time. During 2014, we have been able to replace a substantial portion of this MAT contract revenue with deliveries of our higher margin, commercial (non-government) professional services in conjunction with sales of our enterprise solutions and delivery of additional services to existing customers.

•
Decreased revenue from our CuteFTP product due to our strategy of allowing this product to produce incremental revenue to the extent possible without an investment of significant company resources in developing and marketing it.

The growth trend in license revenue that we experienced during the 2014 second quarter compared to 2013 second quarter did not continue in the 2014 third quarter compared to the 2013 third quarter due to our ongoing focus on making changes in our business that we believe will increase license revenue growth over the long term. The sales cycle for our enterprise products such as EFT and WAFS is inherently more complex and longer than that of our consumer products such as CuteFTP. The nature of the ongoing changes in our sales and marketing activities during the 2014 third quarter continued to focus on expanding our product reach through third-party resellers and on higher dollar value transactions with larger customers to achieve our objective of sustained revenue growth over the long-term.

M&S revenue continued its trend of increasing period-to-period. We are able to grow this revenue as a result of sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

Index

In order to achieve our goals, we have focused on improving our sales and marketing activities and our engineering efforts. With respect to our sales and marketing activities, those changes have included:

•  Increasing sales staff headcount as needed to address our markets.
•  Aligning our sales group to enhance its industry and geographic focus.
•  Implementing new sales and marketing campaigns.
•  Using third party search engine optimization experts to enhance our efforts in that area.
•  Recruiting industry channel partners and enabling them to sell our products through training and orientation programs.

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

While we are focused on increasing the rate of growth of all revenue, we are particularly focused on increasing our license revenue both in absolute terms and as a percentage of our total revenue. In particular, our goals include continuing a return to a consistent growth trend in software license revenue from our EFT products and solutions.  By renewing a consistent growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years. This pattern of activity can create a compounding effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase.

Revenue from our EFT suite of products and modules increased 4%. This increase resulted from the sales and marketing and software engineering initiatives described above. During 2014, we have released new version of our EFT platform which added several enhancements and capabilities as discussed further above under Software Products and Services.

The 13% increase in Wide Area File Services, or WAFS, revenue was primarily due to ongoing improvements we made and continue to make to this product to support it functioning more effectively and efficiently across a broader range of environments. These improvements have resulted in customers being able to use the WAFS product without encountering many of the legacy WAFS issues that were previously experienced. These improvements were included in WAFS Version 4.3 that we released in April 2014.

CuteFTP revenue decreased 26%. This decrease was primarily a result of our decision to focus most of our attention and resources on the EFT and WAFS product lines which we believe have a higher potential for future growth.

Professional services revenue declined 1%. In the 2013 quarter, we earned a significant portion of our professional services revenue under a contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We completed the terms of the final option year of the MAT contract in September 2013 such that we did not have this revenue from this source in the 2014 quarter. We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

M&S revenue in total for all product lines increased 9%. M&S revenue as a percent of our total revenue was 59% in the 2014 quarter and 55% in 2013 quarter. The increase in M&S revenue as a percent of total revenue for the 2014 quarter reversed a prior quarter trend of M&S revenue decreasing as a percentage of our total revenue.  The amount of M&S revenue continued to grow primarily due to our ongoing efforts to increase M&S contract renewal rates and the growing installed base of our software products in the marketplace. The installed base growth creates a compounding effect for M&S renewals. This effect is due to the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase. However, if sales of our on-premise, enterprise products were to decrease, then new sales of M&S contracts could decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. We believe an increase in M&S revenue is a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Other revenue increased by 2%.  We earn this revenue primarily from our Mail Express, MIX, Hosted EFT Server, and TappIn product and solution sales.  This increase was due to our continued sales and marketing programs designed to increase the penetration of these products in the marketplace. In particular, we released Mail Express Version 4 in February 2014 which was a driver of this growth. The amount of and variations in revenue from each of these product lines is not significant to our overall revenue profile at this time.

Index

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our internet bandwidth costs, hosted service expenses supporting delivery of our SaaS and cloud-based subscription solutions, expenses directly associated with professional services delivery and amortization of capitalized software development costs.  Cost of revenues increased 11% primarily due to the associated increase in our revenue.

Selling, General and Administrative.  Selling, general, and administrative expenses increased 21% primarily due to the new and enhanced sales and marketing initiatives described above in the discussion of our revenue trends. In particular, we increased our expenditures in the areas of sales lead generation and recruitment and enrollment of third-party resellers.

Research and Development.  The overall profile of our research and development activities was as follows (in thousands):

	Three Months Ended September 30,
	2014	2013
R&D expense	$513	$923
Capitalized software development costs	744	327
Total resources expended for R&D (non-GAAP measurement)	$1,257	$1,250

Research and development expenses decreased 44% from $923,000 in the 2013 quarter to $513,000 in the 2014 quarter primarily due to a $414,000 increase in capitalized software development costs due to enhanced product development programs resulting in a greater number of our software development projects having progressed to a stage of having a detailed program design or working prototype.  Capitalized software development costs are excluded from expenses at the time of capitalization but are included in expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

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

Other Expense, Net.  Other expense decreased due to lower interest expense resulting from the outstanding principal balance on our notes payable declining as we made the scheduled payments of principal and interest and the elimination of interest expense arising from those note payable after we repaid them in full during the 2014 quarter.

Income Taxes.  For the 2014 quarter, our effective tax rate of 37.6% differed from a federal statutory tax rate of 34% primarily due to:

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.

Index

•	State income taxes included in income tax expense in our financial statements.

For the 2013 quarter, our effective income tax rate of 53% differed from a federal statutory rate of 34% primarily due to:

•	Research and development tax credits that will be claimed on our federal income tax return.
•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.
•
The elimination of the deferred tax liability related to the TappIn intangible assets that were reduced to zero as described under TappIn Intangible Asset Impairment and Earnout Liability Elimination – Reduction of Amounts During the 2013 Quarter and 2013 Nine Months above.

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

Comparison of the Statement of Operations for the Nine Months Ended September 30, 2014 and 2013

	Nine Months Ended September 30,
	2014	2013	$ Change
	(thousands)
Total revenues	$18,903	$18,142	$761
Cost of revenues	679	782	(103)
Selling, general and administrative expenses	13,077	11,137	1,940
Research and development expenses	1,722	2,653	(931)
TappIn intangible asset impairment and earnout liability elimination		(128)
Depreciation and amortization	580	787	(207)
Total operating expenses	16,058	15,231	827
Income from operations	2,845	2,911	(66)
Other income (expense)	(58)	(130)	72
Net income before income taxes	2,787	2,781	6
Income tax expense	982	(404)	1,386
Net income	$1,805	$3,185	$(1,380)

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

Index

 The components of our revenues were as follows ($ in thousands):

	Nine Months Ended September 30,
	2014		2013

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$15,187	80%	$14,199	78%
Wide Area File Services	1,090	6%	959	5%
Professional Services	933	5%	1,237	7%
CuteFTP	686	4%	936	5%
Other	1,007	5%	811	4%
Total Revenue	$18,903	100%	$18,142	100%

Revenue by Type
License and other revenue except M&S	$6,789	36%	$6,752	37%
M&S revenue	11,181	59%	10,153	56%
Professional Services	933	5%	1,237	7%
Total Revenue	$18,903	100%	$18,142	100%

Our total revenue increased 4.2% in the 2014 nine months compared to the 2013 nine months. These increases were primarily a result of the changes we have made, and continue to make, in the sales, marketing and software engineering areas of our business as described further below. The changes in total revenue consisted of:

•
Increased revenue from our EFT, Wide Area File Services and other product lines as a result of focusing a substantial portion of our resources and efforts in these areas based on our assessment that they offer the highest potential for future revenue growth.

•
Decreased revenue from professional services due to us earning a significant portion of this revenue in 2013 under a contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We completed the terms of the final option year of the MAT contract in September 2013 such that we did not have revenue from this source after that time. During 2014, we have been able to replace a substantial portion of this MAT contract revenue with deliveries of our higher margin, commercial (non-government) professional services in conjunction with sales of our enterprise solutions and delivery of additional services to existing customers.

•
Decreased revenue from our CuteFTP product due to our strategy of allowing this product to produce incremental revenue to the extent possible without an investment of significant company resources in developing and marketing it.

M&S revenue continued its trend of increasing period-to-period. We are able to grow this revenue as a result of sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

In order to achieve our goals, we have focused on improving our sales and marketing activities and our engineering efforts. With respect to our sales and marketing activities, those changes have included:

•  Increasing sales staff headcount as needed to address our markets.
•  Aligning our sales group to enhance its industry and geographic focus.
•  Implementing new sales and marketing campaigns.
•  Using third party search engine optimization experts to enhance our efforts in that area.
•  Recruiting industry channel partners and enabling them to sell our products through training and orientation programs.

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

While we are focused on increasing the rate of growth of all revenue, we are particularly focused on increasing our license revenue both in absolute terms and as a percentage of our total revenue. In particular, our goals include continuing a return to a consistent growth trend in software license revenue from our EFT products and solutions.  By renewing a consistent growth in our EFT software license sales, we believe we will concurrently contribute to continued growth of M&S revenue because substantially all purchasers of our EFT software licenses also purchase an M&S contract which in turn also makes them candidates for M&S renewals in future years. This pattern of activity can create a compounding effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase.

Revenue from our EFT suite of products and modules increased 7%. This increase resulted from the sales and marketing and software engineering initiatives described above. During 2014, we have released new version of our EFT platform which added several enhancements and capabilities as discussed further above under Software Products and Services.

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

Professional services revenue declined 25%. In the 2013 nine months, we earned a significant portion of this professional services revenue under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program. We completed the terms of the final option year of the MAT contract in September 2013 such that we did not have this revenue from this source in the 2014 nine months. We believe we can offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services as we increasingly bundle those services with new sales of our enterprise solutions and as we deliver additional services to existing customers.

M&S revenue in total for all product lines increased 9%.  M&S revenue as a percent of our total revenue was 59% in the 2014 nine months and 56% in 2013 nine months. Our M&S revenue growth and its resulting percentage of our total revenue are primarily due to our ongoing efforts to increase M&S contract renewal rates, the growing installed base of our software products in the marketplace and the decline in software license revenue in some of our recent periods. The installed base growth creates a compounding effect for M&S renewals. This effect is due to the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this compounding effect to continue to grow, even as we potentially increase software license revenue in future periods. As our enterprise products become a larger portion of our total revenues, we believe M&S revenues will continue to increase. However, if sales of our on-premise, enterprise products were to decrease, then new sales of M&S contracts could decrease as well given the typical bundling of M&S contracts with enterprise software solution sales. We believe an increase in M&S revenue is a positive indicator of our customers’ ongoing satisfaction with our products purchased in past years.

Other revenue increased by 25%.  We earn this revenue primarily from our Mail Express, MIX, Hosted EFT Server, and TappIn product and solution sales.  This increase was due to our continued sales and marketing programs designed to increase the penetration of these products in the marketplace. In particular, we released Mail Express Version 4 in February 2014 which was a driver of this growth. The amount of and variations in revenue from each of these product lines is not significant to our overall revenue profile at this time.

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our internet bandwidth costs, hosted service expenses supporting delivery of our SaaS and cloud-based subscription solutions, expenses directly associated with professional services delivery and amortization of capitalized software development costs.  Cost of revenues decreased 13% primarily due to third party labor costs incurred during the 2013 nine months associated with our delivery of professional services under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program not being incurred in the 2014 nine months due to us completing this work in periods subsequent to the 2013 nine months.

Index

Selling, General and Administrative.  Selling, general, and administrative expenses increased 18% primarily due to the new and enhanced the sales and marketing initiatives described above in the discussion of our revenue trends. In particular, we increased our expenditures in the areas of sales lead generation and recruitment and enrollment of third-party resellers.

Research and Development.  The overall profile of our research and development activities was as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
R&D expense	$1,722	$2,653
Capitalized software development costs	2,028	686
Total resources expended for R&D (non-GAAP measurement)	$3,750	$3,339

Research and development expenses decreased 35% from $2.7 million in the 2013 nine months to $1.7 million in the 2014 nine months primarily due to:

•
A $1.4 million increase in capitalized software development costs due to enhanced product development programs resulting in a greater number of our software development projects having progressed to a stage of having a detailed program design or working prototype.  Capitalized software development costs are excluded from expenses at the time of capitalization but are included in expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

Offset by:

•	A $368,000 increase in the costs of our personnel and third-party contractors due to ongoing development of our EFT products and work to upgrade the performance of our WAFS product.

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

Depreciation and Amortization.  Depreciation and amortization expense decreased 36% primarily due to amortization expense relating to the TappIn intangibles in the 2013 nine months for which there was no similar expense in the 2014 quarter due to the TappIn intangibles being reduced to zero in periods subsequent to the 2013 nine months.

Other Expense, Net.  Other expense decreased due to lower interest expense resulting from the outstanding principal balance on our notes payable declining as we made the scheduled payments of principal and interest and the elimination of interest expense arising from those note payable after we repaid them in full during the 2014 nine months.

Income Taxes.  For the 2014 nine months, our effective tax rate of 35.2% differed from a federal statutory rate of 34% primarily due to:

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.

Index

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements.

For the 2013 nine months, our effective income tax rate of 30.1% differed from a federal statutory rate of 34% primarily due to:

•	Research and development tax credits that will be claimed on our federal income tax return.
•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.
•
The elimination of the deferred tax liability related to the TappIn intangible assets that were reduced to zero as described under TappIn Intangible Asset Impairment and Earnout Liability Elimination-Reduction of Amounts During the 2013 Quarter and 2013 Nine Months above.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements.

The research and experimentation tax credit, or R&D tax credit, has not been enacted by legislation for 2014. Accordingly our financial statements for the 2014 nine months do not include any effects of an R&D tax credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not utilized derivative financial instruments or derivative commodity instruments. We do not expect to employ these or other strategies to hedge market risk in the foreseeable future. We may invest our cash in money market funds which are subject to minimal credit and market risk. We believe that the interest rate risk and other relevant market risks associated with these financial instruments are immaterial.

During the nine months ended September 30, 2014, approximately 29% of our sales came from customers outside the United States. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

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

GLOBALSCAPE, INC.

November 13, 2014	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer