Form 10-K
period 2014-12-31
GLOBALSCAPE INC
filed 2015-03-30
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
☐ Yes   ☒ No

As of June 30, 2014, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $31,163,000 based on the closing sale price as reported on the NYSE MKT.

As of March 13, 2015, there were 20,738,636 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on May 14, 2015, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, CuteSendIt®, Mail Express® and  SMS PASSCODE® are registered trademarks of GlobalSCAPE, Inc.

Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, Enhanced File Transfer™, Managed Information Xchange™, MIX™, Hosted Enhanced File Transfer Server™, EFT Server™, CuteFTP Lite™, CuteFTP Home™, Secure Ad Hoc Transfer™, SAT™, Total Path Security™, Enhanced File Transfer Server™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, GlobalSCAPE Securely Connected™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, WTC™, appShield™ and Content Integrity Control™ are trademarks of GlobalSCAPE, Inc.

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

“B2B” means business-to-business.

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

Our Enhanced File Transfer, or EFT, solutions are currently our primary product. These “server side” solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide small and medium-sized businesses, or SMB’s, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities.

Our Wide-Area File Services, or WAFS, software product uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, which allows users to access their data at higher speeds than possible with alternate approaches. We believe this technology enables collaboration at greater efficiency levels than solutions available from our competitors or with native operating system connectivity.

Our Mail Express product offers managed e-mail attachment solutions for information sharing. We believe our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail.

CuteFTP was our original product.  It is a file transfer program used mostly by individuals and small businesses that was first distributed in 1996 over the Internet. It remains popular today and generates revenue for us at a relatively low cost.

We also offer, both directly and through our partners, our software products in both a software-as-a-service, or SaaS, and cloud-based subscription solutions for information sharing. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.   We believe that our managed, cloud-based subscription solutions could become a larger part of our future revenue because these solutions provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. We have the capability to deliver these services in North America as well as internationally in Europe and Latin America.

We began serving the secure content mobility market with the acquisition of our TappIn solutions in 2011. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content. We believe that the inclusion of secure content mobility capability in our portfolio, and specifically the introduction of the capability to enterprise-level organizations, will contribute to the future growth of our business due to the continuing adoption of tablet computers and smartphones.

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2014:

-	Info Security Product Guide Global Excellence Gold and Bronze Awards.
-	CISCO Developer-Preferred Solution Award.
-	Named as one of the best companies to work for in Texas for the fifth year in a row, ranking us #22 in the small size category by Texas Monthly.
-	Named one of the best places to work in the information technologies small business category by Computerworld for the third time.
-	Named as one of San Antonio’s top employers in the Top Workplaces survey conducted by the San Antonio Express-News.

•	In 2013:

-	Named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers for the third year in a row.
-	Listed in the highest ranking category of “Champion” in Info-Tech Research Group’s Vendor Landscape Report for managed file transfer for the second year in a row.
-	Recognized by the San Antonio Business Journal for fast growth in revenue for the second consecutive year and as a top-ranked, public company based on revenue growth.

GlobalSCAPE was incorporated in Delaware in 1996.  Our address is 4500 Lockhill-Selma Road, Suite 150, San Antonio, Texas 78249. Our phone number is (210) 308-8267.

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

High-profile and large scale data breaches at major retailers, along with systems at large organizations and government agencies being accessed in an unauthorized manner, have created a heightened awareness of the vulnerability of critical and confidential data. As a result, attention at an unprecedented level is being paid to the security and integrity of systems that store and transfer data electronically. In many cases, this emphasis involves assessing the adequacy of the security, reliability and accountability provided by existing MFT systems.

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

Markets for MFT and secure remote access grew from mainstream adoption of the Internet, the subsequent exponential growth in data and information sharing, and the growing realization that information is a significant business currency requiring appropriate security, management, auditing, and reporting, and is also subject in many cases to regulatory and privacy requirements. Similarly, the cloud services market arose from recognition that the Internet allows ubiquitous, global access to data and information services. By leveraging Internet technologies and delivering services through appropriately secured and managed shared resources, cloud-based solutions allow businesses and other organizations to achieve economies of scale and greater operational agility. Cloud solutions also can support individual consumer needs for information access and sharing at affordable costs. Secure content mobility solutions provide these same benefits but extend the information delivery model to and from the broadest range of network-enabled devices, including smartphones and tablets.

Our primary industry is known as managed file transfer. The MFT industry has its technical origin in the file transfer protocol, or FTP.  FTP dates back to 1980 (RFC 765, later superseded by RFC 959), with even earlier RFCs guiding prior attempts to establish standards for file transfer protocols. The use of file transfer protocols increased dramatically with the explosive growth of the Internet and the World Wide Web during the 1990s. The MFT industry arose from recognition that FTP, alone, does not provide adequate security and management capabilities for file transfers. MFT solutions offer a greater degree of security and control than FTP. Features available in MFT solutions include integrated security, auditing capabilities, performance monitoring, and reporting. The MFT industry includes low cost, or even free, solutions that offer basic capabilities. However, we believe businesses and even individuals require more advanced solutions that provide scalability, enhanced security options, automated workflow, dedicated maintenance and support, and other features that facilitate high-confidence, secure and cost effective file transfers.

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

The secure content mobility market has emerged from a confluence of the same primary market forces that drove demand for MFT and cloud services, with those forces magnified by the exponential, worldwide proliferation of mobile devices. We believe secure content mobility solutions will become increasingly necessary to allow business and consumers to securely access and share data, potentially across multiple network-enabled devices to include smartphones and tablets. We also believe the content delivery model will include solutions like TappIn that provide access directly to and from on-premises or personal devices, with those solutions possibly interoperating with cloud-based data repositories.

Strategy

We intend to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange. From our perspective, fully addressing this need for secure information exchange requires consideration of capabilities beyond traditional MFT, including the sharing of content between both people and businesses, work group collaboration, access to content outside the data center, business-to-business partner enablement, electronic data interchange, integration between systems and information, solution-wide governance, and advanced visibility including analytics, dashboards, and transaction-level control. We believe we must consider ongoing, fundamental changes in customer technologies and processes, such as the rapidly increasing use of mobile devices and “bring your own device”, or BYOD, activities in the workplace.

We continually evolve our strategic focus based on our vision for product innovation and development, our assessment of visibility to and demand for our products in the marketplace and our evaluation of desired approaches for selling and delivering our products.  For 2015, our strategic focus consists of:

•	Continuing innovation of core products and introducing enhanced collaboration and sharing tools.

•	Enhancing marketing programs to expand solution awareness.

•	Leveraging and expanding third party, channel distribution partnerships.

Continuing Innovation of Core Products and Introduction of Enhanced Collaboration and Sharing Tools

Gartner Inc., a notable industry analyst, and International Data Corporation have stated that the annual MFT market is in excess of $700 million. We are a leader in MFT products and services. In both 2013 and 2012, we achieved one of the highest ratings in the Managed File Transfer Vendor Landscape Report from Info-Tech Research Group by being designated a “Champion” in its Vendor Landscape matrix. Info-Tech Research Group evaluated criteria such as strategy, viability, sales and support reach, and channel partner programs. Their evaluation of our strategy garnered one of the highest possible scores due in part to our secure content mobility solutions. Also playing a role in our rating was the assessment of our EFT Enterprise Edition, one of our primary MFT solutions. EFT Enterprise Edition was commended for its ability to meet advanced security requirements, its flexible deployment options and our responsive customer support. We also received the highest marks for our available features and flexible system architecture. In addition, we also were positioned in the leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer in the latest years for which Gartner published this magic quadrant. We have added adjacent-market capabilities, such as business automation and business activity monitoring, to the EFT software using our modular solution architecture. These capabilities are helping underpin the consistent growth in revenue from the EFT solution suite.

Our Mail Express solution was recognized by Info Security Products Guide as a “Global Excellence Award” winner in the Email Management and Security category in 2012 and by Network Products Guide as a Best Products and Services winner in the Email, Security and Management Category in 2013. We believe strengthening our ad hoc file transfer solutions remains a key strategy element. We intend to pursue solution enhancements in this area in future periods. Our secure content mobility competencies provide another potentially compelling complement to traditional MFT capabilities, including ad hoc file transfer solutions. We regard secure content mobility potentially as a unifying concept for our solution portfolio given the central position and importance of content (i.e., data and information) in the market drivers for our solutions. We intend to further integrate our solution capabilities, for example as demonstrated by the integration in 2013 of Mail Express functionality as a module within the EFT solution suite, to take advantage of potential synergies and strengths across our solution portfolio, while also possibly simplifying our marketing and sales processes.

With MFT capabilities increasingly being integrated into B2B gateways, data integration, service oriented architecture, and other technical solutions, the need to keep evolving our solutions and entering adjacent markets also is clear. We continue to believe the market will shift toward consideration of traditional MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes. Placing our MFT offerings in a unified framework that provides comprehensive solutions to our clients’ information exchange requirements in a secure manner, while enabling users to perform their duties wherever and whenever needed, will be a key strategic element to further establish GlobalSCAPE’s market leadership in the broader markets. Key features such as collaboration, integration of disparate capabilities and systems into the MFT framework, and enhanced application support around the edge of MFT will increase client value and expand revenue opportunities.

We have allocated significant resources in recent years to enhancing our existing products and developing new solutions. This strategic focus has delivered additional features and functionality in our EFT, WAFS and Mail Express solutions, our MIX and Hosted EFT cloud-based offerings, our secure content mobility products and our professional services. We intend to maintain our focus on developing our solution portfolio and, as appropriate, enhancing our existing solutions.

Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisitions. We maintain an active research and development program and work closely with partners and others in the industry to identify new solution opportunities.

One of our primary areas of focus for enhancing the existing solutions is to establish a framework of capabilities that our clients can use to address all of their secure information exchange requirements.  Aligning the solutions by capability rather than just as a specific application, our clients can choose which parts of the solution they wish to use and can add capabilities across the product lines that work together and can grow over time.  This approach will allow us not only to satisfy the needs of clients who are new to GlobalSCAPE but also to expand coverage within our existing client base. This process will involve advancing the capabilities of each of the product lines by frequently integrating functionality from one product to expand capabilities in another.  It may also involve adding new capabilities that do not currently exist in the product lines to fulfill the client needs of the broader software portfolio including enhanced collaboration features to existing products as well as on-premises options for secure content mobility.

We believe the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth of tablet computers and smartphone sales and their increasing adoption by business users. While storing and accessing data in a cloud environment is viable in many circumstances, we believe there also is a significant demand in the marketplace for the ability to access data in a manner similar to that offered by cloud computing but with the data being accessed and stored within the security of computers, servers or data centers owned by or dedicated solely to a particular individual or enterprise, rather than in the cloud. Many of our customers already using our EFT solution and other products have expressed a desire to have the flexibility to access their data from anywhere using a tablet computer or smartphone with security protocols at least equivalent to that offered by our EFT software and other products within our portfolio. Our secure content mobility technology potentially can provide or contribute to that functionality. Therefore, we intend to expand and enhance these capabilities and appeal for enterprise customers including merging the legacy SaaS technology and functionality with our other MFT capabilities to create an enterprise content mobility solution.

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

Enhancing Marketing Programs to Expand Solution Awareness

We will continue to emphasize ongoing initiatives to elevate our product and corporate profiles and awareness under the GlobalSCAPE brand. The transformation of our product lines into a more comprehensive solution architecture will continue to elevate this brand awareness with larger enterprises while still serving the needs of our traditional clients.  We will use internal resources as well as outside marketing, communications and investor relations professionals to support this work.

Until recently, our marketing efforts used a more traditional inbound, demand capture model based primarily on using paid search engines on the internet. Going forward, we will emphasize a multi-channel, go-to-market model leveraging the latest methods applied across multiple platforms including social media, channel partner events, industry thought-leadership exposure and trade journal placements. We will continue to invest in marketing efforts that produce verifiable results that grow our pipeline for both incremental sales to new clients and follow-on opportunities with our existing customers.  We intend to participate in analyst briefings and investor conferences to increase our recognition within the investor and analyst communities. We have revised, and will continue to enhance, our website, logos, and other areas to more prominently emphasize our corporate brand. Through these activities both directly and combined with the efforts of our world-class channel partners, we believe we will establish a more consistent, recognizable brand that may better support future growth and market visibility.

From the perspective of a human capital brand, we believe we have continued to grow our brand through additional national and regional attention resulting from the numerous corporate awards we have received including:

•	In 2014:

-	Info Security Product Guide Global Excellence Gold and Bronze Awards.
-	CISCO Developer-Preferred Solution Award
-	Named by as one of the best companies to work for in Texas for the fifth year in a row, ranking us #22 in the small size category by Texas Monthly.
-	Named one of the best places to work in the information technologies small business category by Computerworld for the third time.
-	Named as one of San Antonio’s top employers in the Top Workplaces survey conducted by the San Antonio Express-News.

•	In 2013:

-	Named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers for the third year in a row.
-	Listed in the highest ranking category of “Champion” in Info-Tech Research Group’s Vendor Landscape Report for managed file transfer for the second year in a row.
-	Recognized by the San Antonio Business Journal for fast growth in revenue for the second consecutive year and as a top ranked public companies based on revenue growth.

Leveraging and Expanding Third-Party Sales Channel Reseller Relationships

GlobalSCAPE conducts business with thousands of organizations around the world. We provide solutions to some of the world’s largest manufacturers, distributors, banks, insurance companies, healthcare providers, automakers, film companies and technology providers. Given the breadth and depth of these market opportunities, the effectiveness of a direct sales approach using only our in-house personnel to sell our products is limited by the number of qualified sales people we can hire and the number of prospective clients to whom they can present our products.

By utilizing and expanding our third-party sales channel relationships, we believe we can leverage the already-installed base of sales people in place in those companies. In addition to exposing our products to hundreds, and potentially thousands, of sales people employed by those third-party resellers, our products can benefit from proven sales programs and methodologies in those organizations that are financed and supported by those selling partners.  We believe operating an aggressive channel reseller program will provide an opportunity for our products to be presented to a notably larger number of potential buyers and in a more rapid fashion than if we attempted the same effort using only our direct salespersons.  We will continue to expand and enhance our existing channel relationships while at the same time identifying and engaging additional channel partners. Using this approach, we believe we can achieve, in the foreseeable future, a level of exposure for our products in the marketplace that would probably take several years for us to accomplish on our own.

We believe this channel sales program will help us establish a lower-touch delivery model through which we train these partners to sell and distribute our solutions and provide them sales and marketing tools to support that effort. We utilize this approach to reduce our overall cost of marketing and selling our solutions in areas where it would be costly to establish a presence with our own employees. To facilitate this approach, we host channel partner conferences to provide a forum for exchanging ideas and delivering partner-specific sales education and training. Additionally, channel partners supplement our own demand generation efforts and provide access to client bases that previously would not have been available to us.

Historically, a notable portion of our revenue has been derived from sales by our direct sales force.  Our strategy is to increase revenue beyond historical trends by focusing on and expanding third-party channel reseller relationships.

Software Products and Services

Managed File Transfer Solutions (On Premises and Cloud-based)

Our MFT products and solutions allow customers to move large files and large numbers of files securely. We facilitate management, monitoring, and reporting on the file transfers and deliver advanced workflow capabilities to move data and information into, out of, and throughout an enterprise.

EFT Standard and Enterprise Editions

We earn most of our software license revenue from sales of our suite of EFT products and solutions. These “server side” solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide SMBs, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. During 2014, we have released new versions of our EFT platform which added several enhancements and capabilities including, among others:

•	Active-active high availability, or HA, which maximizes uptime and performance of critical information technology systems.
•	Enhanced compatibility of WTC file transfers through HTML5 support in addition to the existing Java Runtime Environment.
•	Increased scalability and business continuity with more flexible, uninterrupted file transfer service.

•	Improved facilitation of PCI DSS version 3.0 compliance with updates to security components, such as PGP and AS2.
•	Addition of new Content Integrity Control providing an Internet Content Adaptation Protocol (ICAP) connector to anti-malware scanners and data loss prevention (DLP) solutions.
•	Integration with SMS PASSCODE for Mobile-Based 2 Factor Authentication.

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

Cloud-Based MFT

We have agreements with third-party hosting providers under which we deliver cloud-based, managed file transfer solutions (MIX, Hosted Mail Express, and Hosted EFT) for the secure exchange of business-to-business data, including large files and sensitive data. Our cloud-based solutions allow customers to outsource all or part of their complex and demanding information exchange needs to reduce costs, improve operational efficiencies, track and audit transactions, and provide a greater level of security.

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

CuteFTP

CuteFTP is a ‘“client side” software product, installed on a user’s local computer that enables file transfers from or to a file transfer server. The target market for the CuteFTP product includes, among others, corporate IT professionals who use it to transfer data between locations via the internet and individual website operators who use it to upload their web pages to their web hosting provider.

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

Version 9 simplified our CuteFTP product line by consolidating all the features of our previous multi-product CuteFTP product line for Windows operating systems into this single version. We continue to offer CuteFTP Version 3.1 software for Mac platforms. We believe current versions of CuteFTP appeal to users wanting features more robust than offered in free alternatives such that it will be a product competitive in the marketplace for the foreseeable future.

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

Our WAFS Version 4.3, released in April 2014, improved the performance of various WAFS features such as file-based filters, accessing folders that contain a large number of files, and file copying processes. Our latest WAFS Version 4.4 released in September 2014 incorporated several upgrades including:

•	Support for Windows Server 2012 R2.
•	Improved performance.
•	Enhanced reporting.
•	Greater driver stability.
•	Faster and more reliable collaboration and multi-user access to files.

We believe WAFS will be competitive in the marketplace for the foreseeable future as a product for file sharing, collaboration, and replication solution over multiple sites

Managed E-mail Attachment Solution

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

During 2014, we introduced new Mail Express features and versions that included:

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

Secure Content Mobility Solution

Our secure content mobility solutions provide the ability to easily and securely connect to and share documents, pictures, videos and music anytime, anywhere while minimizing the storage of data in the cloud and the associated security and privacy concerns. From the office, at home, or on the road, customers can connect to and access their files, stored in multiple locations, using any web browser and most internet-enabled tablets, smartphones and similar mobile devices. With these solutions, users can minimize uploading and/or syncing to a cloud storage location and eliminate the need to pay for additional cloud storage. Instead, our products securely leverage the user’s existing in-house storage devices (such as a desktop computer, in-house network servers or network-attached storage devices), allow sharing of large files, and provide encryption to safeguard content.

These solutions incorporate elements of on-premises software, cloud and SaaS delivery models. Unlike other remote access products that can consume significant amounts of storage capacity on a smartphone or tablet, we make content available through a secure pathway that gives users access to files on their existing in-house storage devices without having to download those files to their mobile device. This delivery method not only saves storage space on the mobile device but also ensures content remains secure and private on the user’s existing in-house storage devices without being required to upload files to a cloud repository as is required by competitive products.

We believe secure content mobility is a rapidly emerging, central feature of the markets we serve. We believe growth in smartphone and tablet sales and adoption, combined with rapid growth in retained content and BYOD expectations, potentially will drive strong revenue growth in this market segment particularly in the enterprise space. In order to capitalize on these trends, our emphasis continues to be on extending the TappIn technology and functionality with our existing enterprise capabilities to create a secure enterprise content mobility solution.

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

Our websites were recently redesigned and provide an effective means of facilitating certain post-sale customer support functions. To facilitate self-help for common inquiries and issues, we provide free self-service support via searchable knowledge bases on our websites. We also sell maintenance and support plans to customers requiring assistance from our support services team.

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

Our reseller and distributor relationships allow us to leverage those third-party resources to increase our market penetration. We have established such relationships throughout the world and across industry lines. In particular, we are focusing on growing our domestic reseller channel.

We offer our TappIn solutions for trial and subscription activation from our websites. Prospective subscribers may use the TappIn service for free during an evaluation period. At the end of the evaluation period, the TappIn service is automatically downgraded to a limited feature and functionality status unless the prospective customer activates a paid subscription.

Our marketing efforts focus on building brand awareness and capturing demand for our solutions.  We take a three-pronged approach that includes a blend of digital, field and channel marketing.  Through our digital marketing initiatives, we have reduced our reliance on online paid advertising by conducting ongoing search-engine optimization to enhance our ranking for particular key words in natural search results of major search engines.  As a result, we are able to more heavily invest in outbound targeted campaigns that more effectively reach the right audience with white papers, case studies and competitor comparisons.  In addition to attending key industry trade shows, we are enhancing our field marketing initiatives by increasing our presence at regional product and trade shows specifically targeting audiences in the mobility and security markets. We are increasing our investment in channel marketing through programs designed to recruit and enable our target partners in a manner that creates joint initiatives that drive demand through them for our products.

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

We derive a significant portion of our revenue from risk averse and heavily regulated commercial customers in North America, Europe and Latin America. Our primary commercial vertical markets include finance, health care, energy, retail, manufacturing, and engineering. We also have a customer base in the local, state, and federal government spaces. We continue to pursue additional government business by leveraging our certifications and industry validations.

Seasonality

Our products are marketed to individuals as well as large organizations. As a result of this mix within our customer base, we typically have not experienced significant seasonality in our sales other than a typical modest decline from time-to-time in first quarter sales as compared to sales in the preceding fourth quarter. We believe this sales profile is related to our continued growth as an enterprise solution provider operating in an environment where first quarter sales possibly slow as prospective customers begin to execute their business activities, including purchases of our solutions, in accordance with new-year budgets and plans.

Network and Equipment

We have contracted with various Tier 1 internet services providers.  Our arrangements provide for redundancy in the event of a failure and for expansion of available bandwidth in the event there is a dramatic increase in demand.  To protect critical customer data, our online shopping cart utilizes SSL encryption. We maintain technical and physical measures and procedures compliant with the PCI DSS. We use a certified Approved Scanning Vendor for security scans and PCI scan attestation.

We have dedicated servers on and off site and expansion plans in place to allow rapid and cost effective scalability.  Our offsite servers and data backup procedures provide a warm backup to our onsite servers for contingency purposes.  The backups are performed in accordance with our disaster recovery plan.

Research and Development

The technology industry is characterized by rapid technological change in computer hardware, operating systems and software. Our customers’ requirements and preferences rapidly evolve, as do their expectations of the performance of our software. To keep pace with these changes, we maintain an ongoing program of new product development to remain competitive and to address demands in the marketplace for our products.

Our internal software engineers are responsible for creating and building our software products. They do so by combining their expertise with input from our sales, marketing and product development groups as to market trends and needs. Our software engineers design and write software and manage the testing and quality assurance of that software. We refer to these collective activities as research and development or R&D.  We utilize third-party software developers both domestically and overseas working under our supervision to supplement our software engineers. Using these external software developers in a strategic manner allows us to access highly-skilled labor pools, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

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

Our R&D expenditures profile has been as follows ($ in thousands):

	Year ending December 31,
	2014	2013	2012
R&D expenditures	$5,030	$4,665	$3,861
R&D expenditures expensed	2,183	3,766	3,531
R&D expenditures capitalized	2,847	899	330

The majority of our R&D expenditures relate to our EFT Standard and Enterprise Edition products with the remainder related to our other products collectively. We expect to continue to increase our research and development spending in future years as we focus on improving our current products and introducing new products.

Competition

The file management, content management and Web development software market sectors are intensely competitive, subject to rapid change, and significantly affected by new product introductions and other activities of market participants.  Our primary competitors vary by product.

The software industry has limited barriers to entry. The availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The software market is characterized by vigorous competition in each of the vertical markets in which we compete both from existing competitors and by entry of new competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies and the possibility that competitors in one vertical segment may enter other vertical segments that we serve. In addition, some of our competitors in certain markets have greater financial, technical, sales and marketing and other resources than we do. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business. See “Risk Factors – Risks to Our Operations” for further discussion of risks regarding competition.

We believe that our future results depend largely upon our ability to better serve customers by offering new products, including mobile computing products, whether by internal development or acquisition. We also believe we must continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, continuing product enhancements, reputation, price and training.

There is limited information regarding the market shares of our solutions in their respective categories.  Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do.  Significant competition characterizes the markets for our traditional MFT products. We anticipate we will continue to face increasing pricing pressures from competitors in the future. Given there are low barriers to entry into the software market and the market is subject to rapid technological change, we believe that competition will persist and intensify in the future.  For more discussion on the risks associated with our competition, see “Risk Factors — Risks Related to Our Operations”.

EFT Standard Edition.  EFT Standard Edition competes against a limited number of secure, Windows-based FTP servers.  We believe our primary competitors are products sold by Ipswitch, SolarWinds/Serv-U, and JSCAPE.  EFT Standard Edition has the advantage of leveraging the success of CuteFTP through product integration, offering proprietary extensions to the FTP protocol, and cross-marketing efforts to an existing customer base. EFT Standard Edition also benefits from being part of our EFT platform, which includes add-on modules, including the DMZ Gateway solution, and an upgrade path to EFT Enterprise Edition.

EFT Enterprise Edition.  EFT Enterprise Edition competes in the managed file transfer server market.  We believe our primary competitors are Axway, Ipswitch, IBM-Sterling and Tibco (including through their acquisition of Proginet).  EFT Enterprise Edition has the advantage of being very cost effective in its market and allowing customers to flexibly evolve their MFT implementation by procuring add-on modules such as our DMZ Gateway and Advanced Workflow Engine solutions.

CuteFTP.  CuteFTP exists in a highly competitive environment with numerous FTP software utilities available on the Internet for both the personal and professional user.  CuteFTP is positioned as one of the only secure FTP client programs that support a wide range of security standards related to the FTP protocol. We believe our primary competitors are consumer file transfer solutions sold by Ipswitch, SolarWinds/Serv-U and Van Dyke Software, Inc.  CuteFTP was an early Windows-based FTP client to market and is consistently among the most frequently downloaded FTP clients on popular download sites.  CuteFTP Mac, our FTP client for the Macintosh platform, competes with products offered by Fetch Softworks, Interachry, Nolobe Software Pty Ltd, and Panic, Inc.

WAFS.  WAFS competes in the Wide Area File Services/Storage market.  We believe our primary competitors are Panzura, Peer Sync, Riverbed and Cisco, each of whom is delivering proprietary appliances.  We believe that WAFS has the advantage of being a software-only solution which leverages corporate infrastructure and minimizes the total cost of ownership.

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

Cloud-based Managed Solutions for Secure Information Exchange. Our MIX and Hosted Enhanced File Transfer solutions compete with MFT SaaS solutions.  We believe our primary competitors are Ipswitch, Axway, IBM-Sterling, Thru, Inc. and Accellion.   MIX and Hosted Enhanced File Transfer have the advantage of leveraging cost effective, secure hosting and cloud infrastructures, as well as Enhanced File Transfer management services provided by GlobalSCAPE’s experts.

TappIn.  The TappIn solution has direct competitors such as PogoPlug and FileTek. In addition, TappIn competes for mindshare in the market with pure-play cloud data repositories like Dropbox and Box and with computer remote control solutions such as Citrix Systems (GoToMyPC) and LogMeIn.

Governmental Regulation

Export Control Regulations.  All of our products are subject to U.S. export control laws and applicable foreign government import, export and/or use requirements.   The level of control generally depends on the nature of the goods and services in question. For example, the level of control is impacted by the nature of the software and encryption incorporated into our products.  Where controls apply, the export of our products may require an export license or authorization or that the transaction qualifies for a license exception or the equivalent, and may also be subject to corresponding reporting requirements.  For the export of some of our products, we may be subject to various post-shipment reporting requirements.  Minimal U.S. export restrictions apply to all of our products, whether or not they perform encryption functions.   Additionally, because we are a Department of Defense contractor, there are certain registration requirements that may be triggered by our sales.  In addition, certain of our items and/or transactions may be subject to the International Traffic in Arms Regulations (ITAR) if our software or services are specifically designed or modified for defense purposes.  Companies engaged in manufacturing or exporting ITAR-controlled goods and services (even if these companies do not export such items) are required to register with the U.S. State Department.

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

Privacy Laws.    As our business evolves to incorporate more cloud and SaaS solutions, we will receive, transmit, and store a greater volume and diversity of information. As a result, we may be subject to various federal and State regulations regarding the protection of personally identifying information. Applicable laws may include, without limitation, federal laws such as the GLBA and HIPAA, as well as state and regulations in the U.S. and as international laws and regulations including the European Union Data Privacy Directive. In the event our systems are compromised by an unauthorized party, many of these privacy laws require that we provide notices to our customers whose personally identifiable data we reasonably believe may have been compromised. To mitigate the risk of compromised information, we use encryption and other security to protect our databases.

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

Our trademarks and copyrights are central to our business. We have the following trademarks in the United States:

•	GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, CuteSendIt®, Mail Express® and SMS PASSCODE® are registered trademarks of GlobalSCAPE, Inc.
•
Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, Enhanced File Transfer™, Managed Information Xchange™, MIX™, Hosted Enhanced File Transfer Server™, EFT Server™, CuteFTP Lite™, CuteFTP Home™, Secure Ad Hoc Transfer™, SAT™, Total Path Security™, Enhanced File Transfer Server™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, GlobalSCAPE Securely Connected™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, WTC™, appShield™ and Content Integrity Control™ are trademarks of GlobalSCAPE, Inc.

•	TappIn® and TappIn and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.
•	TappIn Secure Share ™, Social Share ™, -Now Playing ™, and Enhanced A La Carte Playlist™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

In addition to the United States trademarks listed above, we have trademarks registered in Canada and the European Union for GlobalSCAPE and a registration for TappIn in China. We have obtained United States copyright registrations for all but the most recent versions of our software applications.  We have two patents in the U.S.

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

Employees

As of March 13, 2015, we had 105 full-time employees and 0 part-time employee organized as follows:

Number of
Department	Employees
Sales and Marketing	30
Engineering	31
Professional Services	11
Customer Support	15
Management and Administration	18
Total	105

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

Revenue from maintenance and support services, or M&S, we provide our customers comprised 56%, 57% and 49% of our total revenue in 2014, 2013 and 2012, respectively. We earn M&S revenue from new M&S contracts, typically sold with new software licenses, and from renewals of such contracts. Any reduction in the number of new software licenses that we sell, or a reduction in sales of associated initial M&S contracts, therefore may have a long-term negative impact on our future M&S revenue, even if our customers continue to renew M&S contracts at historical rates. This situation, in turn, would impact our business and harm our financial results.

Our customers have no obligation to purchase M&S with their initial software license or renew their M&S contract after the expiration of their initial M&S period, which is typically one year.  Our customers’ purchases of M&S, and our renewal rates, may decline or fluctuate as a result of a number of factors, including the overall global economy, the health of their businesses, and the perceived value of the M&S program.  If our customers do not purchase M&S with their initial software license or renew their M&S contract for our products, our M&S revenue will decline and our financial results will suffer.  In addition, customers are generally entitled to reduced annual maintenance fees for entering into long-term maintenance contracts, i.e. those contracts with a term longer than one year. Declines in our license bookings, increases in the proportion of long-term maintenance contracts and/or increased discounting could lead to declines in our maintenance revenue growth rates. Should customers migrate from systems and applications which our products support, utilize alternatives to our products, including solutions offering free maintenance, or become dissatisfied with our maintenance services, increased cancellations could lead to declines in our maintenance revenue.

A substantial portion of our quarterly M&S revenue is attributable to M&S agreements entered into during previous quarters.  As a result, if there is a decline in renewed M&S agreements in any one quarter, only a small portion of the decline will be reflected in our M&S revenue recognized in that quarter and the remainder will be reflected in our M&S revenue recognized in the following four quarters or more and in a decrease in deferred revenue on our balance sheet.  For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our ability to sell our products is highly dependent on the quality of our support and services offerings. Our failure to offer high-quality support and services could have a material and adverse effect on our business and results of operations.

Once our products are deployed at our end customers’ locations, our end customers may depend on our support organization and our channel partners to resolve issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our end customers in deploying our products effectively, succeed in helping our customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing end customers and could harm our reputation with other potential end customers. As we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.

If we are unable to develop, offer and deliver new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services, our business and operating results could be adversely affected.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry.  Just as the transition from mainframes to personal computers transformed the industry, we believe our industry may transform in response to continued adoption of mobile devices and cloud services, growth of big data, and potential emergence of capabilities resulting from disruptive innovation.  In response, we have devoted significant resources to the development of new solutions, such as our cloud-based and secure content mobility services. We are making such investments through our internal efforts, including further development and enhancement of our existing products, as well as through potential acquisitions of new product lines.  Innovation, new product development or acquisition, and go-to-market activities involve a significant commitment of time and resources and are subject to a number of risks and challenges including:

•	Developing, sustaining, and appropriately leveraging market intelligence to identify areas of market need that offer potentially high return on investment for solution development.
•	Managing the length of the development cycle for new products and product enhancements, which may be longer than originally expected.
•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers.
•	Addressing the evolution of operating systems and industry platforms that presently may not be served by our existing products.
•	Entering into new or unproven markets with which we have limited experience.
•
Managing new product and service strategies, including integrating our various security and file replication technologies, management solutions, customer service, and support into unified enterprise security and file replication solutions.

•	Incorporating acquired products and technologies acquired through mergers, acquisitions or other relationships with third-parties.
•	Developing or expanding efficient sales channels.
•
Obtaining sufficient licenses to technology and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems.

Investments in new products may not result in sufficient revenue generation to justify their costs or may cause short or long-term harm to our financial results.  For example, customer adoption of our cloud and mobile computing services may not occur as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current customers, adversely affecting our competitive position, or we may not be successful in future attempts to achieve disruptive innovation.

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

Our Enhanced File Transfer solution, or EFT, is one of our on-premises, managed file transfer solutions targeted primarily to the enterprise and small and medium business user environments. License and M&S revenue from this product line was responsible for 80% of our total revenue in 2014 and has provided substantially all of our recent revenue growth and most of the operating margin necessary to fund our operations including, most notably, our sales and marketing and research and development activities.  Declines and variability in demand for the EFT solution could occur as a result of:

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

We may not achieve our expected future financial results from our Mail Express, Wide Area File Services, CuteFTP and TappIn  product lines or from our professional services.

Revenue from our products and services other than the EFT solution accounted for 20% of our total revenue in 2014, which is a decline from 21% in 2013 and 22% in 2012.  Improving, and possibly even sustaining, our financial results is dependent upon achieving additional success in the marketplace with our products and services that complement and supplement our EFT solution suite. These products include CuteFTP, Mail Express, WAFS, and TappIn and our professional services. These solutions involve serving markets that in some ways differ from the markets we encounter when selling EFT software and M&S.  Gaining additional traction in such markets will require that we market, sell, and support these solutions effectively.  Each of these success factors has inherent risks due to, for example, evolving corporate expertise in the adjacent markets and the possibility that the specific buyers of solutions in these adjacent markets may be different from the buyers with whom we interact throughout our traditional EFT solution sales cycle.  Entering, obtaining traction, and sustaining growth in these markets requires investments in engineering, marketing, sales, customer support, and internal business systems. If we do not effectively penetrate these markets, or if the resources necessary to effectively address these markets exceed our expectations, our business and financial results could be adversely affected.

We may engage third parties to develop products on our behalf. These engagements may involve reliance on resources owned and managed by those third parties over which we have no direct control.

In addition to researching and developing new products ourselves, we engage third parties to conceive, design and develop products on our behalf.  Arrangements of this type involve high levels of risk due to inherent uncertainties about the timely delivery and ultimate viability of those products due to the reliance we must place on third parties to plan, perform and successfully complete work for us.  These are processes for which we could have notably less direct control than if we performed the work ourselves.  These arrangements also involve us relying on the ongoing financial viability of the enterprise performing the work.  This risk is challenging to manage because we do not always have clear visibility as to the overall condition of the third-party enterprise.  These risks could result in the product not being successfully completed within the expected timeframe, or at all. If actual results from these type endeavors we may undertake in the future differ materially from original and ongoing expectations, our business, operating results and financial position could be harmed.

Seasonality may cause fluctuations in our revenue.

We believe there are significant seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle, and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our platform, is typically three to nine months but can be more than a year. To the extent our competitors develop products that our prospective customers view as equivalent to ours, our average sales cycle may increase. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to accurately predict when, or even if, we will make a sale with a potential customer. As a result, large individual sales have, in some cases, occurred in quarters subsequent to those we anticipated, or have not occurred at all. The loss or delay of one or more large transactions in a quarter could impact our results of operations for that quarter and any future quarters for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast accurately our revenue for any quarter or other period in the future. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below expectations in a particular quarter, which could cause the price of our common stock to decline.

Reliance on shipments at the end of each quarter could cause our revenue for the applicable period to fall below expected levels.

As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of sales orders and generated a substantial portion of revenue during the last few weeks of each quarter. A significant interruption in our IT systems, which manage critical functions such as order processing, revenue recognition, financial forecasts, inventory and supply chain management, and trade compliance reviews, could result in delayed order fulfillment and decreased revenue for that quarter. If expected revenue at the end of any quarter is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics or channel partners’ inability to deliver products prior to quarter-end to fulfill purchase orders received near the end of the quarter, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in shipments based on trade compliance requirements, our revenue for that quarter could fall below our expectations and the estimates of market analysts, if any, which could adversely impact our business and results of operations and cause a decline in the trading price of our common stock.

Our ability to develop our software will be seriously impaired if we are not able to use our foreign subcontractors.

We rely on foreign subcontractors to help us develop some aspects of some of our software. If these programmers decided to stop working for us, or if we were unable to continue using them because of political or economic instability, we would have difficulty finding comparably skilled developers in a timely manner. In addition, we would likely have to pay considerably more for the same work, especially if we used U.S. personnel. If we could not replace the contract programmers, it could take us significantly longer to develop certain products and product upgrades and at a higher cost.

Our subscription services, such as our Managed Information Xchange and Hosted Enhanced File Transfer solutions, may impact our revenue trends as some opportunities that otherwise would have materialized as software license sales could  potentially shift to subscription-based sales.

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

The impact of subscription services on prior revenue growth trends depends on several key factors, including the number of customers who may shift from software licenses to subscription services, the rate at which they may do so, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service.  Generally, for a fixed number of opportunities (that is, without considering the possibility that a new service offering may result in additional sales opportunities), addition of subscription services reduces revenue growth rates for several quarters for the associated solutions until cumulative subscription revenue increases and, potentially, surpasses comparable software license revenue. The revenue impacts are particularly pronounced early in the introduction of subscription services because there has been only a short time period for accumulation of the recurring revenue stream.  As we continue to promote subscription-based services, the risk of this revenue shift will continue with  revenue derived from sales of our EFT solution, the comparable on-premises MFT software in our portfolio, most subject to ongoing transitory risk from the introduction of these subscription services.  However, to date, we have seen no material impact from this potential revenue shift in light of the continued strength of our EFT sales and the pace at which our managed and hosted products and services have gained market acceptance.

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

We have several products that provide secure file transfer and mobile computing solutions  that we deliver using a SaaS model. Our SaaS offerings provide our customers with existing and new software management through a hosted service as opposed to traditional software deployments. There can be no assurance that SaaS revenue will be significant in the future despite our levels of investment in developing this product delivery method. Margins associated with our SaaS offerings are generally lower than margins associated with our on-premise solutions.

Our customers may not renew their subscriptions after the expiration of their subscription agreements and in fact, some customers elect not to do so. Our customers may opt for a lower-priced edition of our offerings or for fewer subscriptions. Renewal rates in the future may differ from historical trends such that we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our operating results may be adversely impacted.

There is a risk that our customer support teams could find it difficult or costly to support both traditional software installed by customers and software delivered as a service. To the extent that our SaaS offerings are defective or there are disruptions to our services, demand for our SaaS offerings could diminish, and we could be subject to substantial liability.

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

Our success with our SaaS solutions depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions for on-premise data centers. Concerns about security, privacy, availability, data integrity, retention and ownership may negatively impact the rate of adoption of these solutions. SaaS software solutions can be complex, and the deployment of our secure file transfer solutions in that manner may require additional professional services and implementation services for which we may not have the ability to provide at an appropriate margin. Our SaaS products are dependent upon third party hardware, software and hosting vendors, all of which must interoperate for end users to achieve their computing goals. We expect other companies to enter this market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud solutions.

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

Unauthorized access to this data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct.  We rely on a number of third party suppliers in the operation of our business for the provisioning of various services and materials that we use in the production of our products.  Although we seek to diversify our third party suppliers, we may from time to time rely on a single or limited number of suppliers, or upon suppliers in a single country, for these services or materials.  The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy.  If any of these situations were to occur, our reputation could be harmed, we could be subject to third party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively impacted.

Fluctuations in professional services revenue may be greater than experienced in previous reporting periods and have a disproportionate impact on our financial results.  For example, increased professional services sales, especially to the government, may result in lower earnings as a percentage of revenue.

Our solution portfolio includes software licenses, subscription services, and professional services.  Because they are relatively labor intensive, professional services typically have substantially lower margins than software license sales, maintenance and support sales and SaaS solutions.  However, professional services represent a strategic capability that helps customers plan, implement, and sustain our solutions and also provide us with the demonstrated past performance necessary to participate in certain procurements. Professional services were 5% of our total revenue in 2014.  However, this percentage can fluctuate significantly from period to period depending on the needs of our customers.

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

For software sales with multiple components (typically a sale involving both a license to software that will be delivered immediately and M&S that will be delivered over an extended period of time), generally accepted accounting principles require that vendor specific objective evidence of selling price (“VSOE”) be established for at least all but one of the components of that sale before the software license revenue can be recognized in full at the time of delivery to the customer. If VSOE cannot be established, recognition of the software license revenue must deferred and recognized ratably in the future over an extended number of accounting periods, the length of which would typically be the time period covered by the related M&S contract. We currently have established VSOE in a manner that supports our recognizing software license revenue in full at the time we deliver the software to our customers for substantially all of our products.

Situations can arise where a change in product pricing that improves our cash flow and financial position has an unintended consequence of our not being able to establish VSOE where it existed before.  If that set of circumstances were to occur, we could be required by generally accepted accounting principles to defer recognition of software license revenue to future periods. That requirement could cause us to experience an immediate decline in software license revenue recognized in our financial statements in the period in which the licensed software was delivered to our customer even though the timing and amount of cash flow from the transaction would be the same as when we had established VSOE.  If this collection of events were to occur, it could have a material, adverse effect on our revenue, results of operations and financial condition we present in our financial statements.

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

We compete with a variety of companies who have significantly greater revenues and financial resources, more partners, resellers and distribution channels than we have and greater quantities of personnel and technical resources. For example, our EFT solution suite competes with products from IBM Sterling, Ipswitch, Axway and several other vendors. Our WAFS product competes with Riverbed Technology and Cisco.  TappIn competes with a variety of cloud file storage and collaboration companies such as Dropbox. Large companies may be able to develop new technologies, across multiple solution spaces, and on more operating systems, more quickly than we can, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements.

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

We intend to expand our business, specifically with regard to new license sales of our products. To do so, we plan to increase our research and development expenditures to accelerate our introduction of new features, functions and capabilities for our products to the marketplace. We intend to enhance the presence and visibility of those products by increasing our sales and marketing expenditures to expand our sales force, particularly through a broader reseller program involving more third-parties, and by implementing new sales lead generation and marketing initiatives.

These expanded research and development and sales and marketing activities may result in an increase in our operating expenses. If we do not successfully develop new features, functions and capabilities for our products in a manner that increases license sales of our products, and if our enhanced sales and marketing activities, including expansion of our third-party reseller programs, are not successful, our revenue may not increase. In that event, our net income could decline or we may incur losses.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

Addressing MFT, file synchronization, managed email attachment, hosted services and secure content mobility typically requires very complex products.  Undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released.  Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products.  Our customers’ computing environments also are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming.  In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments.  In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the time required to correct these errors.

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

Acquisitions involve a number of risks and challenges, including:

•
Complexity, time, and costs associated with integration of the acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, marketing and technology.  The possibility exists that such integration ultimately may not be successful.

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

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our customers.  Economic downturns could have an adverse effect on spending on information technology projects since in such environments, prospects and customers may reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

These adverse impacts to customer spending may be directly, and adversely, reflected in our future business and operating results because we believe a substantial part of the MFT spending budget is considered discretionary by our prospects and customers. The perception of MFT solutions spending as discretionary is further reinforced by the existence of low cost, or even free, products that deliver some subset of the capabilities found in our solutions.  In the event of an economic downturn, some customers may decide to defer spending for our solutions or may elect to obtain low cost or free “good enough” products as an interim measure.  The potential adverse impacts of such decisions may persist for an extended period of time, even well into a period of economic recovery, given that many prospects will not change their IT infrastructure for a considerable period of time after that infrastructure has been installed and is operating adequately.

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

In past economic downturns, we have sometimes experienced a decrease in our stock price. If investors have concerns that our business, financial condition and results of operations will be negatively impacted by another economic downturn, our stock price could decrease again.

Regardless of economic conditions, fluctuations in demand for our products and services are driven by many factors and a decrease in demand for our products could adversely affect our financial results.

We are subject to fluctuations in demand for our products and services due to a variety of factors, including competition, product obsolescence, technological change, budget constraints of our actual and potential customers, awareness of security threats to IT systems, and other factors.  While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales.  If demand for our products declines, our revenues, as well as our gross and net margins, could be adversely affected.  CuteFTP, in particular, competes in some ways with social media services for image and video sharing. As social media has increased in popularity, sales of our CuteFTP product line have declined.

Sales to the U.S. Government make up a portion of our business and changes in government defense spending could have consequences on our financial position, results of operations and business.

Our revenues from the U.S. Government largely result from contracts awarded to us under various U.S. Government programs, primarily defense-related programs with the Department of Defense (“DoD”). The funding of our programs is subject to the overall U.S. Government foreign policy, budget and appropriation decisions, and processes which are driven by numerous factors, including geo-political events and macroeconomic conditions, and are beyond our control. Projected defense spending budgets are uncertain and difficult to predict.

Significant changes in defense spending could have long-term consequences for our size and structure. Changes in government priorities and requirements could impact the funding, or the timing of funding, of our programs which could negatively impact our results of operations and financial condition.  Government contracts typically have long sales cycles such that closure of such contracts is difficult to predict.

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

From time to time, we make significant changes in the organizational structure and compensation plans of our sales organization, which may increase the risk of sales personnel turnover. To the extent that we experience turnover within our direct sales force or sales management, there is a risk that the productivity of our sales force would be negatively impacted which could lead to revenue declines. Turnover within our sales force can cause disruption in sales cycles leading to delay or loss of business. It can take time to implement new sales management plans and to effectively recruit and train new sales representatives. We review and modify our compensation plans for the sales organization periodically. Changes to our sales compensation plans could make it difficult for us to attract and retain top sales talent.

If we are unable to generate significant volumes of sales leads from our various marketing and demand generation efforts then our revenue may not grow as expected or may decline.

We generate leads through various marketing activities such as targeted email campaigns, attending networking-based trade shows, purchasing information and services from third-party experts in generating leads, and hosting webinars on enterprise IT management issues. Our marketing efforts may be unsuccessful resulting in fewer sales leads. If we fail to generate a sufficient volume of leads from these activities and/or such sales leads do not result in actual sales, our revenue may not grow as expected or could decrease and our operating results could suffer

Some of our sales leads are generated through visits to our websites by potential end-users interested in purchasing or downloading evaluations of our products. Many of these potential end-users find our websites by searching for secure file transfer products through Internet search engines, such as Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly. We may not be able to replace this traffic, and, if we attempt to replace this traffic, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.

If we fail to manage our sales and distribution channels effectively or if our partners choose not to market and sell our products to their customers, our operating results could be adversely affected.

We sell our products to customers through our direct sales force and third-party resellers. Sales through these different channels involve distinct risks, including the following:

Direct Sales.   Risks associated with direct sales include:

•	Challenges in scaling the size of the direct sales team to levels required for revenue growth

•	Difficulty in hiring, retaining, and motivating our direct sales force;

•	Substantial amounts of training for sales representatives to become productive, including regular updates to cover new and revised products; and

•
Leads obtained from paid advertising (for example, Google ads) impacting direct sales should the marketing and advertising effectiveness decline due to non-attributable declines in leads,  unforeseen search engine algorithm changes, or other occurrences that may adversely impact the lead generation aspects of the direct sales cycle.  Increased competition may materially impact the costs associated with such marketing and advertising.

Indirect Sales Channels.   This channel that involves sales through third-party resellers involves a number of risks, including:

•	Our lack of control over the timing of delivery of our products to end-users;

•	Our resellers and distributors currently not being subject to minimum sales requirements or any obligation to market our products to their customers;

•	Our reseller and distributor agreements generally being nonexclusive and terminable at any time without cause; and

•
Our resellers and distributors frequently marketing and distributing competing products and, from time to time, placing greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors.

We cannot be certain that our third-party resellers will continue to market or sell our products effectively.  If we are not successful, we may lose sales opportunities, customers and revenues.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners.  Cyber threats may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service.  Because the techniques used by such attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.  In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.  We have also outsourced a number of our business functions to third party contractors. Therefore, our business operations also depend, in part, on the success of our contractors' own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyber-attacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

Our products and solutions are intended to facilitate data and information transfer and sharing, sometimes by providing outsiders access to a customer’s computer. Such access potentially may make the customer vulnerable to security breaches, which could result in the loss of their privacy or property.  Invasions of privacy or other customer harm occurring in an environment where our solutions are operating could result in customer dissatisfaction and possible claims against us for any resulting damages.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

All products that are exported, re-exported or that are worked on by foreign nationals are subject to export controls.  Such controls include prohibitions on end uses, end users and exports to certain sanctioned countries.  In addition, incorporation of encryption technology into our products increases the level of U.S. export controls.  We are subject to these requirements as certain of our products include the ability for the end user to encrypt data.  Therefore, our products may be exported outside the United States or revealed to foreign nationals only by complying with the required level of export controls/restrictions. Restrictions applicable to our products may include a requirement to have a license to export the technology, a requirement to have software licenses approved before export is allowed and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country.  In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

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

We conduct significant sales and customer support, in countries outside of the United States.  During the year ended December 31, 2014, approximately 28% of our sales were to purchasers outside the United States.  Our continued growth and profitability could require us to further expand our international operations.  To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers.  We may also incur additional expense translating our applications into additional languages. In addition, there is significant competition for entry into high growth markets.  Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations.  These risks include:

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 29% of our outstanding common stock as of December 31, 2014. These stockholders would have the ability to substantially control GlobalSCAPE and direct its policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted, affecting the value of the stock.

There were options for 2,157,025 shares outstanding under our employee and director stock option plans as of March 13, 2015, of which 1,306,869 were vested. We have filed a registration statement under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

Risks Related to Intellectual Property

We are vulnerable to claims that our products infringe third-party intellectual property rights particularly because our products are partially developed by independent parties.

From time to time, we experience claims that our products infringe third-party intellectual property rights.  We may be exposed to future litigation based on claims that our products infringe the intellectual property rights of others. This risk is exacerbated by the fact that some of the code in our products is developed by independent parties or licensed from third parties over whom we have less control than we exercise over internal developers. In addition, we expect that infringement claims against software developers will become more prevalent as the number of products and developers grows and the functionality of software programs in the market increasingly overlaps.  Companies in the technology industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including non-practicing entities.

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

While it is not possible to predict the outcome of patent litigation incidents to our business, defense costs may be significant, and we believe the costs associated with this litigation or other claims of infringement could generally have a material adverse impact on our results of operations, financial position or cash flows.  Regardless of the merit of such claims, responding to infringement claims can be expensive and time-consuming.

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

	2014		2013
	High	Low	High	Low
First Quarter (ending March 31)	$3.90	$2.15	$1.85	$1.36
Second Quarter (ending June 30)	$2.63	$2.05	$1.75	$1.40
Third Quarter (ending September 30)	$2.66	$2.29	$1.88	$1.46
Fourth Quarter (ending December 31)	$2.60	$2.22	$2.45	$1.52

High and Low for the Year	$3.90	$2.05	$2.45	$1.36

On March 13, 2015, the last reported sales price of our common stock on the NYSE MKT Exchange was $3.15 per share.  As of March 13, 2015, we had approximately 1,872 stockholders of record of our common stock.

We paid a special cash dividend of $.05 per share on December 3, 2014, and $.05 per share on December 3, 2013, to shareholders of record as of the close of business on November 19, 2014, and November 19, 2013, respectively. In February 2015, we announced the initiation of a quarterly cash dividend program commencing the second quarter of 2015. The initial cash dividend will be $0.015 per share with the applicable second quarter record and payment dates to be determined. The timing and amount of dividends to be paid in subsequent quarters will be determined on future dates by the Board of Directors.

While we cannot predict whether we will pay dividends in the future, in the event we have sufficient net cash flow and cash on hand, our Board of Directors may consider paying dividends in the future.

Item 6.  Selected Financial Data

The following selected financial data is derived from the Financial Statements included in this annual report. This data is qualified in its entirety by and should be read in conjunction with the more detailed Financial Statements and related notes included in this annual report and with Item 8, “Financial Statements and Supplementary Data”. Historical results may not be indicative of future results.

On December 2, 2011 we acquired TappIn, Inc.  This acquisition was accounted for as a stock purchase and, accordingly, the operating results of that business have been included in the Financial Statements included in this annual report since the date of acquisition.

Statement of Operations Data:
($ in thousands except per share amounts)
	2014	2013	2012	2011	2010

Total revenues	$26,770	$24,339	$23,372	$20,894	$18,565
Operating expenses:
Cost of revenues	1,018	1,011	1,296	1,723	601
Selling, general and administrative	18,071	14,881	16,761	14,466	12,815
Research and development	2,183	3,766	3,531	3,124	3,016
Affiliated entity asset impairment	-	-	3,264	-	-
TappIn intangible asset impairment and earnout liability elimination	-	(128)	(1,303)	-	-
Depreciation and amortization	883	908	1,217	790	852
Total operating expenses	22,155	20,438	24,766	20,103	17,284
Income (loss) from operations	4,615	3,901	(1,394)	791	1,281
Net income (loss)	$3,026	$3,840	$(1,800)	$635	$881

Net income (loss) per common share - basic	$0.15	$0.21	$(0.10)	$0.04	$0.05
Net income (loss) per common share - diluted	$0.15	$0.20	$(0.10)	$0.03	$0.05

Balance Sheet Data:
($ in thousands)
	2014	2013	2012	2011	2010

Cash and cash equivalents	$11,358	$9,455	$8,079	$8,861	$11,087
Working capital	4,072	1,824	73	1,662	8,607
Total assets	38,387	33,092	33,588	38,378	20,547
Long term debt, less current portion	-	2,989	4,389	5,667	-

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2014, 2013 and 2012, and related notes included elsewhere in this document.

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

Our Enhanced File Transfer, or EFT, solutions are currently our primary product. These “server side” solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide small and medium-sized businesses, or SMB’s, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities.

Our Wide-Area File Services, or WAFS, software product uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, which allows users to access their data at higher speeds than possible with alternate approaches. We believe this technology enables collaboration at greater efficiency levels than solutions available from our competitors or with native operating system connectivity.

Our Mail Express product offers managed e-mail attachment solutions for information sharing. We believe our managed e-mail attachment solution addresses the needs of customers who are constrained by the typical limits on e-mail attachment size or who require additional security, auditing, and reporting for file attachments shared through e-mail.

CuteFTP was our original product.  It is a file transfer program used mostly by individuals and small businesses that was first distributed in 1996 over the Internet. It remains popular today and generates revenue for us at a relatively low cost.

We also offer, both directly and through our partners, our software products in both a software-as-a-service, or SaaS, and cloud-based subscription solutions for information sharing. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.  We intend for our managed, cloud-based subscription solutions to be an integral part of our future revenue because these solutions provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. We have the capability to deliver these services in North America as well as internationally in Europe and Latin America.

We began serving the secure content mobility market with the acquisition of our TappIn solutions in 2011. Secure content mobility provides users with the ability to easily and securely access and share data and information using a web-browser, tablet or other mobile device such as a smartphone. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address growing market demand for secure, ‘anytime and anywhere’, device-independent access to distributed content. We believe that the inclusion of secure content mobility capability in our portfolio, and specifically the introduction of the capability to enterprise-level organizations, will contribute to the future growth of our business due to the continuing adoption of tablet computers and smartphones.

Key Business Metrics

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below.

Revenue Growth

We provide products and solutions to small, medium and large multinational corporations as well as to individual consumers. We have a broad product line that has allowed us to grow revenue through software products and solutions either installed at a customer’s location or delivered through a hosted, SaaS model. We have grown our professional services capabilities to enhance our customers’ implementation, training and overall user experience. Sales of our enterprise products, solutions, and services comprise a substantial majority of our revenue. While our CuteFTP software and other consumer products are a relatively minor component of our overall revenue, they are recognized brands in the marketplace that we believe continue to have a positive effect on our overall product offerings and corporate franchise.

We believe annual revenue growth is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends and adjust resource allocations. We believe our revenue growth is primarily dependent upon executing our business strategies described in the Strategy section above which include:

•	Continuing innovation of core products and introducing enhanced collaboration and sharing tools.

•	Enhancing marketing programs to expand solution awareness.

•	Leveraging and expanding third party, channel distribution partnerships.

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work. We increased our research and development spending during 2014 to create and introduce new features, functions and capabilities for our products.

In sales and marketing, we have made and continue to make ongoing changes including:

•   Increasing sales staff headcount as needed to address our markets.
•   Aligning our sales group to enhance its industry and geographic focus.
•   Implementing new sales and marketing campaigns.
•   Using third party search engine optimization experts to enhance our efforts in that area.
•   Using third party lead-generation experts to increase our sales staff’s exposure to potential purchasers.
•   Recruiting industry channel partners and enabling them to sell our products through training and orientation programs.

As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products, particularly EFT, also purchase an M&S contract. Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase software license revenue in future periods.

The trends in the profile of our revenue components are illustrated and discussed below under Solution Perspective and Trends as well as under Comparison of the Statement of Operations for the Year Ended December 31, 2014 and 2013 and Comparison of the Statement of Operations for the Year Ended December 31, 2014 and 2013.

Bookings (Non-GAAP Measurement)

We consider business “booked” when we issue an invoice to a customer for their purchase of our products or services. Bookings consist of invoiced amounts for which we recognize revenue currently and invoiced amounts for which we defer revenue recognition to future periods. Our bookings trends and the reconciliation of bookings to revenue are as follows:

	Year Ended December 31,
	2014	2013

Bookings	$30,774	$25,366
Change in deferred revenue	(4,004)	(1,027)
Revenue	$26,770	$24,339

Bookings is a business metric we use to measure the success of our sales and marketing programs and the effectiveness of our sales and marketing teams. Bookings is not a measure of financial performance under generally accepted accounting principles, or GAAP, and should not be considered a substitute for revenue. Bookings has limitations as an analytical tool and when assessing our operating performance. Bookings should not be considered in isolation or as a substitute for revenue or other income statement data prepared in accordance with GAAP.

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

Income and expense excluding infrequent items are as follows (in thousands except per share data):

	Year Ended
	December 31
	2014	2013	2012

Non-GAAP Operating Expenses
GAAP total operating expenses	$22,155	$20,438	$24,766
Add: TappIn intangible asset impairment and earnout liability elimination	-	128	1,343
Less: Affiliated entity asset impairment	-	-	(3,264)
Operating expenses excluding infrequent items	$22,155	$20,566	$22,845

Non-GAAP (Loss) Income From Operations
GAAP income (loss) from operations	$4,615	$3,901	$(1,394)
Less: TappIn intangible asset impairment and earnout liability elimination	-	(128)	(1,343)
Add: Affiliated entity asset impairment	-	-	3,264
Operating income excluding infrequent items	$4,615	$3,773	$527

Non-GAAP Net Income (Loss)
GAAP net income (loss)	$3,026	$3,840	$(1,800)
Less: TappIn intangible asset impairment and earnout liability elimination	-	(1,341)	(1,343)
Add: Affiliated entity asset impairment	-	-	3,264
Net income (loss) excluding infrequent items	$3,026	$2,499	$121

Non-GAAP Earnings Per Share
Net income excluding infrequent items	$3,026	$2,499	$121
Weighted average share outstanding:
Basic	20,163	18,626	18,358
Diluted	20,693	19,082	19,016
Net income per common share excluding infrequent items:
Basic	$0.15	$0.13	$0.01
Diluted	$0.15	$0.13	$0.01

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

During 2013, we modified our computation of Adjusted EBITDA Excluding Infrequent Items to exclude amortization of capitalized software development costs from the amortization amount we add to net income in this calculation. We made that change because amortization of capitalized software development costs is derived from expenditures that are part of our core operating activities related to the development and release of our products. We have recomputed Adjusted EBITDA Excluding Infrequent Items for 2013 from amounts previously reported for that period to exclude amortization of capitalized software development costs from the amortization amount we add to net income. This change resulted in Adjusted EBITDA Excluding Infrequent Items for 2013 being $87,000 less than the amount we previously reported for that period.

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Year Ended
	December 31
	2014	2013	2012
Income (loss) from operations (before interest and taxes)	$4,615	$3,901	$(1,394)
Add (subtract):
Depreciation and amortization:
Total depreciation and amortization	883	908	1,217
Amortization of capitalized software development costs	(577)	(174)	(87)
Stock-based compensation expense	521	666	915
Infrequent item:
Affiliated entity asset impairment	-	-	3,264
TappIn intangible asset impairment and earnout liability elimination	-	(128)	(1,303)
Adjusted EBITDA Excluding Infrequent Items	$5,442	$5,173	$2,612

See Comparison of the Statement of Operations for the Year Ended December 31, 2014 and 2013 and Comparison of the Statement of Operations for the Year Ended December 31, 2013 and 2012 for discussion of the variances between periods in the components comprising Adjusted EBITDA Excluding Infrequent Items.

Solution Perspective and Trends

Our discussion of the business trends of our products is based on the following profile of our revenue components ($ in thousands):

	Revenue for the Year Ended December 31,
	2014		2013		2012
		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total
Revenue by Product
EFT Enterprise and Standard	$21,353	79.8%	$19,254	79.1%	$18,109	77.5%
Wide Area File Services	1,448	5.4%	1,277	5.2%	1,577	6.7%
Professional Services	1,445	5.4%	1,479	6.1%	1,547	6.6%
CuteFTP	904	3.4%	1,205	5.0%	1,059	4.5%
Other	1,620	6.0%	1,124	4.6%	1,080	4.7%
Total Revenue	$26,770	100.0%	$24,339	100.0%	$23,372	100.0%

Revenue by Type
Software licenses	$10,292	38.4%	$9,093	37.4%	$10,277	44.0%
M&S	15,033	56.2%	13,767	56.6%	11,352	48.6%
Professional services	1,445	5.4%	1,479	6.0%	1,743	7.4%
Total Revenue	$26,770	100.0%	$24,339	100.0%	$23,372	100.0%

We earn revenue from the following activities:

•
License revenue from sales of our EFT and Mail Express products that we deliver as either (1) software installed at the customer’s premises for which we earn the full amount of the license revenue at the time the licensed is delivered or (2) as a managed or hosted service under our MIX and Hosted EFT brands delivered using a SaaS model for which we earn monthly subscription revenue as these services are delivered over a contract period that is typically one year.

•	License revenue from sales of our WAFS and CuteFTP products that are installed at the customer’s premises for which we earn the full amount of the license revenue at the time the license is delivered.

•	License revenue from delivery of our TappIn products using a SaaS model in which case we earn monthly subscription revenue as these services are delivered under typically month-to-month subscriptions.

•
M&S revenue under contracts to provide ongoing product support and software updates to our customers who have purchased license software which we recognize ratably over the contractual period, which is typically one year, but can be up to three years.

•
Professional services revenue from a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, which we recognized as the services are performed and accepted by the client.

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

As a complement to these sales and marketing actions, we have continued to expand the capabilities of our software engineering group through increased headcount and improved skillsets to optimize the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have increased our research and development spending to create and introduce new features, functions and capabilities for our products.

Our total revenue increased 10% in 2014 compared to 2013. This overall increase was primarily a result of the changes we have made, and continue to make, in the sales, marketing and software engineering areas of our business as described above. In addition to those factors, our revenue from specific products changed for the following additional reasons:

•
Our EFT Enterprise and Standard revenue increased 11% primarily due to our focusing a substantial portion of our resources and efforts on this product line that we believe offers the highest potential for future revenue growth.

•
Our WAFS revenue increased 13% primarily due to ongoing improvements we made and continue to make to this product to support its functioning more effectively and efficiently across a broader range of environments. These improvements resulted in customers being able to use the WAFS product without encountering many of the legacy WAFS issues that were previously experienced. These improvements were included in WAFS Version 4.3 that we released in April 2014.

•
CuteFTP revenue decreased 25% primarily a result of our decision to focus most of our attention and resources on the EFT and WAFS product lines which we believe have a higher potential for future growth.

•
Professional services decreased 2%. In 2013, we earned a significant portion of our professional services revenue under a contract supporting the Standard Army Maintenance System-Enhanced logistics program. We completed the terms of the final option year of this contract in September 2013 such that we did not have this revenue from this source in 2014. We have been able to offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services primarily in connection with sales of our EFT products.

•
Other revenue arises from sales of our Mail Express and TappIn products and increased 44% primarily due to an increase in TappIn revenue arising from OEM sales of the TappIn solution to storage device manufacturers.

M&S revenue continued its trend of increasing period-to-period. We are able to grow this revenue as a result of:

•	Increased licenses sales since a majority of license sales, particularly those related to EFT, are accompanied by an M&S contract.

•
Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

As illustrated in the table above, M&S revenue increased as a percent of our total revenue from 48.6% in 2012 to 56.6% in 2013 followed by a decrease to 56.2% of our total revenue in 2014. As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products, particularly EFT, also purchase an M&S contract. Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase software license revenue in future periods.

Liquidity and Capital Resources

Our cash and working capital positions were as follows (in thousands):

	December 31, 2014	December 31, 2013
Cash and cash equivalents	$11,358	$9,455
Long term investments	3,185	3,122
Total cash, cash equivalents and long term investments	$14,543	$12,577

Working capital	$4,072	$1,824
Deferred revenue, current portion	11,411	9,092
Working capital plus current deferred revenue (non-GAAP presentation)	$15,483	$10,916

During 2014, we repaid-in-full and retired our notes payable to a bank in order to reduce our interest expense. We made this payment using our available cash balances. As a result of the retirement of these notes payable, there is no longer a lien on our long term investments such that we can convert them to cash and cash equivalents at our discretion at any time to meet the needs of our business. There are no liens on any of our other assets.

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

The agreement under which we purchased TappIn, Inc. provided for future milestone payments to the previous owners of that company upon the achievement of certain future events subsequent to the date of purchase. In 2012, the TappIn shareholders earned an additional milestone payment of $2.0 million of which we paid $1.5 million in 2012 and $500,000 in 2013 from our cash on hand. On December 31, 2014, our obligation to make any additional milestone payments expired with no additional milestone payments being due or payable.

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Year Ended December 31,
	2014	2013	2012
Operating activities	$8,463	$4,531	$3,844
Investing activities	(3,162)	(1,600)	(2,103)
Financing activities	(3,398)	(1,555)	(2,325)

Our cash provided by operating activities increased during 2014 compared to 2013 primarily due to:

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Condensed Consolidated Statements of Cash Flow, increasing from $4.5 million in 2013 to $6.1 million in 2014. See the section below under Comparison of the Statement of Operations for the Year Ended December 31, 2014 and 2013 for a discussion of the changes in the components of these amounts.

•
Deferred revenue increasing $4.0 million during 2014 compared to increasing $1.0 million during 2013 primarily due to increased M&S sales for which we collect cash at the beginning of the period over which we provide M&S services to our customers and recognize the revenue in future periods as we deliver these services.

•
Accrued expenses increasing $693,000 during 2014 compared to decreasing $455,000 during 2013 primarily due to higher bonuses payable to certain of our personnel as a result of our improved financial performance in 2014 compared to 2013.

•	Accounts payable increasing $456,000 in 2014 compared to increasing $223,000 in 2013 primarily due to normal variations of the timing of payments to our vendors.

Offset by

•	Accounts receivable increasing $2.6 million in 2014 compared to increasing $444,000 in 2013 primarily due to an increase in our sales of licenses and M&S agreements in 2014 compared to 2013.
•	Prepaid expenses increasing $139,000 in 2014 compared to decreasing $77,000 in 2013 due to normal variations of the timing of payments to our vendors.

 The increased use of cash for investing activities during 2014 compared to 2013 was primarily due to:

•
An increase in capitalized software development costs due to enhanced product development programs resulting in a greater number of our software development projects having progressed to a stage of having a detailed program design or working prototype.

•	An increase in purchases of property and equipment, and in particular computer equipment, to support the growth of our business.

Offset by:

•	A $500,000 disbursement during 2013 to satisfy the payment of part of the TappIn earn-out liability, which is an event that did not occur in the 2014.

The increased use of cash for financing activities during 2014 compared to 2013 was primarily due to:

•	The payment in full during 2014 of our notes payable to a bank.

Offset by:

•
An increase in cash received from the exercise of stock options primarily as a result of changes in management leadership in early 2014 that resulted in certain former employees exercising their stock options after the end of their employment.

Our primary obligations at December 31, 2014 were:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $14.8 million. Those future services primarily relate to our obligations under M&S contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

•
Trade accounts payable and accrued liabilities (which include our contractual obligations to pay software royalties to third parties), obligations under operating leases, and federal and state taxes all incurred in the normal course of business.

Loan Agreements

During 2014, we repaid-in-full and retired our notes payable to a bank. This payment eliminated the financial covenants and other terms and conditions of the related loan agreements. It also eliminated the lien on our long-term investments such that we can convert them to cash and cash equivalents at our discretion at any time to meet the needs of our business.

Contractual Obligations and Commitments

At December 31, 2014, our contractual obligations and commitments consisted primarily of the following items:

•
Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

•	Operating leases for our office space.

•	Federal and state taxes.

We plan to continue to expend significant resources on product development, sales and marketing in future periods which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.

Our non-cancellable, contractual obligations at December 31, 2014, consisted of the following (in thousands):

	Amounts Due for the Period
	Fiscal Years
	2015 - 2017	2018 - 2020	Thereafter	Total

Operating leases	$1,075	$480	$-	$1,555

TappIn Intangible Assets and Earnout Liability – Reduction of Amounts During 2013

In December 2011, we acquired all of the issued and outstanding shares of TappIn.  At the time of this acquisition, we allocated the total purchase price of this acquisition to assets and liabilities based on their estimated fair values at the acquisition date.  That allocation resulting in us recording intangible assets consisting of the following (in thousands):

	Gross Carrying Amount	Accumulated Amortization Through September 30, 2013	Net Book Value as of September 30, 2013
Customer relationship	$1,863	$(342)	$1,521
Developed technology	2,771	(726)	2,045
Total	$4,634	$(1,068)	$3,566

Our acquisition of all of the issued and outstanding shares of TappIn provided for the possible payment of $4.5 million of contingent consideration to the former shareholders of TappIn if our TappIn product line achieved certain revenue milestones by no later than December 31, 2014. We made no such payments during 2014. As of December 31, 2014, our obligation to make any additional such payments expired. We have no future payment obligations related to our acquisition of TappIn.

During the quarter ended September 30, 2013, we evaluated input from our customers and the marketplace as a whole relative to the TappIn product line and concluded that our future emphasis would be on enhancing the TappIn technology and functionality by leveraging our existing enterprise capabilities to create a an enterprise-level application mobility solution.  We concluded that offering the TappIn technology through this integration would maximize the return on our investment in this product line. While we decided to continue to offer TappIn as a standalone product in its Standard and Professional Editions, we concluded that revenue earned from the TappIn product line sold in those configurations would not be significant to our results of operations and financial position in the future.

For accounting and financial statement presentation purposes, the value assigned to the developed technology intangible asset as of the date we acquired TappIn and subsequent thereto related only to the TappIn Standard Edition developed technology that existed on the date we acquired TappIn.  Under GAAP, none of the value of this intangible asset could be derived from the TappIn Professional Edition or from other uses of the TappIn technology.  Specifically, none of the TappIn core technology, enabling technology or the migration of that technology, including the application of that technology to our enterprise capabilities as mentioned above, could be relied upon to ascribe value to the developed technology intangible asset. Since we concluded that revenue earned from the TappIn Standard Edition would not be significant to our results of operations and financial position in the future, we concluded it to be more-likely-than-not that the intangible asset arising from this developed technology was of nominal future value. Accordingly, we reduced its value to zero on our balance sheet as of September 30, 2013, and recorded a corresponding expense during the three and nine months ended September 30, 2013.

For accounting and financial statement purposes, the value assigned to the customer relationship intangible asset related to one contract with a third-party as it stood and was in place on the date we acquired TappIn.  Under GAAP, none of the value of that intangible could be derived from future modifications of this contract or from other, subsequent customer relationships.  The value of the contract that gave rise to this customer relationship intangible was dependent upon both continued shipments of that customer’s products as they existed at the time we acquired TappIn and the purchasers of that customer’s products subscribing to TappIn Professional Edition.  We concluded that revenue earned from the activities upon which the value of the customer relationship intangible asset was derived would not be significant to our results of operations and financial position in the future. Our relationship with that customer remained in place relative to products they were currently selling that did not exist at the time we acquired TappIn and that were not part of determining the intangible value of this customer relationship at that time.  We concluded it to be more-likely-than-not that the intangible asset arising from this customer relationship and the products it covered as they existed at the time we acquired TappIn were of nominal future value.  Accordingly, we reduced its value to zero on our balance sheet as of September 30, 2013, and recorded a corresponding expense for the three and nine months ended September 30, 2013.

When we acquired TappIn in December 2011, we recorded a deferred tax liability resulting in our recording of the intangible assets described above as of the acquisition date for which there was no corresponding change in the tax basis of the TappIn common stock that we purchased.  The balance of this deferred tax liability was $1.2 million as of September 30, 2013.  Our reduction of the TappIn intangible assets to zero eliminated this deferred tax liability with a corresponding credit to federal income tax expense during the three and nine months ended September 30, 2013.

As of September 30, 2013, we evaluated the likelihood of the TappIn product lines achieving the revenue milestones by December 31, 2014, necessary for the contingent consideration described above to be paid.  We concluded it remote and more-likely-than-not that those revenue milestones would be achieved and that the contingent consideration would not have to be paid.  Accordingly, we reduced the TappIn earn out liability on our balance sheet to zero as of September 30, 2013 and recorded a corresponding credit to income during the three and nine months ended September 30, 2013.

The effects of the above items on our financial results for 2013 are summarized as follows (amounts in $000’s):

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

For our products delivered under a software-as-a-service transaction on a monthly or other periodic subscription basis, we recognize subscription revenue, including initial setup fees, on a monthly basis over the contractual term of the customer contract as we deliver our products and services. These amounts are reported in other revenue. Amounts invoiced or paid prior to this revenue recognition are presented as deferred revenue until earned.

We provide professional services to our customers consisting primarily of software installation support, operations support and training. We recognize revenue from these services as they are completed and accepted by our customers.

We collect sales tax on many of our sales. We do not include sales tax collected in our revenue. We record it as a liability payable to taxing authorities.

Property and Equipment

Property and equipment is comprised of furniture and fixtures, software, computer equipment and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives.    Furniture, fixtures and equipment generally have a useful life of 5 to 7 years, computer equipment and software generally have a life of 3 years and leasehold improvements are depreciated over the shorter of the term of the lease under which the improvements were made or the estimated useful life of the asset.

Expenditures for maintenance and repairs are expensed as incurred.

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

As of December 31, 2014, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date.

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

Results of Operations

Comparison of Year Ended December 31, 2014 to Year Ended December 31, 2013

	2014	2013	$ Change
	($ in thousands)
Total revenues	$26,770	$24,339	$2,431

Cost of revenues	1,018	1,011	7
Selling, general and administrative	18,071	14,881	3,190
Research and development	2,183	3,766	(1,583)
TappIn intangible asset impairment and earnout liability elimination	-	(128)	128
Depreciation and amortization	883	908	(25)
Total operating expenses	22,155	20,438	1,717
Income from operations	4,615	3,901	714
Other income (expense), net	(42)	(165)	123
Income tax expense	1,547	(104)	1,651
Net Income	$3,026	$3,840	$(814)

In the discussions below, we refer to the year ended December 31, 2014 as “2014” and the year ended December 31, 2013, as “2013”. The percentage changes cited in our discussions below comparing our results of operations for the year ended December 31, 2014, to the year ended December 31, 2013, are based on 2014 amounts compared to 2013 amounts.

Revenue.  We derive our revenue primarily from the following activities:

•
License revenue from sales of our EFT and Mail Express products that we deliver as either software installed at the customer’s premises for which we earn the full amount of the license revenue at the time the licensed is delivered or as a managed or hosted service under our MIX and Hosted EFT brands delivered using a SaaS model for which we earn monthly subscription revenue as these services are delivered over a contract period that is typically one year.

•	License revenue from sales of our WAFS and CuteFTP products that are installed at the customer’s premises for which we earn the full amount of the license revenue at the time the license is delivered.
•	License revenue from delivery of our TappIn products using a SaaS model in which case we earn monthly subscription revenue as these services are delivered under typically month-to-month subscriptions.
•
M&S revenue under contracts to provide ongoing product support and software updates to our customers who have purchased license software which we recognize ratably over the contractual period, which is typically one year, but can be up to three years.

•
Professional services revenue from a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, which we recognized as the services are performed and accepted by the client.

The components of our revenues are as follows ($ in thousands):

	Revenue for the Year Ended December 31,
	2014		2013
	Amount	Percent of Total	Amount	Percent of Total
Revenue by Product
EFT Enterprise and Standard	$21,353	79.8%	$19,254	79.1%
Wide Area File Services	1,448	5.4%	1,277	5.2%
Professional Services	1,445	5.4%	1,479	6.1%
CuteFTP	904	3.4%	1,205	5.0%
Other	1,620	6.0%	1,124	4.6%
Total Revenue	$26,770	100.0%	$24,339	100.0%

Revenue by Type
Software licenses	$10,292	38.4%	$9,093	37.4%
M&S	15,033	56.2%	13,767	56.6%
Professional services	1,445	5.4%	1,479	6.0%
Total Revenue	$26,770	100.0%	$24,339	100.0%

We have made and continue to make changes in our business to increase the rate of growth of our total revenue and, in particular, our license revenue across all our product lines. With respect to our sales and marketing activities, those changes have included:

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

As a complement to these sales and marketing actions, we have continued to expand the capabilities of our software engineering group through increased headcount and improved skillsets to optimize the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have increased our research and development spending to create and introduce new features, functions and capabilities for our products.

Our total revenue increased 10% in 2014 compared to 2013. In addition to the factors discussed above that affect all of our products, our revenue from specific products changed for the following additional reasons:

•
Our EFT Enterprise and Standard revenue increased 11% primarily due to us focusing a substantial portion of our resources and efforts on this product line that we believe offers the highest potential for future revenue growth.

•
Our WAFS revenue increased 13% primarily due to ongoing improvements we made and continue to make to this product to support it functioning more effectively and efficiently across a broader range of environments. These improvements resulted in customers being able to use the WAFS product without encountering many of the legacy WAFS issues that were previously experienced. These improvements were included in WAFS Version 4.3 that we released in April 2014.

•
CuteFTP revenue decreased 25% primarily a result of our decision to focus most of our attention and resources on the EFT and WAFS product lines which we believe have a higher potential for future growth.

•
Professional services decreased 2%. In 2013, we earned a significant portion of our professional services revenue under a contract supporting the Standard Army Maintenance System-Enhanced logistics program. We completed the terms of the final option year of this contract in September 2013 such that we did not have this revenue from this source in 2014. We have been able to offset the effects of this event by continuing to increase deliveries of our higher margin, commercial (non-government) professional services primarily in connection with sales of our EFT products.

•
Other revenue arises from sales of our Mail Express and TappIn products and increased 31% primarily due to an increase in TappIn revenue arising from OEM sales of the TappIn solution to storage device manufacturers.

Software licenses revenue in total increased 13%. This increase was primarily due our focus on creating and introducing new features, functions and capabilities for our products, particularly EFT and WAFS, combined with the changes we have made in our sales and marketing activities as described above.

M&S revenue increased 9% primarily as a result of:

•	Increased licenses sales since a majority of license sales, particularly those related to EFT, are accompanied by an M&S contract, and

•
Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

M&S revenue remained substantially steady as a percent of total revenue in 2014 compared to 2013. As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products, particularly EFT, also purchase an M&S contract. Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase software license revenue in future periods.

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our internet access costs, hosted service expenses for our products delivered as a SaaS offering, and expenses directly associated with professional services delivery.  Cost of revenues remained relatively unchanged due to:

•	Increased royalties of $142,000 due to increased sales of our licensed products,

Offset by:

•	Decreased hosted server expenses of $156,000 associated with the optimization of data centers utilized for our MIX and Hosted EFT Server product delivery solutions.

Selling, General and Administrative.  These expenses increased 21.4% primarily due to the overall changes we made in our sales and marketing activities to increase the rate of growth of our revenue as described above in the discussion of our revenue trends.  Changes in certain individual expenses that contributed to the overall increase in these expenses included:

•
An increase in salaries, wages, sales commissions and management bonuses of $1.5 million as a result of adding sales and marketing personnel, increasing salaries and sales commissions for certain positions to attract more experienced and more qualified personnel and increases in management bonuses due to higher revenue and earnings before taxes that resulted in personnel participating in this bonus plan earning higher bonuses.

•
An increase in sales and marketing expenses of $1.3 million resulting from new programs to identify third-party resellers for our products and establish relationships with them, new sales lead generation programs to increase exposure to potential customers for our products, and additional travel and entertainment expenses to support new, proactive outbound sales programs.

Research and Development.   The overall profile of our research and development activities was as follows (in thousands):

	Year ending December 31,
	2014	2013
R&D expenditures	$5,030	$4,665
R&D expenditures expensed	2,183	3,766
R&D expenditures capitalized	2,847	899

R&D expenditures increased 7.8% from $4.7 million to $5.0 million. This increase was primarily due to our enhanced activities to develop and introduce new features, functions and capabilities for our products, particularly EFT Standard and Enterprise Editions and WAFS. These increased expenses were in the form of increased salaries expense to support a larger software engineering staff and additional amounts paid to third parties for software development.

R&D expense decreased 42% from $3.8 million to $2.2 million, and R&D expenditures capitalized increased 317% from $899,000 to $2.8 million. Due to the increased quality of our products, there was a decrease in the amount of resources we expended for maintenance of our products after they were released for sale, which are expenditures that are expensed when incurred. A greater amount of our resources were focused on developing new features, functions and capabilities for products that had progressed beyond the R&D stage and had moved into preparation for production based on detailed program designs or working prototypes, which are expenditures that are capitalized when incurred. Capitalized software development costs are excluded from expenses at the time of capitalization but are included in expenses in subsequent periods through amortization when the products to which the capitalized costs relate are completed and ready for sale.

Total resources expended for R&D set forth above as R&D expenditures serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether or not our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense and capitalized software development costs individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development cost individually.

TappIn Intangible Asset Impairment and Earnout Liability Elimination.  This credit to expense in 2013 relates to the elimination of the TappIn intangible assets and earnout liability as discussed under Liquidity and Capital Resources above in the section titled TappIn Intangible Assets and Earnout Liability – Reduction of Amounts During 2013.  This item is zero in 2014 because there was no similar event in that year.

Depreciation and Amortization.  Depreciation and amortization expense decreased 2.8% primarily due to:

•
Increased amortization of capitalized software development costs of $513,000 due to a greater number of our products for which development costs were capitalized being completed and brought to market in 2014 as compared to 2013,

•	Increased fixed asset depreciation expense of $11,000 due to additional equipment purchases

Offset by:

•	Decreased amortization of intangible assets of $549,000 due to there being no such expense in 2014 due to the elimination of the TappIn intangible assets during 2013.

Other Income (Expense), Net.  Other income (expense) was lower in 2014 than in 2013 primarily due to lower interest expense as a result of our payment-in-full and retirement of our notes payable to a bank in 2014.

Income Taxes.  For 2014, we had an effective tax rate of 33.8%, which differed from the statutory federal income tax rate of 34% primarily due to the domestic production tax credits and research and experimentation tax credits that totaled $80,000.

Comparison of Year Ended December 31, 2013 to Year Ended December 31, 2012

	2013	2012	$ Change
	($ in thousands)
Total revenues	$24,339	$23,372	$967

Cost of revenues	1,011	1,296	(285)
Selling, general and administrative	14,881	16,761	(1,880)
Research and development	3,766	3,531	235
Affiliated entity asset impairment	0	3,264	(3,264)
TappIn earnout liability not earned	(128)	(1,303)	1,175
Depreciation and amortization	908	1,217	(309)
Total operating expenses	20,438	24,766	(4,328)
Income from operations	3,901	(1,394)	5,295
Other income, net	(165)	(189)	24
Income tax expense	(104)	217	(321)
Net Income	$3,840	$(1,800)	$5,640

In the discussions below, we refer to the year ended December 31, 2013, as “2013” and the year ended December 31, 2012, as “2012”. The percentage changes cited in our discussions below comparing our results of operations for are based on 2013 amounts compared to 2012 amounts.

Revenue.  We derive our revenue primarily from the following activities:

•
License revenue from sales of our EFT and Mail Express products that we deliver as either software installed at the customer’s premises for which we earn the full amount of the license revenue at the time the licensed is delivered or as a managed or hosted service under our MIX and Hosted EFT brands delivered using a SaaS model for which we earn monthly subscription revenue as these services are delivered over a contract period that is typically one year.

•	License revenue from sales of our WAFS and CuteFTP products that are installed at the customer’s premises for which we earn the full amount of the license revenue at the time the license is delivered.
•	License revenue from delivery of our TappIn products using a SaaS model in which case we earn monthly subscription revenue as these services are delivered under typically month-to-month subscriptions.
•
M&S revenue under contracts to provide ongoing product support and software updates to our customers who have purchased license software which we recognize ratably over the contractual period, which is typically one year, but can be up to three years.

•
Professional services revenue from a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, which we recognized as the services are performed and accepted by the client.

The components of our revenues are as follows ($ in thousands):

	Revenue for the Year Ended December 31,
	2013		2012
		Percent of		Percent of
	Amount	Total	Amount	Total
Revenue by Product
EFT Enterprise and Standard	$19,254	79.1%	$18,109	77.5%
Wide Area File Services	1,277	5.2%	1,577	6.7%
Professional Services	1,479	6.1%	1,547	6.6%
CuteFTP	1,205	5.0%	1,059	4.5%
Other	1,124	4.6%	1,080	4.7%
Total Revenue	$24,339	100.0%	$23,372	100.0%

Revenue by Type
Software licenses	$9,093	37.4%	$10,277	44.0%
M&S	13,767	56.6%	11,352	48.6%
Professional services	1,479	6.0%	1,743	7.4%
Total Revenue	$24,339	100.0%	$23,372	100.0%

Beginning in the second half of 2013, we began to make significant changes in our business to increase the rate of growth of our total revenues and, in particular, our license revenue across all product lines. We made changes in personnel leading our sales and marketing groups.  Under this new leadership, we:

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

As a complement to these sales and marketing actions, we have continued to expand the capabilities of our software engineering group through increased headcount and improved skillsets to optimize the manner in which we assess the development of new technologies, our approach to managing those projects and the timelines over which we do that work. We have also increased our research and development spending to create and introduce new features, functions and capabilities for our products.

 Our total revenue increased 4% in 2013 compared to 2012. In addition to the factors discussed above that affect all of our products, our revenue from specific products changed for the following additional reasons:

•	EFT Enterprise and Standard revenue increased 6% primarily due to the cumulative effect of ongoing renewals of M&S contracts.

•
WAFS decreased 19% primarily due to the continuation of our plan, implemented in prior periods, to more selectively sell this product in environments that could be configured to operate within the data transmission volume and stored file size operating specifications of the software which we found would allow customers to effectively use the WAFS product without encountering legacy WAFS issues.

•
CuteFTP revenue increased 14% primarily as a result of our release in November 2012 of CuteFTP Version 9 with an improved feature set to better address the user’s higher performance and security demands.

•
Professional services revenue declined 4% primarily due to our earning a significant portion of this professional services revenue (15% in 2013 and 33% in 2012) under our contract supporting the Standard Army Maintenance System-Enhanced, or SAMS-E, logistics program for which we completed the terms of the final option year of this contract in September 2013.

•
Other revenue increased by 4.1% due to our continued sales and marketing programs designed to increase the penetration in the marketplace of our Mail Express, MIX, Hosted EFT Server, and TappIn products and solutions.

Software license revenue in total declined 12% primarily as a result of:

•	Unanticipated delays during 2013 in introducing to the market certain new product features and functionality related to our EFT product line.
•	Lower lead generation during the second half of 2012 and into 2013 that had the unintended effect of temporarily slowing the flow of new customer leads from online marketing activities.

M&S revenue increased 21% primarily as a result of the cumulative effect of M&S contract renewals related to software licenses sold in prior years. M&S revenue as a percent of our total revenue was 57% in 2013 and 49% in 2012. M&S revenue continued its trend over recent years of becoming an increasing percentage of our total revenue.  As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products, particularly EFT, also purchase an M&S contract. Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase software license revenue in future periods.

Cost of Revenues.  Cost of revenues consists primarily of royalties, a portion of our bandwidth costs, hosted service expenses for our Managed Solutions, and expenses directly associated with professional services delivery.  Cost of revenues decreased 22% primarily due to:

•
Decreased labor costs of $216,000 associated with professional services under the MAT contract as a result of the reduction in our level of participation under that contract as described in our revenue discussions above.

•	Decreased royalties of $42,000 on certain product sales due to a favorable renegotiation of the terms of certain royalty agreements.

Offset by:

•	Increased hosted server expenses of $26,000 associated with the growth of MIX and Hosted EFT Server solutions.

Selling, General and Administrative.  These expenses decreased 11.2% primarily due to the following decreases in expenses:

•
Salaries and wages of $628,000 resulting primarily from the consolidation of our chief executive officer and president/chief operating officer positions and certain other officer and leadership positions being unfilled for a portion of 2013 while new personnel were being recruited.

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
•
Public relations expense of $138,000 due to increased use of in-house resources in 2013 as compared to the use of more expensive outside parties in 2012 and more focused and optimized spending in the areas of international and trade show outreach costs.

•	Sales commission expense of $147,000 due primarily to a higher percentage of our sales being for M&S for which the commission rate is lower.
•	Seminars and training expense of $78,000 due to enhanced general cost control policies.

Research and Development.   The overall profile of our research and development activities was as follows (in thousands):

	Year ending December 31,
	2013	2012
R&D expenditures	$4,665	$3,861
R&D expenditures expensed	3,766	3,531
R&D expenditures capitalized	899	330

R&D expenditures increased 20.8% from $3.9 million to $4.7 million. This increase was primarily due to our enhanced activities to develop and introduce new features, functions and capabilities for our products, particularly EFT Standard and Enterprise Editions and WAFS. These increased expenses were in the form of increased salaries expense to support a larger software engineering staff and additional amounts paid to third parties for software development.

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

Our capitalized software development costs were $899,000 in 2013 and $330,000 in 2012.  This increase was due to a greater number of our software development projects in 2013 compared to 2012 being related to product development through features and functionality development (as opposed to maintenance activities related to existing products) and having progressed to having a detailed program design or working prototype in place upon which to base our software product development work.

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

Depreciation and Amortization.  Depreciation and amortization expense decreased 25.4% primarily due to:

•
the 2012 amount including amortization of the software and customer list intangible assets arising from the Availl acquisition for that entire year while the 2013 period included amortization for only a portion of that year as a result of those intangible assets becoming fully amortized, and

•	the elimination of the TappIn intangible assets during 2013 such that we incurred amortization expense related to those assets for a portion of 2013 while we incurred such expense for all of 2012.

Other Income (Expense), Net.  Other income was lower during the 2013 period than during the 2012 period because the amount for the 2012 period included interest income from CoreTrace notes receivable that did not exist in 2013.  Other expense was further affected in the 2013 period compared to the 2012 period by the decrease in interest expense as a result of the outstanding principle balance on our notes payable declining throughout the year as we made the scheduled payments of principle and interest.

Income Taxes.  For 2013, we had an income tax benefit at an effective tax rate of 2.8%, which differed from the statutory federal income tax rate of 34% primarily due to:

•	The elimination of a $1.3 million deferred tax liability as a result of the TappIn earnout liability of $3.7 million being eliminated.
•	A domestic production activities credit of $99,000.
•	A research and development tax credit of $95,000.

Offset by:

•	State income taxes, net of the effect of their deduction for federal income tax purposes, of $57,000.

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

Item 8.  Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheet of GlobalSCAPE, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 2014 consolidated financial statements referred to above, present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. and its subsidiary as of December 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Padgett, Stratemann & Co., L.L.P.,
a member of the McGladrey Alliance
San Antonio, Texas
March 30, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. (a Delaware corporation) and its wholly-owned subsidiary (the “Company”) as of December 31, 2013 , and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. and its wholly-owned subsidiary as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Houston, Texas
March 27, 2014

GlobalSCAPE, Inc.
Consolidated Balance Sheets
(in thousands except share amounts)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$11,358	$9,455
Accounts receivable (net of allowance for doubtful accounts of $511 and $154 in 2014 and 2013, respectively)	5,938	3,765
Federal income tax receivable	-	113
Current deferred tax asset	402	184
Prepaid expenses	488	349
Total current assets	18,186	13,866

Fixed assets, net	616	744
Long term investments	3,185	3,122
Intangible assets, net	3,298	1,028
Goodwill	12,712	12,712
Deferred tax asset	290	1,476
Other assets	100	144
Total assets	$38,387	$33,092

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,111	$655
Accrued expenses	1,590	898
Deferred revenue	11,411	9,092
Income taxes payable	2	-
Long term debt, current portion	-	1,397
Total current liabilities	14,114	12,042

Deferred revenue, non-current portion	3,393	1,708
Long term debt, non-current portion	-	2,989
Other long term liabilities	52	60
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 20,989,267 and 19,592,117 shares issued at December 31, 2014 and December 31, 2013, respectively	21	20
Additional paid-in capital	18,370	15,834
Treasury stock, 403,581 shares, at cost, at December 31, 2014 and December 31, 2013	(1,452)	(1,452)
Retained earnings	3,889	1,891
Total stockholders’ equity	20,828	16,293
Total liabilities and stockholders’ equity	$38,387	$33,092

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2013	2012

Operating Revenues:
Software licenses	$10,292	$9,093	$10,277
Maintenance and support	15,033	13,767	11,352
Professional services	1,445	1,479	1,743
Total revenues	26,770	24,339	23,372
Operating Expenses:
Cost of revenues	1,018	1,011	1,296
Selling, general and administrative	18,071	14,881	16,761
Research and development	2,183	3,766	3,531
Affiliated entity asset impairment	-	-	3,264
TappIn intangible asset impairment and earnout liability elimination	-	(128)	(1,303)
Depreciation and amortization	883	908	1,217
Total operating expenses	22,155	20,438	24,766
Income (loss) from operations	4,615	3,901	(1,394)
Other income (expense):
Interest expense	(105)	(227)	(289)
Interest income	63	62	100
Total other income (expense)	(42)	(165)	(189)
Income (loss) before income taxes	4,573	3,736	(1,583)
Provision for income taxes	1,547	(104)	217
Net income (loss)	$3,026	$3,840	$(1,800)
Comprehensive income (loss)	$3,026	$3,840	$(1,800)

Net income (loss) per common share - basic	$0.15	$0.21	$(0.10)

Net income (loss) per common share - diluted	$0.15	$0.20	$(0.10)

Weighted average shares outstanding:
Basic	20,163	18,626	18,358

Diluted	20,693	19,082	18,358

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except number of shares)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2011	18,691,947	$19	$13,478	$(1,452)	$2,091	$14,136

Shares issued upon exercise of stock options	74,600	-	70	-	-	70

Tax (deficiency) from stock-based compensation	-	-	(28)	-	-	(28)

Stock-based compensation expense	-	-	915	-	-	915

Issuance of vested restricted stock	80,000	-	-	-	-	-

Common stock cash dividends	-	-	0	-	(1,289)	(1,289)

Net income (loss)	-	-	-	-	(1,800)	(1,800)

Balance at December 31, 2012	18,846,547	$19	$14,435	$(1,452)	$(998)	$12,004

Shares issued upon exercise of stock options	585,570	1	889	-	-	890

Tax (deficiency) from stock-based compensation	-	-	(156)	-	-	(156)

Stock-based compensation expense
Stock options	-	-	527	-	-	527
Restricted stock	160,000	-	139	-	-	139

Common stock cash dividends	-	-	-	-	(951)	(951)

Net income	-	-	-	-	3,840	3,840

Balance at December 31, 2013	19,592,117	$20	$15,834	$(1,452)	$1,891	$16,293

Shares issued upon exercise of stock options	1,317,150	1	2,242	-	-	2,243

Tax (deficiency) from stock-based compensation	-	-	(227)	-	-	(227)

Stock-based compensation expense
Stock options	-	-	354	-	-	354
Restricted stock	80,000	-	167	-	-	167

Common stock cash dividends	-	-	-	-	(1,028)	(1,028)

Net income	-	-	-	-	3,026	3,026

Balance at December 31, 2014	20,989,267	$21	$18,370	$(1,452)	$3,889	$20,828

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Operating Activities:
Net income (loss)	$3,026	$3,840	$(1,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Bad debt expense	445	29	68
Depreciation and amortization	883	908	1,217
Stock-based compensation	521	666	915
Deferred taxes	968	(948)	(377)
Excess tax deficiency from exercise of share based compensation	227	156	28
Affiliated entity asset impairment	-	-	3,264
TappIn intangible asset impairment and earnout liability elimination	-	(128)	(1,303)
Other	74	-	-
Subtotal before changes in operating assets and liabilities	6,144	4,523	2,012
Changes in operating assets and liabilities:
Accounts receivable	(2,619)	(444)	(60)
CoreTrace receivable	-	-	(150)
Prepaid expenses	(139)	77	(187)
Federal income taxes	(112)	(315)	292
Other assets	44	(103)	(11)
Accounts payable	456	223	(159)
Accrued expenses	693	(455)	(43)
Deferred revenues	4,004	1,027	2,141
Other long-term liabilities	(8)	(2)	9
Net cash provided by (used in) operating activities	8,463	4,531	3,844
Investing Activities:
Software development costs	(2,847)	(899)	(330)
Purchase of property and equipment	(252)	(139)	(213)
Purchase of TappIn, Inc. and earnout payments	-	(500)	(1,500)
Purchase of long-term investments	-	-	(60)
Interest on long term investments	(63)	(62)	-
Net cash provided by (used in) investing activities	(3,162)	(1,600)	(2,103)
Financing Activities:
Proceeds from exercise of stock options	2,243	890	70
Tax deficiency (benefit) from stock-based compensation	(227)	(156)	(28)
Notes payable principal payments	(4,386)	(1,338)	(1,276)
Dividends paid	(1,028)	(951)	(1,289)
Net cash provided by (used in) financing activities	(3,398)	(1,555)	(2,523)
Net increase (decrease) in cash	1,903	1,376	(782)
Cash at beginning of period	9,455	8,079	8,861
Cash at end of period	$11,358	$9,455	$8,079

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$117	$234	$294
Income taxes	$565	$1,161	$271

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
 Notes to Consolidated Financial Statements
December 31, 2014 and 2013

1.             Nature of Business and Corporate Structure

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.  Our primary product is Enhance File Transfer, or EFT. We have other products that complement our EFT product.

Throughout these notes unless otherwise noted, our references to 2014, 2013 and 2012 refer to the years ended December 31, 2014, 2013 and 2012, respectively.

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

For our products licensed and delivered under a software-as-a-service transaction on a monthly or other periodic subscription basis, we recognize subscription revenue, including initial setup fees, on a monthly basis over the contractual term of the customer contract as we deliver our products and services. Amounts invoiced or paid prior to this revenue recognition are presented as deferred revenue until earned.

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

Concentrations of Credit Risk and Significant Customers

Our cash, cash equivalents and long-term investments are on deposit in banks and are collectively insured by the Federal Deposit Insurance Corporation for $500,000.  Our balances in excess of that amount are not insured. We may withdraw our cash deposits upon demand. We maintain our cash with multiple financial institutions of reputable credit to minimize our risk of loss.

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

In 2014, 2013 and 2012, no single customer accounted for more than 10% of revenues.  One customer comprised 14% of our total accounts receivable at both December 31, 2014 and 2013, substantially all of which have been subsequently collected.

Other Concentrations

Sales in Foreign Markets.  In 2014, 2013 and 2012, approximately 28%, 27% and 26%, respectively, of our revenues resulted from sales to customers in foreign countries.  We received substantially all of our revenues from foreign customers in U.S. dollars resulting in limited exchange rate risks.  Our foreign sales are concentrated mostly in Canada, Western Europe and Latin America.

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

Cash and cash equivalents

Cash and cash equivalents includes all cash and highly liquid investments with original maturities of three months or less.  Our cash balance as of December 31, 2014, is insured by the Federal Deposit Insurance Corporation for $500,000.

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

Long Term Investments

Long-term investments consist of certificates of deposit held with financial institutions with contractual maturity dates greater than one year from the balance sheet date. The Company has the intent and ability to hold these investments until their maturity dates and therefore accounts for them as held-to-maturity. These certificates of deposit are stated at amortized cost, which approximates fair value of these investments.

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

As of December 31, 2014, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date.

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

Research and Development

We expense research and development costs as incurred.

Advertising Expense

We expense advertising costs as incurred as a component of our selling, general and administrative expenses.  Advertising expense was $1.4 million, $729,000 and $493,000 in 2014, 2013 and 2012, respectively.

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

Earnings Per Share

We compute basic earnings per share using the weighted-average number of common shares outstanding during the periods.  We compute diluted earnings per share using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.  Awards of non-vested options are considered potentially dilutive common shares for the purpose of computing earnings per common share.  In applying the treasury stock method to non-vested options, the assumed proceeds include the amount the employee must pay to exercise the option plus the amount of unrecognized cost attributable to future periods less any expected tax benefits. Below is a reconciliation of the numerators and denominators of basic and diluted earnings per share for each of the following years (in thousands except net income (loss) per share amounts):

	Year ended December 31,
	2014	2013	2012 (1)
Numerators
Numerator for basic and diluted earnings per share:
Net income (loss)	$3,026	$3,840	$(1,800)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	20,163	18,626	18,358

Dilutive potential common shares
Stock options and awards	530	456	-
Denominator for diluted earnings per share	20,693	19,082	18,358
Net income (loss) per common share - basic	$0.15	$0.21	$(0.10)
Net income (loss) per common share – diluted	$0.15	$0.20	$(0.10)

(1)
For the year ended December 31, 2012, options to purchase 531,634 shares and all of the warrants outstanding at that date have been excluded in computing dilutive shares as the effect would be anti-dilutive.

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

Reclassifications

Amounts previously reported as other revenue in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012, have been reclassified to software licenses revenue to conform to the presentation for the year ended December 31, 2014.

4.             Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts.  The activity in the Company’s allowance for doubtful accounts has been as follows ($ in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of period	$154	$171	$170
Provision for doubtful accounts	445	29	68
Accounts written off	(88)	(46)	(67)
Balance, end of period	$511	$154	$171

5.             Fixed Assets

Fixed assets, at cost, consist of the following ($ in thousands):

	December 31,
	2014	2013
Furniture and equipment	$620	$648
Software	634	788
Equipment	1,075	939
Leasehold improvements	559	590
	2,888	2,965
Less accumulated depreciation	(2,272)	(2,221)
Fixed assets, net	$616	$744

6.             Capitalized Software Development Costs

Our capitalized software development costs profile is as follows: ($ in thousands):

	December 31,
	2014	2013
Gross capitalized cost	$4,077	$1,229
Accumulated amortization	(779)	(201)
Net balance	$3,298	$1,028

	Year Ended December 31,
	2014	2013	2012
Amount capitalized	$2,847	$889	$330
Amortization expense	(577)	(174)	(27)

	Released	Unreleased
	Products	Products

Gross capitalized amount at December 31, 2014	$2,620	$1,457

Future amortization expense for
the year ending December 31,
2015	$846
2016	699
2017	296
Total	$1,841

We include capitalized software development costs in intangible assets on our balance sheet. The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

7.             Notes Payable

During 2014, we repaid-in-full and retired our notes payable to a bank. This payment eliminated the financial covenants and other terms and conditions of the related loan agreements and also eliminated the lien on our long-term investments such that we can convert them to cash and cash equivalents at our discretion at any time to meet the needs of our business.

8.             Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Year Ended December 31,
	2014	2013	2012
Share-based compensation expense	$521	$666	$915

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	It authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards.
•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•	Stock options we issue generally become exercisable ratably over a three year period and expire ten years from the date of grant.
•	We issued no restricted stock awards under this plan in 2014, 2013 or 2012.
•	As of December 31, 2014, stock-based incentives for up to 1,341,640 shares remained available for issuance in the future under this plan.

During a portion of 2010 and in earlier years, we issued stock options under the GlobalSCAPE, Inc. 2000 Stock Option Plan. We no longer issue stock options under this plan.

Our stock option activity has been as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
			(Years)	(000's)
Outstanding at December 31, 2011	4,058,320	$1.91	6.39	$540

2012
Granted	422,000	$1.93
Forfeitures	(755,625)	$4.09
Exercised	(74,600)	$0.94
Outstanding at December 31, 2012	3,650,095	$1.91	6.14	$300

2013
Granted	424,740	$1.66
Forfeitures	(371,520)	$2.17
Exercised	(585,570)	$1.52
Outstanding at December 31, 2013	3,117,745	$1.92	4.46	$1,808

2014
Granted	394,500	$2.40
Forfeitures	(172,920)	$2.33
Exercised	(1,317,150)	$1.70
Outstanding at December 31, 2014	2,022,175	$2.12	6.07	$710

Exercisable at December 31, 2014	1,348,475	$2.14	4.76	$553

Additional information about our stock options is as follows:

	2014	2013	2012
Weighted average fair value of options granted during the year	$1.30	$0.87	$1.09
Intrinsic value of options exercised during the year	$1,160,000	$239,000	$64,000
Cash received from stock options exercised during the year	$2,243,000	$889,000	$70,000

Number of options that vested during the year	295,670	519,175	382,772
Fair value of options that vested during the year	$304,000	$632,000	$737,000

Unrecognized compensation expense related to non-vested options at end of year	$560,000	$526,000	$963,000
Weighted average years over which non-vested option expense will be recognized	1.93	1.97	1.84

As of December 31, 2014
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.15 - $0.33	133,640	3.49	$0.77	133,640	$0.77
$0.85 - $1.41	252,035	5.1	$1.42	213,015	$1.42
$1.43 - $2.16	797,300	6.97	$1.83	533,300	$1.87
$2.18 - $4.10	839,200	5.93	$2.82	468,520	$3.16
Total options	2,022,175			1,348,475

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	56%	55%	63%
Expected annual dividend yield	0	0	0
Risk free rate of return	1.91%	1.48%	0.98%
Expected option term (years)	6.00	6.00	6.00

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

•	We issued no stock options under this plan in 2014, 2013 or 2012.
•	As of December 31, 2014, stock-based incentives for up to 148,500 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2011	80,000	$2.16

2012
Shares granted with restrictions	80,000	$1.97
Shares vested and restrictions removed	(80,000)	$2.16	$158,000
Restricted Shares Outstanding at December 31, 2012	80,000	$1.97

2013
Shares granted with restrictions	80,000	$1.65
Shares vested and restrictions removed	(80,000)	$1.97	$133,600
Restricted Shares Outstanding at December 31, 2013	80,000	$1.65

2014
Shares granted with restrictions	80,000	$2.32
Shares vested and restrictions removed	(80,000)	$1.65	$189,600
Restricted Shares Outstanding at December 31, 2014	80,000	$2.32

At December 31, 2014, we had $77,000 of unrecognized compensation expense related to non-vested restricted stock awards. We expect to recognize that expense in the future over a weighted-average period of five months.

9.             Common Stock Purchase Warrants

We had a securities purchase agreement with certain accredited investors under which we granted them warrants to purchase 1,352,000 shares of our common stock at an exercise price of $3.15 per share.   These warrants expired unexercised in May 2012.

10.           Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	2014			2013			2012
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$733	$739	$1,472	$898	$(1,090)	$(192)	$(574)	$741	$167
State	93	(18)	$75	85	3	88	55	(5)	50
Total	$826	$721	$1,547	$983	$(1,087)	$(104)	$(519)	$736	$217

Deferred income taxes on our balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Capital loss carryforward	$1,099	$1,099
Share-based compensation	654	1,005
Deferred revenue	581	503
Net operating loss carryforward	210	270
Compensation and benefits	128	84
Allowance for doubtful accounts	174	52
Other	24	2
Total gross deferred tax assets	2,870	3,015
Valuation allowance	(1,099)	(1,099)
Net deferred tax assets	1,771	1,916

Deferred tax liabilities:
Intangible assets	1,028	193
Depreciation	51	63
Total gross deferred tax liabilities	1,079	256

Net deferred tax assets	$692	$1,660

Presentation on balance sheet:
Current deferred tax asset	$402	$184
Deferred tax asset, non-current	290	1,476
Total net deferred tax assets	$692	$1,660

As of December 31, 2014, we had federal income tax net operating loss carry forwards of $619,000 available to offset future federal taxable income, if any. These carry forwards arose from TappIn operations before we purchased TappIn, Inc. and became available to us at the time we acquired that company.  These carry forwards expire in 2030 and 2031.

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

The R&D tax credit for 2012 was extended by legislation passed in 2013. GAAP requires that this credit related to 2012 be recorded in the year in which this legislation passed (i.e. 2013).  Accordingly, the effects of the R&D credit related to 2012 are included in our 2013 financial statements, and our 2012 financial statements do not include an R&D credit. The effects of the R&D tax credit for 2013 and 2014 are including in the financial statements for those years.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	2014	2013
Balance, beginning of year	$125	$125
Increases for tax positions related to the current year	-	-
Increases for tax positions related to prior years	-	-
Decreases for tax positions related to prior years	-	-
Reductions due to lapsed statute of limitations	-	-
Balance, end of year	$125	$125

Our federal income tax returns for 2010 and prior years are no longer subject to examination by the Internal Revenue Service except for the R&D tax credit component of our 2008, 2009 and 2010 federal income tax returns. The R&D component of our 2008, 2009 and 2010 federal income tax returns is under routine examination by the Internal Revenue Service with the results of that examination not yet finalized by the Internal Revenue Service.

To the extent they arise, we record interest and penalty expense related to income taxes as an other expense in our statement of operations.  We incurred no such expenses in 2014, 2013 or 2012.

We file state tax returns in various states.  The taxes resulting from these filings are included in income tax expense. Taxes we pay to these states are not material to our results of operations or financial position.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax expense (benefit) at federal statutory rate	$1,555	$1,270	$(538)

Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	43	57	32
Other	29	20	(16)
Capital loss carryforward valuation allowance	-	-	1,099
R&D tax credit uncertain tax position	-	-	125
Share-based compensation	0	(1)	1
Research and development credit	(50)	(95)	-
Domestic production activities deduction	(30)	(99)	(43)
Tappin earnout liability not earned	-	(1,256)	(443)
Income tax expense (benefit) per the statement of operations	$1,547	$(104)	$217

11.           Employee Benefit Plan

We provide our employees a 401(k) plan under which we make employer matching contributions in amounts determined by our Board of Directors. Our matching contributions were $92,000, $111,000, and $102,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

12.           Acquired Intangible Assets and TappIn Earnout Liability

Intangible assets resulting from our acquisition of Availl, Inc. in 2006 and TappIn, Inc. in 2011 consisted of the following ($ in thousands):

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

We amortize acquired intangible assets on a straight-line basis over their weighted average lives. This amortization expense was zero, $614,000 and $895,000 in 2014, 2013 and 2012, respectively.  There is no future amortization expense associated with these acquired intangibles.

When we acquired TappIn in December 2011, we allocated the total purchase price of this acquisition to assets and liabilities based on their estimated fair values at the acquisition date.  That allocation resulted in the TappIn intangible assets set forth in the table above. In 2013, we evaluated input from our customers and the marketplace as a whole relative to the TappIn product line and concluded that our future emphasis would be on merging the TappIn technology and functionality with our EFT Standard Edition and EFT Enterprise Edition products to create an enterprise-level secure content mobility solution.  We concluded that offering the TappIn technology through this integration would maximize the return on our investment in this product line. While we decided to continue to offer TappIn as a standalone product in its Standard and Professional Editions, we concluded that revenue earned from the TappIn product line sold in those configurations would not be significant to our results of operations and financial position in the future.

For accounting and financial statement presentation purposes, the value assigned to the developed technology intangible asset as of the date we acquired TappIn and subsequent thereto related only to the TappIn Standard Edition developed technology that existed on the date we acquired TappIn.  Under GAAP, none of the value of this intangible asset could be derived from the TappIn Professional Edition or from other uses of the TappIn technology.  Specifically, none of the TappIn core technology, enabling technology or the migration of that technology, including the application of that technology to our EFT Standard Edition and EFT Enterprise Edition product lines as mentioned above, could be relied upon to ascribe value to the developed technology intangible asset. Since we concluded revenue earned from the TappIn Standard Edition would not be significant to our results of operations and financial position in the future, we concluded it to be more-likely-than-not that the intangible asset arising from this developed technology is of nominal future value. Accordingly, we reduced its value to zero on our balance sheet as of December 31, 2013, and recorded a corresponding expense for the year ended December 31, 2013.

For accounting and financial statement purposes, the value assigned to the customer relationship intangible asset relates to one contract with a third-party as it stood and was in place on the date we acquired TappIn.  Under GAAP, none of the value of this intangible could be derived from future modifications of this contract or from other, subsequent customer relationships.  The value of the contract that gave rise to this customer relationship intangible was dependent upon both continued shipments of that customer’s products as they existed at the time we acquired TappIn and the purchasers of that customer’s products subscribing to TappIn Professional Edition.  We concluded that revenue earned from the activities upon which the value of the customer relationship intangible asset was derived would not be significant to our results of operations and financial position in the future. Our relationship with that customer remains in place relative to products it is currently selling that did not exist at the time we acquired TappIn and that were not part of determining the intangible value of this customer relationship at that time.  We concluded it to be more-likely-than-not that the intangible asset arising from this customer relationship and the products it covered as they existed at the time we acquired TappIn were of nominal future value.  Accordingly, we reduced its value to zero on our balance sheet as of December 31, 2013, and recorded a corresponding expense for the year ended December 31, 2013.

Our acquisition of TappIn provided for the possible payment of $4.5 million of contingent consideration to the former shareholders of TappIn for which our balance sheet prior to December 31, 2103, had included a liability of $3.7 million. We concluded as of December 31, 2013, that the likelihood of those revenue milestones being achieved was remote and that the contingent consideration would not have to be paid.  Accordingly, we reduced the TappIn earn out liability on our balance sheet to zero as of December 31, 2013 and recorded a corresponding credit to income in 2013. Our obligation to make any such contingent payment expired on December 31, 2014, with no additional contingent payments being paid or due.

When we acquired TappIn in December 2011, we recorded a deferred tax liability resulting from our recording of the intangible assets described above as of the acquisition date for which there was no corresponding change in the tax basis of the TappIn common stock that we purchased.  The balance of this deferred tax liability was $1.2 million as of December 31, 2012.  Our reduction of the TappIn intangible assets to zero eliminated this deferred tax liability with a corresponding credit to federal income tax expense during the year ended December 31, 2013.

The effects of the above items were recorded in our financial statements as of December 31, 2013, and for the year then ended and are summarized as follows ($ in thousands):

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

 14.          Commitments and Contingencies

Minimum rental commitments under operating leases at December 31, 2014, are as follows ($ in thousands):

Year Ending December 31,
2015	$355
2016	360
2017	360
2018	360
2019	120
Total	$1,555

Rent expense under operating leases was $458,000 in 2014, $473,000 in 2013 and $468,000 in 2012. We had a deferred rent credit of $52,000 at December 31, 2014, that we amortize as a credit to rent expense on a straight-line basis over the remaining life of the applicable lease.

We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be $951,000.

15.           Quarterly Consolidated Financial Information (unaudited)

	Fiscal Year 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$5,728	$6,686	$6,490	$7,866
Total operating expenses	$4,921	$5,913	$5,226	$6,095
Other income (expense)	$(20)	$(27)	$(11)	$16
Net income (loss) before provision for income taxes	$787	$746	$1,253	$1,787
Net income (loss)	$534	$488	$782	$1,222

Net income (loss) per share:
Basic	$0.03	$0.02	$0.04	$0.06
Diluted	$0.03	$0.02	$0.04	$0.06
Weighted average shares outstanding
Basic	19,534	20,071	20,487	20,487
Diluted	20,394	20,622	20,890	20,859

	Fiscal Year 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Total revenues	$5,879	$5,925	$6,337	$6,197
Total operating expenses	$5,132	$5,297	$4,802	$5,207
Other income (expense)	$(47)	$(43)	$(39)	$(35)
Net income (loss) before provision for income taxes	$700	$585	$1,496	$955
Net income (loss)	$517	$381	$2,287	$655

Net income (loss) per share:
Basic	$0.03	$0.02	$0.12	$0.04
Diluted	$0.03	$0.02	$0.12	$0.03
Weighted average shares outstanding
Basic	18,444	18,502	18,761	18,873
Diluted	18,982	18,955	19,158	19,461

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, our President and Chief Executive Officer and Chief Financial Officer evaluated, with the participation of management, the effectiveness of our disclosure controls and procedures.  Based on the evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of disclosure controls and procedures are met.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(e).  Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission in 1992 (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President and Chief Executive Officer and its Chief Financial Officer.  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

James W. Albrecht, Jr.
Chief Financial Officer
GlobalSCAPE, Inc.
4500 Lockhill-Selma, Suite 150
San Antonio, Texas 78249

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2014.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

	•	Consolidated Balance Sheets — December 31, 2014 and 2013

	•	Consolidated Statements of Operations — Years ended December 31, 2014, 2013 and 2012

	•	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2014, 2013 and 2012

	•	Consolidated Statements of Cash Flows — Years ended December 31, 2013, 2012 and 2011

	•	Notes to Consolidated Financial Statements — December 31, 2014 and 2013

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit
Number	Description
3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).
3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10-K filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3
Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

*10.10	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.11	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 5, 2007).

*10.12	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.13	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.14	GlobalSCAPE, Inc. 2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

*10.15
Form of Non-Qualified Stock Option Agreement under GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Previously filed as Exhibit 10.1 to Form 8-K filed on February 10, 2015).

10.16	Employment Agreement dated as of September 9, 2013 by and between GlobalSCAPE and Matthew Goulet (Previously filed as Exhibit 10.17 to Form 10-K filed on March 27, 2014).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008)

21.1	Subsidiaries of GlobalSCAPE, Inc. (Filed as Exhibit 21.1 to Form 10-K filed March 29, 2012).

23.1	Consent of Grant Thornton LLP (Filed herewith).

23.2	Consent of Padgett, Stratemann & Co., L.L.P. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).
32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)
101	Interactive Data File.

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 30, 2015.

GlobalSCAPE, Inc.

By:	/s/ James L. Bindseil
James L. Bindseil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2015.

Signature	Title

/s/ James L. Bindseil	President and Chief Executive Officer and Director
James L. Bindseil	(Principal Executive Officer)

/s/ James W. Albrecht, Jr.	Chief Financial Officer
James W. Albrecht, Jr.	(Principal Finance and Accounting Officer)

/s/ Thomas W. Brown	Chairman of the Board and Director
Thomas W. Brown

/s/ David L. Mann	Director
David L. Mann

/s/ Frank M. Morgan	Director
Frank M. Morgan

/s/ Phillip M. Renfro	Director
Phillip M. Renfro