Form 10-Q
period 2015-03-31
GLOBALSCAPE INC
filed 2015-05-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

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

As of May 8, 2015, there were 20,762,186 shares of common stock outstanding.

Index

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2015

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

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)
Unaudited

	March 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$12,345	$11,358
Accounts receivable (net of allowance for doubtful accounts of $500 and $511 in 2015 and 2014, respectively)	4,715	5,938
Current deferred tax asset	312	402
Prepaid expenses	378	488
Total current assets	17,750	18,186

Fixed assets, net	598	616
Long term investments	3,201	3,185
Intangible assets, net	3,771	3,298
Goodwill	12,712	12,712
Deferred tax asset	302	290
Other assets	100	100
Total assets	$38,434	$38,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$555	$1,111
Accrued expenses	1,284	1,590
Deferred revenue	10,962	11,411
Income taxes payable	182	2
Total current liabilities	12,983	14,114

Deferred revenue, non-current portion	3,310	3,393
Other long term liabilities	51	52
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,163,767 and 20,989,267 shares issued at March 31, 2015, and December 31, 2014, respectively	21	21
Additional paid-in capital	18,817	18,370
Treasury stock, 403,581 shares, at cost, at March 31, 2015 and December 31, 2014	(1,452)	(1,452)
Retained earnings	4,704	3,889
Total stockholders’ equity	22,090	20,828
Total liabilities and stockholders’ equity	$38,434	$38,387

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31
	2015	2014

Operating Revenues:
Software licenses	$2,458	$1,912
Maintenance and support	4,034	3,579
Professional services	388	237
Total Revenues	6,880	5,728
Operating Expenses:
Cost of revenues	248	204
Selling, general and administrative	4,578	4,049
Research and development	513	527
Depreciation and amortization	288	141
Total operating expenses	5,627	4,921
Income from operations	1,253	807
Other income (expense), net	11	(20)
Income before income taxes	1,264	787
Income tax expense	449	253
Net income	$815	$534
Comprehensive income	$815	$534

Net income per common share -
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Weighted average shares outstanding:
Basic	20,647	19,534
Diluted	21,099	20,394

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at December 31, 2014	20,989,267	$21	$18,370	$(1,452)	$3,889	$20,828

Shares issued upon exercise of stock options	174,500	-	290	-	-	290

Stock-based compensation expense:
Stock options	-	-	101	-	-	101
Restricted stock	-	-	47	-	-	47

Net increase in excess tax benefit from stock-based compensation	-	-	9	-	-	9

Net income	-	-	-	-	815	815

Balances at March 31, 2015	21,163,767	$21	$18,817	$(1,452)	$4,704	$22,090

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Operating Activities:
Net income	$815	$534
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	87	108
Depreciation and amortization	288	141
Stock-based compensation	148	126
Deferred taxes	78	414
Excess tax benefit from share-based compensation	(9)	173
Subtotal before changes in operating assets and liabilities	1,407	1,496
Changes in operating assets and liabilities:
Accounts receivable	1,136	251
Prepaid expenses	110	75
Deferred revenue	(532)	(84)
Accounts payable	(556)	38
Accrued expenses	(306)	42
Other long-term liabilities	(1)	(4)
Income tax receivable and payable	189	(157)
Net cash provided by operating activities	1,447	1,657
Investing Activities:
Software development costs capitalized	(691)	(751)
Purchase of property and equipment	(52)	(63)
Interest reinvested in long term investments	(16)	(16)
Net cash (used in) investing activities	(759)	(830)
Financing Activities:
Proceeds from exercise of stock options	290	919
Excess tax benefit from share-based compensation	9	(173)
Notes payable principal payments	-	(341)
Net cash provided by financing activities	299	405
Net increase in cash	987	1,232
Cash at beginning of period	11,358	9,455
Cash at end of period	$12,345	$10,687

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$49
Income taxes	$174	$45

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2015 and For the Three Months Then Ended

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

Throughout these notes unless otherwise noted, our references to the 2015 quarter and the 2014 quarter refer to the three months ended March 31, 2015 and 2014, respectively.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and footnotes required under generally accepted accounting principles in the United States, or GAAP, for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we refer to as the 2014 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2014 Form 10-K and in this report.

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

There have been no changes in our significant accounting policies during the 2015 quarter compared to the 2014 quarter or from those described in our 2014 Form 10-K. Listed below is a condensed version of our significant accounting policies.

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

Revenue Classifications

Amounts previously reported as other revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income for the 2014 quarter have been reclassified to software licenses revenue to conform to the presentation for the 2015 quarter.

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

Index

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

4.	Capitalized Software Development Costs

Our capitalized software development costs profile was as follows: ($ in thousands):

	March 31	December 31
	2015	2014
Gross capitalized cost	$4,768	$4,077
Accumulated amortization	(997)	(779)
Net balance	$3,771	$3,298

	Three Months Ended March 31,
	2015	2014
Amount capitalized	$691	$751
Amortization expense	218	68

Index

	Released	Unreleased
	Products	Products
Gross capitalized amount at March 31, 2015	$2,973	$1,795

Future amortization expense:
Nine months ending December 31, 2015	716
Year ending December 31,
2016	817
2017	414
2018	29
Total	$1,976

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

	Three Months Ended March 31,
	2015	2014
Share-based compensation expense	$148	$126

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	It authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards.
•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•	Stock options we issue generally become exercisable ratably over a three year period and expire ten years from the date of grant.
•	We issued no restricted stock awards under this plan during the 2015 quarter or the 2014 quarter.
•	As of March 31, 2015, stock-based incentives for up to 1,032,840 shares remained available for issuance in the future under this plan.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2014	2,022,175	$2.12	6.07	$710
Granted	362,000	$3.16
Forfeited	(53,200)	$1.97
Exercised	(174,500)	$1.66
Outstanding at March 31, 2015	2,156,475	$2.33	6.55	$2,431

Exercisable at March 31, 2015	1,287,629	$2.20	4.83	$1,663

Index

Additional information about our stock options is as follows:

	Three Months Ended March 31,
	2015	2014
Weighted average fair value of options granted	$1.38	$1.30
Intrinsic value of options exercised	$255,116	$266,013
Cash received from stock options exercised	$289,566	$919,204

Number of options that vested	130,654	92,080
Fair value of options that vested	$150,114	$93,579

Unrecognized compensation expense related to non-vested options at end of year	$916,372	$745,759
Weighted average years over which non-vested option expense will be recognized	$2.33	$2.24

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2015	2014
Expected volatility	57%	56%
Expected annual dividend yield	2.40%	0
Risk free rate of return	1.58%	1.95%
Expected option term (years)	6.00	6.00

Based upon our dividend payment activity in recent years, beginning in the 2015 quarter, we added an expected annual dividend yield to these assumptions.

Restricted Stock Awards

The 2006 Non-Employee Directors Long Term Incentive Plan (“2006 Directors Plan”) that was in place during the 2015 quarter provides for the issuance of either stock options or restricted stock awards for up to 500,000 shares of our common stock. Provisions of this plan included the following:

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

•	We issued no stock options or restricted stock under this plan during the 2015 quarter or the 2014 quarter.

On May 14, 2015, the Company’s stockholders approved the adoption and implementation of the 2015 Non-Employee Directors Long Term Incentive Plan.  The provisions of this plan are substantially the same as the 2006 Directors Plan it replaces. We will not issue any additional stock or stock options under the 2006 Directors Plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2014	80,000	$2.32
Shares granted with restrictions
Shares vested and restrictions removed
Restricted Shares Outstanding at March 31,2015	80,000

Shares remaining available under the plan for future issuance	-

Unrecognized compensation expense for non-vested shares as of March 31,2015
Expense to be recognized in future periods	$30,933
Weighted average number of months over which expense is expected to be recognized	2.28

Index

6.	Income Taxes

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three Months Ended March 31,
	2015	2014
Income tax expense (benefit) at federal statutory rate	$430	$268

Increase (decrease) in taxes resulting from:
Domestic production activities deduction	(30)	(17)
State taxes, net of federal benefit	16	(3)
Other	33	5
Income tax expense (benefit) per the statement of operations	$449	$253

As of March 31, 2015, we had federal income tax net operating loss carry forwards of $575,000 available to offset future federal taxable income, if any. These carry forwards expire in 2030 and 2031.

Legislation has not yet been passed to extend the R&D tax credit into 2015. According, we have not recorded a benefit for that credit in the 2015 quarter. The R&D tax credit was in effect for all of 2014 and, accordingly, the effects of the R&D tax credit are included for the 2014 quarter.

7.	Earnings per Common Share

Earnings per share for the periods indicated were as follows (in thousands except per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income	$815	$534

Weighted average shares outstanding - basic	20,647	19,534
Stock options	452	860
Weighted average shares outstanding - diluted	21,099	20,394

Net income per common share - basic	$0.04	$0.03
Net income per common share - diluted	$0.04	$0.03

8.	Commitments and Contingencies

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

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Quarterly Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2014 Form 10-K and other documents filed with the Securities and Exchange Commission.  Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Quarterly Report.

In the following discussion, our references to the 2015 quarter and the 2014 quarter refer to the three months ended March 31, 2015 and 2014, respectively.

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

Our Enhanced File Transfer, or EFT, solutions are currently our primary product. These “server side” solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide small and medium-sized businesses, or SMBs, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities.

Our Wide-Area File Services, or WAFS, software product uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network allowing users to access their data at higher speeds than possible with alternate approaches. We believe this technology enables collaboration at greater efficiency levels than solutions available from our competitors or with native operating system connectivity.

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

Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address the growing market demand for secure, “anytime and anywhere”, device-independent access to distributed content. We believe that the inclusion of secure content mobility capability in our portfolio, and specifically the introduction of this capability to enterprise-level organizations, will contribute to the future growth of our business due to the continuing adoption of tablet computers and smartphones. scConnect is our on-premises, enterprise file synchronization and sharing solution that we introduced to the market in April 2015. scConnect provides users with secure content mobility and the ability to share and access data anytime on any device. At the same time, scConnect provides information technology department administrators with the tools necessary to maintain the security of sensitive enterprise information and to control and monitor user access and activity. Designed to replicate today’s cloud experience without the risk, reliability or confidentiality concerns of shared infrastructures, scConnect enables secure collaboration and content mobility without involving third-party servers. Created with both the information technology team and end user in mind, scConnect offers benefits that exceed many cloud-based, file sharing services.

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

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2015:

-	5-Star rating in The Channel Company’s CRN 2015 Partner Program Guide.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the fifth year in a row with a ranking of #3 in the medium size category.

•	In 2014:

-	Info Security Product Guide Global Excellence Gold and Bronze Awards.
-	CISCO Developer-Preferred Solution Award.
-	Named one of the best places to work in the information technologies small business category by Computerworld for the third time.
-	Named as one of San Antonio’s top employers in the Top Workplaces survey conducted by the San Antonio Express-News.

•	In 2013:

-	Named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers for the third year in a row.
-	Listed in the highest ranking category of “Champion” in Info-Tech Research Group’s Vendor Landscape Report for managed file transfer for the second year in a row.
-	Recognized by the San Antonio Business Journal for fast growth in revenue for the second consecutive year and as a top-ranked, public company based on revenue growth.

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below.

Index

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

We believe annual revenue growth is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends and adjust resource allocations. We believe our revenue growth is primarily dependent upon executing our business strategies which include:

•	Continuing innovation of core products and introducing enhanced collaboration and sharing tools.

•	Enhancing marketing programs to expand solution awareness.

•	Leveraging and expanding third party, channel distribution partnerships.

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work. Beginning in 2014, we increased our research and development spending to create and introduce new features, functions and capabilities for our products.

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

As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products, particularly EFT, also purchase an M&S contract. Our M&S contracts are typically for one year, with some customers buying two year or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase software license revenue in future periods.

For more information, see Comparison of the Statement of Operations for the Three Months Ended March 31, 2015 and 2014.

Bookings (Non-GAAP Measurement)

We consider business “booked” when we issue an invoice to a customer for their purchase of our products or services. Bookings consist of invoiced amounts for which we recognize revenue currently and invoiced amounts for which we defer revenue recognition to future periods. Our bookings trends and the reconciliation of bookings to revenue are as follows:

	Three Months Ending March 31
	2015	2014

Bookings	$6,348	$5,644
Change in deferred revenue	532	84
Revenue	$6,880	$5,728

Index

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

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net income (loss)	$815	$534
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	449	253
Interest expense, net	(11)	20
Depreciation and amortization:
Total depreciation and amortization	288	141
Amortization of capitalized software development costs	(218)	(68)
Stock-based compensation expense	148	126
Adjusted EBITDA	$1,471	$1,006

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

Index

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

During the 2015 quarter and the 2014 quarter, we had no infrequent items that made it necessary to prepare a measurement of income and expense excluding infrequent events.  Accordingly, no such measurement is presented in this Quarterly Report.

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

EFT Standard and Enterprise Editions

We earn most of our software license revenue from sales of our suite of EFT products and solutions which was a Gold Winner in the Compliance category of the 2015 Info Security Products Guide Global Excellence Awards. These “server side” solutions provide a common, scalable MFT platform that accommodates a broad family of add-on modules to provide SMBs, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities. During the past several quarters, we have released new versions of our EFT platform which added several enhancements and capabilities including, among others:

•
Workspaces, which is a file-sharing module within EFT that allows employees to create their own groups and assign permissions for those groups, much like a virtual data room, to provide access to files for which they themselves have access on the EFT server.  This functionality is accomplished without compromising the security, control, and governance of those files.

•	Active-active high availability, or HA, which maximizes uptime and performance of critical information technology systems.
•	Enhanced compatibility of web transfer client file transfers through HTML5 support in addition to the existing Java Runtime Environment.
•	Increased scalability and business continuity with more flexible, uninterrupted file transfer service.
•	Improved facilitation of PCI DSS version 3.0 compliance with updates to security components, such as PGP and AS2.
•	Addition of new Content Integrity Control providing an Internet Content Adaptation Protocol (ICAP) connector to anti-malware scanners and data loss prevention (DLP) solutions.
•	Integration with SMS PASSCODE for Mobile-Based 2 Factor Authentication.

We continue to develop these products and solutions by, for example, improving their speed and responsiveness of performance, providing additional administration flexibility supporting cross-platform implementation with our DMZ Gateway solution, implementing business activity monitoring, and providing additional language support. We have sustained the year-to-year increase in our revenue from these products and solutions as a result of both our ongoing development of this product line that has continued to enhance its appeal in the marketplace and by delivering quality service and support for these products.  We are maintaining our focus on our EFT Standard and Enterprise products to ensure that innovation continues with these highly valued products and that the needs of our clients are met in timely and quality fashion.

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

The cloud-based solutions have established an additional delivery method for our MFT products and solutions and potentially for other solution capabilities. Through our cloud services, we offer new and existing customers “pay as you go”, flexible pricing under one, two, and three-year contracts that help them eliminate upfront capital expenditures. This subscription revenue provides us with a growing revenue stream visible into future periods. While our cloud-based MFT revenue has grown from year-to-year, it does not yet constitute a material portion of our overall revenue.

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

Wide Area File Services

Our WAFS software provides a file sharing, collaboration, and replication solution over multiple sites. WAFS technology provides enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. A key feature and benefit of WAFS is its byte-level differencing architecture that continually transmits only changed bytes (versus an entire file) thereby allowing rapid update of large files accessed by widely dispersed, multiple users. Other key features of WAFS include native file locking, replication to multiple locations simultaneously and adherence to access control list file permissions, and full UTF-8 support. We have an ongoing product development program to expand the WAFS operating specifications so that we can introduce it to a continuously broader spectrum of the marketplace and increase our revenue from this product.

During 2014, we released updated versions of WAFS that improved the performance of various WAFS features such as file-based filters, accessing folders that contain a large number of files, and file copying processes and that incorporated several upgrades including:

•	Support for Windows Server 2012 R2.
•	Improved performance.
•	Enhanced reporting.
•	Greater driver stability.
•	Faster and more reliable collaboration and multi-user access to files.

We believe WAFS will be competitive in the marketplace for the foreseeable future as a product for file sharing, collaboration, and replication solution over multiple sites.

Index

Managed E-mail Attachment Solution

Our managed e-mail attachment solution, Mail Express, is a client-server application that allows users to send and receive e-mail attachments of virtually unlimited size easily and transparently without resorting to unapproved and potentially insecure methods such as USB drives or social media sites.  The ability of Mail Express to transmit multi-terabyte and larger attachments, which is well beyond the operation range of typical competing approaches to sending email attachments, means the user is limited only by the available bandwidth when sending files as an email attachment. Mail Express was a Bronze Winner in the Email Security and Management category of the 2015 Info Security Products Guide Global Excellence Awards.

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

During 2014, we introduced new Mail Express features and versions that included:

•	Optional encrypted transmission of the message body in addition to attachments.
•	Support of FIPS 140-2 encryption protocols to provide a level of security which, in particular, supports compliance with HIPPA regulations.
•	Improved password and user account administration and control.
•	Up to 100,000 licenses per server instance.
•	Flexibility to integrate with the EFT product suite or deploy as a stand-alone application.
•	Additional international language support.
•	A dashboard allowing additional administrator visibility into all connected clients.
•	An updated user experience.

We believe Mail Express will be competitive in the marketplace for the foreseeable future as a product for securely sharing and managing large e-mail attachments.

Secure Content Mobility Solutions

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

Index

scConnect is our on-premises enterprise file synchronization and sharing solution that we introduced to the market in April 2015. scConnect provides users secure content mobility and the ability to share and access data anytime on any device. At the same time, scConnect provides information technology department administrators with the tools necessary to maintain the security of sensitive enterprise information and to control and monitor user access and activity. Designed to replicate today’s cloud experience without the risk, reliability or confidentiality concerns of shared infrastructures, scConnect enables secure collaboration and content mobility without involving third-party servers. Created with both the information technology team and end user in mind, scConnect offers benefits that exceed many cloud-based, file sharing services, including:

For End Users:
•	Provides a familiar cloud “drive”-like interface, allowing for ease of use.
•	Offers access to everything from individual files and folders to full desktops and network shares without requiring any data to be copied or uploaded to the cloud.
•	Imposes no software limitations on storage space that can be accessed and no limitations on file sizes that can be uploaded.
•	Allows for sharing with users and groups both internal and external to the organization

For Administrators:
•	Enables administrators to give users greater control of information sharing without losing oversight or requiring trust in third-party tools and security architectures.
•	Integrates with Active Directory/ Lightweight Directory Access Protocol (LDAP) thereby aligning access with the organization’s established policies for access security and data governance.
•	Allows administrators to apply the chosen security tools that best fit the organization in terms of two-factor authentication, anti-virus and data loss prevention.
•	Offers fully encrypted file transfer and role-based access, as well as a comprehensive and granular dashboard for real-time, centralized user management and detailed audit trails.

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

Index

Solution Perspective and Trends

The components of our revenues are as follows ($ in thousands):

	Three Months Ended March 31,
	2015		2014

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$5,377	78.2%	$4,553	79.5%
Wide Area File Services	288	4.2%	312	5.4%
Professional Services	388	5.6%	237	4.1%
CuteFTP	226	3.3%	247	4.3%
Other	601	8.7%	379	6.7%
Total Revenue	$6,880	100.0%	$5,728	100.0%

Revenue by Type
License Revenue	$2,458	35.7%	$1,912	33.4%
M&S Revenue	4,034	58.6%	3,579	62.5%
Pro Services	388	5.7%	237	4.1%
Total Revenue	$6,880	100.0%	$5,728	100.0%

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

Our total revenue increased 20.1% in the 2015 quarter compared to the 2014 quarter. License revenue increased 28.6% and M&S revenue increased 12.7%. In general, this increase was due to the changes in our business we have made as discussed above. For a more complete discussion of our overall revenue trends and mix among products, services and M&S, see Comparison of the Statement of Operations for the Three Months Ended March 31, 2015 and 2014.

Index

Liquidity and Capital Resources

Our cash and working capital positions were as follows ($ in thousands):

	March 31,2015	December 31, 2014
Cash and cash equivalents	$12,345	$11,358
Long term investments	3,201	3,185
Total cash, cash equivalents and long term investments	$15,546	$14,543

Working capital	$4,767	$4,072
Deferred revenue, current portion	$10,962	$11,411
Working capital plus current deferred revenue (non-GAAP presentation)	$15,729	$15,483

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Three Months Ended March 31,
	2015	2014
Operating activities	$1,447	$1,657
Investing activities	(759)	(830)
Financing activities	299	405

Our cash provided by operating activities decreased during the 2015 quarter compared to the 2014 quarter primarily due to:

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Condensed Consolidated Statements of Cash Flow, decreasing from $1.5 million in the 2014 quarter to $1.4 million in the 2015 quarter. See the section below under Comparison of the Statement of Operations for the Three Months Ended March 31, 2015 and 2014 for a discussion of the changes in the components of these amounts.

Index

•
Deferred revenue decreasing $532,000 during the 2015 quarter compared to decreasing $84,000 during the 2014 three months primarily due to (1) higher M&S sales resulting in increased cash received from customers to initiate or renew M&S contracts offset by (2) a higher amount of deferred revenue amortized to income due to the cumulative effect of M&S renewals for M&S contracts that originated in fiscal 2014 and earlier.

•	Accounts payable decreasing $556,000 in the 2015 quarter compared to increasing $38,000 in the 2014 quarter primarily due to normal variations of the timing of payments to our vendors.
•
Accrued expenses decreasing $306,000 during the 2015 quarter compared to increasing $42,000 during the 2014 quarter primarily due to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as part of our financial statements and the payment of performance bonuses related to our financial results for fiscal 2014.

Offset by

•
Accounts receivable decreasing $1.1 million in the 2015 quarter compared to decreasing $251,000 in the 2014 quarter primarily due to our efforts to improve the timeliness of payments from our customers.

•
Income tax receivable and payable increasing $189,000 during the 2015 quarter compared to decreasing $157,000 during the 2014 quarter due to normal variations in the timing of our federal and state income tax payments combined with enhanced planning of the timing of those payments.

The decreased use of cash for investing activities during the 2015 quarter compared to the 2014 quarter was primarily due to a decrease in our software development costs that were capitalized.  While the scope and magnitude of our software development activities was substantially the same between these periods, the cost of that work was less in the 2015 quarter compared to the 2014 quarter due to increased use of our employees to do this work in the 2015 quarter compared to the 2014 quarter when relied more on the use of higher cost, third-party software developers.

The decreased use of cash for financing activities during the 2015 quarter compared to the 2014 quarter was primarily due to:

•
A decrease in cash received from the exercise of stock options due to the amount of cash received from stock option exercises during the 2014 quarter being a result of changes in management leadership at that time which is an event that did not occur during the 2015 quarter.

•	A change in the tax benefit from stock-based compensation that is a result of the decrease in stock option exercise activity as described above.
•	No principal payments on notes payable during the 2015 quarter since our notes payable that were outstanding during the 2014 quarter were paid-in-full during the quarter ended September 30, 2014.

Our primary obligations at March 31, 2015 were:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $14.3 million. Those future services primarily relate to our obligations under M&S contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

•
Trade accounts payable, accrued liabilities, obligations under operating leases, amounts due third parties under royalty agreements, and federal and state taxes all incurred in the normal course of business.

Index

Contractual Obligations and Commitments

At March 31, 2015, our contractual obligations and commitments consisted primarily of the following items:

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

Our non-cancellable, contractual obligations at March 31, 2015, consisted of the following (in thousands):

	Amounts Due for the Period
	Nine Months Ending December 31,	Fiscal Years
	2015	2016 - 2017	2018 - 2020	Thereafter	Total

Operating leases	$267	$720	$480	$-	$1,467

Comparison of the Statement of Operations for the Three Months Ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014	$ Change

Total revenues	$6,880	$5,728	$1,152
Cost of revenues	248	204	44
Selling, general and administrative expenses	4,578	4,049	529
Research and development expenses	513	527	(14)
Depreciation and amortization	288	141	147
Total operating expenses	5,627	4,921	706
Income from operations	1,253	807	446
Other income (expense)	11	(20)	31
Net income before income taxes	1,264	787	477
Income tax expense	449	253	196
Net income	$815	$534	$281

In the discussions below, we refer to the three months ended March 31, 2015, as the “2015 quarter” and the three months ended March 31, 2014, as the “2014 quarter”. The percentage changes cited in our discussions below are based on the 2015 quarter amounts compared to the 2014 quarter amounts.

Revenue.  We derive our revenue primarily from the following activities:

•
License revenue from sales of our EFT and Mail Express products that we deliver as either software installed at the customer’s premises for which we earn the full amount of the license revenue at the time the license is delivered or as a managed or hosted service under our MIX and Hosted EFT brands delivered using a SaaS model for which we earn monthly subscription revenue as these services are delivered over a contract period that is typically one year.

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

Index

 The components of our revenues were as follows ($ in thousands):

	Three Months Ended March 31,
	2015		2014

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$5,377	78.2%	$4,553	79.5%
Wide Area File Services	288	4.2%	312	5.4%
Professional Services	388	5.6%	237	4.1%
CuteFTP	226	3.3%	247	4.3%
Other	601	8.7%	379	6.6%
Total Revenue	$6,880	100.0%	$5,728	100.0%

Revenue by Type
Software licenses	$2,458	35.7%	$1,912	33.4%
M&S revenue	4,034	58.6%	3,579	62.5%
Professional services	388	5.7%	237	4.1%
Total Revenue	$6,880	100.0%	$5,728	100.0%

Our total revenue increased 20.1% in the 2015 quarter compared to the 2014 quarter.  In general, this increase was due to the changes in our business we have made as discussed above under “Solution Perspective and Trends”. Revenue trends for our individual product lines and related additional contributors to those changes are as follows:

•
EFT Enterprise and Standard revenue increased 18.1% primarily due to our focusing a substantial portion of our resources and efforts on this product line since we believe it offers the highest potential for future growth, development of a more experienced and capable sales team, and recruitment and integration of third-party channel resellers.

•
WAFS revenue decreased by 7.7% primarily due to some of our potential customers electing to forego purchasing our existing product in anticipation of the release of our next version of this product that is currently under development.

•	Professional services increased by 63.7% due to the increase in sales of our EFT Enterprise and Standard products to which our professional services are most closely associated.

•	CuteFTP revenue decreased 8.5% primarily a result of our continued focus of most of our attention and resources on other product lines that we believe have a higher potential for future growth.

•
Other revenue increased 58.6% primarily due to increased interest in the marketplace in procuring our managed file transfer solutions though our MIX cloud-based hosted solution and increased deliveries of Mail Express due to enhancements to this product during 2014, particularly the feature supporting encryption of the body of an email sent using Mail Express.

License revenue increased 28.6%. This increase was primarily due to:

•	The introduction of new products or new versions of products as described above under Software Products and Services.

•	The changes made in our sales, marketing and engineering activities as described above under Solutions Perspective and Trends.

•
Our focus on leveraging the changes to our sales and marketing activities described above toward new customers who may not have previously used our products. While sales to existing customers often consist primarily of new modules added to existing software licenses, new customers present the potential for higher license sales since they typically need to purchase a license to our core products in addition to licenses for additional modules.

Index

M&S revenue increased 12.7% primarily as a result of:

•	Increased licenses sales since a majority of license sales, particularly those related to EFT, are accompanied by an M&S contract, and

•
Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

License revenue increased as a percent of our total revenue from 33.4% in the 2014 quarter to 35.7% in 2015 quarter. As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products, particularly EFT, also purchase an M&S contract. In general and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates. Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase software license revenue in future periods.

Cost of Revenues.  These costs consist primarily of royalties, a portion of our internet access costs, hosted service expenses for our products delivered as a SaaS offering, and expenses directly associated with professional services delivery.  Cost of revenues increased 21.5% primarily due to the associated increase in our revenue.

Selling, General and Administrative.  These expenses increased 13.1% primarily due to the enhanced sales and marketing initiatives described above in the discussion of our revenue trends. In particular, we increased our expenditures in the areas of sales lead generation and recruitment and enrollment of third-party resellers.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Three Months Ended March 31,
	2015	2014
R&D expenditures capitalized	$691	$751
R&D expenditures expensed	513	527
Total R&D expenditures	$1,204	$1,278

Total research and development expenditures decreased 6%. While the scope and magnitude of our software development activities was substantially the same between these periods, the cost of that work was less in the 2015 quarter compared to the 2014 quarter due to increased use of our employees to do this work in the 2015 quarter compared to the 2014 quarter when relied more on the use of higher cost, third-party software developers.

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

Index

Depreciation and Amortization.  This expense increased 104% primarily due to: increased amortization of capitalized software development costs due to a greater number of our products for which development costs were capitalized being completed and brought to market.

Other Expense, Net.  This expense decreased due to the elimination of interest expense related the note payable paid-in-full during 2014.

Income Taxes.  Our effective tax rate was 35.5% for the 2015 quarter and 32.1% for the 2014 quarter. These rates differed from a federal statutory tax rate of 34% primarily due to:

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

During the three months ended March 31, 2015, approximately 27% of our sales came from customers outside the United States. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2014 Form 10-K filed with the Securities and Exchange Commission on March 30, 2015. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

GLOBALSCAPE, INC.

May 14, 2015	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer