Form 10-Q
period 2015-06-30
GLOBALSCAPE INC
filed 2015-08-12
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

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

As of August 7, 2015, there were 20,870,466 shares of common stock outstanding.

Index

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2015

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, CuteSendIt®, Mail Express® and SMS PASSCODE® are registered trademarks of GlobalSCAPE, Inc.

Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, Enhanced File Transfer™, Managed Information Xchange™, MIX™, Hosted Enhanced File Transfer Server™, EFT Server™, CuteFTP Lite™, CuteFTP Home™, Secure Ad Hoc Transfer™, SAT™, Total Path Security™, Enhanced File Transfer Server™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, GlobalSCAPE Securely Connected™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, WTC™, appShield™, Content Integrity Control™, and scConnect™ are trademarks of GlobalSCAPE, Inc.

TappIn® and TappIn and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.

TappIn Secure Share ™, Social Share ™, Now Playing ™, and Enhanced A La Carte Playlist ™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)
Unaudited

	June 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$12,853	$11,358
Accounts receivable (net of allowance for doubtful accounts of $500 and $511 in 2015 and 2014, respectively)	4,681	5,938
Current deferred tax asset	406	402
Prepaid expenses	298	488
Total current assets	18,238	18,186

Fixed assets, net	569	616
Long term investments	3,217	3,185
Capitalized software development costs	3,860	3,298
Goodwill	12,712	12,712
Deferred tax asset	346	290
Other assets	95	100
Total assets	$39,037	$38,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$511	$1,111
Accrued expenses	1,298	1,590
Deferred revenue	10,360	11,411
Income taxes payable	307	2
Total current liabilities	12,476	14,114

Deferred revenue, non-current portion	3,197	3,393
Other long term liabilities	51	52
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,253,107 and 20,989,267 shares issued at June 30, 2015, and December 31, 2014, respectively	21	21
Additional paid-in capital	19,027	18,370
Treasury stock, 403,581 shares, at cost, at June 30, 2015 and December 31, 2014	(1,452)	(1,452)
Retained earnings	5,717	3,889
Total stockholders’ equity	23,313	20,828
Total liabilities and stockholders’ equity	$39,037	$38,387

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Operating Revenues:
Software licenses	$3,280	$2,583	$5,738	$4,496
Maintenance and support	4,093	3,813	8,127	7,393
Professional services	490	290	878	524
Total Revenues	7,863	6,686	14,743	12,413
Operating Expenses:
Cost of revenues	360	197	608	401
Selling, general and administrative	4,556	4,850	9,117	8,897
Research and development	657	689	1,187	1,215
Depreciation and amortization	394	177	682	318
Total operating expenses	5,967	5,913	11,594	10,831
Income from operations	1,896	773	3,149	1,582
Other income (expense), net	23	(27)	34	(48)
Income before income taxes	1,919	746	3,183	1,534
Income tax expense	594	258	1,043	511
Net income	$1,325	$488	$2,140	$1,023
Comprehensive income	$1,325	$488	$2,140	$1,023

Net income per common share -
Basic	$0.06	$0.02	$0.10	$0.05
Diluted	$0.06	$0.02	$0.10	$0.05

Weighted average shares outstanding:
Basic	20,804	20,071	20,726	19,789
Diluted	21,324	20,622	21,201	20,487

Cash dividends declared per share	$0.015	-	$0.015	-

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at December 31, 2014	20,989,267	$21	$18,370	$(1,452)	$3,889	$20,828

Shares issued upon exercise of stock options	183,840	-	307	-	-	307
Shares issued upon award of restricted stock	80,000

Stock-based compensation expense:
Stock options	-	-	202	-	-	202
Restricted stock	-	-	113	-	-	113

Net increase in excess tax benefit from stock-based compensation	-	-	35	-	-	35

Common stock cash dividends of $0.015 per share	-	-	-	-	(312)	(312)

Net income	-	-	-	-	2,140	2,140

Balances at June 30, 2015	21,253,107	$21	$19,027	$(1,452)	$5,717	$23,313

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Operating Activities:
Net income	$2,140	$1,023
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	127	240
Depreciation and amortization	682	318
Stock-based compensation	315	256
Deferred taxes	(60)	697
Excess tax benefit from share-based compensation	(35)	294
Subtotal before changes in operating assets and liabilities	3,169	2,828
Changes in operating assets and liabilities:
Accounts receivable	1,130	(2,099)
Prepaid expenses	190	(66)
Other assets	5	51
Deferred revenue	(1,247)	1,338
Accounts payable	(600)	342
Accrued expenses	(292)	793
Other long-term liabilities	(1)	(2)
Income tax receivable and payable	340	(551)
Net cash provided by operating activities	2,694	2,634
Investing Activities:
Software development costs capitalized	(1,107)	(1,284)
Purchase of property and equipment	(90)	(124)
Interest reinvested in long term investments	(32)	(32)
Net cash (used in) investing activities	(1,229)	(1,440)
Financing Activities:
Proceeds from exercise of stock options	307	2,026
Excess tax benefit from share-based compensation	35	(294)
Notes payable principal payments	-	(688)
Dividends paid	(312)	-
Net cash provided by financing activities	30	1,044
Net increase in cash	1,495	2,238
Cash at beginning of period	11,358	9,455
Cash at end of period	$12,853	$11,693

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$93
Income taxes	$696	$379

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2015 and For the Three and Six Months Then Ended

(Unaudited)

1.	Nature of Business

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.  Our primary product is Enhanced File Transfer, or EFT. We have other products that complement our secure information exchange offerings portfolio.

Throughout these notes unless otherwise noted, our references to the 2015 quarter and the 2014 quarter refer to the three months ended June 30, 2015 and 2014, respectively.  Our references to the 2015 six months and the 2014 six months refer to the six months ended June 30, 2015 and 2014, respectively.

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

There have been no changes in our significant accounting policies during the 2015 six months compared to the 2014 six months or from those described in our 2014 Form 10-K. Listed below is a condensed version of our significant accounting policies.

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

We collect sales tax on some of our sales. We do not include sales tax collected in our revenue. We record it as a liability payable to taxing authorities.

Revenue Classifications

Amounts previously reported as other revenue in the Condensed Consolidated Statements of Operations and Comprehensive Income for the 2014 quarter and six months have been reclassified to software licenses revenue to conform to the presentation for the 2015 quarter and six months.

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

As of December 31, 2014, after assessing the totality of the relevant events and circumstances, we determined it was not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount of goodwill may exceed its fair market value and that interim testing needed to be performed.

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

•	We base the risk-free rate for periods within the contractual life of the option on the U.S. treasury yield curve in effect at the time of grant.
•	We estimate a dividend yield based on our historical and expected future dividend payments.

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements. It is possible that the actual results could differ from these estimates and assumptions which could have a material effect on the reported amounts of the Company’s financial position and results of operation.

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

4.	Capitalized Software Development Costs

Our capitalized software development costs profile was as follows: ($ in thousands):

	June 30	December 31
	2015	2014
Gross capitalized cost	$5,184	$4,077
Accumulated amortization	(1,324)	(779)
Net balance	$3,860	$3,298

Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount capitalized	$416	$532	$1,107	$1,284
Amortization expense	(327)	(105)	(545)	(173)

	Released	Unreleased
	Products	Products
Gross capitalized amount at June 30, 2015	$4,400	$784

Future amortization expense:
Six months ending December 31, 2015	706
Year ending December 31,
2016	1,293
2017	889
2018	188
Total	$3,076

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

5.	Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Share-based compensation expense	$167	$130	$315	$256

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	It authorizes the issuance of up to 3,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards.
•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•	Stock options we issue generally vest ratably over a three year period and expire ten years from the date of grant.
•	We issued no restricted stock awards under this plan during the 2015 or 2014 periods.
•	As of June 30, 2015, stock-based incentives for up to 705,590 shares remained available for issuance in the future under this plan.

Index

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2014	2,022,175	$2.12	6.07	$710
Granted	390,000	$3.16
Forfeited	(115,950)	$2.44
Exercised	(183,840)	$1.67
Outstanding at June 30, 2015	2,112,385	$2.34	6.40	$2,116

Exercisable at June 30, 2015	1,289,489	$2.17	4.80	$1,555

Additional information about our stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average fair value of options granted	$1.41	$1.32	$1.38	$1.30
Intrinsic value of options exercised	$25,842	$653,294	$280,958	$919,307
Cash received from stock options exercised	$28,408	$1,067,608	$317,974	$1,986,812

Number of options that vested	50,880	57,240	181,534	149,320
Fair value of options that vested	$49,182	$54,408	$199,296	$147,987

Unrecognized compensation expense related to non-vested options at end of period	$814,783	$704,134	$814,783	$704,134
Weighted average years over which non-vested option expense will be recognized	$2.17	$2.12	$2.17	$2.12

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected volatility	57%	59%	57%	56%
Expected annual dividend yield	2.40%	-	2.40%	-
Risk free rate of return	1.58%	1.88%	1.58%	1.94%
Expected option term (years)	6.00	6.00	6.00	6.00

Based upon our dividend payment activity in recent years, beginning with the first quarter of 2015, we added an expected annual dividend yield to these assumptions.

Restricted Stock Awards

In May 2015, we adopted the 2015 Non-Employee Directors Long Term Incentive Plan (“2015 Directors Plan”). This plan provides for the issuance of either stock options or restricted stock awards for up to 500,000 shares of our common stock. Provisions and characteristics of this plan include the following:

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

Index

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2014	80,000	$2.32
Shares granted with restrictions	80,000	$3.34
Shares vested and restrictions removed	(80,000)	$2.32	$267,200
Restricted Shares Outstanding at June 30, 2015	80,000	$3.34

Shares remaining available under the plan for future issuance	420,000

Unrecognized compensation expense for non-vested shares as of June 30, 2015
Expense to be recognized in future periods	$232,253
Weighted average number of months over which expense is expected to be recognized	10.00

We have not issued any stock options under the 2015 Directors Plan.

The 2015 Directors Plan replaced the 2006 Non-Employee Directors Long Term Incentive Plan. We will not issue any additional stock or stock options under the 2006 plan.

6.	Income Taxes

Our income tax expense reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income tax expense at federal statutory rate	$652	$254	$1,082	$522

Increase (decrease) in taxes resulting from:
Domestic production activities deduction	(17)	7	(47)	(10)
State taxes, net of federal benefit	22	12	38	9
Reduction in reserve for uncertain tax positions	(51)	-	(51)	-
Other	(12)	(15)	21	(10)
Income tax expense per the statement of operations	$594	$258	$1,043	$511

We claimed the research and experimentation tax credit, or R&D tax credit, on certain of our tax returns and have included the effect of those credits in our provisions for income taxes. Certain of those returns, and in particular the R&D tax credit claimed on those returns, were under routine examination by the Internal Revenue Service, or IRS. The IRS has completed its examination of such returns through 2010 with their findings resulting in them allowing us to take a larger R&D tax credit than we had previously estimated the IRS might allow. As a result, we reduced our valuation allowance related to the uncertainty of this item by $51,000 during the 2015 quarter. Our tax returns for 2011 and later remain subject to examination by the IRS. We believe it more-likely-than-not that examination of those tax returns could result in $42,000 of R&D tax credits we claimed for those years not being allowed by the IRS.  Accordingly, we have retained a valuation allowance of $42,000 due to the uncertainty of this item.

As of June 30, 2015, we had federal income tax net operating loss carry forwards of $531,000 available to offset future federal taxable income, if any. These carry forwards expire in 2030 and 2031.

Index

Legislation has not yet been passed to extend the R&D tax credit into 2015. Accordingly, we have not recorded a benefit for that credit during the 2015 quarter or 2015 six months. The R&D tax credit was in effect for all of 2014 and, accordingly, the effects of the R&D tax credit are included for the 2014 quarter and 2014 six months.

7.	Earnings per Common Share

Earnings per share for the periods indicated were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$1,325	$488	$2,140	$1,023

Weighted average shares outstanding - basic	20,804	20,071	20,726	19,789
Stock options	520	551	475	698
Weighted average shares outstanding - diluted	21,324	20,622	21,201	20,487

Net income per common share - basic	$0.06	$0.02	$0.10	$0.05
Net income per common share - diluted	$0.06	$0.02	$0.10	$0.05

8.	Dividends

During the 2015 quarter, our Board of Directors declared a quarterly dividend of $0.015 per share of common stock payable on June 3, 2015, to shareholders of record at the close of business on May 19, 2015.

9.	Commitments and Contingencies

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

In the following discussion, our references to the 2015 quarter and the 2014 quarter refer to the three months ended June 30, 2015 and 2014, respectively.  Our references to the 2015 six months and the 2014 six months refer to the six months ended June 30, 2015 and 2014, respectively.

Overview

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. We have thousands of enterprise customers and more than one million individual consumers in over 150 countries.

We believe we are well-positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed locations, or outside the user’s firewall to business and trading partners, including network-enabled mobile devices. Our solution portfolio securely addresses data and information management, movement, and accessibility across a broad range of environments encompassing data and information in motion (for example, with traditional Managed File Transfer, or MFT, solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices).

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

Index

scConnect is our on-premises, enterprise file synchronization and sharing solution that we introduced to the market in April 2015. scConnect provides users with secure content mobility and the ability to share and access data anytime on any device. At the same time, scConnect provides information technology department administrators with the tools necessary to maintain the security of sensitive enterprise information and to control and monitor user access and activity. Designed to replicate today’s cloud experience without the risk, reliability or confidentiality concerns of shared infrastructures, scConnect enables secure collaboration and content mobility without involving third-party servers. Created with both the information technology team and end user in mind, scConnect offers benefits that we believe exceed many cloud-based, file sharing services. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address the growing market demand for secure, “anytime and anywhere”, device-independent access to distributed content. We believe that the inclusion of secure content mobility capability in our portfolio, and specifically the introduction of this capability to enterprise-level organizations, will contribute to the future growth of our business due to the continuing adoption of tablet computers and smartphones.

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

We also offer, both directly and through our partners, our software products in both a software-as-a-service, or SaaS, and cloud-based subscription solutions for information sharing. Our SaaS and cloud-based subscription solutions allow customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.   We believe that our managed, cloud-based subscription solutions could become a larger part of our future revenue because these solutions provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. Along with our partners, we have the capability to deliver these services in North America as well as internationally in Europe and Latin America.

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2015:
-	Listed as a Champion in the Info Tech Research Group Managed File Transfer Vendor Landscape for the second consecutive time.
-	Named one of the best places to work in the information technologies small business category by Computerworld for the fourth time.
-	Named as one of San Antonio’s best places to work by the San Antonio Business Journal for the fourth time in the medium size category.
-	5-Star rating in The Channel Company’s CRN 2015 Partner Program Guide.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the fifth year in a row with a ranking of #3 in the medium size category.
-	Named to the San Antonio Business Journal’s 2015 Fast Track list for companies with $10 million or more in revenue.

•	In 2014:
-	Info Security Product Guide Global Excellence Gold and Bronze Awards.
-	CISCO Developer-Preferred Solution Award.
-	Named one of the best places to work in the information technologies small business category by Computerworld for the third time.
-	Named as one of San Antonio’s top employers in the Top Workplaces survey conducted by the San Antonio Express-News.

Index

•	In 2013:
-	Named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers for the third year in a row.
-	Listed in the highest ranking category of “Champion” in Info-Tech Research Group’s Vendor Landscape Report for managed file transfer for the second year in a row.
-	Recognized by the San Antonio Business Journal for fast growth in revenue for the second consecutive year and as a top-ranked, public company based on revenue growth.

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

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work. Beginning in 2014, through organizational realignment and hiring people with improved skillsets, we increased our commitment to research and development to create and introduce new features, functions and capabilities for our products.

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

Index

As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products, particularly EFT, also purchase an M&S contract. Our M&S contracts are typically for one year with a growing trend toward customers buying two year or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase software license revenue in future periods.

For more information, see Comparison of the Statement of Operations for the Three Months Ended June 30, 2015 and 2014 and Comparison of the Statement of Operations for the Six Months Ended June 30, 2015 and 2014.

Bookings (Non-GAAP Measurement)

Bookings is a business metric we use to measure the success of our sales and marketing programs and the effectiveness of our sales and marketing teams. Bookings arise from sales of software licenses, M&S, and professional services to our customers that consist of:

•	Invoiced amounts for which we recognize revenue currently.
•	Invoiced amounts for products and services sold for which we will recognize revenue in future periods.
•	Statements of work under which customers have engaged us to deliver professional services which we will invoice in the future as we complete that work.

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

Our bookings trends and the reconciliation of bookings to revenue are as follows ($ in thousands):

	Three Months Ending June 30		Six Months Ending June 30
	2015	2014	2015	2014

Bookings	$7,874	$8,108	$14,192	$13,752
Products and services sold for which we will recognize revenue at a future date when the goods and services are delivered to and accepted by the customer	(4,430)	(5,624)	(8,114)	(9,435)
Products and services delivered to and accepted by the customer for which revenue recognition had been deferred at the time of booking	4,419	4,202	8,665	8,096
Revenue	$7,863	$6,686	$14,743	$12,413

Prior to 2014, most of our bookings for M&S were for services to be provided for a one year period in the future. Beginning during the three months ended June 30, 2014, we began emphasizing booking M&S (and particularly M&S renewals) for two or three years in the future in order to secure revenue streams for a period of time longer than one year in the future. Due to the success of this effort, these multi-year M&S bookings contributed to a notable increase in total bookings for the three months ended June 30, 2014, since the aggregate amount of a multi-year M&S booking typically exceeds the amount of a comparable one-year M&S booking. Conversely, while a one-year M&S booking can yield a related renewal booking one year later, a multi-year M&S booking typically does not yield a renewal booking one year later.  These factors have caused both an increase in M&S renewal bookings for the three months ended June 30, 2014, that exceeded historic norms and a lower level of M&S renewal bookings during the three months ended June 30, 2015, due to the multi-year bookings during the previous year not being due for renewal in 2015. The collective result of these factors was a decrease in bookings during the three months ended June 30, 2015, compared with the three months ended June 30, 2014.

Index

Bookings during the six months ended June 30, 2015, increased compared with bookings during the six months ended June 30, 2014, due to new sales and marketing campaigns that began in late 2014 that yielded an increase in one year M&S renewals during the first half of the 2015 six months that exceeded one year M&S renewals during the first half of the 2014 six months in an amount that more than offset the effects of the multi-year renewals discussed in the previous paragraph.

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

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income (loss)	$1,325	$488	$2,140	$1,023
Add (subtract) items to determine adjusted EBITDA excluding infrequent items:
Income tax expense	594	258	1,043	511
Interest (income) expense, net	(23)	27	(34)	47
Depreciation and amortization:
Total depreciation and amortization	394	177	682	318
Amortization of capitalized software development costs	(327)	(105)	(545)	(173)
Stock-based compensation expense	167	130	315	256
Adjusted EBITDA excluding infrequent items	$2,130	$975	$3,601	$1,982

See the section below comparing our results of operations for the 2015 quarter and the 2014 quarter and the 2015 six months and 2014 six months for discussion of the variances between periods in the components comprising Adjusted EBITDA Excluding Infrequent Items.

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

During the 2015 quarter and the 2014 quarter and the 2015 six months and the 2014 six months, we had no infrequent items that made it necessary to prepare a measurement of income and expense excluding infrequent events.  Accordingly, no such measurement is presented in this Quarterly Report.

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

Index

We continue to develop these products and solutions by, for example, improving their speed and responsiveness of performance, providing additional administration flexibility supporting cross-platform implementation with our DMZ Gateway solution, implementing business activity monitoring, and providing additional language support. We have sustained the year-to-year increase in our revenue from these products and solutions as a result of both our ongoing development of this product line that has continued to enhance its appeal in the marketplace and by delivering quality service and support for these products.  We are maintaining our focus on EFT to ensure that innovation continues with these highly valued products and that the needs of our clients are met in timely and quality fashion.

Software-as-a-Service (SaaS) and Cloud-Based EFT

If a customer prefers to have our EFT products and solutions delivered to them as a SaaS, cloud-based service, they can subscribe to our MIX or Hosted EFT products.   The features, functions and capabilities of our EFT products delivered in this manner are equivalent to those of our licensed EFT products discussed above.

These SaaS, cloud-based products offer a flexible continuum of services that give the customer the ability to pick and choose the extent to which they want to own or outsource the capabilities of our EFT products. This approach allows our customers to customize the manner in which they consume our products so as to optimize the cost/benefit of using our products in their particular environment.  We offer flexible subscription pricing under one, two, and three-year contracts that can help our customers minimize or eliminate upfront capital expenditures and reduce their ongoing operating costs. This subscription revenue provides us with a revenue stream visible into future periods. While our cloud-based MFT revenue has grown from year-to-year, it does not yet constitute a material portion of our overall revenue.

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

scConnect is our on-premises enterprise file synchronization and sharing solution that we introduced to the market in April 2015. scConnect provides users secure content mobility and the ability to share and access data anytime on any device. At the same time, scConnect provides information technology department administrators with the tools necessary to maintain the security of sensitive enterprise information and to control and monitor user access and activity. Designed to replicate today’s cloud experience without the risk, reliability or confidentiality concerns of shared infrastructures, scConnect enables secure collaboration and content mobility without involving third-party servers. Created with both the information technology team and end user in mind, scConnect offers benefits that we believe exceed many cloud-based, file sharing services, including:

Index

For End Users:

•	Provides a familiar cloud “drive”-like interface, allowing for ease of use.
•	Offers access to everything from individual files and folders to full desktops and network shares without requiring any data to be copied or uploaded to the cloud.
•	Imposes no software limitations on storage space that can be accessed and no limitations on file sizes that can be uploaded.
•	Allows for sharing with users and groups both internal and external to the organization.

For Administrators:

•	Enables administrators to give users greater control of information sharing without losing oversight or requiring trust in third-party tools and security architectures.
•	Integrates with Active Directory/ Lightweight Directory Access Protocol (LDAP) thereby aligning access with the organization’s established policies for access security and data governance.
•	Allows administrators to apply the chosen security tools that best fit the organization in terms of two-factor authentication, anti-virus and data loss prevention.
•	Offers fully encrypted file transfer and role-based access, as well as a comprehensive and granular dashboard for real-time, centralized user management and detailed audit trails.

Software-as-a-Service (SaaS) and Cloud-Based EFT

If a customer prefers to have our EFT products and solutions delivered to them as a SaaS, cloud-based service, they can subscribe to our MIX or Hosted EFT products.   The features, functions and capabilities of our EFT products delivered in this manner are equivalent to those of our licensed EFT products discussed above.

These SaaS, cloud-based products offer a flexible continuum of services that give the customer the ability to pick and choose the extent to which they want to own or outsource the capabilities of our EFT products. This approach allows our customers to customize the manner in which they consume our products so as to optimize the cost/benefit of using our products in their particular environment.  We offer flexible subscription pricing under one, two, and three-year contracts that can help our customers minimize or eliminate upfront capital expenditures and reduce their ongoing operating costs. This subscription revenue provides us with a revenue stream visible into future periods. While our cloud-based MFT revenue has grown from year-to-year, it does not yet constitute a material portion of our overall revenue.

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

Our most recently updated versions of WAFS improved the performance of various WAFS features such as file-based filters, accessing folders that contain a large number of files, and file copying processes and incorporated several upgrades including:

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

Our most recent update of Mail Express introduced new features that included:

•	Optional encrypted transmission of the message body in addition to attachments.
•	Support of FIPS 140-2 encryption protocols to provide a level of security which, in particular, supports compliance with HIPPA regulations.
•	Improved password and user account administration and control.
•	New elements to facilitate improved integration with our EFT product suite.
•	Additional international language support.
•	A dashboard allowing additional administrator visibility into all connected clients.

We can deliver Mail Express as software installed on the customer’s premises or as a SaaS, cloud-based solution. We believe Mail Express will be competitive in the marketplace for the foreseeable future as a product for securely sharing and managing large e-mail attachments.

Consumer-Based File Transfer Solution

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

To facilitate self-help for common inquiries and issues, we also provide free, self-service support via user-managed searchable knowledge bases and forums on our website for those customers who prefer to assist themselves or for those without an active M&S contract.

Solution Perspective and Trends

 The components of our revenue are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$6,494	82.6%	$5,440	81.4%	$11,871	80.4%	$9,994	80.5%
Wide Area File Services	240	3.1%	449	6.7%	528	3.6%	762	6.1%
Professional Services	490	6.2%	290	4.3%	878	6.0%	524	4.2%
CuteFTP	199	2.5%	227	3.4%	425	2.9%	474	3.8%
Other	440	5.6%	280	4.2%	1,041	7.1%	659	5.4%
Total Revenue	$7,863	100.0%	$6,686	100.0%	$14,743	100.0%	$12,413	100.0%

Revenue by Type
License Revenue	$3,280	41.7%	$2,583	38.6%	$5,738	38.9%	$4,496	36.2%
M&S Revenue	4,093	52.1%	3,813	57.0%	8,127	55.1%	7,393	59.6%
Professional Services	490	6.2%	290	4.4%	878	6.0%	524	4.2%
Total Revenue	$7,863	100.0%	$6,686	100.0%	$14,743	100.0%	$12,413	100.0%

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

Index

As a complement to these sales and marketing actions, we have continued to expand the capabilities of our software engineering group through organization realignment and by hiring people with improved skillsets. As result, we are able to optimize the manner in which we assess the development of new technologies, enhance our approach to managing those projects and improve the timelines over which we do that work.

Our total revenue increased 17.6% in the 2015 quarter compared to the 2014 quarter and 18.7% in the 2015 six months compared to the 2014 six months. License revenue increased 27.0% in the 2015 quarter compared to the 2014 quarter and 27.7% in the six months compared to the 2014 six months.  M&S revenue increased 7.3% in the 2015 quarter compared to the 2014 quarter and 9.9% in the six months compared to the 2015 six months. In general, these increases were due to the changes in our business we have made as discussed above. For a more complete discussion of our overall revenue trends and mix among products, services and M&S, see Comparison of the Statement of Operations for the Three Months Ended June 30, 2015 and 2014, and Comparison of the Statement of Operations for the Six months Ended June 30, 2015 and 2014.

Liquidity and Capital Resources

Our cash and working capital positions were as follows ($ in thousands):

	June 30, 2015	December 31, 2014
Cash and cash equivalents	$12,853	$11,358
Long term investments	3,217	3,185
Total cash, cash equivalents and long term investments	$16,070	$14,543

Working capital	$5,762	$4,072
Deferred revenue, current portion	$10,360	$11,411
Working capital plus current deferred revenue (non-GAAP presentation)	$16,122	$15,483

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Six Months Ended June 30,
	2015	2014
Operating activities	$2,694	$2,634
Investing activities	(1,229)	(1,440)
Financing activities	30	1,044

Index

Our cash provided by operating activities was substantially the same for the 2015 six months compared to the 2014 six months primarily due to:

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Condensed Consolidated Statements of Cash Flow, increasing from $2.8 million in the 2014 six months to $3.2 million in the 2015 six months. See the section below under Comparison of the Statement of Operations for the Six Months Ended June 30, 2015 and 2014 for a discussion of the changes in the components of these amounts.

•
Accounts receivable decreasing $1.1 million in the 2015 six months compared to increasing $2.1 million in the 2014 six months primarily due to our efforts to improve the timeliness of payments from our customers.

•
Income tax receivable and payable increasing $340,000 during the 2015 six months compared to decreasing $551,000 during the 2014 six months due to normal variations in the timing of our federal and state income tax payments combined with enhanced planning of the timing of those payments.

Offset by

•
Deferred revenue decreasing $1.2 million during the 2015 six months compared to increasing $1.3 million during the 2014 six months. During the 2014 six months, we successfully migrated a number of customers with expiring, one-year M&S contracts to renewed M&S contract with terms of two or three years based on our objective of achieving a longer-term revenue commitment from those customers. Since at its inception a multi-year M&S contracts yields a larger increase in deferred revenue than a single year contract, our deferred revenue increased more during the 2014 six months than we had typically experienced in the past. Since those multi-year contracts were not due for renewal during the 2015 six months, there was no similar increase in deferred revenue during the 2015 six months. The decrease in deferred revenue during the 2015 six months was primarily a result of the continued amortization to revenue of the deferred revenue from those multi-year M&S contracts.

•
Accounts payable decreasing $600,000 in the 2015 six months compared to increasing $342,000 in the 2014 six months primarily due to a reduction in our use of third-party software developers that we pay through trade payables and normal variations of the timing of payments to our vendors.

•
Accrued expenses decreasing $292,000 during the 2015 six months compared to increasing $793,000 during the 2014 six months primarily due to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as part of our financial statements.

The decreased use of cash for investing activities during the 2015 six months compared to the 2014 six months was primarily due to a decrease in our software development costs that were capitalized.  While the scope and magnitude of our software development activities was substantially the same between these periods, the cost of that work was less in the 2015 six months compared to the 2014 six months due to increased use of our employees to do this work in the 2015 six months compared to the 2014 six months when we relied more on the use of higher cost, third-party software developers.

The decreased use of cash for financing activities during the 2015 six months compared to the 2014 six months was primarily due to:

•
A decrease in cash received from the exercise of stock options due to the amount of cash received from stock option exercises during the 2014 six months being a result of changes in management leadership at that time which is an event that did not occur during the 2015 six months.

•	A change in the tax benefit from stock-based compensation that is a result of the decrease in stock option exercise activity as described above.
•
No principal payments on notes payable during the 2015 six months since our notes payable that were outstanding during the 2014 six months were paid-in-full during the quarter ended September 30, 2014.

•	The payment of a cash dividend during the 2015 six months with no such payment during the 2014 six months.

Index

Our primary obligations at June 30, 2015 were:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $13.6 million. Those future services primarily relate to our obligations under M&S contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

•
Trade accounts payable, accrued liabilities, obligations under operating leases, amounts due third parties under royalty agreements, and federal and state taxes all incurred in the normal course of business.

Contractual Obligations and Commitments

At June 30, 2015, our contractual obligations and commitments consisted primarily of the following items:

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

Our non-cancellable, contractual obligations at June 30, 2015, consisted primarily of the lease for our office space with amounts due as follows ($ in thousands):

	Amounts Due for the Period
	Six Months Ending December 31,	Fiscal Years
	2015	2016 - 2017	2018 - 2020	Thereafter	Total

Operating leases	$180	$720	$480	$-	$1,380

Comparison of the Statement of Operations for the Three Months Ended June 30, 2015 and 2014

	Three Months Ended June 30,
	2015	2014	$ Change
	$ in thousands

Total revenues	$7,863	$6,686	$1,177
Cost of revenues	360	197	163
Selling, general and administrative expenses	4,556	4,850	(294)
Research and development expenses	657	689	(32)
Depreciation and amortization	394	177	217
Total operating expenses	5,967	5,913	54
Income from operations	1,896	773	1,123
Other income (expense)	23	(27)	50
Net income before income taxes	1,919	746	1,173
Income tax expense	594	258	336
Net income	$1,325	$488	$837

Index

In the discussions below, we refer to the three months ended June 30, 2015, as the “2015 quarter” and the three months ended June 30, 2014, as the “2014 quarter”. The percentage changes cited in our discussions are based on the 2015 quarter amounts compared to the 2014 quarter amounts.

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

The components of our revenues were as follows ($ in thousands):

	Three Months Ended June 30,
	2015		2014
	$ in thousands

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$6,494	82.6%	$5,440	81.4%
Wide Area File Services	240	3.1%	449	6.7%
Professional Services	490	6.2%	290	4.3%
CuteFTP	199	2.5%	227	3.4%
Other	440	5.6%	280	4.2%
Total Revenue	$7,863	100.0%	$6,686	100.0%

Revenue by Type
Software licenses	$3,280	41.7%	$2,583	38.6%
M&S revenue	4,093	52.1%	3,813	57.0%
Professional services	490	6.2%	290	4.4%
Total Revenue	$7,863	100.0%	$6,686	100.0%

Index

Our total revenue increased 17.6% in the 2015 quarter compared to the 2014 quarter.  In general, this increase was due to the changes in our business we have made as discussed above under “Solution Perspective and Trends”. Revenue trends for our individual product lines and related additional contributors to those changes are as follows:

•
EFT Enterprise and Standard revenue increased 19.4% primarily due to our continued focus of a substantial portion of our resources and efforts on this product line since we believe it offers the highest potential for future growth, development of a more experienced and capable sales team, and recruitment and integration of third-party channel resellers.

•
WAFS revenue decreased by 46.5% primarily due to some of our potential customers electing to forego purchasing our existing product in anticipation of the release of our next version of this product that is currently under development.

•	Professional services revenue increased by 69.0% due to the increase in sales of our EFT Enterprise and Standard products with which our professional services are most closely associated.

•	CuteFTP revenue decreased by 12.3% primarily a result of our continued focus of most of our attention and resources on other product lines that we believe have a higher potential for future growth.

•
Other revenue increased by 57.1% primarily due to increased interest in the marketplace in procuring our managed file transfer solutions though our MIX cloud-based hosted solution and increased deliveries of Mail Express due to enhancements to this product during 2014 that have been available throughout 2015, particularly the feature supporting encryption of the body of an email sent using Mail Express.

License revenue increased by 27.0%. This increase was primarily due to:

•	The introduction of new products or new versions of products as described above under Software Products and Services.
•	The changes made in our sales, marketing and engineering activities as described above under Solutions Perspective and Trends.
•
Our focus on leveraging the changes to our sales and marketing activities described above toward new customers who may not have previously used our products. While sales to existing customers often consist primarily of new modules added to existing software licenses, new customers present the potential for higher license sales since they typically need to purchase a license for our core products in addition to licenses for additional modules.

M&S revenue increased 7.3% primarily as a result of:

•	Increased licenses sales since a majority of license sales, particularly those related to EFT, are accompanied by an M&S contract.
•
Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

License revenue increased as a percent of our total revenue from 38.6% in the 2014 quarter to 41.7% in the 2015 quarter. As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products, particularly EFT, also purchase an M&S contract. In general and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates. Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase software license revenue in future periods.

Index

Cost of Revenues.  These costs consist primarily of royalties, a portion of our internet access costs, hosted service expenses for our products delivered as a SaaS offering, and expenses directly associated with professional services delivery.  Cost of revenues increased 82.7% primarily due to increased demand for our professional services which created a need for us to engage additional, more expensive third-party resources to meet that demand in a timely manner.

Selling, General and Administrative.  These expenses decreased 6.1% primarily due to:

•
Commencement of new and enhanced sales and marketing initiatives in the areas of sales lead generation and recruitment and enrollment of third-party resellers in the 2014 quarter for which some of the expenses were initiation costs that we did not incur again in the 2015 quarter.

•	Lower bad debt expense in the 2015 quarter compared to the 2014 quarter due to enhanced accounts receivable collection activities.

Offset by:

•	Increased salaries and wages for sales and marketing personnel as a result of having a greater number of these employees at higher average salaries.
•	Increased sales commissions due to higher sales.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Three Months Ended June 30,
	2015	2014
R&D expenditures capitalized	$416	$532
R&D expenditures expensed	657	689
Total R&D expenditures	$1,073	$1,221

Total research and development expenditures decreased 12.1%. While the scope and magnitude of our software development activities was substantially the same between these periods, the cost of performing that work was less in the 2015 quarter compared to the 2014 quarter due to increased use of our employees to do this work in the 2015 quarter compared to the 2014 quarter when we relied more on the use of higher cost, third-party software developers. In addition, we incurred relocation and training expenses during the 2014 quarter in connection hiring personnel with improved skillsets which are activities that we did not have to repeat at the same level in 2015.

Total resources expended for R&D set forth above as total R&D expenditures serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether or not our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense and capitalized software development costs individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development cost individually.

Depreciation and Amortization.  This expense increased 122.6% primarily due to increased amortization of capitalized software development costs due to a greater number of our products for which development costs were capitalized being completed and brought to market.

Other Expense, Net.  This expense decreased due to the elimination of interest expense related to the note payable which was paid-in-full during the quarter ended September 30, 2014.

Index

Income Taxes.  Our effective tax rate was 31.0% for the 2015 quarter and 34.6% for the 2014 quarter. These rates differed from a federal statutory tax rate of 34% primarily due to:

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.
•
A reduction in our reserves for uncertain tax positions due to the final results of an Internal Revenue Service examination of our federal income tax returns for 2008, 2009 and 2010 being more favorable than we had previously estimated.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements.

  Comparison of the Statement of Operations for the Six Months Ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014	$ Change
	$ in thousands

Total revenues	$14,743	$12,413	$2,330
Cost of revenues	608	401	207
Selling, general and administrative expenses	9,117	8,897	220
Research and development expenses	1,187	1,215	(28)
Depreciation and amortization	682	318	364
Total operating expenses	11,594	10,831	763
Income from operations	3,149	1,582	1,567
Other income (expense)	34	(48)	82
Net income before income taxes	3,183	1,534	1,649
Income tax expense	1,043	511	532
Net income	$2,140	$1,023	$1,117

In the discussions below, we refer to the six months ended June 30, 2015, as the “2015 six months” and the six months ended June 30, 2014, as the “2014 six months”. The percentage changes cited in our discussions below are based on the 2015 six month amounts compared to the 2014 six month amounts.

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

Index

 The components of our revenues were as follows ($ in thousands):

	Six Months Ended June 30,
	2015		2014
	$ in thousands

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$11,871	80.4%	$9,994	80.5%
Wide Area File Services	528	3.6%	762	6.1%
Professional Services	878	6.0%	524	4.2%
CuteFTP	425	2.9%	474	3.8%
Other	1,041	7.1%	659	5.4%
Total Revenue	$14,743	100.0%	$12,413	100.0%

Revenue by Type
Software licenses	$5,738	38.9%	$4,496	36.2%
M&S revenue	8,127	55.1%	7,393	59.6%
Professional services	878	6.0%	524	4.2%
Total Revenue	$14,743	100.0%	$12,413	100.0%

Our total revenue increased 18.8% in the 2015 six months compared to the 2014 six months.  In general, this increase was due to the changes in our business we have made as discussed above under “Solution Perspective and Trends”. Revenue trends for our individual product lines and related additional contributors to those changes are as follows:

•
EFT Enterprise and Standard revenue increased 18.8% primarily due to our continued focus of a substantial portion of our resources and efforts on this product line since we believe it offers the highest potential for future growth, development of a more experienced and capable sales team, and recruitment and integration of third-party channel resellers.

•
WAFS revenue decreased by 30.7% primarily due to some of our potential customers electing to forego purchasing our existing product in anticipation of the release of our next version of this product that is currently under development.

•	Professional services revenue increased by 67.6% due to the increase in sales of our EFT Enterprise and Standard products to which our professional services are most closely associated.

•	CuteFTP revenue decreased by 10.3% primarily a result of our continued focus of most of our attention and resources on other product lines that we believe have a higher potential for future growth.

•
Other revenue increased by 58.0% primarily due to increased interest in the marketplace in procuring our managed file transfer solutions though our MIX cloud-based hosted solution and increased deliveries of Mail Express due to enhancements to this product during 2014 that have been available throughout 2015, particularly the feature supporting encryption of the body of an email sent using Mail Express.

Index

License revenue increased by 27.6%. This increase was primarily due to:

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

M&S revenue increased 9.9% primarily as a result of:

•	Increased licenses sales since a majority of license sales, particularly those related to EFT, are accompanied by an M&S contract.
•
Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

License revenue increased as a percent of our total revenue from 36.2% in the 2014 six months to 38.9% in the 2015 six months. As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products, particularly EFT, also purchase an M&S contract. In general and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates. Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase software license revenue in future periods.

Cost of Revenues.  These costs consist primarily of royalties, a portion of our internet access costs, hosted service expenses for our products delivered as a SaaS offering, and expenses directly associated with professional services delivery.  Cost of revenues increased 51.6% primarily due to increased demand for our professional services which created a need for us to engage additional, more expensive third-party resources to meet that demand.

Selling, General and Administrative.  These expenses increased 2.5% primarily due to:

•	Increased salaries and wages for sales and marketing personnel as a result of having a greater number of these employees at higher average salaries throughout the 2015 six months.
•	Increased sales commissions due to higher sales throughout the 2015 six months.

Offset by:

•
Expenses incurred during the second three months of the 2014 six months associated with commencement of new and enhanced sales and marketing initiatives in the areas of sales lead generation and recruitment and enrollment of third-party resellers for which some of those expenses were initiation costs that we did not incur again in the 2015 six months.

•	Lower bad debt expense in the 2015 six months compared to the 2014 six months due to enhanced accounts receivable collection activities.

Index

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Six Months Ended June 30,
	2015	2014
R&D expenditures capitalized	$1,107	$1,284
R&D expenditures expensed	1,187	1,215
Total R&D expenditures	$2,294	$2,499

Total research and development expenditures decreased 8.2%. While the scope and magnitude of our software development activities was substantially the same between these periods, the cost of that work was less in the 2015 six months compared to the 2014 six months due to due to increased use of our employees to do this work in the 2015 six months compared to the 2014 six months when relied more on the use of higher cost, third-party software developers. In addition, we incurred relocation and training expenses during the 2014 six months in connection hiring personnel with improved skillsets which are activities that we did not have to repeat at the same level in 2015.

Total resources expended for R&D set forth above as total R&D expenditures serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether or not our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense and capitalized software development costs individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development cost individually.

Depreciation and Amortization.  This expense increased 114.5% primarily due to increased amortization of capitalized software development costs due to a greater number of our products for which development costs were capitalized being completed and brought to market.

Other Expense, Net.  This expense decreased due to the elimination of interest expense related to the note payable which was paid-in-full during the quarter ended September 30, 2014.

Income Taxes.  Our effective tax rate was 32.8% for the 2015 six months and 33.3% for the 2014 six months. These rates differed from a federal statutory tax rate of 34% primarily due to:

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements

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

During the six months ended June 30, 2015, approximately 27% of our sales came from customers outside the United States. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

August 12, 2015	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer