Form 10-Q
period 2015-09-30
GLOBALSCAPE INC
filed 2015-11-12
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

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

As of November 3, 2015, there were 21,318,967 shares of common stock outstanding.

Index

GlobalSCAPE Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2015

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, CuteSendIt®, and Mail Express® are registered trademarks of GlobalSCAPE, Inc.

Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, Enhanced File Transfer™, EFT Cloud Services™, EFT Server™, CuteFTP Lite™, CuteFTP Home™, Secure Ad Hoc Transfer™, SAT™, Enhanced File Transfer Server™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, GlobalSCAPE Securely Connected™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, WTC™,  Content Integrity Control™, and scConnect™ are trademarks of GlobalSCAPE, Inc.

TappIn® and TappIn and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.

TappIn Secure Share ™, Social Share ™, Now Playing ™, and Enhanced A La Carte Playlist ™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)
Unaudited

	September 30,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$12,858	$11,358
Accounts receivable (net of allowance for doubtful accounts of $500 and $511 in 2015 and 2014, respectively)	7,481	5,938
Current deferred tax asset	313	402
Prepaid expenses	334	488
Total current assets	20,986	18,186

Fixed assets, net	520	616
Long term investments	3,233	3,185
Capitalized software development costs	3,999	3,298
Goodwill	12,712	12,712
Deferred tax asset	699	290
Other assets	63	100
Total assets	$42,212	$38,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$354	$1,111
Accrued expenses	1,600	1,590
Deferred revenue	11,848	11,411
Income taxes payable	356	2
Total current liabilities	14,158	14,114

Deferred revenue, non-current portion	3,487	3,393
Other long term liabilities	47	52
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,318,967 and 20,989,267 shares issued at September 30, 2015, and December 31, 2014, respectively	21	21
Additional paid-in capital	19,318	18,370
Treasury stock, 403,581 shares, at cost, at September 30, 2015 and December 31, 2014	(1,452)	(1,452)
Retained earnings	6,633	3,889
Total stockholders’ equity	24,520	20,828
Total liabilities and stockholders’ equity	$42,212	$38,387

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Operating Revenues:
Software licenses	$2,852	$2,291	$8,590	$6,789
Maintenance and support	4,142	3,790	12,269	11,181
Professional services	653	409	1,531	933
Total Revenues	7,647	6,490	22,390	18,903
Operating Expenses:
Cost of revenues	458	277	1,066	679
Selling, general and administrative	4,355	4,173	13,472	13,077
Research and development	646	513	1,832	1,722
Depreciation and amortization	433	263	1,116	580
Total operating expenses	5,892	5,226	17,486	16,058
Income from operations	1,755	1,264	4,904	2,845
Other income (expense), net	17	(11)	51	(58)
Income before income taxes	1,772	1,253	4,955	2,787
Income tax expense	542	471	1,585	982
Net income	$1,230	$782	$3,370	$1,805
Comprehensive income	$1,230	$782	$3,370	$1,805

Net income per common share -
Basic	$0.06	$0.04	$0.16	$0.09
Diluted	$0.06	$0.04	$0.16	$0.09

Weighted average shares outstanding:
Basic	20,892	20,487	20,782	20,024
Diluted	21,440	20,890	21,294	20,624

Cash dividends declared per share	$0.015	-	$0.030	-

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at December 31, 2014	20,989,267	$21	$18,370	$(1,452)	$3,889	$20,828

Shares issued upon exercise of stock options			417			417
Shares issued upon award of restricted stock

Stock-based compensation expense:
Stock options	249,700		303			303
Restricted stock	80,000		179			179

Net increase in excess tax benefit from stock-based compensation			49			49

Common stock cash dividends of $0.030 per share					(626)	(626)

Net income					3,370	3,370

Balances at September 30, 2015	21,318,967	$21	$19,318	$(1,452)	$6,633	$24,520

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Operating Activities:
Net income	$3,370	$1,805
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	147	318
Depreciation and amortization	1,116	580
Stock-based compensation	482	380
Deferred taxes	(320)	740
Excess tax benefit from share-based compensation	(49)	212
Subtotal before changes in operating assets and liabilities	4,746	4,035
Changes in operating assets and liabilities:
Accounts receivable	(1,690)	(3,275)
Prepaid expenses	154	85
Other assets	37	10
Deferred revenue	531	3,405
Accounts payable	(757)	(24)
Accrued expenses	10	398
Other long-term liabilities	(5)	(6)
Income tax receivable and payable	403	(132)
Net cash provided by operating activities	3,429	4,496
Investing Activities:
Software development costs capitalized	(1,613)	(2,028)
Purchase of property and equipment	(108)	(215)
Interest reinvested in long term investments	(48)	(47)
Net cash (used in) investing activities	(1,769)	(2,290)
Financing Activities:
Proceeds from exercise of stock options	417	2,201
Excess tax benefit from share-based compensation	49	(212)
Notes payable principal payments	-	(4,385)
Dividends paid	(626)	-
Net cash (used in) financing activities	(160)	(2,396)

Net increase in cash	1,500	(190)
Cash at beginning of period	11,358	9,455
Cash at end of period	$12,858	$9,265

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$117
Income taxes	$1,341	$642

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2015 and For the Three and Nine Months Then Ended

(Unaudited)

1.	Nature of Business

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of cloud-based solutions, and provisioning of associated services. Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.  Our primary product is Enhanced File Transfer, or EFT. We have other products that complement our secure information exchange offerings portfolio.

Throughout these notes unless otherwise noted, our references to the 2015 quarter and the 2014 quarter refer to the three months ended September 30, 2015 and 2014, respectively.  Our references to the 2015 nine months and the 2014 nine months refer to the nine months ended September 30, 2015 and 2014, respectively.

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

There have been no changes in our significant accounting policies during the 2015 nine months compared to the 2014 nine months or from those described in our 2014 Form 10-K. Listed below is a condensed version of our significant accounting policies.

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

Index

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 entitled Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2018, and the quarterly periods during that year. We do not expect the amounts or timing of revenue we report in those future periods under this guidance to be materially affected relative to current guidance.

4.	Capitalized Software Development Costs

Our capitalized software development costs profile was as follows: ($ in thousands):

	September 30	December 31
	2015	2014
Gross capitalized cost	$5,690	$4,077
Accumulated amortization	(1,691)	(779)
Net balance	$3,999	$3,298

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amount capitalized	$506	$744	$1,613	$2,028
Amortization expense	(367)	(186)	(912)	(359)

Index

	Released	Unreleased
	Products	Products
Gross capitalized amount at September 30, 2015	$4,400	$1,290

Future amortization expense:
Three months ending December 31, 2015	339
Year ending December 31,
2016	1,293
2017	889
2018	188
Total	$2,709

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

5.	Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Share-based compensation expense	$167	$120	$482	$380

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	It authorizes the issuance of up to 3,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards.
•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•	Stock options we issue generally vest ratably over a three year period and expire ten years from the date of grant.
•	We issued no restricted stock awards under this plan during the 2015 or 2014 periods.
•	As of September 30, 2015, stock-based incentives for up to 1,007,250 shares remained available for issuance in the future under this plan.

Index

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2014	2,022,175	$2.12	6.07	$710
Granted	423,000	$3.17
Forfeited	(121,310)	$2.44
Exercised	(249,700)	$1.67
Outstanding at September 30, 2015	2,074,165	$2.37	6.21	$1,999

Exercisable at September 30, 2015	1,323,899	$2.18	4.69	$1,570

Additional information about our stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average fair value of options granted	$1.42	$1.34	$1.38	$1.30
Intrinsic value of options exercised	$105,450	$160,984	$386,408	$1,080,291
Cash received from stock options exercised	$98,706	$214,556	$416,680	$2,201,368

Number of options that vested	93,290	83,590	274,824	232,910
Fair value of options that vested	$97,679	$83,070	$296,886	$231,057

Unrecognized compensation expense related to non-vested options at end of period	$753,846	$611,569	$753,846	$611,569
Weighted average years over which non-vested option expense will be recognized	2.0	2.0	2.0	2.0

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected volatility	56%	58%	57%	56%
Expected annual dividend yield	2.40%	-	2.40%	-
Risk free rate of return	1.75%	1.88%	1.59%	1.93%
Expected option term (years)	6.00	6.00	6.00	6.00

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

Index

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2014	80,000	$2.32
Shares granted with restrictions	80,000	$3.34
Shares vested and restrictions removed	(80,000)	$2.32	$267,200
Restricted Shares Outstanding at September 30, 2015	80,000	$3.34

Shares remaining available under the plan for future issuance	420,000

Unrecognized compensation expense for non-vested shares as of September 30, 2015
Expense to be recognized in future periods	$165,271
Weighted average number of months over which expense is expected to be recognized	7.00

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

Our income tax expense reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income tax expense at federal statutory rate	$603	$426	$1,685	$948

Increase (decrease) in taxes resulting from:
Domestic production activities deduction	(30)	(8)	(77)	(18)
Research and development credit	(123)		(127)
State taxes, net of federal benefit	(5)	15	33	24
Reduction in reserve for uncertain tax positions	110	-	76	-
Other	(13)	38	(5)	28
Income tax expense per the statement of operations	$542	$471	$1,585	$982

We claim the research and experimentation tax credit, or R&D tax credit, on our tax returns and have included the effect of those credits in our provisions for income taxes. The Internal Revenue Service, or IRS, has completed its routine examination of our tax returns through 2010 with their findings resulting in a larger portion of the R&D tax credit we claimed being allowed than we had previously estimated. Our tax returns for 2011 and later remain subject to examination by the IRS.  We believe it more-likely-than-not that examination of those tax returns for 2011 and later could result in a portion of the R&D tax credits we claimed for those years not being allowed by the IRS.  After considering the effects of these items collectively, as of September 30, 2015, we have a reserve of $152,000 against R&D tax credits claimed on our tax returns for 2011 and later due to the uncertainty of sustaining those credits.

As of September 30, 2015, we had federal income tax net operating loss carry forwards of $487,000 available to offset future federal taxable income, if any. These carry forwards expire in 2030 and 2031. We have recorded a deferred tax asset for the estimated future tax benefits we believe we will realize from the application of these carryforwards against future taxable income.

Index

We have a capital loss carryforward of $3.2 million available for use through 2017 to offset future capital gains for federal income tax purposes. We also have $55,000 of research and development activities tax credits available to offset future Texas franchise tax expense through 2035. We have not recorded a deferred tax asset for these carryforwards due to the uncertainty of the whether or not we will have items in our tax computations in future periods against which to apply these carryforwards.

Legislation has not yet been passed to extend the R&D tax credit into 2015. Accordingly, we have not recorded a benefit for that credit during the 2015 quarter or 2015 nine months. The R&D tax credit for 2014 was enacted in December 2014. Accordingly, we recorded that credit for all of 2014 during the three months ended December 31, 2014, and did not record a benefit for that credit during the 2014 quarter or the 2014 nine months.

7.	Earnings per Common Share

Earnings per share for the periods indicated were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$1,230	$782	$3,370	$1,805

Weighted average shares outstanding - basic	20,892	20,487	20,782	20,024
Stock options	548	403	512	600
Weighted average shares outstanding - diluted	21,440	20,890	21,294	20,624

Net income per common share - basic	$0.06	$0.04	$0.16	$0.09
Net income per common share - diluted	$0.06	$0.04	$0.16	$0.09

8.	Dividends

During 2015, our Board of Directors declared quarterly dividends as follows:

Three Months Ended
	June 30, 2015	September 30, 2015
Dividend per share of common stock	$0.015	$0.015
Dividend record date	May 19, 2015	August 24, 2015
Dividend payment date	June 3, 2015	September 3, 2015

9.	Commitments and Contingencies

We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be $1.2 million.

10.	Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel resellers even though those end users can also purchase those products directly from us. During the nine months ended September 30, 2015, we earned approximately 11% of our revenue from such sales through our largest, third party, channel reseller.

As of September 30, 2015, a customer to whom we sell directly as an end-user (i.e. not through a third-party, channel reseller) comprised 23% of our accounts receivable but does not comprise more than 10% of our revenue. We believe we will receive payment of that amount.

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

In the following discussion, our references to the 2015 quarter and the 2014 quarter refer to the three months ended September 30, 2015 and 2014, respectively.  Our references to the 2015 nine months and the 2014 nine months refer to the nine months ended September 30, 2015 and 2014, respectively.

Overview

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of cloud-based solutions, and provisioning of associated services. We have thousands of enterprise customers and more than one million individual consumers in over 150 countries.

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

Index

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

We also offer, both directly and through our partners, our software products as a cloud-based subscription solution. This solution allows customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based solutions, including service elasticity and strong service level agreements for IT infrastructure reliability and performance.   We believe that our cloud-based subscription solutions could become a larger part of our future revenue because these solutions provide recurring revenue which potentially builds over time, as compared to sales of on-premises software licenses which must be reconstituted every period. Along with our partners, we have the capability to deliver these services in North America as well as internationally in Europe and Latin America.

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2015:

-	Listed as a Champion in the Info Tech Research Group Managed File Transfer Vendor Landscape for the second consecutive time.
-	Named one of the best places to work in the information technologies small business category by Computerworld for the fourth time.
-	Named as one of San Antonio’s best places to work by the San Antonio Business Journal for the fourth time in the medium size category.
-	5-Star rating in The Channel Company’s CRN 2015 Partner Program Guide.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the fifth year in a row with a ranking of #3 in the medium size category.
-	Named to the San Antonio Business Journal’s 2015 Fast Track list for companies with $10 million or more in revenue.
-	Named by the San Antonio Express News as the #1 Top Workplace for 2015 in the small company category.

•	In 2014:

-	Info Security Product Guide Global Excellence Gold and Bronze Awards.
-	CISCO Developer-Preferred Solution Award.
-	Named one of the best places to work in the information technologies small business category by Computerworld for the third time.
-	Named as one of San Antonio’s top employers in the Top Workplaces survey conducted by the San Antonio Express-News.

•	In 2013:

-	Named in Software Magazine’s Software 500 revenue-based ranking of the world’s largest software and service providers for the third year in a row.
-	Listed in the highest ranking category of “Champion” in Info-Tech Research Group’s Vendor Landscape Report for managed file transfer for the second year in a row.
-	Recognized by the San Antonio Business Journal for fast growth in revenue for the second consecutive year and as a top-ranked, public company based on revenue growth.

Index

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below.

Revenue Growth

We provide products and solutions to SMBs and large multinational corporations as well as to individual consumers. We have a broad product line that has allowed us to grow revenue through software products and solutions either installed at a customer’s location or delivered through a cloud-based model. We have also grown our professional services capabilities to enhance our customers’ implementation, training and overall user experience. Sales of our enterprise products, solutions, and services comprise a substantial majority of our revenue. While our CuteFTP software and other consumer products are a relatively minor component of our overall revenue, they are recognized brands in the marketplace that we believe continue to have a positive effect on our overall product offerings and corporate franchise.

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

• Increasing sales staff capacity as needed to address our markets.
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

As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed enterprise products also purchase an M&S contract. Our M&S contracts are typically for one year with a growing trend toward customers buying two year or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase enterprise software license revenue in future periods.

Index

For more information, see Comparison of the Statement of Operations for the Three Months Ended September 30, 2015 and 2014 and Comparison of the Statement of Operations for the Nine Months Ended September 30, 2015 and 2014.

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

Our bookings trends and the reconciliation of bookings to revenue are as follows ($ in thousands):

	Three Months Ending September 30		Nine Months Ending September 30
	2015	2014	2015	2014

Bookings	$9,869	$8,553	$24,011	$22,305
Products and services sold for which we will recognize revenue at a future date when the goods and services are delivered to and accepted by the customer	(6,772)	(6,372)	(15,455)	(15,807)
Products and services delivered to and accepted by the customer for which revenue recognition had been deferred at the time of booking	4,550	4,309	13,834	12,405
Revenue	$7,647	$6,490	$22,390	$18,903

Bookings during the three and nine months ended September 30, 2015, increased compared with bookings during the three and nine months ended September 30, 2014, primarily due to new sales and marketing campaigns that began in late 2014 from which we began to realize increased bookings during 2015.

Adjusted EBITDA Excluding Infrequent Items (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) Excluding Infrequent Items to measure profitability and cash flow from our core operating activities. We exclude infrequent items because they typically do not directly impact the ongoing profitability and cash flow resulting from our core activities. We monitor and review cost of revenues, selling, general, and administrative, or SG&A, expenses and research and development, or R&D, expenses to assess conformance with established budget expectations and to identify specific variances.

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

Index

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$1,230	$782	$3,370	$1,805
Add (subtract) items to determine adjusted EBITDA excluding infrequent items:
Income tax expense	542	471	1,585	982
Interest (income) expense, net	(17)	12	(51)	59
Depreciation and amortization:
Total depreciation and amortization	433	263	1,116	580
Amortization of capitalized software development costs	(366)	(186)	(911)	(359)
Stock-based compensation expense	167	120	482	380
Infrequent items	-	-	-	-
Adjusted EBITDA excluding infrequent items	$1,989	$1,462	$5,591	$3,447

See the section below comparing our results of operations for the 2015 quarter and the 2014 quarter and the 2015 nine months and 2014 nine months for discussion of the variances between periods in the components comprising Adjusted EBITDA Excluding Infrequent Items.

Measurement of Income and Expense Excluding Infrequent Events (Non-GAAP Measurement)

We use supplemental measurements of income and expense excluding infrequent items to monitor the financial performance of our core operating activities. These measurements of income and expense excluding infrequent items include:

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

During the 2015 quarter and the 2014 quarter and the 2015 nine months and the 2014 nine months, we had no infrequent items that made it necessary to prepare a measurement of income and expense excluding infrequent events.  Accordingly, no such measurement is presented in this Quarterly Report.

Index

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

•	Active-active high availability, or HA, which maximizes uptime and performance of critical information technology systems.
•	Enhanced compatibility of web transfer client file transfers through HTML5 support in addition to the existing Java Runtime Environment.
•	Increased scalability and business continuity with more flexible, uninterrupted file transfer service.
•	Improved facilitation of PCI DSS version 3.0 compliance with updates to security components, such as PGP and AS2.
•	Addition of new Content Integrity Control providing an Internet Content Adaptation Protocol (ICAP) connector to anti-malware scanners and data loss prevention (DLP) solutions.
•	Integration with SMS PASSCODE for Mobile-Based 2 Factor Authentication.
•	Enhanced and expanded event rule functionality which improves the ability to integrate our products with client business processes and backend systems

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

Cloud-Based EFT

If a customer prefers to have our EFT products and solutions delivered to them as a cloud-based service, they can subscribe to our EFT Cloud Services.   The features, functions and capabilities of our EFT products delivered in this manner are equivalent to those of our licensed EFT products discussed above.

These cloud-based offerings provide a flexible continuum of services that give the customer the ability to pick and choose the extent to which they want to own or outsource the capabilities of our EFT products. EFT Cloud Services gives organizations the flexibility of either a hybrid cloud or virtual environment with the security of an on-premises managed file transfer solution. Users of EFT Cloud Services have the option to work with a variety of top hosting providers that best fit their needs. We offer flexible subscription pricing under one, two, and three-year contracts that can help our customers minimize or eliminate upfront capital expenditures and reduce their ongoing operating costs. This subscription revenue provides us with a revenue stream visible into future periods. While our cloud-based MFT revenue has grown from year-to-year, it does not yet constitute a material portion of our overall revenue.

Index

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

These solutions incorporate elements of on-premises software, cloud, and software-as-service, or SaaS, delivery models. Unlike other remote access products that can consume significant amounts of storage capacity on a smartphone or tablet, we make content available through a secure pathway that gives users access to files on their existing in-house storage devices without having to download those files to their mobile device. This delivery method not only saves storage space on the mobile device but also ensures content remains secure and private on the user’s existing in-house storage devices without being required to upload files to a cloud repository as is required by competitive products.

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

Index

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

Index

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

Index

Solution Perspective and Trends

The components of our revenue are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$6,076	79.5%	$5,194	80.0%	$17,946	80.2%	$15,187	80.3%
Professional Services	653	8.5%	409	6.3%	1,531	6.8%	933	4.9%
Wide Area File Services	235	3.1%	328	5.1%	764	3.4%	1,090	5.8%
CuteFTP	240	3.1%	212	3.3%	665	3.0%	686	3.6%
Other	443	5.8%	347	5.3%	1,484	6.6%	1,007	5.4%
Total Revenue	$7,647	100.0%	$6,490	100.0%	$22,390	100.0%	$18,903	100.0%

Revenue by Type
License Revenue	$2,852	37.3%	$2,291	35.3%	$8,590	38.4%	$6,789	36.0%
M&S Revenue	4,142	54.2%	3,790	58.4%	12,269	54.8%	11,181	59.1%
Professional Services	653	8.5%	409	6.3%	1,531	6.8%	933	4.9%
Total Revenue	$7,647	100.0%	$6,490	100.0%	$22,390	100.0%	$18,903	100.0%

We have made and continue to make changes in our business to increase the rate of growth of our total revenue and, in particular, our revenue across all our product lines. With respect to our sales and marketing activities, those changes have included:

• Increasing sales staff capacity as needed to address our markets.
• Aligning our sales group to enhance its industry and geographic focus.
• Implementing new sales and marketing campaigns.
• Using third party search engine optimization experts to enhance our efforts in that area.
• Recruiting industry channel partners and enabling them to sell our products through training and orientation programs.

As a complement to these sales and marketing actions, we have continued to expand the capabilities of our software engineering group through ongoing enhancement of our organizational structure and adding resources as required. As result, we are able to optimize the manner in which we assess the development of new technologies, enhance our approach to managing those projects and shorten the timelines required to accomplish our objectives.

Our total revenue increased 17.8% in the 2015 quarter compared to the 2014 quarter and 18.4% in the 2015 nine months compared to the 2014 nine months. License revenue increased 24.5% in the 2015 quarter compared to the 2014 quarter and 26.5% in the 2015 nine months compared to the 2014 nine months.  M&S revenue increased 9.3% in the 2015 quarter compared to the 2014 quarter and 9.7% in the 2015 nine months compared to the 2014 nine months. In general, these increases were due to the changes in our business we have made as discussed above. For a more complete discussion of our overall revenue trends and mix among products, services and M&S, see Comparison of the Statement of Operations for the Three Months Ended September 30, 2015 and 2014, and Comparison of the Statement of Operations for the Nine months Ended September 30, 2015 and 2014.

Index

Liquidity and Capital Resources

Our cash and working capital positions were as follows ($ in thousands):

	September 30, 2015	December 31, 2014
Cash and cash equivalents	$12,858	$11,358
Long term investments	3,233	3,185
Total cash, cash equivalents and long term investments	$16,091	$14,543

Working capital	$6,828	$4,072
Deferred revenue, current portion	$11,848	$11,411
Working capital plus current deferred revenue (non-GAAP presentation)	$18,676	$15,483

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Nine Months Ended September 30,
	2015	2014
Operating activities	$3,429	$4,496
Investing activities	(1,769)	(2,290)
Financing activities	(160)	(2,396)

Index

Our cash provided by operating activities decreased during the 2015 nine months compared to the 2014 nine months primarily due to:

•
Deferred revenue increasing $531,000 during the 2015 nine months compared to increasing $3.4 million during the 2014 nine months. During the 2014 nine months, we successfully migrated a number of customers with expiring, one-year M&S contracts to renewed M&S contracts with terms of two or three years based on our objective of achieving a longer-term revenue commitment from those customers. Since at its inception a multi-year M&S contracts yields a larger cash payment than a single year contract, our deferred revenue increased more during the 2014 nine months than we had typically experienced in the past. Since those multi-year contracts were not due for renewal during the 2015 nine months, there was no similar increase in deferred revenue during the 2015 nine months.

•
Accounts payable decreasing $757,000 in the 2015 nine months compared to decreasing $24,000 during the 2014 nine months primarily due to payments during the 2015 nine months of payables outstanding as of December 31, 2014, to third-party software developers and  outside marketing firms which arose from our increased activities in those areas during 2014 compared to 2013. Accordingly, we did not have payables at a comparable level at December 31, 2013, to be paid in 2014.

•
Accrued expenses increasing $10,000 in the 2015 nine months compared to increasing $398,000 in the 2014 nine months due primarily to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as part of our financial statements.

Offset by

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Condensed Consolidated Statements of Cash Flow, increasing from $4.0 million in the 2014 nine months to $4.7 million in the 2015 nine months. See the section below under Comparison of the Statement of Operations for the Nine Months Ended September 30, 2015 and 2014 for a discussion of the changes in the components of these amounts.

•
Accounts receivable increasing $1.7 million during the 2015 nine months compared to increasing $3.3 million during the 2014 nine months primarily due to our enhanced efforts to collect timely payments from our customers.

•
Income tax receivable and payable increasing $403,000 during the 2015 nine months compared to decreasing $132,000 during the 2014 nine months due to normal variations in the timing of our federal and state income tax payments combined with enhanced planning of the timing of those payments.

The decreased use of cash for investing activities during the 2015 nine months compared to the 2014 nine months was primarily due to a decrease in our software development costs that were capitalized.  While the scope and magnitude of our software development activities was substantially the same between these periods, the cost of that work was less in the 2015 nine months compared to the 2014 nine months due to increased use of our employees to do this work in the 2015 nine months compared to the 2014 nine months when we relied more on the use of higher cost, third-party software developers.

The decreased use of cash for financing activities during the 2015 nine months compared to the 2014 nine months was primarily due to:

•
A decrease in cash received from the exercise of stock options due to the amount of cash received from stock option exercises during the 2014 nine months being a result of changes in management leadership during that period which is an event that did not occur during the 2015 nine months.

•	A change in the tax benefit from stock-based compensation that is a result of the decrease in stock option exercise activity as described above.
•
No principal payments on notes payable during the 2015 nine months since our notes payable that were outstanding during the 2014 nine months were paid-in-full during the quarter ended September 30, 2014.

•	The payment of cash dividends during the 2015 nine months with no such payment during the 2014 nine months.

Index

Our primary obligations at September 30, 2015 were:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $15.3 million. Those future services primarily relate to our obligations under M&S contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

•
Trade accounts payable, accrued liabilities, obligations under operating leases, amounts due third parties under royalty agreements, and federal and state taxes all incurred in the normal course of business.

Contractual Obligations and Commitments

At September 30, 2015, our contractual obligations and commitments consisted primarily of the following items:

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

Our non-cancellable, contractual obligations at September 30, 2015, consisted primarily of the lease for our office space with amounts due as follows ($ in thousands):

	Amounts Due for the Period
	Three Months Ending December 31,	Fiscal Years
	2015	2016 - 2017	2018 - 2020	Thereafter	Total

Operating leases	$90	$720	$480	$-	$1,290

Comparison of the Statement of Operations for the Three Months Ended September 30, 2015 and 2014

	Three Months Ended September 30,
	2015	2014	$ Change
	$ in thousands

Total revenues	$7,647	$6,490	$1,157
Cost of revenues	458	277	181
Selling, general and administrative expenses	4,355	4,173	182
Research and development expenses	646	513	133
Depreciation and amortization	433	263	170
Total operating expenses	5,892	5,226	666
Income from operations	1,755	1,264	491
Other income (expense), net	17	(11)	28
Net income before income taxes	1,772	1,253	519
Income tax expense	542	471	71
Net income	$1,230	$782	$448

Index

In the discussions below, we refer to the three months ended September 30, 2015, as the “2015 quarter” and the three months ended September 30, 2014, as the “2014 quarter”. The percentage changes cited in our discussions are based on the 2015 quarter amounts compared to the 2014 quarter amounts.

Revenue.  We derive our revenue primarily from the following activities:

•
License revenue from sales of our EFT and Mail Express products that we deliver as either software installed at the customer’s premises, for which we earn the full amount of the license revenue at the time the license is delivered, or as a cloud-based service under our EFT Cloud Services brand delivered using a SaaS model, for which we earn monthly subscription revenue as these services are delivered over a contract period that is typically one year.

•	License revenue from sales of our WAFS and CuteFTP products that are installed at the customer’s premises for which we earn the full amount of the license revenue at the time the license is delivered.
•	License revenue from delivery of our TappIn products using a SaaS model from which we earn monthly subscription revenue as these services are delivered under typically month-to-month subscriptions.
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

 The components of our revenues were as follows ($ in thousands):

	Three Months Ended September 30,
	2015		2014
	$ in thousands

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$6,076	79.5%	$5,194	80.0%
Professional Services	653	8.5%	409	6.3%
Wide Area File Services	235	3.1%	328	5.1%
CuteFTP	240	3.1%	212	3.3%
Other	443	5.8%	347	5.3%
Total Revenue	$7,647	100.0%	$6,490	100.0%

Revenue by Type
Software licenses	$2,852	37.3%	$2,291	35.3%
M&S revenue	4,142	54.2%	3,790	58.4%
Professional services	653	8.5%	409	6.3%
Total Revenue	$7,647	100.0%	$6,490	100.0%

Index

Our total revenue increased 17.8% in the 2015 quarter compared to the 2014 quarter.  In general, this increase was due to the changes in our business we have made as discussed above under “Solution Perspective and Trends”. Revenue trends for our individual product lines and related additional contributors to those changes are as follows:

•
EFT Enterprise and Standard revenue increased by 17.0% primarily due to our continued focus of a substantial portion of our resources and efforts on this product line since we believe it offers the highest potential for future growth, development of a more experienced and capable sales team, and recruitment and integration of third-party channel resellers.

•
Professional services revenue increased by 59.7% due to the increase in sales of our EFT Enterprise and Standard products with which our professional services are most closely associated, an increase in the frequency of sales of professional services when licenses are sold either directly or through third-party channel resellers, and an enhanced focus on managing our queue of professional services projects to be delivered in order to sustain a high level of customer service.

•
WAFS revenue decreased by 28.4% primarily due to some of our potential customers electing to forego purchasing our existing product in anticipation of the release of our next version of this product. Subsequent to September 30, 2015, we substantially completed our internal development of new version 5 which, when released, will introduce a new communications mechanism that will greatly enhance the speed, reliability, and scalability of the product.  This release will benefit not only the server replication scenarios where WAFS has been successfully leveraged in the past but will extend the benefits to remote users desktops as well.

•	CuteFTP revenue increased by 13.2% primarily as a result of some larger-than-average purchases by certain governmental agencies.

•
Other revenue increased by 27.7% primarily due to increased interest in the marketplace in procuring our managed file transfer solutions though EFT Cloud Services and increased deliveries of Mail Express due to enhancements to this product during 2014 that have been available throughout 2015.

License revenue increased by 24.5%. This increase was primarily due to:

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

M&S revenue increased 9.3% primarily as a result of:

•
Increased license sales since a majority of license sales are accompanied by an M&S contract. The percentage increase in M&S revenue typically lags behind the related percentage increase in license revenue because license sales are recognized as revenue in full in the period the license is delivered while the related M&S revenue is recognized in future periods as those services are delivered.

•
Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

License revenue increased as a percent of our total revenue from 35.3% in the 2014 quarter to 37.3% in the 2015 quarter. As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue.

Index

When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products also purchase an M&S contract. In general and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates.

Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract.

We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase enterprise software license revenue in future periods.

Cost of Revenues.  These costs consist primarily of royalties, a portion of our internet access costs, hosted service expenses for EFT Cloud Services, and expenses directly associated with professional services delivery.  Cost of revenues increased 65.3% primarily due to increased demand for our professional services which created a need for us to engage additional, more expensive third-party resources to meet that demand in a timely manner.

Selling, General and Administrative.  These expenses increased 4.4% primarily due to:

•
Increased salaries and wages for sales, marketing and management information systems personnel due to competitive demands in the marketplace increasing compensation rates for these skills in the software industry.

•	Increased recruiting fees paid to identify and hire qualified personnel in a competitive marketplace.
•	Increased sales commissions due to higher sales.

Offset by:

•	Lower contract labor fees due to replacing temporary personnel with permanent employees at a lower cost.
•
Commencement of new and enhanced sales and marketing initiatives in the areas of sales lead generation and recruitment and enrollment of third-party resellers in the 2014 quarter for which some of the expenses were initiation costs that we did not incur again in the 2015 quarter.

•	Lower bad debt expense in the 2015 quarter compared to the 2014 quarter due to enhanced accounts receivable collection activities.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Three Months Ended September 30,
	2015	2014
R&D expenditures capitalized	$506	$744
R&D expenditures expensed	646	513
Total R&D expenditures (non-GAAP measurement)	$1,152	$1,257

Index

Total research and development expenditures decreased 8.35%. While the scope and magnitude of our software development activities has continued to grow between these periods, the cost of performing that work was less in the 2015 quarter compared to the 2014 quarter due to:

•	Increased use of our employees as an internal resource to do this work in the 2015 quarter compared to the 2014 quarter when we relied more on the use of higher cost, third-party software developers.
•	Enhancement of relationships with third-party developers we continue to use by replacing legacy arrangements carrying higher costs and lower value with more cost effective and efficient arrangements.

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

Depreciation and Amortization.  This expense increased 64.6% primarily due to increased amortization of capitalized software development costs due to a greater number of our products for which development costs were capitalized being completed and brought to market.

Other Income (Expense), Net.  The other expense (net) in the 2014 quarter was due to interest expense incurred during that period related to the note payable which was paid-in-full during that period. Since we had no such expense during the 2015 period, we had other income (net) consisting primarily of interest income earned on long term investments.

Income Taxes.  Our effective tax rate was 30.6% for the 2015 quarter and 37.6% for the 2014 quarter. These rates differed from a federal statutory tax rate of 34% primarily due to:

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements.

In addition to the factors above, our effective tax rate for the 2015 quarter was lower than the federal statutory tax rate of 34% and lower than our effective tax rate for the 2014 quarter due to the research and development tax credit claimed on our 2014 federal income tax return when it was filed being higher than previously estimated with the adjustment to that higher amount being recorded in the 2015 quarter.

  Comparison of the Statement of Operations for the Nine Months Ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014	$ Change
	$ in thousands

Total revenues	$22,390	$18,903	$3,487
Cost of revenues	1,066	679	387
Selling, general and administrative expenses	13,472	13,077	395
Research and development expenses	1,832	1,722	110
Depreciation and amortization	1,116	580	536
Total operating expenses	17,486	16,058	1,428
Income from operations	4,904	2,845	2,059
Other income (expense)	51	(58)	109
Net income before income taxes	4,955	2,787	2,168
Income tax expense	1,585	982	603
Net income	$3,370	$1,805	$1,565

Index

In the discussions below, we refer to the nine months ended September 30, 2015, as the “2015 nine months” and the nine months ended September 30, 2014, as the “2014 nine months”. The percentage changes cited in our discussions below are based on the 2015 nine month amounts compared to the 2014 nine month amounts.

Revenue.  We derive our revenue primarily from the following activities:

•
License revenue from sales of our EFT and Mail Express products that we deliver as either software installed at the customer’s premises, for which we earn the full amount of the license revenue at the time the license is delivered, or as a cloud-based service under our EFT Cloud Services brand delivered using a SaaS model, for which we earn monthly subscription revenue as these services are delivered over a contract period that is typically one year.

•	License revenue from sales of our WAFS and CuteFTP products that are installed at the customer’s premises for which we earn the full amount of the license revenue at the time the license is delivered.
•	License revenue from delivery of our TappIn products using a SaaS model from which we earn monthly subscription revenue as these services are delivered under typically month-to-month subscriptions.
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

 The components of our revenues were as follows ($ in thousands):

	Nine Months Ended September 30,
	2015		2014
	$ in thousands

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Product
EFT Enterprise and Standard	$17,946	80.2%	$15,187	80.3%
Professional Services	1,531	6.8%	933	4.9%
Wide Area File Services	764	3.4%	1,090	5.8%
CuteFTP	665	3.0%	686	3.6%
Other	1,484	6.6%	1,007	5.4%
Total Revenue	$22,390	100.0%	$18,903	100.0%

Revenue by Type
Software licenses	$8,590	38.4%	$6,789	36.0%
M&S revenue	12,269	54.8%	11,181	59.1%
Professional services	1,531	6.8%	933	4.9%
Total Revenue	$22,390	100.0%	$18,903	100.0%

Index

Our total revenue increased 18.4% in the 2015 nine months compared to the 2014 nine months.  In general, this increase was due to the changes in our business we have made as discussed above under “Solution Perspective and Trends”. Revenue trends for our individual product lines and related additional contributors to those changes are as follows:

•
EFT Enterprise and Standard revenue increased 18.2% primarily due to our continued focus of a substantial portion of our resources and efforts on this product line since we believe it offers the highest potential for future growth, development of a more experienced and capable sales team, and recruitment and integration of third-party channel resellers.

•
Professional services revenue increased by 64.1% due to the increase in sales of our EFT Enterprise and Standard products to which our professional services are most closely associated, an increase in the frequency of sales of professional services when licenses are sold either directly or through third-party channel resellers, and an enhanced focus on managing our queue of professional services projects to be delivered in order to sustain a high level of customer service.

•
WAFS revenue decreased by 29.9% primarily due to some of our potential customers electing to forego purchasing our existing product in anticipation of the release of our next version of this product. Subsequent to September 30, 2015, we substantially completed our internal development of new version 5 which, when released, will introduce a new communications mechanism that will greatly enhance the speed, reliability, and scalability of the product.  This release will benefit not only the server replication scenarios where WAFS has been successfully leveraged in the past but will extend the benefits to remote users desktops as well.

•	CuteFTP revenue decreased by 3.1% primarily a result of our continued focus of most of our attention and resources on other product lines that we believe have a higher potential for future growth.

•
Other revenue increased by 47.4% primarily due to increased interest in the marketplace in procuring our managed file transfer solutions though EFT Cloud Services and increased deliveries of Mail Express due to enhancements to this product during 2014 that have been available throughout 2015.

License revenue increased by 26.5%. This increase was primarily due to:

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

M&S revenue increased 9.7% primarily as a result of:

•
Increased licenses sales since a majority of license sales are accompanied by an M&S contract. The percentage increase in M&S revenue typically lags behind the related percentage increase in license revenue because license sales are recognized as revenue in full in the period the license is delivered while the related M&S revenue is recognized in future periods as those services are delivered.

•
Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

License revenue increased as a percent of our total revenue from 36.0% in the 2014 nine months to 38.4% in the 2015 nine months. As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue.

Index

When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products also purchase an M&S contract. In general and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates.

Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract.

We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase enterprise software license revenue in future periods.

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel resellers even though those end users can also purchase those products directly from us. During the nine months ended September 30, 2015, we earned approximately 11% of our revenue from such sales through our largest, third party, channel reseller.

We enter into agreements with third-party, channel resellers in the ordinary course of business.  These agreements may be terminated with or without cause by either party with advance notice in which event we believe we would be able to engage alternative resellers or other distribution channels to sell and deliver our products to end-customers within a reasonable period of time.   In the event of such termination, while we could experience a short-term disruption in the distribution of our products and a short-term decrease in the growth rate of our revenue, we believe such a termination would not have a material, adverse effect on our results of operations or financial position.

As of September 30, 2015, a customer to whom we sell directly as an end-user (i.e. not through a third-party, channel reseller) comprised 23% of our accounts receivable but does not comprise more than 10% of our revenue. We believe we will receive payment of that amount.

Cost of Revenues.  These costs consist primarily of royalties, a portion of our internet access costs, hosted service expenses for EFT Cloud Services, and expenses directly associated with professional services delivery.  Cost of revenues increased 57.0% primarily due to increased demand for our professional services which created a need for us to engage additional, more expensive third-party resources to meet that demand in a timely manner.

Selling, General and Administrative.  These expenses increased 3.0% primarily due to:

•
Increased salaries and wages for sales, marketing and management information systems personnel due to competitive demands in the marketplace increasing compensation rates for these skills in the software industry.

•	Increased recruiting fees paid to identify and hire qualified personnel in a competitive marketplace.
•	Increased sales commissions due to higher sales.

Offset by:

•	Lower contract labor fees due to replacing temporary personnel with permanent employees at a lower cost.
•
Commencement of new and enhanced sales and marketing initiatives in the areas of sales lead generation and recruitment and enrollment of third-party resellers in the 2014 nine months for which some of the expenses were initiation costs that we did not incur again in the 2015 nine months.

•	Lower bad debt expense in the 2015 nine months compared to the 2014 nine months due to enhanced accounts receivable collection activities.

Index

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Nine Months Ended September 30,
	2015	2014
R&D expenditures capitalized	$1,613	$2,028
R&D expenditures expensed	1,832	1,722
Total R&D expenditures (non-GAAP measurement)	$3,445	$3,750

Total research and development expenditures decreased 8.1%. While the scope and magnitude of our software development activities was substantially the same between these periods, the cost of that work was less in the 2015 nine months compared to the 2014 nine months due to due:

•	Increased use of our employees as an internal resource to do this work in the 2015 quarter compared to the 2014 quarter when we relied more on the use of higher cost, third-party software developers.

•	Enhancement of relationships with third-party developers we continue to use by replacing legacy arrangements carrying higher costs and lower value with more cost effective and efficient arrangements.

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

Depreciation and Amortization.  This expense increased 92.4% primarily due to increased amortization of capitalized software development costs due to a greater number of our products for which development costs were capitalized being completed and brought to market.

Other Income (Expense), Net.  The other expense (net) in the 2014 nine months was due to interest expense incurred during that period related to the note payable which was paid-in-full during that period. Since we had no such expense during the 2015 nine months, we had other income (net) consisting primarily of interest income earned on long term investments.

Income Taxes.  Our effective tax rate was 32.0% for the 2015 nine months and 35.2% for the 2014 nine months. These rates differed from a federal statutory tax rate of 34% primarily due to:

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements

In addition to the factors above, our effective tax rate for the 2015 quarter was lower than the federal statutory tax rate of 34% and lower than our effective tax rate for the 2014 quarter due to the research and development tax credit claimed on our 2014 federal income tax return when it was filed being higher than previously estimated with the adjustment to that higher amount being recorded in the 2015 quarter.

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

As of September 30, 2015, a customer to whom we sell directly as an end-user (i.e. not through a third-party, channel reseller) comprised 23% of our accounts receivable but does not comprise more than 10% of our revenue. We believe we will receive payment of that amount.

During the nine months ended September 30, 2015, we earned approximately 11% of our revenue from a single third party, channel reseller who purchases products from us and resells them to their customers.

During the nine months ended September 30, 2015, approximately 23% of our sales came from customers outside the United States. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II. Other Information

Item 1. Legal Proceedings

GlobalSCAPE has been named as one of a number of defendants in a patent infringement suit filed by Digital Reg of Texas, LLC in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleges that we infringed on a patent that regulates access to digital content. We believe we have meritorious defenses to the plaintiff’s claims and intend to defend the lawsuit vigorously. While we are early in this process such that it is not possible to reasonably determine the outcome of this lawsuit with any certainty, we believe any loss we could incur would be immaterial to our financial position and results of operations.

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

GLOBALSCAPE, INC.

November 12, 2015	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer