Form 10-K
period 2015-12-31
GLOBALSCAPE INC
filed 2016-03-03
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-33601

GlobalSCAPE, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2785449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Lockhill-Selma, Suite 150
San Antonio, Texas	78249
(Address of Principal Executive Office)	(Zip Code)

(210) 308-8267
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE MKT, LLC
(Title of Class)	(Name of exchange on which registered)

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
☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☐	Accelerated filer ☐

Non-Accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒ No

As of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $43,818,079 based on the closing sale price as reported on the NYSE MKT.

As of February 18, 2016, there were 21,014,206 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on May 5, 2016, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, , Enhanced File Transfer®, Enhanced File Transfer Server®, GlobalSCAPE Securely Connected®, CuteSendIt®, and Mail Express® are registered trademarks of GlobalSCAPE, Inc.

Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, EFT Cloud Services™, EFT Server™, Secure Ad Hoc Transfer™, SAT™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, WTC™,  Content Integrity Control™, and scConnect™ are trademarks of GlobalSCAPE, Inc.

TappIn® and TappIn® and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.

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

 “SSL” or Secure Sockets Layer uses cryptography to encrypt data between the web server and the web browser.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Annual Report by using words such as “will”, “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report and other documents filed with the Securities and Exchange Commission.  Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Annual Report.

PART I

Item 1.    Business

Company Overview

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of cloud-based solutions, and provisioning of associated services. We have sold our products to thousands of enterprises and more than one million individual consumers throughout the world.

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

scConnect is our on-premises, enterprise file synchronization and sharing solution.  It provides users with secure content mobility and the ability to share and access data anytime on any device. At the same time, scConnect provides information technology department administrators with the tools necessary to maintain the security of sensitive enterprise information and to control and monitor user access and activity. Designed to replicate today’s cloud experience without the risk, reliability or confidentiality concerns of shared infrastructures, scConnect enables secure collaboration and content mobility without involving third-party servers. Created with both the information technology team and end user in mind, scConnect offers benefits that we believe exceed many cloud-based, file sharing services. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address the growing market demand for secure, “anytime and anywhere”, device-independent access to distributed content. We believe that the inclusion of secure content mobility capability in our portfolio, and specifically the introduction of this capability to enterprise-level organizations, will contribute to the future growth of our business due to the continuing adoption of tablet computers and smartphones.

Our Wide-Area File Services, or WAFS, software product uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, thereby allowing users to access their data at higher speeds than possible with most alternate approaches. We believe this technology enables collaboration at greater efficiency levels than solutions available from our competitors or with native operating system connectivity.

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

-
Listed as a Champion in the Ad-Hoc Mid-Market category and a Leader in the Ad-Hoc Enterprise use case by Info-Tech Research Group within its Managed File Transfer Vendor Landscape report. This is the second consecutive time that Info-Tech Research Group has named GlobalSCAPE a Champion within this report.

-	Named one of the best places to work in the information technologies small business category by Computerworld for the fourth time.
-	Named as one of San Antonio’s best places to work by the San Antonio Business Journal for the fifth time in the medium size category.
-	Received a 5-Star rating in The Channel Company’s CRN 2015 Partner Program Guide.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the fifth year in a row with a ranking of #3 in the medium size category.
-	Named to the San Antonio Business Journal’s 2015 Fast Track list for companies with $10 million or more in revenue.
-	Named by the San Antonio Express News as the #1 Top Workplace for 2015 in the small company category, and recognized as one of the Top Workplaces for the fifth time.
-	Two members of the channel leadership team recognized as The Channel Company’s 2015 CRN Channel Chiefs.
-	Two channel team members named to The Channel Company’s 2015 CRN Women of the Channel list.
-	Recognized by the Golden Bridge Business and Innovation Awards as a Gold Winner in the Managed File Transfer – Innovations category for EFT Workspaces.
-
Recognized by the Info Security Products Guide’s Global Excellence Awards as a Gold Winner within the Compliance category for Enhanced File Transfer (EFT) and as a Bronze Winner within the Email Security and Management category for Mail Express.

-	Recognized by the Network Products Guide awards as a Gold Winner in Compliance Data Centers for EFT v7.0 and a Silver Winner in Email, Security and Management with Mail Express v4.

•	In 2014:

-
Recognized by the Info Security Product Guide’s Global Excellence Awards as a Gold Winner within the Latin America category for Wide Area File Services (WAFS), as a Bronze Winner within the Email Security and Management category for Mail Express, and as a Bronze Winner within the SaaS/Cloud Solutions category for TappIn.

-	Recipient of a Cisco Developer-Preferred Solution Award.
-	Named one of the best companies to work for in Texas for the fourth year in a row, ranking us #22 in the small size category by Texas Monthly.
-	Named one of the best places to work in the information technologies small business category by Computerworld for the third time.
-	Named one of San Antonio’s top employers in the Top Workplaces survey conducted by the San Antonio Express-News.
-	Received Info Security Product Guide Global Excellence Gold and Bronze Awards.
-	CISCO Developer-Preferred Solution Award.

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

The need for MFT and secure content mobility solutions is particularly strong for organizations faced with a daunting array of privacy, security, and remote accessibility challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory and privacy requirements include federal legislation and regulations such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act (GLBA),the Federal Trade Commission Red Flags Rules, as well as state legislation and regulations in the U.S. such as California Senate Bill (SB) 1386 and the data security regulations issued by the Massachusetts Office of Consumer Affairs and Business, as well as the extraterritorial requirements such as the European Union Data Privacy Directive. Some of these statutes and regulations impose severe penalties for improper disclosure of confidential information.  Industry best-practices such as the Payment Card Industry Data Security Standard (PCI DSS) and self-imposed business requirements lead to the need to secure and protect consumer information, intellectual property and trade secrets. These measures offer protection against disclosure of proprietary information and also reduce corporate risks associated with the potentially devastating consequences of security breaches.

Markets for MFT and secure remote access grew from mainstream adoption of the Internet, the subsequent exponential growth in data and information sharing, and the growing realization that information is a significant business currency requiring appropriate security, management, auditing, and reporting and that is also subject in many cases to regulatory and privacy requirements. Similarly, the cloud services market arose from recognition that the Internet allows ubiquitous, global access to data and information services. By leveraging Internet technologies and delivering services through appropriately secured and managed shared resources, cloud-based solutions allow businesses and other organizations to achieve economies of scale and greater operational agility. Cloud solutions also can support individual consumer needs for information access and sharing at affordable costs. Secure content mobility solutions provide these same benefits but extend the information delivery model to and from the broadest range of network-enabled devices, including smartphones and tablets.

Our primary industry is known as managed file transfer. The MFT industry has its technical origin in the file transfer protocol, or FTP.  FTP dates back to 1980 (RFC 765, later superseded by RFC 959), with even earlier RFCs guiding prior attempts to establish standards for file transfer protocols. The use of file transfer protocols increased dramatically with the explosive growth of the Internet and the World Wide Web during the 1990s. The MFT industry arose from recognition that FTP alone does not provide adequate security and management capabilities for file transfers. MFT solutions offer a greater degree of security and control than FTP. Features available in MFT solutions include integrated security, auditing capabilities, performance monitoring, and reporting. The MFT industry includes low cost, or even free, solutions that offer basic capabilities. However, we believe businesses and even individuals require more advanced solutions that provide scalability, enhanced security options, automated workflow, dedicated maintenance and support, and other features that facilitate high-confidence, secure and cost effective file transfers.

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

The secure content mobility market has emerged from a confluence of the same primary market forces that drove demand for MFT and cloud services, with those forces magnified by the exponential, worldwide proliferation of mobile devices. We believe secure content mobility solutions will become increasingly necessary to allow business and consumers to securely access and share data, potentially across multiple network-enabled devices including smartphones and tablets. We also believe the content delivery model will include solutions such as our scConnect product that provide access directly to and from on-premises or personal devices, with those solutions possibly interoperating with cloud-based data repositories.

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

We continually evolve our strategic focus based on our vision for product innovation and development, our assessment of visibility to and demand for our products in the marketplace and our evaluation of desired approaches for selling and delivering our products.  For 2016, our strategic focus consists of:

•	Ongoing innovation of our core products expanding into broader segments of the market.

•	Expansion and creation of emerging technologies into existing and adjacent market spaces.

•	Continued evolution of enhanced demand generation including marketing, customer facing and partner facing programs.

Ongoing Innovation of Our Core Products Expanding Into Broader Segments of the Market

We seek to continue to improve and enhance our core technology, primarily in the managed file transfer space, in both breadth and depth.  By focusing on the breadth of the product, we will be pursuing different segments of the market to ensure that we have offerings that meet the needs of small and medium businesses, or SMGs, but also scale to meet the demands of the largest enterprises.  This will require new features and packages to be released to these audiences.  Increasing the depth of our products by adding new features that further enhance the product will allow us to increase sales to our existing client base by helping them solve additional problems within their organization.  Examples of innovation in our core technology for the 2015 fiscal year included EFT Workspaces, which permits end users to collaborate more effectively in a peer-to-peer relationship without having to rely on central administrators, and EFT Event Rule Enhancements, which expanded our capabilities with workflow optimization and enhanced automation.  We will continue to focus on our core technology to ensure its continued success.

Gartner Inc., a notable industry analyst, and International Data Corporation have stated that the annual MFT market is in excess of $700 million. We are a leader in MFT products and services. In both 2013 and 2012, we achieved one of the highest ratings in the Managed File Transfer Vendor Landscape Report from Info-Tech Research Group by being designated a “Champion” in its Vendor Landscape matrix. Info-Tech Research Group evaluated criteria such as strategy, viability, sales and support reach, and channel partner programs. Its evaluation of our strategy garnered one of the highest possible scores due in part to our secure content mobility solutions. Also playing a role in our rating was the assessment of our EFT Enterprise Edition, one of our primary MFT solutions. EFT Enterprise Edition was commended for its ability to meet advanced security requirements, its flexible deployment options and our responsive customer support. We also received the highest marks for our available features and flexible system architecture. In addition, we also were positioned in the leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer in the latest years for which Gartner published this magic quadrant. We have added adjacent-market capabilities, such as business automation and business activity monitoring, to the EFT software using our modular solution architecture.  We believe that these capabilities are helping underpin the consistent growth in revenue from the EFT solution suite since they enable additional sales to existing clients and enhance the appeal of our software solutions to prospective, new clients.

With MFT capabilities increasingly being integrated into B2B gateways, data integration, service oriented architecture, and other technical solutions, we believe that the need to keep evolving our solutions and entering adjacent markets also is clear. We continue to believe the market will shift toward consideration of traditional MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes. Placing our MFT offerings in a unified framework that provides comprehensive solutions to our clients’ information exchange requirements in a secure manner, while enabling users to perform their duties wherever and whenever needed, will be a key strategic element to further establish our market leadership in the broader markets. Key features such as collaboration, integration of disparate capabilities and systems into the MFT framework, and enhanced application support around the edge of MFT will increase client value and expand revenue opportunities.

Expansion and Creation of Emerging Technologies Into Existing and Adjacent Market Spaces

The second area of strategic focus continues with product innovation but extends beyond pure MFT into adjacent segments and technologies.  We have made investments in several opportunities with emerging technologies such as Mail Express and scConnect and will be focusing during 2016 on determining which areas of our business will contribute to our future growth in their current state, need additional investment to contribute in the desired manner, or require further analysis to determine their future strategy.

Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisitions. We maintain an active research and development program and work closely with partners and others in the industry to identify new solution opportunities. We will also remain alert for attractive opportunities to collaborate with others or perhaps combine other revenue-producing technologies with ours to expand our product offerings and reach.

We have allocated significant resources in recent years to enhancing our existing products and developing new solutions. This strategic focus has delivered additional features and functionality in our WAFS and Mail Express solutions, our EFT Cloud offerings, our secure content mobility products, such as scConnect, and our professional services. We believe the addition of secure content mobility capability to our portfolio potentially has profound implications due to the continuing growth in sales of tablet computers and smartphones and their increasing adoption by business users. While storing and accessing data in a cloud environment is viable in many circumstances, we believe there also is a significant demand in the marketplace for the ability to access data in a manner similar to that offered by cloud computing but with the data being accessed and stored within the security of computers, servers or data centers owned by or dedicated solely to a particular individual or enterprise, rather than in the cloud. Many of our customers already using our EFT solution and other products have expressed a desire to have the flexibility to access their data from anywhere using a tablet computer or smartphone with security protocols at least equivalent to that offered by our EFT software and other products within our portfolio. Our secure content mobility products, such as scConnect, potentially can provide or contribute to that functionality. Therefore, we intend to expand and enhance these capabilities and the appeal to enterprise customers through actions such as merging the legacy SaaS technology and functionality with our other MFT capabilities to create an enterprise content mobility solution.

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

Continued Evolution of Enhanced Demand Generation Including Marketing, Customer Facing and Partner Facing Programs

We intend to continue to seek world class execution of our demand generation involving marketing, direct sales and the channel.  We have mature proactive and reactive lead generation programs in place that helped us to achieve the record revenues and bookings for 2015. During 2016, our channel efforts will continue to focus on enabling our channel partners and engaging their customers and prospects. We will enhance our partner program to reward our partners who participate in our sales and technical certifications and drive new opportunities for us.  We believe that our marketing, sales and channel demand generation programs will continue to be a primary growth driver for GlobalSCAPE in 2016 and beyond.

We will continue to emphasize ongoing initiatives to elevate our product and corporate profiles and awareness under the GlobalSCAPE brand. We believe that the transformation of our product lines into a more comprehensive solution architecture will continue to elevate this brand awareness with larger enterprises while still serving the needs of our traditional clients.  We will use internal resources as well as outside marketing and communications professionals to support this work.

We conduct business with thousands of organizations around the world. We provide solutions to some of the world’s largest manufacturers, distributors, banks, insurance companies, healthcare providers, automakers, film companies and technology providers. Given the breadth and depth of these market opportunities, the effectiveness of a direct sales approach using only our in-house personnel to sell our products is limited by the number of qualified sales people we can hire and the number of prospective clients to whom they can present our products.

By utilizing and expanding our third-party sales channel relationships, we leverage the already-installed base of sales people in place in those companies. In addition to exposing our products to hundreds, and potentially thousands, of sales people employed by those third-party resellers, our products can benefit from proven sales programs and methodologies in those organizations that are financed and supported by those selling partners.  We believe operating an aggressive channel reseller program provides an opportunity for our products to be presented to a notably larger number of potential buyers and in a more rapid fashion than if we attempted the same effort using only our direct salespersons.  We will continue to expand and enhance our existing channel relationships while at the same time identifying and engaging additional channel partners. Using this approach, we believe we can maintain and expand the exposure for our products in the marketplace in a manner that would probably take several years for us to accomplish on our own.

We believe this channel sales program helps us establish and maintain a lower-touch delivery model through which we train these partners to sell and distribute our solutions and provide them sales and marketing tools to support that effort. We utilize this approach to reduce our overall cost of marketing and selling our solutions in areas where it would be costly to establish a presence with our own employees. To facilitate this approach, we host channel partner conferences to provide a forum for exchanging ideas and delivering partner-specific sales education and training. Additionally, channel partners supplement our own demand generation efforts and provide access to client bases that previously would not have been available to us.

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

We continue to develop these products and solutions by, for example, improving their speed and responsiveness of performance, providing additional administration flexibility supporting cross-platform implementation with our DMZ Gateway solution, implementing business activity monitoring, and providing additional language support. We have sustained the year-to-year increase in our revenue from these products and solutions through both our ongoing development of this product line, which has continued to enhance its appeal in the marketplace, and our delivery of quality service and support for these products.  We are maintaining our focus on EFT to ensure that innovation continues with these highly valued products and that the needs of our clients are met in timely and quality fashion.

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

Wide Area File Services

Our WAFS software provides a file sharing, collaboration, and replication solution over multiple sites. WAFS technology provides enterprises with a file access and data protection combination that centralizes data storage and IT administration facilities without compromising data sharing and protection. A key feature and benefit of WAFS is its byte-level differencing architecture that continually transmits only changed bytes (versus an entire file) thereby allowing rapid update of large files accessed by widely dispersed, multiple users. The software uses intelligent byte-level differencing technology to instantly update changes to files by multiple remote users with minimal impact on network bandwidth while also ensuring that files are never overwritten, even if opened by other remote users. Other key features of WAFS include native file locking, replication to multiple locations simultaneously, adherence to access control list file permissions, and full UTF-8 support. We have an ongoing product development program to expand the WAFS operating specifications so that we can introduce it to a continuously broader spectrum of the marketplace and increase our revenue from this product.

We introduced WAFS 5.0 in December 2015. This release simplifies enterprise collaboration and decreases bandwidth usage thereby providing secure, near real-time data access to both on-premises and cloud-based files located anywhere in the world. It also includes enhancements to stability, performance, and security including:

•	Upload performance up to eight times faster, download performance up to 10 times faster and copy speed performance up to 90 times faster.

•	Increased transparency of file replication activities between servers and desktops which facilitates checking for errors and ensuring delivery success.

•	Increased system reliability, especially during periods of network instability.

•	Reduced bandwidth utilization which helps ensure data transfers do not prevent mission-critical traffic from flowing in and out of the network.

•	Enhanced synchronization engine to ensure easy, secure file collaboration.

We believe WAFS will be competitive in the marketplace for the foreseeable future as a product for file sharing, collaboration, and replication solutions over multiple sites.

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

Mail Express provides increased benefits for information technology organizations by offering greater visibility into email-based file movement across the enterprise, including robust tracking and auditing. The Mail Express application provides flexible, customer-defined administration privileges which allow e-mail administrators and end users to configure specific parameters for handling e-mail attachments in accordance with corporate policy.

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

CuteFTP continues to have significant brand recognition in the market.  Our current CuteFTP Version 9 introduced several notable new features including:

•	Support for Unicode (UTF-8) characters which allows for greater international use.
•	Web Distributed Authoring and Versioning (WebDAV) support to facilitate collaboration between users in editing and managing documents and files stored on World Wide Web servers.
•	Integration with TappIn, enabled by the WebDAV support.

Version 9 simplified our CuteFTP product line by consolidating all the features of our previous multi-product CuteFTP product line for Windows operating systems into this single version. We continue to offer CuteFTP Version 3.1 software for Mac platforms. We believe current versions of CuteFTP appeal to users wanting features more robust than those offered in free alternatives. We believe CuteFTP will be competitive in the marketplace for the foreseeable future.

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

To facilitate self-help for common inquiries and issues, we also provide free self-service support via user-managed searchable knowledge bases and forums on our website for those customers who prefer to assist themselves or for those without an active M&S contract.

Sales and Marketing

We emphasize developing our direct sales staff and reseller channel to capture sales through a high level of individual attention to the customer.  For example, sales of our more complex enterprise solutions, such as EFT Server, WAFS and Mail Express, to larger enterprises, and sales of managed solutions and M&S contracts are delivered by our direct sales staff and resellers in an environment of personal interaction with the customer.

We provide our sales staff and resellers with training and professional development opportunities to ensure they are capable of meeting the needs of our prospects and customers. These sales team development activities focus on technical and process-oriented topical areas to enhance their ability to identify prospects, best position our solutions and develop pipeline opportunities into sales.

Our reseller and distributor channel relationships allow us to leverage those third-party resources to increase our market penetration. We have established such relationships throughout the world and across industry lines. In particular, we are focusing on growing our domestic reseller channel.

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

Customers

We have sold our solutions throughout the world to individuals and enterprises ranging from SMBs to Fortune 100 companies. In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel resellers even though those end users can also purchase those products directly from us. During 2015 and 2014, we earned approximately 11% and 10%, respectively, of our revenue from such sales through our largest, third party, channel reseller. Although we believe that we are not substantially dependent on this distributor, if it were to experience a significant disruption with its business or if our relationship with them were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. We believe that such termination would not have a material adverse effect on us because we have engaged or believe that we would be able to engage alternative distributors, resellers and other distribution channels to deliver our products to end-customers shortly following the termination of any agreement with any distributor.

We derive a significant portion of our revenue from risk averse and/or regulated commercial customers in North America and throughout the world. Our primary commercial vertical markets include finance, health care, energy, retail, manufacturing, and engineering. We also have a customer base in the local, state, and federal government spaces. We continue to pursue additional government business by leveraging our certifications and industry validations.

Seasonality

Our products are marketed to individuals, SMBs and large organizations. As a result of this mix within our customer base, we typically have not experienced significant seasonality in our sales other than a typical modest decline from time-to-time in first quarter sales as compared to sales in the preceding fourth quarter. We believe this sales profile is related to our continued growth as an enterprise solution provider operating in an environment where first quarter sales possibly slow as prospective customers begin to execute their business activities, including purchases of our solutions, in accordance with new-year budgets and plans.

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

Our internal software engineers are responsible for creating and building our software products. They do so by combining their expertise with input from our sales, marketing and product development groups as to market trends and needs. Our software engineers design and write software and manage its testing and quality assurance. We utilize third-party software developers both domestically and overseas working under our supervision to supplement our software engineers. Using these external software developers in a strategic manner allows us to access highly-skilled labor pools, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

All phases of research and development, or R&D, including scope approval, functional and implementation design, object modeling and programming, are subject to extensive internal quality assurance testing.  We maintain an ongoing focus on improving our quality assurance testing infrastructure and practices. Technical reporting and customer support feedback from customers confirm the continuing positive effect of our ongoing enhancement of research and development and quality assurance processes.

Our R&D expenditures profile has been as follows ($ in thousands):

	Year ending December 31,
	2015	2014
R&D expenditures capitalized	$1,967	$2,847
R&D expenditures expensed	2,562	2,183
Total R&D expenditures	$4,529	$5,030

The majority of our R&D expenditures relate to our EFT suite of products with the remainder related to our other products. We expect to continue to increase our research and development activities in future years as we focus on improving our current products and introducing new products.

Our total research and development expenditures decreased 10% in 2015 compared to 2014. While the scope and magnitude of our software development activities has continued to grow between these periods, the cost of performing that work was less in 2015 compared to 2014 due to:

•	Increased use of our employees as an internal resource to do this work in 2015 compared to 2014 when we relied more on the use of higher cost, third-party software developers.
•	Enhancement of relationships with third-party developers we continue to use by replacing legacy arrangements carrying higher costs and lower value with more cost effective and efficient arrangements.

Total resources expended for R&D set forth above as total R&D expenditures serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense and capitalized software development costs individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development cost individually.

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

There is limited information regarding the market shares of our solutions in their respective categories.  Many of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do.  Significant competition characterizes the markets for our traditional MFT products. We anticipate we will continue to face increasing pricing pressures from competitors in the future. Given that there are low barriers to entry into the software market and that the market is subject to rapid technological change, we believe that competition will persist and intensify in the future.  For more discussion on the risks associated with our competition, see “Risk Factors — Risks Related to Our Operations”.

EFT Standard Edition.  EFT Standard Edition competes against a number of secure, Windows-based FTP servers.  We believe our primary competitors are products sold by Ipswitch, SolarWinds/Serv-U, and JSCAPE.  EFT Standard Edition has the advantage of leveraging the success of CuteFTP through product integration, offering proprietary extensions to the FTP protocol, and cross-marketing efforts to an existing customer base. EFT Standard Edition also benefits from being part of our EFT platform, which includes add-on modules, including the DMZ Gateway solution, and an upgrade path to EFT Enterprise Edition.

EFT Enterprise Edition.  EFT Enterprise Edition competes in the managed file transfer server market.  We believe our primary competitors are Axway, Ipswitch, IBM-Sterling and Tibco (including through their acquisition of Proginet).  EFT Enterprise Edition has the advantage of being cost effective in its market and allowing customers to flexibly evolve their MFT implementation by procuring add-on modules such as our DMZ Gateway and Advanced Workflow Engine solutions.

CuteFTP.  CuteFTP exists in a highly competitive environment with numerous FTP software utilities available on the Internet for both the personal and professional user.  CuteFTP is positioned as one of the only secure FTP client programs that support a wide range of security standards related to the FTP protocol. We believe our primary competitors are consumer file transfer solutions sold by Ipswitch, SolarWinds/Serv-U and Van Dyke Software, Inc.  CuteFTP was an early Windows-based FTP client to market and historically has been among the most frequently downloaded FTP clients on popular download sites.  CuteFTP Mac, our FTP client for the Macintosh platform, competes with products offered by Fetch Softworks, Interachry, Nolobe Software Pty Ltd, and Panic, Inc.

WAFS.  WAFS competes in the wide area file services/storage market.  We believe our primary competitors are Panzura, Peer Sync, Riverbed and Cisco, each of which is delivering proprietary appliances.  We believe that WAFS has the advantage of being a software-only solution which leverages corporate infrastructure and minimizes the total cost of ownership.

Mail Express.  Mail Express competes in areas of the file transfer market associated with e-mail attachment offloading.  We believe our primary competitors are Accellion, Tibco (Proginet), Leapfile, Zix, and Biscom.  Mail Express has the advantage of centralized policies for outbound file attachments and a transparent end-user experience, which allows for rapid customer deployments. Mail Express also has the benefit of integration with our most recent EFT release which provides customers with a more uniform administration experience for e-mail attachment offloading and traditional MFT operations.

Cloud-based Managed Solutions for Secure Information Exchange. Our EFT Cloud solutions compete with MFT SaaS solutions.  We believe our primary competitors are Ipswitch, Axway, IBM-Sterling, Thru, Inc. and Accellion.   EFT Cloud has the advantage of leveraging cost effective, secure hosting and cloud infrastructures, as well as EFT management services provided by GlobalSCAPE experts.

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

Enhancements to existing products may, and new products will, be subject to review under the Export Administration Act to determine what export classification they will receive. In light of the ongoing discussions regarding anti-terrorism legislation in the U.S. Congress, there continues to be discussions regarding the correct level of export control. Export regulations may be modified at any time. Modifications to the export regulations could reduce or eliminate our ability to export some or all of our products from the U.S. without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the U.S. that would not be subject to these restrictions.  Modifications to the export regulations could prevent us from exporting our existing and future products in an unrestricted manner without a license or make it more difficult to receive the desired classification. If export regulations were to be modified in such a way, we may be put at a competitive disadvantage with respect to selling our products internationally.  We are working on enhancing our systems to address the impact of these regulations on our products and services and understand the need to comply.  We will complete technical reviews on any new products that we acquire or develop that may be subject to these regulations before we can export them.

Privacy Laws.    As our business evolves to incorporate more cloud and SaaS solutions, we will receive, transmit, and store a greater volume and diversity of information. As a result, we may be subject to various federal and State regulations regarding the protection of personally identifying information. Applicable laws may include, without limitation, federal laws such as the GLBA and HIPAA, as well as state laws, U.S. and state regulations, and international laws and regulations including the European Union Data Privacy Directive. In the event our systems are compromised by an unauthorized party, many of these privacy laws require that we provide notices to our customers whose personally identifiable data we reasonably believe may have been compromised. To mitigate the risk of compromised information, we use encryption and other security to protect our databases.

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

As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees and independent contractors, resellers, and corporate partners. We enter into license or subscription services agreements with respect to our software, documentation, and other proprietary information. Our standard license agreements are transferable only in limited circumstances and have a perpetual term. Our subscription services agreements for our hosted solutions restrict access and have a definite term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment, and networks.

Our trademarks and copyrights are central to our business. We have the following trademarks in the United States:

•
GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, Enhanced File Transfer®, Enhanced File Transfer Server®, CuteSendIt®, GlobalSCAPE Securely Connected® and Mail Express® are registered trademarks of GlobalSCAPE, Inc.

•
Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, EFT Cloud Services™, EFT Server™, Secure Ad Hoc Transfer™, SAT™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, WTC™,  Content Integrity Control™, and scConnect™ are trademarks of GlobalSCAPE, Inc.

•	TappIn® and TappIn® and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.

•	TappIn Secure Share ™, Social Share ™, Now Playing ™, and Enhanced A La Carte Playlist™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

In addition to the United States trademarks listed above, we have trademarks registered in Canada and the European Union for GlobalSCAPE. We have obtained United States copyright registrations for all but the most recent versions of our software applications.  We have two patents in the United States.

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

Employees

As of February 18, 2016, we had 126 full-time employees organized as follows:

Number of
Department	Employees
Sales and Marketing	46
Engineering	25
Professional Services	14
Customer Support	22
Management and Administration	19
Total	126

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

Item 1A. Risk Factors

We have described below risks we are aware of that could have a material adverse effect on our business, financial results of operations and financial condition and the value of our stock owned by our stockholders.

Risks Related to Our Operations

A significant portion of our revenue is generated through maintenance and support revenue. Decreases in maintenance and support sales or renewal rates, or a decrease in the number of new licenses we sell, will negatively impact our future revenue and financial results.

Revenue from maintenance and support services, or M&S, we provide our customers comprised 54% and 56% of our total revenue in 2015 and 2014, respectively. We earn M&S revenue from new M&S contracts, typically sold with new software licenses, and from renewals of such contracts. Any reduction in the number of new software licenses that we sell, or a reduction in sales of associated initial M&S contracts, therefore may have a long-term negative impact on our future M&S revenue, even if our customers continue to renew M&S contracts at historical rates. This situation, in turn, would impact our business and harm our financial results.

Our customers have no obligation to purchase M&S with their initial software license or renew their M&S contract after the expiration of their initial M&S period, which is typically one year, but may also be for two or three years.  Our customers’ purchases of M&S, and our renewal rates, may decline or fluctuate as a result of a number of factors, including the overall global economy, the health of their businesses, and the perceived value of the M&S program.  If our customers do not purchase M&S with their initial software license or do not renew their M&S contract for our products, our M&S revenue will decline and our financial results will suffer.  In addition, customers are generally entitled to reduced annual maintenance fees for entering into long-term maintenance contracts, i.e. those contracts with a term longer than one year. Declines in our license bookings, increases in the proportion of long-term maintenance contracts and/or increased discounting could lead to declines in our M&S revenue growth rates. Should customers migrate away from systems and applications which our products support, utilize alternatives to our products, including solutions offering free maintenance, or become dissatisfied with our maintenance services, increased cancellations could lead to declines in our maintenance revenue.

A substantial portion of our quarterly M&S revenue is attributable to M&S agreements entered into during previous periods.  As a result, if there is a decline in renewed M&S agreements in any particular period, it is possible that only a small portion of the decline will be reflected in our M&S revenue recognized in that period and the remainder will be reflected in our M&S revenue recognized in subsequent periods. A decline in renewed M&S agreements may also result in a decrease in deferred revenue on our balance sheet as of the end of the period in which the decline in renewals occurred.  For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We earn the large majority of our revenue and operating margins from our Enhanced File Transfer, licensed software solution suite and related maintenance and support services and, as a result, are highly dependent upon the continued success of this product line.

Our Enhanced File Transfer solution, or EFT, is one of our on-premises, managed file transfer solutions targeted primarily to the enterprise and small and medium business user environments. License, M&S, and professional services revenue from this product line was responsible for 88% of our total revenue in 2015 and has provided substantially all of our recent revenue growth and most of the operating margin necessary to fund our operations including, most notably, our sales and marketing and research and development activities.  Declines and variability in demand for the EFT solution could occur as a result of:

•	Improved products or product versions being offered by competitors in our markets.

•	Competitive pricing pressures.

•	Failure to release new or enhanced versions of the EFT solution on a timely basis or at all.

•	Technological change that we are unable to address with file transfer products or that changes the way enterprises utilize our products.

•	General economic conditions.

Due to our product concentration, our business, results of operations, financial condition, and cash flows would be adversely affected by a decline in demand for the EFT solution suite.

Our ability to sell our products is highly dependent on the quality of our support and services offerings. Our failure to offer high-quality support and services could have a material and adverse effect on our business and results of operations.

Once our products are deployed for use by our end customers, our end customers may depend on our support organization and our channel partners to resolve issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our end customers in deploying our products effectively, succeed in helping our customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing end customers and could harm our reputation with other potential end customers. As we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.

If we fail to manage our sales and distribution channels effectively, our operating results could be adversely affected.

We sell our software products both directly to end-users and through a network of distributors and resellers. Sales through these different channels involve distinct risks. Risks associated with direct sales include:

•	Challenges in scaling the size of the direct sales team to levels required for revenue growth.

•	Difficulty in hiring, retaining, and motivating our direct sales force.

•	Substantial amounts of training for sales representatives to become productive, including regular updates to cover new and revised products.

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

Sales through third-party distributors and resellers involve a number of risks, including:

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

For 2015 and 2014, approximately 34% and 38%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers. We expect that a significant portion of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products through those channels depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction, and have experienced difficulties during the past several years. If our distributors and resellers were not be able to sustain their business at a level necessary to sell our products or provide customer support services, our business and revenue could be negatively impacted.

We rely upon major distributors and resellers in both the U.S. and international regions. Our largest distributor accounted for 11% and 10% of our total revenues in 2015 and 2014, respectively. Although we believe that we are not substantially dependent on this distributor, if it were to experience a significant disruption with its business or if our relationship with it were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could, in turn, negatively impact our financial results.

Over time, we have modified and will continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them and our distribution model, to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and/or harm our business. In addition, the loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to our accounts receivable from them, we could be forced to write off such accounts receivables and may be required to delay the recognition of revenue on future sales to these customers. These events could have a material adverse effect on our financial results.

If we are unable to develop, offer and deliver new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services, our business and operating results could be adversely affected.

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry.  Just as the transition from mainframes to personal computers transformed the industry, we believe our industry will continue to transform in response to continued adoption of mobile devices and cloud services, growth of big data, and potential emergence of capabilities resulting from disruptive innovation.  In response, we have devoted significant resources to the development of new solutions, such as our cloud-based and secure content mobility solutions. We are making such investments through our internal efforts, including further development and enhancement of our existing products, as well as through potential acquisitions of new product lines.  Innovation, new product development or acquisition, and go-to-market activities involve a significant commitment of time and resources and are subject to a number of risks and challenges including:

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

Investments in new products may not result in sufficient revenue generation to justify their costs or may cause short or long-term harm to our financial results.  For example, customer adoption of our cloud and mobile computing services may not occur as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current customers thereby adversely affecting our competitive position, or we may not be successful in future attempts to achieve disruptive innovation.

Our executive management team must act quickly, continuously and with vision due to the rapid speed of changing customer expectations and advancement of technology inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products, the rapid evolution of cloud computing, mobile devices, and new computing platforms, and the creation of other new technologies. Although we have adopted a strategy that we believe will fulfill these challenges, if we fail to execute properly on that strategy, adapt that strategy as market conditions evolve, or internalize and execute on that strategy, we may fail to meet our customers’ expectations, fail to compete with our competitors’ products and technology, and lose the confidence of our channel partners and employees.  Such circumstances could adversely affect our business and financial performance.

We may not achieve or expected future financial results from our Mail Express, Wide Area File Services, CuteFTP and TappIn product lines.

Revenue from our products and services other than our EFT solution accounted for 19% of our total revenue in 2015, which is a decline from 20% in 2014.  Improving, and possibly even sustaining, our financial results is dependent upon achieving additional success in the marketplace with our Mail Express, WAFS, CuteFTP, and TappIn products. These solutions involve serving markets that in some ways differ from the markets we encounter when selling licenses and M&S related to our EFT solutions.  Gaining additional traction in such markets will require that we market, sell, and support these solutions effectively.  Each of these activities has inherent risks due to, for example, evolving corporate expertise in the adjacent markets and the possibility that the specific buyers of solutions in these adjacent markets may be different from the buyers with whom we interact throughout our traditional EFT solution sales cycle.   Obtaining traction and sustaining growth in these markets requires investments in engineering, marketing, sales, customer support, and internal business systems. If we do not effectively penetrate these markets, or if the resources necessary to effectively address these markets exceed our expectations, our business and financial results could be adversely affected.

We may engage third parties to develop products on our behalf. These engagements may involve reliance on resources owned and managed by those third parties over which we have no direct control.

In addition to research and development of new products by our employees, we engage third parties from time-to-time to conceive, design and develop products on our behalf.  Arrangements of this type involve high levels of risk due to inherent uncertainties about the timely delivery and ultimate viability of those products due to the reliance we must place on third parties to plan, perform and successfully complete work for us.  These are processes for which we could have notably less direct control than if we performed the work ourselves.  These arrangements involve our reliance on the ongoing financial viability of the enterprise performing the work.  This risk is challenging to manage because we do not always have clear visibility as to the overall condition of the third-party enterprise.  These risks could result in the product not being successfully completed within the expected timeframe, or at all. If actual results from these type of endeavors that we may undertake in the future differ materially from original and ongoing expectations, our business, operating results and financial position could be harmed.

Our ability to develop our software will be seriously impaired if we are not able to use our foreign subcontractors.

We rely on foreign subcontractors to help us develop some aspects of some of our software. If these programmers decided to stop working for us, or if we were unable to continue using them because of political or economic instability, we would have difficulty finding comparably skilled developers in a timely manner. In addition, we would likely have to pay considerably more for the same work, especially if we used U.S. personnel. If we could not replace the contract programmers, it could take us longer to develop certain products and product upgrades and at a higher cost.

Seasonality may cause fluctuations in our revenue.

We believe there are notable seasonal factors that may cause us to record higher revenue in some quarters compared with others. We believe this variability is largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle, and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our products, is typically three to nine months but can be more than a year. If our competitors offer or develop products that our prospective customers may want to compare to our products, that situation could cause our average sales cycle to become longer. Because the length of time required to close a sale varies substantially from customer to customer, it is difficult to accurately predict when, or even if, we will make a sale to a potential customer. As a result, large individual sales have, in some cases, occurred in periods subsequent to those periods in which we anticipated they would occur or have not occurred at all. The loss or delay of one or more large transactions in a period could impact our results of operations for that period and any future periods for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast accurately our revenue for any particular period in the future. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below expectations in a particular period, which could cause the price of our common stock to decline.

Reliance on delivery of our products near or at the end of each quarter could cause our revenue for the applicable period to fall below expected levels.

As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of orders from our customers and generated a substantial portion of revenue during the last few weeks of each period. A significant interruption in our IT systems, which manage critical functions such as order processing, trade compliance reviews, delivery of our products, billings, collections, revenue recognition, and financial reporting, among others, could result in delayed order fulfillment and decreased revenue for that period. If expected revenue at the end of any period is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics or channel partners’ inability to deliver products prior to period-end to fulfill purchase orders received near the end of the period, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in product delivery based on trade compliance requirements, our revenue for that period could fall below our expectations and the estimates of market analysts, if any, which could adversely impact our business and results of operations and cause a decline in the trading price of our common stock.

Our subscription services, such as our EFT Cloud Services, may impact our revenue trends as some opportunities that otherwise would have materialized as software license sales for on-premises installation at our customers’ sites could potentially shift to subscription-based sales.

Much of our revenue growth in recent years has been attributable to license and M&S sales of our EFT solution.  License fees for software to be installed at a customer site, such as our EFT solution, are typically recognized in full as revenue at the time the software is delivered to the customer. On the other hand, subscription services are recognized as revenue over time as the services are delivered (assuming collection is deemed probable), typically on a monthly basis. Therefore, only a ratable portion of the total value of a subscription services sale is recognized as revenue each month with the remainder recorded as deferred revenue.  Any significant increase in the percentage of our business generated from such a subscription model could, as a result, delay revenue recognition and have a negative impact on our operating results.

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

A portion of the subscription-based revenue we report each period results from the recognition of deferred revenue relating to subscription agreements entered into during previous periods. A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future periods. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription or software-as-a-service (or SaaS) based services through additional sales in any period as revenue from new customers will be recognized over the applicable subscription term. Increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers.

Our cloud and SaaS offerings bring additional business and operational risks.

We have several products that provide secure file transfer and mobile computing solutions that we deliver using a SaaS model. Our SaaS offerings provide our customers with existing and new software management through a cloud service as opposed to traditional on-premises software deployments. There can be no assurance that SaaS revenue will be significant in the future despite our levels of investment in developing this product delivery method. Margins associated with our SaaS offerings are generally lower than margins associated with our on-premises solutions.

Our customers may not renew their subscriptions after the expiration of their subscription agreements, and in fact, some customers elect not to do so. Our customers may opt for a lower-priced edition of our offerings or for fewer subscriptions. Renewal rates in the future may differ from historical trends such that we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our operating results may be adversely impacted.

There is a risk that we could find it difficult or costly to support both traditional software installed by customers and software delivered as a service. To the extent that our SaaS offerings are defective or there are disruptions to our services, demand for our SaaS offerings could diminish, and we could be subject to substantial liability.

Interruptions or delays in service from our third party service delivery hosts could impair the delivery of our services and harm our business. If we or our third party service delivery hosts experience security breaches and unauthorized access is obtained to a customer’s data or our data, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.

Our success with our SaaS solutions depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions in lieu of on-premises data centers. Concerns about security, privacy, availability, data integrity, retention and ownership may negatively impact the rate of adoption of these solutions. SaaS software solutions can be complex, and the deployment of our secure file transfer solutions in the desired manner may require additional professional services and implementation services for which we may not have the ability to provide at an appropriate margin. Our SaaS products are dependent upon third party hardware, software and hosting vendors, all of which must interoperate for end users to achieve their computing goals. We expect other companies to enter this market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud solutions.

If any of these events were to occur, our business, results of operations and financial condition could be adversely affected.

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

Our solution portfolio includes software licenses, subscription services, M&S, and professional services.  Because they are relatively labor intensive, professional services typically have substantially lower margins than software license sales, M&S and subscription services.  However, professional services represent a strategic capability that helps customers plan, implement, and sustain our solutions and also provide us with the demonstrated past performance necessary to participate in certain procurements. Professional services were 7% of our total revenue in 2015.  However, this percentage can fluctuate significantly from period to period depending on the needs of our customers.

Depending on our mix of software licenses, subscription, M&S, and professional services revenue in a given reporting period, our earnings as a percentage of revenue may fluctuate from historical norms. For example, if we were to derive a relatively large (compared to historical norms) component of our revenue from professional services in a reporting period, earnings as a percentage of revenue may decline in that period due to lower margin contribution from those labor-intensive services as compared to software license, subscription, and M&S revenue.

An inability to establish vendor specific objective evidence of the selling price of one or more components of a software sale with multiple components could result in our having to change from recognizing software license revenue in full at the time the software is delivered to recognizing that same software license revenue ratably in the future over an extended number of accounting periods.

For software sales with multiple components (typically a sale involving both a license to software that will be delivered immediately and M&S or professional services that will be delivered over an extended period of time), generally accepted accounting principles require that vendor specific objective evidence (“VSOE”) of fair value be established for at least all but one of the components of that sale before the software license revenue can be recognized in full at the time of delivery to the customer. If VSOE of fair value cannot be established, recognition of the software license revenue must be deferred and recognized ratably in the future over an extended number of accounting periods, the length of which would typically be the time period covered by the related M&S or professional services contract. We currently have established VSOE of selling price in a manner that supports our recognizing software license revenue in full at the time we deliver the software to our customers for substantially all of our products.

Situations can arise where a change in product pricing that improves our cash flow and financial position has an unintended consequence of our not being able to establish VSOE of fair value where it existed before.  If that set of circumstances were to occur, we could be required by generally accepted accounting principles to defer recognition of software license revenue to future periods. That requirement could cause us to experience an immediate decline in software license revenue recognized in our financial statements in the period in which the licensed software was delivered to our customer even though the timing and amount of cash flow from the transaction would be the same as if we had established VSOE of fair value.  If this collection of events were to occur, it could have a material, adverse effect on our revenue, results of operations and financial condition we present in our financial statements.

We may not be able to compete effectively with larger, better-positioned companies, resulting in lower margins and loss of market share.

We operate in intensely competitive markets that experience rapid technological developments, market consolidation, changes in industry standards, changes in customer requirements, and frequent new product introductions and product improvements by existing and new competitors.  If we are unable to anticipate or react to these competitive challenges or if existing or new competitors take or gain additional market share in any of our markets, our competitive position could weaken, and we could experience a decrease in revenues that could adversely affect our business and operating results.  To compete successfully, we must maintain a successful research and development effort to create new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitor strategies as such strategies become apparent, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets.  If we are unsuccessful in responding to our competitors or to changing technological and customer demands, we could experience a negative effect on our competitive position and our financial results.

We compete with a variety of companies that have significantly greater revenues and financial resources, more partners, resellers and distribution channels than we have, and greater quantities of personnel and technical resources. For example, our EFT solution suite competes with products from IBM Sterling, Ipswitch, Axway and several other vendors. Our WAFS product competes with Riverbed Technology, Panzura, and Peer Sync.  Our scConnect product competes with a variety of cloud file storage and collaboration companies such as Dropbox. Large companies may be able to develop new technologies, across multiple solution spaces, and on more operating systems, more quickly than we can, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or customer requirements.

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

Real or perceived errors, failures or defects in our products could result in claims by customers for losses that they sustain.  If customers make these types of claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources in order to help correct the problem. Liability provisions in our standard terms and conditions of sale, and those of our resellers and distributors, may not be enforceable under some circumstances or may not fully or effectively protect us from customer claims and related liabilities and costs, including indemnification obligations under our agreements with resellers and distributors. The sale and support of our products also entail the risk of product liability claims.  We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. Even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources.

We may acquire from others new products, capabilities or entire business enterprises in the future that could give rise to risks and challenges that could adversely affect our future financial results.

Acquisitions of new products, capabilities or entire business enterprises involve a number of risks and challenges, including:

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

The ongoing integration of any acquired products, capabilities or entire business enterprises involves continually determining and leveraging the actual market synergies, sustaining and even extending the business performance of the acquired entity, implementing our technology systems in the acquired operations, and integrating and managing the personnel related to the acquired products and/or operations.  We also must continue to effectively integrate the different cultures of acquired business organizations into our own culture in a way that aligns various interests.

Any of the foregoing, and other factors, could harm our ability to achieve anticipated levels of financial performance or to realize other anticipated benefits of an acquisition.  In addition, because acquisitions of technology-based products and companies are inherently risky, no assurance can be given that our previous, current, or future acquisitions will be successful and will not adversely affect our business, operating results, or financial condition.

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

Sales to the U.S. Government make up a portion of our business, and changes in government defense spending could have consequences on our financial position, results of operations and business.

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

Our future success depends on the continued services of our employees. If employees leave, it can be difficult to replace them because of the intense competition in the marketplace for people with the skillsets we need to operate our business. New employees may not be productive for weeks or months as they learn about our solutions, our personnel and the administrative practices within our company.

It may be difficult for us to recruit and retain software developers and other technical and management personnel because we are a relatively small company.

We compete intensely with other software development and distribution companies domestically and internationally as well as information technology departments supporting larger businesses all of whom strive to recruit and hire employees from a limited pool of qualified personnel. Some qualified candidates prefer to work for larger, better known companies or in another geographic area. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash, equity-based compensation, and other employee benefits including medical insurance and healthcare plans. The volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. In addition, we may be unable to obtain required stockholder approvals of future increases in the number of shares available for issuance under our equity compensation plans. Also, accounting rules require us to treat the issuance of employee stock options and other forms of equity-based compensation as compensation expense. As a result, we may decide to issue fewer equity-based incentives and may be impaired in our efforts to attract and retain necessary personnel. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

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

Information security is a dynamic discipline that historically has faced threats that develop and emerge in ways that are sometimes unpredictable. Third parties may breach our systems and information security and damage our products and services or misappropriate confidential customer information. This might cause us to lose customers, or even cause customers to make claims against us for damages. We may be required to expend significant resources to protect against potential or actual security breaches and/or to address problems caused by such breaches.

Improper disclosure of personal data could result in liability and harm our reputation.

While we have derived the majority of our historical revenues from on-premises delivery of our products, we now also offer our products on third-party, hosted platforms. As we continue to execute our strategy of increasing the number and scale of our cloud-based offerings, we may store and process increasingly large amounts of personally identifiable information of our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls. It is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.  We believe consumers using our subscription services increasingly will want efficient, centralized methods of choosing their privacy preferences and controlling their data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products or services, and could constrain consumer and business adoption of cloud-based solutions.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners.  Cyber threats may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service.  Because the techniques used by such attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.  In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.  We have also outsourced a number of our business functions to third party contractors. Therefore, our business operations also depend, in part, on the success of our contractors' own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyber-attacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

•	Sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen.

•
Our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored.

•	Our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition.

•
Defects and security vulnerabilities could be introduced into our software products, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to further data loss and cyber incidents.

•	Personally identifiable data of our customers, employees and business partners could be lost.

Should any of the above events occur, we could be subject to significant claims for liability from our customers or from regulatory actions of governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personally identifiable or credit card information of users of our services could be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our financial performance and results of operations could be adversely affected.

Certain components of the software code comprising some of our products are licensed from third parties making us dependent upon those licenses remaining in place for those products to operate in their current form.

Certain key components of the software code comprising certain of our products are licensed from unrelated, third parties.  These licenses are not perpetual and, as such, with advance notice as provided in the license agreements, these third parties could terminate these licenses.  Even with advance notice, termination of these licenses could create a severe hardship for us due to the need to locate substitute software code from other third parties or create alternative software code ourselves in order for our products to continue to operate in the manner designed or for us to keep pace with customer requirements, including our obligations under maintenance and support agreements.  There is no assurance we could achieve either of those alternative solutions in a timely and effective manner that would not disrupt our ability to continue selling and supporting those products, or without the consumption of significant company resources in the form of time spent by our personnel creating alternative solutions or cash paid to third parties to assist us.  Such a situation could delay the completion and introduction to the marketplace of other products we are developing to remain competitive due to the diversion of the attention of certain of our key personnel away from that work.  If any of these events occur, our future business and financial results could be adversely affected.

We utilize “open source” software in some of our products.

The open source software community develops software technology for free use by anyone. We incorporate a limited amount of open source code software into our products.  We may use more open source code software in the future.

Our use, in some instances, of open source code software may impose limitations on our ability to commercialize our solutions and may subject us to possible intellectual property litigation.  Open source code may impose limitations on our ability to commercialize our products because, among other reasons, open source license terms may be ambiguous and may result in unanticipated obligations regarding our solution, and open source software cannot be protected under trade secret law. In addition, it may be difficult for us to accurately determine the identities of the developers of the open source code and whether the acquired software infringes third-party intellectual property rights. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. From time to time, companies that incorporate open source software into their products have been subject to such claims.

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

Our products may expose customers to invasion of privacy, causing customer dissatisfaction or possible claims against us for damages.

Our products and solutions are intended to facilitate data and information transfer and sharing, sometimes by providing outsiders access to a customer’s computer. Such access potentially may make the customer vulnerable to security breaches, which could result in the loss of the customer’s privacy or property.  Invasions of privacy or other customer harm occurring in an environment where our solutions are operating could result in customer dissatisfaction and possible claims against us for any resulting damages.

We are subject to governmental export and import controls that could subject us to liability or impair our ability to compete in international markets.

All products that are exported, re-exported or that are worked on by foreign nationals are subject to export controls.  Such controls include prohibitions on end uses, end users and exports to certain sanctioned countries.  In addition, incorporation of encryption technology into our products increases the level of U.S. export controls.  We are subject to these requirements as certain of our products include the ability for the end user to encrypt data.  Therefore, our products may be exported outside the United States or revealed to foreign nationals only by complying with the required level of export controls/restrictions. Restrictions applicable to our products may include a requirement to have a license to export the technology, a requirement to have software licenses approved before export is allowed, and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country.  In addition, various countries regulate the import of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries.

There can be no assurance that we will be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable government authorities. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, changes in the list of countries to which we cannot export, or changes in persons or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.  Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries altogether. Any change in export or import regulations or related legislation, a shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

Export laws and regulations can be extremely complex in their application.  If we are found not to have complied with applicable export control laws, we may be sanctioned, fined or penalized by, among other things, having our ability to obtain export licenses curtailed or eliminated, possibly for an extended period of time. Our failure to receive or maintain any required export licenses or authorizations or our being penalized for failure to comply with applicable export control laws would hinder our ability to sell our products, could result in financial penalties, and could materially adversely affect our business, financial condition, and results of operations.  Any failure on our part or the part of our distributors to comply with encryption or other applicable export control requirements could harm our business and operating results.

Import and export regulations of encryption/decryption technology vary from country to country. We may be subject to different statutory or regulatory controls in different foreign jurisdictions, and as such, importation of our technology may not be permitted in these foreign jurisdictions. Violations of foreign regulations or regulation of international transactions could prevent us from being able to sell our products in international markets. Our success depends in large part on our having access to international markets. A violation of foreign regulations could limit our access to such markets and have a negative effect on our results of operations.

As our international sales grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support in countries outside of the United States.  During the year ended December 31, 2015, approximately 24% of our sales were to purchasers outside the United States.  Our continued growth and profitability could require us to further expand our international operations.  To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers.  We may also incur additional expense translating our applications into additional languages. In addition, there is significant competition for entry into high growth markets.  Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations.  These risks include:

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

We file income tax returns with the Internal Revenue Service and taxing authorities in certain states. We prepare and file those returns based on our interpretations of the relevant tax code as to revenue to be reported and deductions and credits allowed. We use third-party experts to assist us in preparing our tax returns and computing our tax liabilities to help us ensure we pay the proper amount of tax due. Our tax returns are subject to examination by taxing authorities that could interpret the tax code in a different manner from us and conclude we are obligated to pay more taxes than we originally computed and paid. While we would defend the position taken on our tax returns as filed, a challenge from a taxing authority can be costly to defend with no assurance of a favorable outcome for us. In the event of an unfavorable result under these circumstances, our business, operating results and financial position could be harmed.

The amount of sales tax we collect on sales could be challenged by taxing authorities both in jurisdictions in which we have a corporate presence as well as by taxing authorities in areas where we have no corporate presence.

We collect and remit sales tax on sales in jurisdictions where we have a corporate or physical presence that results in an obligation to do so.  We sell our products to customers in numerous locations where we do not have a corporate or physical presence and, therefore, do not collect sales tax on those sales.  States in which we collect sales tax could audit our activities and assess us with additional tax based on their interpreting the sales tax code differently than we interpret it. Various states in which we do not collect sales tax are aggressive in interpreting their sales tax codes in determining if a company with no apparent presence in those states is obligated to collect and remit sales taxes, particularly on sales made across the Internet.  States where we do not collect sales tax could make an assertion that we should have been collecting sales tax and could assess us with that tax.  While we would defend our position taken as to our obligation to collect sales tax and the amount of sales tax collected, a challenge from a taxing authority can be costly to defend with no assurance of a favorable outcome for us. In the event of an unfavorable result under these circumstances, our business, operating results and financial position could be harmed.

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

Accounting charges may cause fluctuations in our annual or quarterly financial results.

Our financial results may be affected by non-cash and other accounting charges, including:

•	Amortization of intangible assets, including acquired technology and product rights.

•	Acquisition expenses.

•	Impairment of goodwill and intangibles.

•	Share-based compensation expense.

•	Restructuring charges.

•	Impairment of long-lived assets.

•	Reserves for uncertain tax positions.

Anti-takeover provisions in our charter and Delaware law could inhibit others from acquiring us.

Some of the provisions of our certificate of incorporation and bylaws and in Delaware law could, together or separately:

•	Discourage potential acquisition proposals.

•	Delay or prevent a change in control.

•	Limit the price that investors may be willing to pay in the future for shares of our common stock.

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 38% of our outstanding common stock as of December 31, 2015. These stockholders would have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted as a result of the exercise of stock options, thereby affecting the value of the stock.

There were options to purchase 2,091,325 shares of our common stock outstanding under our employee and director stock option plans as of December 31, 2015, of which 1,291,409 were vested. We have filed a registration statement under the Securities Act covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

Claims of infringement could require us to re-engineer our products or seek to obtain licenses from third parties in order to continue offering our products in a manner that may include licensing technologies from others. In addition, an adverse legal decision affecting our intellectual property, or the use of significant resources to defend against this type of claim could place a significant strain on our financial resources and harm our reputation.

We may not be able to protect our intellectual property rights.

Our software code and trade and service marks are some of our most valuable assets. Given the global nature of the Internet and our business, we are vulnerable to the misappropriation of this intellectual property, particularly in foreign markets, such as China and Eastern Europe, where laws or law enforcement practices are less developed. The global nature of the Internet makes it difficult to control the ultimate destination or security of our software making it more likely that unauthorized third parties will copy certain portions of our proprietary information or reverse engineer the proprietary information used in our programs. If our proprietary rights were infringed by a third-party and we did not have adequate legal recourse, our ability to earn profits, which are highly dependent on those rights, would be severely diminished.

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

Item 3.    Legal Proceedings

GlobalSCAPE has been named as one of a number of defendants in a patent infringement suit filed by Digital Reg of Texas, LLC in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleges that we infringed on a patent that regulates access to digital content. We believe we have meritorious defenses to the plaintiff’s claims and intend to defend the lawsuit vigorously. While we are early in this process such that it is not possible to reasonably determine the outcome of this lawsuit with any certainty, we believe any loss we could incur would be immaterial to our financial position and results of operations. The case is currently stayed while the Federal Court of Appeals in the District of Columbia determines the validity of Digital Reg’s patents.

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NYSE MKT Exchange under the symbol “GSB” The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years.

	2015		2014
	High	Low	High	Low
First Quarter (ending March 31)	$3.73	$2.11	$3.90	$2.15
Second Quarter (ending June 30)	$3.49	$3.07	$2.63	$2.05
Third Quarter (ending September 30)	$3.63	$3.13	$2.66	$2.29
Fourth Quarter (ending December 31)	$4.33	$3.15	$2.60	$2.22

Annual	4.33	2.11	3.90	2.05

On February 18, 2016, the last reported sales price of our common stock on the NYSE MKT Exchange was $3.64 per share.  As of February 18, 2016, we had approximately 1,834 stockholders of record of our common stock.

We paid a special cash dividend of $.05 per share on December 3, 2014, to stockholders of record as of the close of business on November 19, 2014. We paid quarterly dividends of $.015 per share on June 3, 2015, September 3, 2015 and December 8, 2015, to stockholders of record as of the close of business on May 19, 2015, August 24, 2015 and November 24, 2015, respectively. The timing and amount of dividends to be paid, if any, in subsequent quarters will be determined on future dates by the Board of Directors.

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

Statement of Operations Data:
($ in thousands except per share amounts)
	Year Ended December 31,
	2015	2014	2013	2012	2011

Total revenues	$30,841	$26,770	$24,339	$23,372	$20,894
Income (loss) from operations	$6,417	$4,615	$3,901	$(1,394)	$791
Net income (loss)	$4,598	$3,026	$3,840	$(1,800)	$635

Net income (loss) per common share - basic	$0.22	$0.15	$0.21	$(0.10)	$0.04
Net income (loss) per common share - diluted	$0.22	$0.15	$0.20	$(0.10)	$0.03

Cash dividends declared per share	$0.045	$0.050	$0.050	$0.070	$-

Balance Sheet Data:
($ in thousands)
	2015	2014	2013	2012	2011

Total assets	$44,213	$38,387	$33,092	$33,588	$38,378
Long term debt, less current portion	$-	$-	$2,989	$4,389	$5,667

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2015 and 2014, and related notes included elsewhere in this document.

Overview

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of cloud-based solutions, and provisioning of associated services. We have sold our products to thousands of enterprises and more than one million individual consumers throughout the world.

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

scConnect is our on-premises, enterprise file synchronization and sharing solution. It provides users with secure content mobility and the ability to share and access data anytime on any device. At the same time, scConnect provides information technology department administrators with the tools necessary to maintain the security of sensitive enterprise information and to control and monitor user access and activity. Designed to replicate today’s cloud experience without the risk, reliability or confidentiality concerns of shared infrastructures, scConnect enables secure collaboration and content mobility without involving third-party servers. Created with both the information technology team and end user in mind, scConnect offers benefits that we believe exceed many cloud-based, file sharing services. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address the growing market demand for secure, “anytime and anywhere”, device-independent access to distributed content. We believe that the inclusion of secure content mobility capability in our portfolio, and specifically the introduction of this capability to enterprise-level organizations, will contribute to the future growth of our business due to the continuing adoption of tablet computers and smartphones.

Our Wide-Area File Services, or WAFS, software product uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, thereby allowing users to access their data at higher speeds than possible with most alternate approaches. We believe this technology enables collaboration at greater efficiency levels than solutions available from our competitors or with native operating system connectivity.

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

We believe annual revenue growth is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends and adjust resource allocations. We believe our revenue growth is primarily dependent upon executing our business strategies described in the Strategy section above which include:

•	Ongoing innovation of our core products expanding into broader segments of the market.

•	Expansion and creation of emerging technologies into existing and adjacent market spaces.

•	Continued evolution of enhanced demand generation including marketing, customer facing and partner facing programs.

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

The trends in the profile of our revenue components are illustrated and discussed below under Solution Perspective and Trends as well as under Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014.

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

Our bookings trends and the reconciliation of bookings to revenue are as follows ($ in thousands):

	Year Ended December 31
	2015	2014

Bookings	$32,409	$30,774
Products and services sold for which we will recognize revenue at a future date when the goods and services are delivered to and accepted by the customer	(20,034)	(21,012)
Products and services delivered to and accepted by the customer for which revenue recognition had been deferred at the time of booking	18,466	17,008
Revenue	$30,841	$26,770

Bookings during the year ended December 31, 2015, increased compared with bookings during the year ended December 31, 2014, primarily due to new sales and marketing campaigns that began in late 2014 from which we began to realize increased bookings during 2015.

Adjusted EBITDA Excluding Infrequent Items (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) Excluding Infrequent Items to measure profitability and cash flow from our core operating activities. We exclude infrequent items because they typically do not directly impact the ongoing profitability and cash flow resulting from our core activities. We monitor and review cost of revenues, selling, general, and administrative, or G&A, expenses and research and development, or R&D, expenses to assess conformance with established budget expectations and to identify specific variances.

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

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Year Ended
	December 31
	2015	2014
Income from operations	$6,417	$4,615
Add (subtract):
Depreciation and amortization:
Total depreciation and amortization	1,553	883
Amortization of capitalized software development costs	(1,283)	(577)
Stock-based compensation expense	647	521
Infrequent items	-	-
Adjusted EBITDA Excluding Infrequent Items	$7,334	$5,442

See Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014 for discussion of the variances between periods in the components comprising Adjusted EBITDA Excluding Infrequent Items.

Solution Perspective and Trends

Our discussion of the business trends of our products is based on the following profile of our revenue components ($ in thousands):

	Revenue for the Year Ended December 31,
	2015		2014
		Percent of		Percent of
	Amount	Total	Amount	Total
Revenue by Product
EFT Enterprise and Standard	$27,064	87.8%	$22,798	85.2%
Wide Area File Services	1,030	3.3%	1,448	5.4%
CuteFTP	826	2.7%	904	3.4%
Other	1,921	6.2%	1,620	6.0%
Total Revenue	$30,841	100.0%	$26,770	100.0%

Revenue by Type
Software licenses	$12,023	39.0%	$10,292	38.4%
M&S	16,595	53.8%	15,033	56.2%
Professional services	2,223	7.2%	1,445	5.4%
Total Revenue	$30,841	100.0%	$26,770	100.0%

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

As a complement to these sales and marketing actions, we have continued to expand the capabilities of our software engineering group through ongoing enhancement of our organizational structure and adding resources as required. As a result, we are able to optimize the manner in which we assess the development of new technologies, enhance our approach to managing those projects and shorten the timelines required to accomplish our objectives.

Our total revenue increased 15% in 2015 compared to 2014. When comparing our revenue by type in 2015 to 2014, software license revenue increased 17%, M&S revenue increased 10%, and professional services revenue increased 54%. In general, these increases were due to the changes in our business we have made as discussed above. For a more complete discussion of our overall revenue trends and mix among products, services and M&S, see Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014.

Liquidity and Capital Resources

Our cash and working capital positions were as follows (in thousands):

	December 31, 2015	December 31, 2014
Cash and cash equivalents	$15,885	$11,358
Short term investments	3,254	-
Long term investments	-	3,185
Total cash, cash equivalents, short and long term investments	$19,139	$14,543

Working capital	$11,162	$3,670
Deferred revenue, current portion	12,000	11,411
Working capital plus current deferred revenue (non-GAAP presentation)	$23,162	$15,081

We have a certificate of deposit that matures in December 2016. Since that maturity date is within a year of December 31, 2015, that certificate of deposit is presented as short term investments and as part of working capital at December 31, 2015. That same certificate of deposit is presented as long term investments and not as part of working capital at December 31, 2014, since its maturity date was more than one year beyond that date.

During 2014, we repaid-in-full and retired our notes payable to a bank in order to reduce our interest expense. We made this payment using our available cash balances. The payment of that note eliminated a lien on the certificate of deposit discussed in the previous paragraph. There are no liens on any of our other assets.

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

We rely on cash and cash flows from operations to fund our operating activities and believe those items will be our principal sources of capital for the foreseeable future. Because our principal sources of capital are cash on hand and cash flow from operations, to the extent that sales decline and/or our expenses increase, our cash flow from operations could also decline.  We plan to expend significant resources in the future for research and development of our products and expansion and enhancement of our sales and marketing activities. If sales decline or if our liquidity is otherwise under duress, we could substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate certain research and development and sales and marketing expenditures.   We may also sell equity or debt securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Year Ended December 31,
	2015	2014
Operating activities	$7,090	$8,463
Investing activities	$(2,188)	$(3,162)
Financing activities	$(375)	$(3,398)

Our cash provided by operating activities decreased during 2015 compared to 2014 primarily due to:

•
Deferred revenue increasing $808,000 during 2015 compared to increasing $4.0 million during 2014.  During 2014, we successfully migrated a number of customers with expiring, one-year M&S contracts to renewed M&S contracts with terms of two or three years based on our objective of achieving a longer-term revenue commitment from those customers. Since at its inception a multi-year M&S contracts yields a larger cash payment than a single year contract, our deferred revenue increased more during 2014 than we had typically experienced in the past. Since those multi-year contracts were not due for renewal during 2015, there was no similar increase in deferred revenue during 2015.

•
Accounts payable decreasing $272,000 in 2015 compared to increasing $456,000 during 2014 primarily due to an increased emphasis during 2015 on paying invoices in accordance with vendor terms to ensure continued optimized relationships with our service providers.

•
Accrued expenses increasing $303,000 in 2015 compared to increasing $693,000 in 2014 due primarily to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as part of our financial statements.

Offset by

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Consolidated Statements of Cash Flow, increasing from $6.1 million in 2014 to $6.6 million in 2015. See the section below under Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014 for a discussion of the changes in the components of these amounts.

•
Accounts receivable increasing $205,000 during 2015 compared to increasing $2.6 million during 2014 with that smaller increase primarily due to our enhanced efforts to collect timely payments from our customers.

 The decreased use of cash for investing activities during 2015 compared to 2014 was primarily due to a decrease in our software development costs that were capitalized.  While the scope and magnitude of our software development activities were substantially the same between these periods, the cost of that work was less in 2015 compared to 2014 due to increased use of our employees to do this work in 2015 compared to 2014 when we relied more on the use of higher cost, third-party software developers.

The decreased use of cash for financing activities during 2015 compared to 2014 was primarily due to:

•
A decrease in cash received from the exercise of stock options due to the amount of cash received from stock option exercises during 2014 being a result of changes in management leadership during that period which is an event that did not occur during 2015.

•	A change in the tax benefit from stock-based compensation that is a result of the decrease in stock option exercise activity as described above.
•	No principal payments on notes payable during 2015 since our notes payable that were outstanding during 2014 were paid-in-full during 2014.

Loan Agreements

During 2014, we repaid-in-full and retired our notes payable to a bank. This payment eliminated the financial covenants and other terms and conditions of the related loan agreements. It also eliminated the lien on our certificate of deposit reported as short term investments at December 31, 2015, and as long term investments at December 31, 2014.

Contractual Obligations and Commitments

At December 31, 2015, our contractual obligations and commitments consisted primarily of the following items:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $15.6 million. Those future services primarily relate to our obligations under M&S contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

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

Our non-cancellable, contractual obligations at December 31, 2015, consisted of the following (in thousands):

	Amounts Due for the Period
	Fiscal Years
	2016	2017 - 2019	Thereafter	Total

Operating leases	$360	$840	$-	$1,200

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes. ASU 2015-07 requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying financial statements in the manner described in the footnotes to those financial statements.

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
•  The amount of the sale is fixed or determinable.
•  Collection of the sale amount is reasonably assured.

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

Short Term Investments

Short-term investments consist of certificates of deposit held with financial institutions with contractual maturity less than one year from the balance sheet date.  The Company has the intent and ability to hold these investments until their maturity dates and therefore accounts for them as held-to-maturity. These certificates of deposit are stated at amortized cost, which approximates fair value of these investments.

Property and Equipment

Property and equipment is comprised of furniture and fixtures, software, computer equipment and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives.    Furniture, fixtures and equipment generally have a useful life of five to seven years, computer equipment and software generally have a useful life of three years and leasehold improvements are depreciated over the shorter of the term of the lease under which the improvements were made or the estimated useful life of the asset.

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

As of December 31, 2015, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount of goodwill may exceed its fair market value and that interim testing needed to be performed.

Capitalized Software Development Costs

When we complete research and development for a software product and have in place a detail program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years. We periodically assess the carrying value of capitalized software development costs relative to our estimates of realizability through sales of products in the marketplace.

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

Earnings Per Share

We compute basic earnings per share using the weighted-average number of common shares outstanding during the periods.  We compute diluted earnings per share using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming conversion of all potentially dilutive common shares outstanding.  Awards of non-vested options are considered potentially dilutive common shares for the purpose of computing earnings per common share.  We apply the treasury stock method to non-vested options under which the assumed proceeds include the amount the employee must pay to exercise the option plus the amount of unrecognized cost attributable to future periods less any expected tax benefits.

Results of Operations

Comparison of Year Ended December 31, 2015 to Year Ended December 31, 2014

	2015	2014	$ Change
	($ in thousands)
Total revenues	$30,841	$26,770	$4,071
Cost of revenues	5,669	3,784	1,885
Gross profit	25,172	22,986	2,186
Operating expenses
Sales and marketing	10,025	10,012	13
General and administrative	6,168	6,176	(8)
Research and development	2,562	2,183	379
Total operating expenses	18,755	18,371	384
Income from operations	6,417	4,615	1,802
Other income (expense), net	78	(42)	120
Provision for income taxes	1,897	1,547	350
Net Income	$4,598	$3,026	$1,572

In the discussions below, we refer to the year ended December 31, 2015 as “2015” and the year ended December 31, 2014, as “2014”. The percentage changes cited in our discussions below comparing our results of operations for the year ended December 31, 2015, to the year ended December 31, 2014, are based on 2015 amounts compared to 2014 amounts.

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

The components of our revenues were as follows ($ in thousands):

	Revenue for the Year Ended December 31,
	2015		2014
		Percent of		Percent of
	Amount	Total	Amount	Total
Revenue by Product
EFT Enterprise and Standard	$27,064	87.8%	$22,798	85.2%
Wide Area File Services	1,030	3.3%	1,448	5.4%
CuteFTP	826	2.7%	904	3.4%
Other	1,921	6.2%	1,620	6.0%
Total Revenue	$30,841	100.0%	$26,770	100.0%

Revenue by Type
Software licenses	$12,023	39.0%	$10,292	38.4%
M&S	16,595	53.8%	15,033	56.2%
Professional services	2,223	7.2%	1,445	5.4%
Total Revenue	$30,841	100.0%	$26,770	100.0%

Our total revenue increased 15% in 2015 compared to 2014. This overall increase was primarily a result of changes we have made, and continue to make, in our business to increase the rate of growth of our total revenue and, in particular, our revenue across all of our product lines. With respect to our sales and marketing activities, those changes have included:

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

As a complement to these sales and marketing actions, we have continued to expand the capabilities of our software engineering group through ongoing enhancement of our organizational structure and adding resources as required. As a result, we are able to optimize the manner in which we assess the development of new technologies, enhance our approach to managing those projects and shorten the timelines required to accomplish our objectives.

Our revenue from specific products changed for the following additional reasons:

•
Our EFT Server revenue increased 19% primarily due to our continued focus of a substantial portion of our resources and efforts on this product line since we believe it offers the highest potential for future growth, development of a more experienced and capable sales team, and recruitment and integration of third-party channel resellers.

•
Our WAFS revenue decreased 29% primarily due to the marketplace anticipating the release of our next version of this product. In December 2015, we released WAFS 5.0 with additional features and functionality as described above under Business-Software Products and Services.

•
CuteFTP revenue decreased 9% primarily a result of our decision to focus most of our attention and resources on the EFT and WAFS product lines which we believe have a higher potential for future growth.

•
Other revenue increased 19% primarily due to increased interest in the marketplace in procuring our managed file transfer solutions though EFT Cloud Services and increased deliveries of Mail Express due to enhancements to this product during 2014 that were available throughout 2015.

License revenue increased by 17%. This increase was primarily due to:

•	The introduction of new products or new versions of products as described above under Business-Software Products and Services.
•	The changes made in our sales, marketing and engineering activities as described above under Business-Solution Perspective and Trends.
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

M&S revenue increased 10% primarily as a result of:

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

License revenue increased as a percent of our total revenue from 38% in 2014 to 39% in 2015. As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue.

When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products also purchase an M&S contract. In general, and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates.

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

Professional services revenue increased 54% due to the increase in sales of our EFT Server products with which our professional services are most closely associated, an increase in the frequency of sales of professional services when licenses are sold either directly or through third-party channel resellers, and an enhanced focus on managing our queue of professional services projects to be delivered in order to sustain a high level of customer service.

Cost of Revenues.  These expenses are associated with the production, delivery and support of the products and services we sell.

Cost of license revenue consists primarily of:

•	Amortization of capitalized software development costs we incur when producing our software products. This amortization begins when a product is ready for general release to the public.
•	Royalties we pay to use software developed by others for certain features of our products.
•	Fees we pay to third parties who provide services supporting our SaaS and cloud-based subscription solutions.

Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related costs of our employees and third parties we use to deliver these services.

Cost of revenue for software licenses as a percent of software license revenue was 20% in 2015 compared to 15% in 2014. In years prior to 2014, a larger portion of our software engineering work related to maintenance and error corrections (for which costs are not capitalized) instead of the creation of new products and features (for which costs are capitalized and amortized to expense in future periods) with the opposite generally being the case in 2014 and 2015. As a result, as new products, features and functions for which development costs were capitalized were introduced during 2014 and 2015, the amortization of capitalized software development costs increased thereby increasing cost of revenue related to our software license sales.

Cost of revenue for M&S as a percent of M&S revenue was 9% in 2015 compared to 10% in 2014. This decrease was a result of our work to streamline the delivery of these services so that our M&S resources could be leveraged across a larger number of customers.

Cost of revenue for professional services as a percent of professional services revenue was 80% in 2015 as compared to 54% in 2014. This increase was a result of increased demand for our professional services that caused us to supplement our employees with more expensive third-party contractors in order to continue delivery of these services in a timely manner.

In preparing our financial statements for the year ended December 31, 2015, we refined our determination of the expenses we classify as cost of revenues in response to the evolution of our business and the resulting changes in the scope and nature of certain expenses we incur. As a result, we reclassified to cost of revenues certain expenses we had previously classified as part of selling, general and administrative expenses and depreciation and amortization. The effects of those reclassifications are presented in the Notes to Consolidated Financial Statements below.

Sales and Marketing.  These expenses increased due to an increase in sales commissions as a percent of sales as a result of providing enhanced incentives to our sales force. This increase was offset by a decrease in expenses for sales leads generation and recruiting and enrolling third-party channel resellers due to start-up expenses for those initiatives in 2014 that did not have to be repeated in 2015.

General and Administrative.  These expenses decreased slightly primarily due to:

•	Lower contract labor expense due to replacing temporary personnel with permanent employees at a lower cost.
•	Lower bad debt expense in 2015 compared to 2014 due to enhanced accounts receivable collection activities.

Offset by

•	Increased salaries and wages for personnel, particularly software engineers, due to competitive demands in the marketplace increasing compensation rates for these skills.
•	Increased recruiting fees paid to identify and hire qualified personnel in a competitive marketplace.

Research and Development.   The overall profile of our research and development activities was as follows (in thousands):

	Year ending December 31,
	2015	2014
R&D expenditures capitalized	$1,967	$2,847
R&D expenditures expensed	2,562	2,183
Total R&D expenditures	$4,529	$5,030

While the scope and magnitude of our software development activities measured in hours of effort has continued to grow between these periods, the cost of performing that work decreased 10% in 2015 compared to 2014 due to:

•	Increased use of our employees as an internal resource to do this work in 2015 compared to 2014 when we relied more on the use of higher cost, third-party software developers.
•	Enhancement of relationships with third-party developers we continued to use by replacing legacy arrangements carrying higher costs with more cost effective and efficient arrangements.

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

Other Income (Expense), Net.  Other income/expense was a net expense in 2014 was due to interest expense related to the note payable we paid-in-full during the third quarter of 2014. Since we had no such interest expense during 2015, we had other income consisting primarily of interest income earned on short and long term investments.

Income Taxes.

Our effective tax rate was 29.2% for 2015 and 33.8% for 2014. These rates differed from a federal statutory tax rate of 34% primarily due to:

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.
•	Research and development tax credits.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements.

Our effective tax rate for 2015 was lower than our effective tax rate for 2014 due to the research and development tax credit provided in our 2014 financial statements being less than the amount of that credit ultimately claimed on our 2014 federal income tax return. This resulted from additional factors affecting the credit becoming known to us at the time the 2014 federal tax return was prepared. We recorded the difference between those amounts in our 2015 financial statements.

Item 8.    Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, consolidated financial statements referred to above, present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. and its subsidiary as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Padgett, Stratemann & Co., L.L.P.,
a member of the RSM Alliance
San Antonio, Texas
March 3, 2016

GlobalSCAPE, Inc.
Consolidated Balance Sheets
(in thousands except share amounts)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$15,885	$11,358
Short term investments	3,254	-
Accounts receivable (net of allowance for doubtful accounts of $325 and $511 in 2015 and 2014, respectively)	6,081	5,938
Federal income tax receivable	290	-
Prepaid expenses	511	488
Total current assets	26,021	17,784

Property and equipment, net	498	616
Long term investments	-	3,185
Capitalized software development costs	3,982	3,298
Goodwill	12,712	12,712
Deferred tax asset	940	692
Other assets	60	100
Total assets	$44,213	$38,387

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$839	$1,111
Accrued expenses	1,893	1,590
Deferred revenue	12,000	11,411
Income taxes payable	127	2
Total current liabilities	14,859	14,114

Deferred revenue, non-current portion	3,612	3,393
Other long term liabilities	44	52
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,383,467 and 20,989,267 shares issued at December 31, 2015 and December 31, 2014, respectively	21	21
Additional paid-in capital	19,583	18,370
Treasury stock, 403,581 shares, at cost, at December 31, 2015 and December 31, 2014	(1,452)	(1,452)
Retained earnings	7,546	3,889
Total stockholders’ equity	25,698	20,828
Total liabilities and stockholders’ equity	$44,213	$38,387

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2015	2014

Operating revenues:
Software licenses	$12,023	$10,292
Maintenance and support	16,595	15,033
Professional services	2,223	1,445
Total revenues	30,841	26,770
Costs of revenues
Software licenses	2,428	1,508
Maintenance and support	1,466	1,491
Professional services	1,775	785
Total costs of revenues	5,669	3,784
Gross Profit	25,172	22,986
Operating expenses
Sales and marketing	10,025	10,012
General and administrative	6,168	6,176
Research and development	2,562	2,183
Total operating expenses	18,755	18,371
Income from operations	6,417	4,615
Other income (expense):
Interest expense	(4)	(105)
Interest income	82	63
Total other income (expense)	78	(42)
Income before income taxes	6,495	4,573
Provision for income taxes	1,897	1,547
Net income	$4,598	$3,026
Comprehensive income	$4,598	$3,026

Net income per common share - basic	$0.22	$0.15

Net income per common share - diluted	$0.22	$0.15

Weighted average shares outstanding:
Basic	20,824	20,163

Diluted	21,366	20,693

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except number of shares)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2013	19,592,117	$20	$15,834	$(1,452)	$1,891	$16,293

Shares issued upon exercise of stock options	1,317,150	1	2,242	-	-	2,243

Tax (deficiency) from stock-based compensation	-	-	(227)	-	-	(227)

Stock-based compensation expense
Stock options	-	-	354	-	-	354
Restricted stock	80,000	-	167	-	-	167

Common stock cash dividends	-	-	-	-	(1,028)	(1,028)

Net income	-	-	-	-	3,026	3,026

Balance at December 31, 2014	20,989,267	$21	$18,370	$(1,452)	$3,889	$20,828

Shares issued upon exercise of stock options	314,200	-	508	-	-	508

Tax benefit (deficiency) from stock-based compensation	-	-	58	-	-	58

Stock-based compensation expense
Stock options	-	-	400	-	-	400
Restricted stock	80,000	-	247	-	-	247

Common stock cash dividends of $0.045 per share	-	-	-	-	(941)	(941)

Net income	-	-	-	-	4,598	4,598

Balance at December 31, 2015	21,383,467	$21	$19,583	$(1,452)	$7,546	$25,698

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2015	2014
Operating Activities:
Net income	$4,598	$3,026
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	62	445
Depreciation and amortization	1,553	883
Stock-based compensation	647	521
Deferred taxes	(248)	968
Excess tax deficiency from exercise of share based compensation	(58)	227
Other	-	74
Subtotal before changes in operating assets and liabilities	6,554	6,144
Changes in operating assets and liabilities:
Accounts receivable	(205)	(2,619)
Prepaid expenses	(23)	(139)
Federal income taxes	(107)	(112)
Other assets	40	44
Accounts payable	(272)	456
Accrued expenses	303	693
Deferred revenues	808	4,004
Other long-term liabilities	(8)	(8)
Net cash provided by (used in) operating activities	7,090	8,463
Investing Activities:
Software development costs	(1,967)	(2,847)
Purchase of property and equipment	(152)	(252)
Interest on long term investments	(69)	(63)
Net cash provided by (used in) investing activities	(2,188)	(3,162)
Financing Activities:
Proceeds from exercise of stock options	508	2,243
Tax deficiency (benefit) from stock-based compensation	58	(227)
Notes payable principal payments		(4,386)
Dividends paid	(941)	(1,028)
Net cash provided by (used in) financing activities	(375)	(3,398)
Net increase (decrease) in cash	4,527	1,903
Cash at beginning of period	11,358	9,455
Cash at end of period	$15,885	$11,358

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$117
Income taxes	$2,146	$565

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
 Notes to Consolidated Financial Statements
December 31, 2015 and 2014

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

Throughout these notes unless otherwise noted, our references to 2015 and 2014 refer to the years ended December 31, 2015 and 2014, respectively.

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
• The amount of the sale is fixed or determinable.
• Collection of the sale amount is reasonably assured.

For a sale transaction not meeting any one of these four criteria, we defer recognition of revenue related to that transaction until all the criteria are met.

We earn the majority of our software license revenue from software products sold under perpetual software license agreements. At the time our customers purchase these products, they typically also purchase a product maintenance and support, or M&S, agreement. These transactions are multiple element software sales for which we assess the presence of vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements to determine the portion of these sales to recognize as revenue upon delivery of the software product and the portion of these sales to record as deferred revenue at the time the product is delivered. We amortize the deferred revenue component to revenue in future periods as we deliver the related future services to the customer. For transactions, if any, for which we cannot establish VSOE of the fair value of the undelivered elements, we initially record the entire transaction as deferred revenue and amortize that amount to revenue in future periods as we deliver the related future services to the customer.

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

Reclassification of Expenses

Cost of revenue

Cost of revenue consists of expenses associated with the production, delivery and support of the products and services we sell. Cost of license revenue consists primarily of amortization of the capitalized software development costs we incur when producing our software products, royalties we pay to use software developed by others for certain features of our products, and fees we pay to third parties who provide services supporting our SaaS and cloud-based subscription solutions. Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related costs of our employees and third parties we use to deliver these services.

In preparing our financial statements for the year ended December 31, 2015, we refined our determination of the expenses we classify as cost of revenues in response to the evolution of our business and the resulting changes in the scope and nature of certain expenses we incur. As a result, we reclassified to cost of revenues certain expenses we had previously classified as part of selling, general and administrative expenses and depreciation and amortization.

Depreciation and Amortization

After making the cost of revenue reclassifications described above, the amount remaining in depreciation and amortization expense was related to sales and marketing and general and administrative activities. Accordingly, we reclassified that remaining depreciation and amortization expense to sales and marketing and general and administrative expense and eliminated the depreciation and amortization line in our statement of operations.

Sales and marketing and general and administrative expenses

We have revised the manner in which we present these expenses by separating them into separate lines for each of sales and marketing expenses and general and administrative expenses.

Effect of reclassification of expenses

These expense reclassifications occurred only within and between cost of revenues and operating expenses. These reclassifications had no effect on revenues, income from operations, income before income taxes, net income or earnings per share as previously reported. The following table illustrates the effects of these changes on previously reported amounts for the year ended December 31, 2014 ($ in thousands):

	Year Ended December 31, 2014
		Reclassification of Previously Reported Amounts
	As	Cost	Capitalized			Selling,	As
	Previously	of	Software Cost	Personnel		General &	Now
	Reported	Revenues	Amortization	Costs	Depreciation	Administrative	Reported

Operating Revenues:
Software licenses	$10,292						$10,292
Maintenance and support	15,033						15,033
Professional services	1,445						1,445
Total revenues	26,770						26,770

Cost of Revenues:
Software licenses		931	577				1,508
Maintenance and support				1,491			1,491
Professional services		87		698			785
Total cost of revenues	-						3,784

Gross profit							22,986

Operating Expenses
Sales and marketing	-					10,012	10,012
General and administrative	-				306	5,870	6,176
Cost of Revenues	1,018	(1,018)					-
Selling, general and administrative	18,071			(2,189)		(15,882)	-
Research and development	2,183						2,183
Depreciation and amortization	883		(577)		(306)		-
Total operating expenses	22,155						18,371

Income from operations	4,615						4,615
Other income (expense), net	(42)						(42)
Income before income taxes	4,573						4,573
Income tax expense	1,547						1,547
Net income	$3,026						$3,026
Comprehensive income	$3,026						$3,026

Net income per common share -
Basic	$0.15						$0.15
Diluted	$0.15						$0.15

Cash and cash equivalents

Cash and cash equivalents includes all cash and highly liquid investments with original maturities of three months or less.

Short Term Investments

Short-term investments consist of certificates of deposit held with financial institutions with contractual maturity dates less than one year from the balance sheet date.  The Company has the intent and ability to hold these investments until their maturity dates and therefore accounts for them as held-to-maturity. These certificates of deposit are stated at amortized cost, which approximates fair value of these investments.

Property and Equipment

Property and equipment is comprised of furniture and fixtures, software, computer equipment and leasehold improvements which are recorded at cost and depreciated using the straight-line method over their estimated useful lives.    Furniture, fixtures and equipment have a useful life of five to seven years, computer equipment and software have a useful life of three years and leasehold improvements have a useful life that is the shorter of the term of the lease under which the improvements were made or the estimated useful life of the asset.

Expenditures for maintenance and repairs are charged to operations as incurred.

Long-Term Investments

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

As of December 31, 2015, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount of goodwill may exceed its fair market value and that interim testing needed to be performed.

Capitalized Software Development Costs

When we complete research and development for a software product and have in place a detail program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years. We periodically assess the carrying value of capitalized software development costs relative to our estimates of realizability through sales of products in the marketplace.

Research and Development

We expense research and development costs as incurred.

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was $1.6 million and $1.4 million in 2015 and 2014, respectively.

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

Awards of non-vested options are considered potentially dilutive common shares for the purpose of computing earnings per common share.  We apply the treasury stock method to non-vested options under which the assumed proceeds include the amount the employee must pay to exercise the option plus the amount of unrecognized cost attributable to future periods less any expected tax benefits.

Recent accounting pronouncements

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (ASU) No. 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes. ASU 2015-07 requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying financial statements in the manner described in the Note 9 below.

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

3.            Accounts Receivable

Accounts receivable are presented net of an allowance for doubtful accounts.  The activity in the Company’s allowance for doubtful accounts has been as follows ($ in thousands):

	Year Ended December 31,
	2015	2014
Balance, beginning of period	$511	$154
Provision for doubtful accounts	55	445
Accounts written off	(241)	(88)
Balance, end of period	$325	$511

4.            Property and Equipment

Property and equipment, at cost, consist of the following ($ in thousands):

	December 31,
	2015	2014
Furniture and fixtures	$620	$620
Software	638	634
Equipment	1,218	1,075
Leasehold improvements	559	559
	3,035	2,888
Less accumulated depreciation	(2,537)	(2,272)
Property and equipment, net	$498	$616

5.            Capitalized Software Development Costs

Our capitalized software development costs profile is as follows: ($ in thousands):

	December 31,
	2015	2014
Gross capitalized cost	$5,714	$4,077
Accumulated amortization	(1,732)	(779)
Net balance	$3,982	$3,298

	Year Ended December 31,
	2015	2014
Amount capitalized	$1,967	$2,847
Amortization expense	$(1,283)	$(577)

	Released	Unreleased
	Products	Products

Gross capitalized amount at December 31, 2015	$4,651	$1,063

Future amortization expense for the year ending December 31,
2016	$1,486
2017	1,083
2018	350
Total	$2,919

We include capitalized software development costs in intangible assets on our balance sheet. The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

6.            Commitments and Contingencies

Minimum rental commitments under operating leases at December 31, 2015, are as follows ($ in thousands):

Year Ending December 31,
2016	$360
2017	360
2018	360
2019	120
Total	$1,200

Rent expense under operating leases was $347,000 in 2015 and $458,000 in 2014. We had a deferred rent liability of $44,000 at December 31, 2015, which we amortize to rent expense on a straight-line basis over the remaining life of the applicable lease.

We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be $1.2 million.

7.            Notes Payable

During 2014, we repaid-in-full and retired our notes payable to a bank. This payment eliminated the financial covenants and other terms and conditions of the related loan agreements. It also eliminated the lien on our short-term investments such that we can convert them to cash and cash equivalents at our discretion at any time to meet the needs of our business.

8.            Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Year Ended December 31,
	2015	2014
Share-based compensation expense	$647	$521

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	It authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards.
•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•	Stock options we issue generally become exercisable ratably over a three-year period and expire ten years from the date of grant.
•	We issued no restricted stock awards under this plan in 2015 or 2014.
•	As of December 31, 2015, stock-based incentives for up to 925,590 shares remained available for issuance in the future under this plan.

During a portion of 2010 and in earlier years, we issued stock options under the GlobalSCAPE, Inc. 2000 Stock Option Plan. We no longer issue stock options under this plan.

Our stock option activity has been as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
			(Years)	(000's)
Outstanding at December 31, 2013	3,117,745	$1.92	4.46	$1,808

2014
Granted	394,500	$2.40
Forfeitures	(172,920)	$2.33
Exercised	(1,317,150)	$1.70
Outstanding at December 31, 2013	2,022,175	$2.12	6.07	$710

2015
Granted	538,000	$3.21
Forfeitures	(154,650)	$2.49
Exercised	(314,200)	$1.61
Outstanding at December 31, 2015	2,091,325	$2.45	6.09	$3,277

Exercisable at December 31, 2015	1,291,409	$2.22	4.40	$2,330

Additional information about our stock options is as follows:

	2015	2014
Weighted average fair value of options granted during the year	$1.40	$1.30
Intrinsic value of options exercised during the year	$532,224	$1,160,000
Cash received from stock options exercised during the year	$507,289	$2,243,000

Number of options that vested during the year	306,834	295,670
Fair value of options that vested during the year	$334,788	$304,000

Unrecognized compensation expense related to non-vested options at end of year	$780,059	$560,000
Weighted average years over which non-vested option expense will be recognized	2.03	1.93

As of December 31, 2015
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.55 - $1.43	204,350	3.94	$1.14	185,569	$1.11
$1.47 - $2.26	652,125	5.98	$1.80	574,965	$1.82
$2.27 - $3.42	1,079,850	6.97	$2.86	400,875	$2.67
$3.50 - $4.21	155,000	3.30	$4.05	130,000	$4.10
Total options	2,091,325			1,291,409

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2015	2014
Expected volatility	57%	56%
Expected annual dividend yield	2.4%	0
Risk free rate of return	1.58%	1.91%
Expected option term (years)	6.00	6.00

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

•	As of December 31, 2015, stock based incentives for up to 420,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2013	80,000	$1.65

2014
Shares granted with restrictions	80,000	$2.32
Shares vested and restrictions removed	(80,000)	$1.65	$189,600
Restricted Shares Outstanding at December 31, 2014	80,000	$2.32

2015
Shares granted with restrictions	80,000	$3.34
Shares vested and restrictions removed	(80,000)	$2.32	$267,200
Restricted Shares Outstanding at December 31, 2015	80,000	$3.34

We have not issued any stock options under the 2015 Directors Plan.

The 2015 Directors Plan replaced the 2006 Non-Employee Directors Long Term Incentive Plan. We will not issue any additional stock or stock options under the 2006 plan.

9.            Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	2015			2014
	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,993	$(243)	$1,750	$733	$739	$1,472
Foreign	50	-	50	-	-	-
State	102	(5)	97	93	(18)	75
Total	$2,145	$(248)	$1,897	$826	$721	$1,547

Current taxes per our federal income tax return are presented in these financial statements as follows:

	2015	2014

Current federal income tax expense in the statement of operations	$1,993	$733

Tax (deficiency) from stock-based compensation recorded in additional paid-in capital	(58)	227

Current taxes per our federal income tax return	$1,935	$960

Deferred income taxes on our balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Share-based compensation	$677	$654
Deferred revenue	1,154	581
Net operating loss carryforward	151	210
Compensation and benefits	168	128
Allowance for doubtful accounts	111	174
Other	33	24
Total deferred tax assets	2,294	1,771

Deferred tax liabilities:
Intangible assets	1,339	1,028
Depreciation	15	51
Total gross deferred tax liabilities	1,354	1,079

Net deferred tax assets	$940	$692

As of December 31, 2015, we had federal income tax net operating loss carryforwards of $444,000 available to offset future federal taxable income, if any. These carryforwards became available through our acquisition of TappIn, Inc. in 2011.  These carryforwards expire in 2030 and 2031.

As of December 31, 2015, we had federal income tax capital loss carryforwards of $1,100,000 which resulted from the reduction of our investments in and notes receivable from CoreTrace Corporation in 2012.  We can realize capital loss carryforwards to the extent we have capital gains in future periods against which this capital loss can be deducted.  We believe it uncertain that we will have sufficient capital gains in the future to support this deduction and accordingly have not reflected this item as a deferred tax asset in the schedule above.  This carryforward expires in 2017.

In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that a deferred tax asset will not be realized.  Our assessment of the likelihood of having sufficient taxable income in the future to support deduction or utilization of the items giving rise to our deferred tax assets indicates it is more-likely-than-not that we will realize the deferred tax assets listed in the table above.

We claim research and experimentation tax credits, or R&D tax credits, on certain of our tax returns and have included the effect of those credits in our provision for income taxes. Because our 2008, 2009 and 2010 tax returns were under routine examination by the Internal Revenue Service and because we believed it more-likely-than-not the examination could result in $125,000 of such credits we claimed not being allowed by the Internal Revenue Service, we recorded a reserve for an uncertain tax position in the amount of $125,000 in 2012 related to this item.  The Internal Revenue Service completed its routine examination of our 2008, 2009 and 2010 income tax returns in 2015 and those results have been included in our provision for income taxes in 2015. We continue to maintain a reserve for an uncertain tax position in the amount of $90,000 for our 2011 through 2015 tax returns related to the R&D tax credit.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	2015	2014
Balance, beginning of year	$125	$125
Increases for tax positions related to the current year	25	-
Increases for tax positions related to prior years	23	-
Decreases for tax positions related to prior years	(51)	-
Decreases due to settlements related to prior years	(32)	-
Balance, end of year	$90	$125

To the extent they arise, we record interest and penalty expenses related to income taxes as components of other expense in our statement of operations.  We incurred no such expenses in 2015 or 2014.

We file state tax returns in various states.  The taxes resulting from these filings are included in income tax expense.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Year Ended December 31,
	2015	2014
Income tax expense (benefit) at federal statutory rate	$2,208	$1,555

Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	62	43
Other	49	29
R&D tax credit uncertain tax position (net)	(35)	-
Research and development credit	(251)	(50)
Domestic production activities deduction	(136)	(30)
Income tax expense (benefit) per the statement of operations	$1,897	$1,547

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes. ASU 2015-07 requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying financial statements. This implementation resulted in the previously reported current deferred tax asset of $402,000 as of December 31, 2014, being reclassified and combined with the previously reported non-current deferred asset of $290,000 as of that date to yield a non-current deferred tax asset balance of $692,000 being reported as of December 31, 2014, in the accompanying financial statements.

10.          Earnings Per Share

Earnings per share for the periods indicated were as follows (in thousands except per share amounts):

	Year ended December 31,
	2015	2014
Numerators
Numerator for basic and diluted earnings per share:
Net income	$4,598	$3,026

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	20,824	20,163

Dilutive potential common shares
Stock options and awards	542	530
Denominator for diluted earnings per share	21,366	20,693
Net income per common share - basic	$0.22	$0.15
Net income per common share – diluted	$0.22	$0.15

11.          Dividends

We paid dividends as follows:

	Year ended December 31,
	2015	2014
Dividend per share of common stock	$0.045	$0.050

12.          Employee Benefit Plan

We provide our employees a 401(k) plan under which we make employer matching contributions in amounts determined by our Board of Directors. Our matching contributions were $126,000, and $92,000 for the years ended December 31, 2015, and 2014, respectively.

13.          Segment and Geographic Disclosures

In accordance with FASB ASC Topic 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located in the United States accounted for approximately 76% of the Company’s total revenues in 2015 and approximately 72% of the Company’s total revenues in 2014.  The remaining revenues were from customers and partners located in foreign countries and each individual foreign country accounted for less than 10% of total revenues in 2015 and 2014.  The Company attributes revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of December 31, 2015 and 2014.

14.          Concentration of Business Volume and Credit Risk

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

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel resellers even though those end users can also purchase those products directly from us. During 2015 and 2014, we earned approximately 11% and 10%, respectively, of our revenue from such sales through our largest, third-party, channel reseller.

In 2015 and 2014, approximately 24%, and 28%, respectively, of our revenues resulted from sales to customers in foreign countries.  We received substantially all of our revenues from foreign customers in U.S. dollars resulting in limited exchange rate risks.  Our foreign sales are concentrated mostly in Canada, Western Europe and Latin America.

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

15.          Quarterly Consolidated Financial Information (unaudited)

The quarterly consolidated financial information presented below reflects the expense reclassifications we implemented in preparing our financial statements for the year ended December 31, 2015, as described in the Reclassification of Expenses section of Note 2 above. These reclassifications occurred only within and between cost of revenues and operating expenses. These reclassifications had no effect on our total revenue, income from operations, income before income taxes, net income or earnings per share with such amounts remaining unchanged from previously reported amounts for each of the quarters presented below.

	Fiscal Year 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenue
Software licenses	$2,458	$3,280	$2,852	$3,433	$12,023
Maintenance & support	4,034	4,093	4,142	4,326	16,595
Professional services	388	490	653	692	2,223
Total revenues	6,880	7,863	7,647	8,451	30,841
Cost of Revenues
Software licenses	438	651	562	777	2,428
Maintenance & support	325	391	341	409	1,466
Professional services	317	335	605	518	1,775
Total cost of revenues	1,080	1,377	1,508	1,704	5,669
Gross profit	5,800	6,486	6,139	6,747	25,172
Operating Expenses
Sales and marketing	2,295	2,476	2,289	2,965	10,025
General and administrative	1,723	1,457	1,449	1,539	6,168
Research and development	529	657	646	730	2,562
Total operating expenses	4,547	4,590	4,384	5,234	18,755
Income from operations	1,253	1,896	1,755	1,513	6,417
Other income (expense)	11	23	17	27	78
Net income before provision for income taxes	1,264	1,919	1,772	1,540	6,495
Income tax expense	449	594	542	312	1,897
Net income	$815	$1,325	$1,230	$1,228	$4,598

Net income per share:
Basic	$0.04	$0.06	$0.06	$0.06	$0.22
Diluted	$0.04	$0.06	$0.06	$0.06	$0.22
Weighted average shares outstanding
Basic	20,647	20,804	20,892	20,949	20,824
Diluted	21,099	21,324	21,440	21,562	21,366

	Fiscal Year 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total

Revenue
Software licenses	$1,912	$2,583	$2,291	$3,506	$10,292
Maintenance & support	3,579	3,813	3,790	3,851	15,033
Professional services	237	290	409	509	1,445
Total revenues	5,728	6,686	6,490	7,866	26,770
Cost of Revenues
Software licenses	258	285	426	539	1,508
Maintenance & support	368	370	359	394	1,491
Professional services	149	161	236	239	785
Total cost of revenues	775	816	1,021	1,172	3,784
Gross profit	4,953	5,870	5,469	6,694	22,986
Operating Expenses
Sales and marketing	2,084	2,740	2,391	2,797	10,012
General and administrative	1,536	1,668	1,301	1,671	6,176
Research and development	526	689	513	455	2,183
Total operating expenses	4,146	5,097	4,205	4,923	18,371
Income from operations	807	773	1,264	1,771	4,615
Other income (expense)	(20)	(27)	(11)	16	(42)
Net income before provision for income taxes	787	746	1,253	1,787	4,573
Income tax expense	253	258	471	565	1,547
Net income	$534	$488	$782	$1,222	3,026

Net income per share:
Basic	$0.03	$0.02	$0.04	$0.06	$0.15
Diluted	$0.03	$0.02	$0.04	$0.06	$0.15
Weighted average shares outstanding
Basic	19,534	20,071	20,487	20,487	20,163
Diluted	20,394	20,622	20,890	20,859	20,693

Due to rounding, the sum of quarterly net income per share amounts may not equal net income per share amounts reported for the fiscal year in total.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to audit by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010, that permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President and Chief Executive Officer and its Chief Financial Officer.  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

James W. Albrecht, Jr.
Chief Financial Officer
GlobalSCAPE, Inc.
4500 Lockhill-Selma, Suite 150
San Antonio, Texas 78249

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2015.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

	•	Consolidated Balance Sheets — December 31, 2015 and 2014

	•	Consolidated Statements of Operations — Years ended December 31, 2015 and 2014

	•	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2015 and 2014

	•	Consolidated Statements of Cash Flows — Years ended December 31, 2015 and 2014

	•	Notes to Consolidated Financial Statements — December 31, 2015 and 2014

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit
Number	Description
3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10-K filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3
Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

*10.10	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.11	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 5, 2007).

*10.12	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.13	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.14	GlobalSCAPE, Inc. 2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

*10.15	Form of Non-Qualified Stock Option Agreement under GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 10, 2015).

*10.16	Form of Employment Agreement dated as of April 1, 2015 by and between GlobalSCAPE and each of James Bindseil, James W. Albrecht, Jr. and Matthew Goulet (Filed as Exhibit 10.1 to Form 8-K filed on April 1, 2015).

10.17	Form of Indemnification Agreement by and between GlobalSCAPE and each of its directors and named executive officers (Filed as Exhibit 10.1 to Form 8-K filed on May 14, 2015).

*10.18	GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Appendix A to the Definitive Proxy Statement filed April 2, 2015).

*10.19	Form of Restricted Stock Award Agreement pursuant to the GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.2 to Form 8-K filed on May 14, 2015).

*10.20	Form of Incentive Stock Option Agreement GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 4, 2016).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008)

21.1	Subsidiaries of GlobalSCAPE, Inc. (Filed as Exhibit 21.1 to Form 10-K filed March 29, 2012).

23.1	Consent of Padgett, Stratemann & Co., L.L.P. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101	Interactive Data File.

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 3, 2016.

GlobalSCAPE, Inc.

By:	/s/ James L. Bindseil
James L. Bindseil
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 3, 2016.

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