Form 10-Q
period 2016-03-31
GLOBALSCAPE INC
filed 2016-05-12
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No
As of April 28, 2016, there were 21,037,496 shares of common stock outstanding.

Index

GlobalSCAPE Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2016

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, Enhanced File Transfer®, Enhanced File Transfer Server®, GlobalSCAPE Securely Connected®, CuteSendIt®, and Mail Express® are registered trademarks of GlobalSCAPE, Inc.
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

Index
Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)
Unaudited
	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,324	$15,885
Short term investments	3,270	3,254
Accounts receivable (net of allowance for doubtful accounts of $356 and $325 in 2016 and 2015, respectively)	5,340	6,081
Federal income tax receivable	35	290
Prepaid expenses	477	511
Total current assets	25,446	26,021

Fixed assets, net	517	498
Capitalized software development costs	4,040	3,982
Goodwill	12,712	12,712
Deferred tax asset	959	940
Other assets	38	60
Total assets	$43,712	$44,213

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$489	$839
Accrued expenses	1,621	1,893
Deferred revenue	11,672	12,000
Income taxes payable	34	127
Total current liabilities	13,816	14,859

Deferred revenue, non-current portion	3,718	3,612
Other long term liabilities	41	44
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,436,927 and 21,383,467 shares issued at March 31, 2016, and December 31, 2015, respectively	21	21
Additional paid-in capital	19,930	19,583
Treasury stock, 403,581 shares, at cost, at March 31, 2016 and December 31, 2015	(1,452)	(1,452)
Retained earnings	7,638	7,546
Total stockholders’ equity	26,137	25,698
Total liabilities and stockholders’ equity	$43,712	$44,213

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2016	2015

Operating Revenues:
Software licenses	$2,299	$2,458
Maintenance and support	4,497	4,034
Professional services	614	388
Total Revenues	7,410	6,880
Cost of revenues
Software licenses	630	438
Maintenance and support	394	325
Professional services	569	317
Total cost of revenues	1,593	1,080
Gross profit	5,817	5,800
Operating expenses
Sales and marketing	2,901	2,295
General and administrative	1,733	1,723
Research and development	627	529
Total operating expenses	5,261	4,547
Income from operations	556	1,253
Other income (expense), net	33	11
Income before income taxes	589	1,264
Income tax expense	182	449
Net income	$407	$815
Comprehensive income	$407	$815

Net income per common share -
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

Weighted average shares outstanding:
Basic	21,033	20,647
Diluted	21,652	21,099

Cash dividends declared per share	$0.015	$0.015

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at December 31, 2015	21,383,467	$21	$19,583	$(1,452)	$7,546	$25,698

Shares issued as a result of:
Stock options exercised	53,460		122			122

Stock-based compensation expense:
Stock options			156			156
Restricted stock			66			66

Net increase in excess tax benefit from stock-based compensation			3			3

Common stock cash dividends of $0.015 per share					(315)	(315)

Net income					407	407

Balances at March 31, 2016	21,436,927	$21	$19,930	$(1,452)	$7,638	$26,137

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Operating Activities:
Net income	$407	$815
Items not involving cash at the time they are recorded in the statement of operations:
Bad debt expense	43	87
Depreciation and amortization	501	288
Share-based compensation	222	148
Deferred taxes	(19)	78
Excess tax benefit from share-based compensation	(3)	(9)
Subtotal before changes in operating assets and liabilities	1,151	1,407
Changes in operating assets and liabilities:
Accounts receivable	698	1,136
Prepaid expenses	34	110
Deferred revenue	(222)	(532)
Accounts payable	(350)	(556)
Accrued expenses	(272)	(306)
Other Assets	22	-
Other long-term liabilities	(3)	(1)
Income tax receivable and payable	165	189
Net cash provided by operating activities	1,223	1,447
Investing Activities:
Software development costs capitalized	(488)	(691)
Purchase of property and equipment	(90)	(52)
Interest reinvested in long term investments	(16)	(16)
Net cash (used in) investing activities	(594)	(759)
Financing Activities:
Proceeds from exercise of stock options	122	290
Excess tax benefit from share-based compensation	3	9
Dividends paid	(315)	-
Net cash provided by (used in) financing activities	(190)	299

Net increase in cash	439	987
Cash at beginning of period	15,885	11,358
Cash at end of period	$16,324	$12,345

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$22	$174

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2016 and For the Three Months Then Ended
(Unaudited)
1.	Nature of Business
We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of cloud-based software-as-a service (SaaS) solutions, and provisioning of associated services. Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.
Throughout these notes unless otherwise noted, our references to the 2016 quarter and the 2015 quarter refer to the three months ended March 31, 2016 and 2015, respectively.
2.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and footnotes required under generally accepted accounting principles in the United States, or GAAP, for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we refer to as the 2015 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2015 Form 10-K and in this report.
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

Index

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

Reclassification of Expenses

In preparing our financial statements for the year ended December 31, 2015, we revised the manner in which we present cost of revenues and other elements of our statement of operations in response to the changing nature of our business and the resulting differences in the scope and nature of certain expenses we incur.
Cost of Revenue
Cost of revenue was expanded from one line to three lines to correspond with the associated revenue classifications.  Amortization of capitalized software development costs was moved from depreciation and amortization and included in the cost of license revenue.  Other costs included in cost of license revenue are royalties we pay to use technology in our products that is developed by others and fees paid to third party service providers who support our cloud based and SaaS solutions.  Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related personnel costs of our employees who deliver the related service to our clients.  These costs were previously included in the general and administrative classification.  Also included in the cost of professional services revenue are the fees of third party service providers.

Index

Selling, General and Administrative
We separated selling, general and administrative expenses into two line items – sales and marketing and general and administrative.
Depreciation and Amortization
After reclassifying amortization of capitalized software development costs to cost of license revenue, the remaining depreciation and amortization costs were included in general and administrative expense and the depreciation and amortization line on our statement of operations was removed.
Effect of the reclassifications
The reclassifications were between cost of revenues and operating expenses and had no effect on revenue, income from operations, net income or earnings per share.  The following table illustrates the effects of these reclassifications on previously reported amounts for the quarter ended March 31, 2015 ($ in thousands):
	Quarter Ended March 31, 2015
		Reclassification of Previously Reported Amounts
	As Previously Reported	Cost of Revenues	Capitalized Software Cost Amortization	Personnel Costs	Depreciation	Selling, General & Administrative	As Now Reported

Operating Revenues:
Software licenses	$2,458						$2,458
Maintenance and support	4,034						4,034
Professional services	388						388
Total revenues	6,880						6,880

Cost of Revenues:
Software licenses		220	218				438
Maintenance and support				325			325
Professional services		28		289			317
Total cost of revenues	-						1,080

Gross profit	-						5,800

Operating Expenses
Sales and marketing	-					2,295	2,295
General and administrative	-					1,723	1,723
Cost of Revenues	248	(248)					-
Selling, general and administrative	4,578			(630)	70	(4,018)	-
Research and development	513			16			529
Depreciation and amortization	288		(218)		(70)		-
Total operating expenses	5,627						4,547

Income from operations	1,253						1,253
Other income (expense), net	11						11
Income before income taxes	1,264						1,264
Income tax expense	449						449
Net income	$815						$815
Comprehensive income	$815						$815

Net income per common share -
Basic	$0.04						$0.04
Diluted	$0.04						$0.04

Index

Cash and cash equivalents

Cash and cash equivalents includes all cash and highly liquid investments with original maturities of three months or less.

Short Term Investments

Short-term investments consist of certificates of deposit held with financial institutions with contractual maturity dates less than one year from the balance sheet date.  The Company has the intent and ability to hold these investments until their maturity dates and therefore accounts for them as held-to-maturity. These certificates of deposit are stated at amortized cost, which approximates the fair value of these investments.

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

Long-Term Investments

Long-term investments consist of certificates of deposit held with financial institutions with contractual maturity dates greater than one year from the balance sheet date. The Company has the intent and ability to hold these investments until their maturity dates and therefore accounts for them as held-to-maturity. These certificates of deposit are stated at amortized cost, which approximates the fair value of these investments.

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

Index

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
Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was $407,441 and $376,326 in the 2016 quarter and the 2015 quarter, respectively.

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

• •
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

Recent accounting pronouncements
In March 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. When implemented, this standard will discontinue the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. In accordance with this standard, we will implement it beginning with our interim and annual financial statements for 2017. The extent of the effect of this standard on our financial statements for 2017 and later depends upon the level of stock option exercise activity we experience in 2017 and later. The amounts involved in accounting for tax benefits or deficiencies from share-based compensation that are the subject of ASU 2016-09 are presented in our 2016 and earlier consolidated statements of cash flows and consolidated statements of stockholders’ equity on lines that are captioned tax benefit or tax deficiency from share-based compensation.
In February 2016, the FASB issued ASU 2016-02, Leases. The main difference between existing GAAP and this ASU 2016-02 is the presentation by lessees on their financial statements of lease assets and lease liabilities arising from operating leases. Since this new standard retains the distinction between finance and operating leases, the effect of leases in the statement of operations and the statement of cash flows will be largely unchanged from existing GAAP. Our only lease of significance is our operating lease for our corporate office space for which we will present a right-to-use asset and a lease liability on our balance sheet when we implement this standard. We are in the process of determining those amounts. In accordance with this standard, we will implement it beginning with our interim and annual financial statements for 2019. The extent of the effect of this standard on our financial statements for 2019 and later will depend upon the leases, if any, that we have in effect at that date.

In November 2015, the FASB, issued ASU No. 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes. ASU 2015-07 requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying financial statements in the manner described in the Note 9 below.

Index

In May 2014, FASB issued ASU No. 2014-09 entitled Revenue from Contracts with Customers (Topic 606). The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2018, and the quarterly periods during that year. We do not expect the amounts or timing of revenue we report in those future periods under this guidance to be materially affected relative to current guidance.
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

4.	Capitalized Software Development Costs
Our capitalized software development costs profile was as follows: ($ in thousands):
	March 31,	December 31,
	2016	2015
Gross capitalized cost	$6,202	$5,714
Accumulated amortization	(2,162)	(1,732)
Net balance	$4,040	$3,982

	Three Months Ended March 31,
	2016	2015
Amount capitalized	$488	$691
Amortization expense	430	218

	Released	Unreleased
	Products	Products
Gross capitalized amount at March 31, 2016	$5,311	$891

Future amortization expense:
Nine months ending December 31, 2016	1,271
Year ending December 31,
2017	1,303
2018	570
2019	5
Total	$3,149
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
	Three Months Ended March 31,
	2016	2015
Share-based compensation expense	$222	$148
Stock Options
The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	It authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards.
•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•	Stock options we issue generally become exercisable ratably over a three-year period and expire ten years from the date of grant.
•	We issued no restricted stock awards under this plan during the 2016 or 2015 periods.
•	As of March 31, 2016, stock-based incentives for up to 297,720 shares remained available for issuance in the future under this plan.
Our stock option activity has been as follows:
		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2015	2,091,325	$2.45	6.09	$3,277
Granted	667,300	$3.58
Forfeited	(39,430)	$2.86
Exercised	(53,460)	$2.28
Outstanding at March 31, 2016	2,665,735	$2.73	6.85	$2,911

Exercisable at March 31, 2016	1,432,475	$2.28	4.75	$2,214
Additional information about our stock options is as follows:
	Three Months Ended March 31,
	2016	2015
Weighted average fair value of options granted	$1.65	$1.38
Intrinsic value of options exercised	$71,745	$255,116
Cash received from stock options exercised	$121,671	$289,566

Number of options that vested	193,866	130,654
Fair value of options that vested	$248,148	$150,114

Unrecognized compensation expense related to non-vested options at end of period	$1,673,156	$916,372
Weighted average years over which non-vested option expense will be recognized	2.5	2.3

Index

As of March 31, 2016
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	204,350	3.66	$1.14	204,350	$1.14
$1.47 - $2.27	644,495	5.69	$1.80	570,035	$1.83
$2.32 - $3.50	1,040,590	6.97	$2.90	528,090	$2.77
$3.52 - $4.21	776,300	8.49	$3.69	130,000	$4.10
Total options	2,665,735			1,432,475
We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:
	Three Months Ended March 31,
	2016	2015
Expected volatility	56%	57%
Expected annual dividend yield	1.50%	2.40%
Risk free rate of return	1.53%	1.58%
Expected option term (years)	6.00	6.00
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

•	As of March 31, 2016, stock based incentives for up to 420,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:
			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2015	80,000	$3.34
Shares granted with restrictions	-	$-
Shares vested and restrictions removed	-	$-
Restricted Shares Outstanding at March 31, 2016	80,000	$3.34

Unrecognized compensation expense for non-vested shares as of March 31,2016
Expense to be recognized in future periods	$32,035
Weighted average number of months over which expense is expected to be recognized	1.44

We have not issued any stock options under the 2015 Directors Plan.

Index

The 2015 Directors Plan replaced the 2006 Non-Employee Directors Long Term Incentive Plan. We will not issue any additional stock or stock options under the 2006 plan.
6.	Income Taxes
Our income tax expense reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three Months Ended March 31,
	2016	2015
Income tax expense at federal statutory rate	$200	$430

Increase (decrease) in taxes resulting from:
Domestic production activities deduction	(20)	(30)
Research and development credit	(32)	-
Incentiv stock options	16	-
State taxes, net of federal benefit	2	16
Increase in reserve for uncertain tax positions	6	-
Other	10	33
Income tax expense per the statement of operations	$182	$449

We claim the research and experimentation tax credit, or R&D tax credit, on our tax returns and have included the effect of those credits in our provisions for income taxes. The Internal Revenue Service, or IRS, has completed its routine examination of our tax returns through 2010 with their findings resulting in a larger portion of the R&D tax credit we claimed being allowed than we had previously estimated. Our tax returns for 2011 and later remain subject to examination by the IRS.  We believe it more-likely-than-not that examination of those tax returns for 2011 and later could result in a portion of the R&D tax credits we claimed for those years not being allowed by the IRS.  After considering the effects of these items collectively, as of March 31, 2016, we have a reserve of $96,000 against R&D tax credits claimed on our tax returns for 2011 and later due to the uncertainty of sustaining those credits.

As of March 31, 2016, we had federal income tax net operating loss carry forwards of $400,000 available to offset future federal taxable income, if any. These carry forwards expire in 2030 and 2031. We have recorded a deferred tax asset for the estimated future tax benefits we believe we will realize from the application of these carryforwards against future taxable income.

We have a capital loss carryforward of $3.2 million available for use through 2017 to offset future capital gains for federal income tax purposes. We also have approximately $124,000 of research and development activities tax credits available to offset future Texas franchise tax expense through 2037. We have not recorded a deferred tax asset for these carryforwards due to the uncertainty of the whether or not we will have items in our tax computations in future periods against which to apply these carryforwards.
7.	Earnings per Common Share
Earnings per share for the periods indicated were as follows (in thousands, except per share amounts):
	Three Months Ended
	March 31,
	2016	2015
Net income	$407	$815

Weighted average shares outstanding - basic	21,033	20,647
Stock options	619	452
Weighted average shares outstanding - diluted	21,652	21,099

Net income per common share - basic	$0.02	$0.04
Net income per common share - diluted	$0.02	$0.04

Index

8.	Dividends
During 2016, our Board of Directors declared quarterly dividends as follows:
March 31, 2016
Dividend per share of common stock	$0.015
Dividend record date	February 23, 2016
Dividend payment date	March 3, 2016
9.	Commitments and Contingencies
We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be $1.2 million.
10.	Concentration of Business Volume and Credit Risk
In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel resellers even though those end users can also purchase those products directly from us. During the 2016 quarter and 2015 quarter, we earned approximately 14% and 10%, respectively, of our revenue from such sales through our largest, third party, channel reseller. Approximately 17% of our accounts receivable as of March 31, 2016, were due from this customer with payment for substantially all such amounts having been received subsequent to that date.
11.	Segment and Geographic Disclosures
Revenues derived from customers and partners located in the United States accounted for approximately 73% of the Company’s total revenues in both the 2016 and 2015 quarter.  The remaining revenues were from customers and partners located in foreign countries with each individual foreign country accounting for less than 10% of total revenues in both the 2016 quarter and the 2015 quarter.  The Company attributes revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of March 31, 2016 and 2015.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and any documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Quarterly Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2015 Form 10-K and other documents filed with the Securities and Exchange Commission.  Therefore, GlobalSCAPE’s actual results of operations and financial condition in the future could differ materially from those discussed in this Quarterly Report.
In the following discussion, our references to the 2016 quarter and the 2015 quarter refer to the three months ended March 31, 2016 and 2015, respectively.
Overview
We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of cloud-based software-as-a service (SaaS) solutions, and provisioning of associated services. We have sold our product to thousands of enterprises and more than one million individual consumers throughout the world.
We believe we are well-positioned to provide secure transfer, sharing, and replication of files that need to be transmitted inside the user’s firewall to distributed locations or outside the user’s firewall to business and trading partners and customers, including to network-enabled mobile devices. Our solution portfolio securely addresses data and information management, movement, and accessibility across a broad range of environments encompassing data and information in motion (for example, with traditional Managed File Transfer, or MFT, solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices).
Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop, and notebook computers and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.
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
Our MFT solutions, which we brand as Enhanced File Transfer, or EFT, are “server side” solutions that provide a common, scalable MFT platform which accommodates a broad family of add-on modules to provide small and medium-sized businesses, or SMBs, as well as larger enterprise customers, with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. The add-on modules allow customers to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities.

Index

scConnect, which has been released to a limited set of selected clients and is currently in pilot testing, is our on-premises, enterprise file synchronization and sharing solution. It provides users with secure content mobility and the ability to share and access data anytime on any device. At the same time, scConnect provides information technology department administrators with the tools necessary to maintain the security of sensitive enterprise information and to control and monitor user access and activity. Designed to replicate today’s cloud experience without the risk, reliability or confidentiality concerns of shared infrastructures, scConnect enables secure collaboration and content mobility without involving third-party servers. Created with both the information technology team and end user in mind, scConnect offers benefits that we believe exceed many cloud-based, file sharing services. Secure content mobility integrates aspects of ad hoc file transfer, broader MFT capabilities, cloud services, and remote accessibility to address the growing market demand for secure, “anytime and anywhere”, device-independent access to distributed content. We believe that the inclusion of secure content mobility capability in our portfolio, and specifically the introduction of this capability to enterprise-level organizations, will contribute to the future growth of our business due to the continuing adoption of tablet computers and smartphones.
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
We also offer, both directly and through our partners, some of our software products as a cloud-based, SaaS subscription solution. This solution allows customers to reduce their upfront and total cost of ownership and achieve other recognized benefits of cloud-based SaaS subscription solutions, including strong service level agreements for IT infrastructure reliability and performance.   We believe that our cloud-based, SaaS subscription solutions could become a larger part of our future revenue because these solutions provide recurring revenue which potentially builds over time as compared to sales of on-premises software licenses which must be reconstituted every period. Along with our partners, we have the capability to deliver these services in North America as well as internationally in Europe and Latin America.
As a corporation, we have won multiple awards for performance and reputation, including:
•	In 2016:
-	Awards by Info Security Guide in several categories, including:
o	EFT Workspaces – Gold Winner in BYOD Security.
o	Enhanced File Transfer – Silver Winner in Compliance.
o	EFT Cloud Services – Bronze Winner in Cloud Security.
o	Mail Express – Bronze Winner in Email Security and Management.
-	Received a 5-Star rating in The Channel Company’s CRN 2016 Partner Program Guide for the second year in a row.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the sixth year in a row with a ranking of #16 in the medium size category.

•	In 2015:
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

Index

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

Key Business Metrics
We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify trends which may materially affect our business. The significant metrics we review are described below.
Revenue Growth

We provide products and solutions to SMBs and large multinational corporations as well as to individual consumers. We have a broad product line that has allowed us to grow revenue through software products and solutions either installed at a customer’s location or delivered through a cloud-based SaaS subscription model. We have also grown our professional services capabilities to enhance our customers’ implementation, training and overall user experience. Sales of our enterprise products, solutions, and services comprise a substantial majority of our revenue. While sales of our products, such as CuteFTP, to consumers are a relatively minor component of our overall revenue, they are recognized brands in the marketplace that we believe continue to have a positive effect on our overall product offerings and corporate franchise.

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
In sales and marketing, we have made and continue to make ongoing changes including:
• •	Increasing sales staff capacity as needed to address our markets. Aligning our sales group to enhance its industry and geographic focus.
•	Implementing new sales and marketing campaigns.
•	Using third party search engine optimization experts to enhance our efforts in that area.

Index

• •
Using third party lead-generation experts to increase our sales staff’s exposure to potential purchasers.
Recruiting industry channel partners and enabling them to sell our products through training and orientation programs.

As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed enterprise products also purchase an M&S contract. Our M&S contracts are typically for one, two or three years. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase enterprise software license revenue in future periods.
For more information, see Comparison of the Statement of Operations for the Three Months Ended March 31, 2016 and 2015
Bookings (Non-GAAP Measurement)

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

Our bookings trends and the reconciliation of bookings to revenue are as follows ($ in thousands):

	Three Months Ending March 31
	2016	2015

Bookings	$7,779	$6,348
Products and services sold for which we will recognize revenue at a future date when the goods and services are delivered to and accepted by the customer	(5,926)	(4,010)
Products and services delivered to and accepted by the customer for which revenue recognition had been deferred at the time of booking	5,557	4,542
Revenue	$7,410	$6,880

Bookings during the three months ended March 31, 2016, increased compared with bookings during the three months ended March 31, 2015, primarily as a result of our product development and sales and marketing activities discussed above under Revenue Growth.

Index

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

We compute Adjusted EBITDA Excluding Infrequent Items as follows ($ in thousands):

	Three Months Ended
	March 31,
	2016	2015
Income from operations	$556	$1,253
Add (subtract) items to determine adjusted EBITDA excluding infrequent items:
Depreciation and amortization:
Total depreciation and amortization	501	288
Amortization of capitalized software development costs	(430)	(218)
Stock-based compensation expense	222	148
Adjusted EBITDA excluding infrequent items	$849	$1,471
See the section below comparing our results of operations for the 2016 quarter and the 2015 quarter for discussion of the variances between periods in the components comprising Adjusted EBITDA Excluding Infrequent Items.
Software Products and Services
The following is a summary description of our products and solutions.
Managed File Transfer
Our MFT products and services, which we brand as EFT, allow customers to move large files and large numbers of files securely. We facilitate management, monitoring, and reporting on the file transfers and deliver advanced workflow capabilities to move data and information into, out of, and throughout an enterprise.
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

Index

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
These cloud-based SaaS offerings provide a flexible continuum of services that give the customer the ability to pick and choose the extent to which they want to own or outsource the capabilities of our EFT products. EFT Cloud Services gives organizations the flexibility of either a hybrid cloud or virtual environment with the security of an on-premises managed file transfer solution. Users of EFT Cloud Services have the option to work with a variety of top hosting providers that best fit their needs. We offer flexible subscription pricing under one, two, and three-year contracts that can help our customers minimize or eliminate upfront capital expenditures and reduce their ongoing operating costs. This subscription revenue provides us with a revenue stream visible into future periods. While our cloud-based MFT revenue has grown from year-to-year, it does not yet constitute a material portion of our overall revenue.
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

Index

These solutions incorporate elements of on-premises software, cloud, and SaaS delivery models. Unlike other remote access products that can consume significant amounts of storage capacity on a smartphone or tablet, we make content available through a secure pathway that gives users access to files on their existing in-house storage devices without having to download those files to their mobile device. This delivery method not only saves storage space on the mobile device but also ensures content remains secure and private on the user’s existing in-house storage devices without being required to upload files to a cloud repository as is required by competitive products. We believe secure content mobility is a rapidly emerging, central feature of the markets we serve. We believe growth in smartphone and tablet sales and adoption, combined with rapid growth in retained content and BYOD expectations, potentially will drive strong revenue growth in this market segment particularly in the enterprise space.
scConnect, which has been released to a limited set of selected clients and is currently in pilot testing, is our on-premises enterprise file synchronization and sharing solution. scConnect provides users secure content mobility and the ability to share and access data anytime on any device. At the same time, scConnect provides information technology department administrators with the tools necessary to maintain the security of sensitive enterprise information and to control and monitor user access and activity. Designed to replicate today’s cloud experience without the risk, reliability or confidentiality concerns of shared infrastructures, scConnect enables secure collaboration and content mobility without involving third-party servers. Created with both the information technology team and end user in mind, scConnect offers benefits that we believe exceed many cloud-based, file sharing services, including:
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
Managed E-mail Attachment Solution
Our managed e-mail attachment solution, Mail Express, is a client-server application that allows users to send and receive secure, encrypted e-mail and attachments of virtually unlimited size easily and transparently without resorting to unapproved and potentially insecure methods such as traditional, unencrypted email, USB drives or social media sites.  The ability of Mail Express to transmit secure, encrypted multi-terabyte and larger attachments, which is well beyond the operation range of typical competing approaches to sending email attachments, means the user is limited only by the available bandwidth when sending files as an email attachment. Mail Express was a Bronze Winner in the Email Security and Management category of the 2015 Info Security Products Guide Global Excellence Awards.
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

Professional Services
We offer a range of professional services to complement our on-premises and SaaS cloud-based solutions. These professional services include product customization and system integration, solution “quickstart” implementations, business process and workflow, policy development, education and training, and solution health checks. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary, to support certain solution implementations and integrations.
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
Solution Perspective and Trends
 The components of our revenue are as follows ($ in thousands):
	Three Months Ended March 31,
	2016		2015

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Type
Software licenses	$2,299	31.0%	$2,458	35.7%
Maintenance and support	4,497	60.7%	4,034	58.6%
Professional services	614	8.3%	388	5.7%
Total Revenue	$7,410	100.0%	$6,880	100.0%

Revenue by Product
EFT Enterprise and Standard	$6,786	91.6%	$5,922	86.1%
Wide Area File Services	233	3.1%	288	4.2%
CuteFTP	177	2.4%	226	3.3%
Other	214	2.9%	444	6.4%
Total Revenue	$7,410	100.0%	$6,880	100.0%
We have made and continue to make changes in our business to increase the rate of growth of our total revenue and, in particular, our revenue across all our product lines. With respect to our sales and marketing activities, those changes have included:
• •	Increasing sales staff capacity as needed to address our markets. Aligning our sales group to enhance its industry and geographic focus.
•	Implementing new sales and marketing campaigns.
• •
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
Our total revenue increased 7.7% in the 2016 quarter compared to the 2015 quarter. This increase in general was due to the changes in our business we have made as discussed above. For a more complete discussion of our overall revenue trends and mix among products, services and M&S, see Comparison of the Statement of Operations for the Three Months Ended March 31, 2016 and 2015.
Liquidity and Capital Resources
Our cash and working capital positions were as follows ($ in thousands):
	March 31, 2016	December 31, 2015
Cash and cash equivalents	$16,324	$15,885
Short term investments	3,270	3,254
Total cash, cash equivalents and long term investments	$19,594	$19,139

Working capital	$11,630	$11,162
Deferred revenue, current portion	11,672	12,000
Working capital plus current deferred revenue (non-GAAP presentation)	$23,302	$23,162
Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability. Accordingly, we assess our working capital using a traditional computation that includes all current liabilities, and we assess it excluding the current portion of deferred revenue. Working capital plus the current portion of deferred revenue is not a measure of financial position under GAAP, has limitations as an analytical tool and when assessing our financial position, and should not be considered a substitute for working capital computed in accordance with GAAP.
Our capital requirements principally relate to our need to fund our ongoing operating expenditures, which are primarily related to employee salaries and benefits. We make these expenditures to enhance our existing products, develop new products, sell those products in the marketplace and support our customers after the sale.

We rely on cash on hand and cash flows from operations to fund our operating activities and believe those items will be our principal sources of capital for the foreseeable future. Because our principal sources of capital are cash on hand and cash flow from operations, to the extent that our revenue declines and/or our expenses increase, our cash flow from operations could also decline.  We plan to expend significant resources in the future for research and development of our products and expansion and enhancement of our sales and marketing activities. If sales decline or if our liquidity is otherwise under duress, we could substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate certain research and development and sales and marketing expenditures. We may also sell equity or debt securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.
Cash provided or used by our various activities consisted of the following ($ in thousands):
	Cash Provided (Used) During the Three Months Ended March 31,
	2016	2015
Operating activities	$1,223	$1,447
Investing activities	(594)	(759)
Financing activities	(190)	299

Index

Our cash provided by operating activities decreased during the 2016 quarter compared to the 2015 quarter primarily due to the following factors:
•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Condensed Consolidated Statements of Cash Flow, decreased $224,000. See the section below under Comparison of the Statement of Operations for the Three Months Ended March 31, 2016 and 2015 for a discussion of the changes in the components of these amounts.

•
Accounts receivable decreased $698,000 in the 2016 quarter which provided less cash than the $1.1 million decrease in the 2015 quarter. In the 2015 quarter, we increased our collection activities to improve our accounts receivable position. Due to the success of those activities, we experienced larger-than-typical accounts receivable collections during the 2015 quarter. Subsequent to that effort, our accounts receivable collection activities and balances normalized resulting in the level of collections necessary to sustain the desired accounts receivable balance being lower.

•
Prepaid expenses decreased $34,000 in the 2016 quarter compared to decreasing $110,000 in the 2015 quarter. The change in the amount of the decrease is a result of normal variations in the timing of the payment of certain costs.

•
Income tax receivable and payable decreased $165,000 in the 2016 quarter compared to decreasing $189,000 in the 2015 quarter. The change in the amount of the decrease is a result of changes in the level of our taxable income between periods and normal variations in the timing of our tax payments.

Offset by:

•
Deferred revenue decreased $222,000 during the 2016 quarter compared to decreasing $532,000 in the 2015 quarter. Deferred revenue arises primarily from our M&S contracts and increases when we book those contracts with customers and decreases as we recognize revenue from those contracts over the period we deliver the M&S services. A multi-year contract generally results in a higher deferred revenue amount at the inception of the contract than does a comparable single-year contract. During the 2016 quarter, the number and value of multi-year M&S contracts we booked increased compared to the 2015 quarter. This increase resulted in higher initial deferred revenue amounts from new contracts in the 2016 quarter than in the 2015 quarter which in turn provided a higher offset to the amortization of deferred revenue to income and, therefore, a smaller decrease in total deferred revenue.

•
Accounts payable decreased $350,000 during the 2016 quarter compared to decreasing $556,000 in the 2015 quarter. The change in the amount of the decrease was due to (1) the payment during the 2015 quarter of certain large obligations to third-party software developers which was not repeated in the 2016 quarter as a result of our increased use of internal resources to develop our products, and (2) normal variations in the timing of payments to our vendors.

•
Accrued expenses decreased $272,000 during the 2016 quarter compared to decreasing $306,000 during the 2015 quarter. The change in the amount of the decrease was due to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as a part of our financial statements.

The amount of cash we used for investing activities during the 2016 quarter decreased compared to the 2015 quarter with the primary component of that decrease relating to software development costs capitalized which were capitalized. The scope and magnitude of our software development activities was substantially the same between these periods. However, in the 2015 quarter, we used more third-party resources to perform this work than we used in the 2016 quarter when we increased the portion of this work performed by our employees for which the cost to us is lower than third-party resources.
Our financing activities provided cash in the 2015 quarter and used cash in the 2016 quarter. This change was primarily due to the following factors:
•
We received more cash from the exercise of stock options in the 2015 quarter than in the 2016 quarter primarily due to a large stock option exercise by an employee in the 2015 quarter for which there was no similar event in the 2016 quarter.

•	The payment of cash dividends during the 2016 quarter with no such payment made during the 2015 quarter.

Index

Contractual Obligations and Commitments
At March 31, 2016, our contractual obligations and commitments consisted primarily of the following items:
•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $15.4 million. Those future services primarily relate to our obligations under M&S contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

•
Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

•	Operating lease for our office space.
•	Federal and state taxes.

Our non-cancellable, contractual obligations at March 31, 2016, consisted primarily of the lease for our office space with amounts due as follows ($ in thousands):
	Amounts Due for the Period
	Nine Months Ending December 31,	Fiscal Years
	2016	2017 - 2018	2019 - 2020	Thereafter	Total

Operating leases	$270	$720	$120	$-	$1,110
As of March 31, 2016, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.
We plan to continue to expend significant resources in the future on product development, sales and marketing which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.
Comparison of the Statement of Operations for the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015	$ Change
	$ in thousands

Total revenues	$7,410	$6,880	$530
Total cost of revenues	1,593	1,080	513
Gross profit	5,817	5,800	17
Operating expenses
Sales and marketing	2,901	2,295	606
General and administrative	1,733	1,723	10
Research and development	627	529	98
Total operating expenses	5,261	4,547	714
Income from operations	556	1,253	(697)
Other income (expense), net	33	11	22
Income before income taxes	589	1,264	(675)
Income tax expense	182	449	(267)
Net income	$407	$815	$(408)

Index

In the discussions below, we refer to the three months ended March 31, 2016, as the “2016 quarter” and the three months ended March 31, 2015, as the “2015 quarter”. The percentage changes cited in our discussions are based on the 2016 quarter amounts compared to the 2015 quarter amounts.

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

•
Professional services revenue from a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, which we recognize as the services are performed and accepted by the client.

The components of our revenues were as follows ($ in thousands):
	Three Months Ended March 31,
	2016		2015
	$ in thousands

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Type
Software licenses	$2,299	31.0%	$2,458	35.7%
Maintenance and support	4,497	60.7%	4,034	58.6%
Professional services	614	8.3%	388	5.7%
Total Revenue	$7,410	100.0%	$6,880	100.0%

Revenue by Product
EFT Enterprise and Standard	$6,786	91.6%	$5,922	86.1%
Wide Area File Services	233	3.1%	288	4.2%
CuteFTP	177	2.4%	226	3.3%
Other	214	2.9%	444	6.4%
Total Revenue	$7,410	100.0%	$6,880	100.0%
Our total revenue increased 7.7%.  In general, this increase was due to the changes in our business we have made as discussed above under “Solution Perspective and Trends”.
Software License Revenue
Our software license revenue decreased 6.4%. License revenue from our EFT Enterprise and Standard products increased 3.1% which was offset by a decrease in license revenue from our other products. These changes are due to the reasons discussed below under Revenue Trends by Product.

Index

M&S Revenue
M&S revenue increased 11.4% primarily as a result of increased license sales for EFT Enterprise and Standard that are almost always accompanied by an M&S contract and sustained high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewal rates result from our programs designed to provide high-quality and responsive M&S service to our customers.
When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products also purchase an M&S contract. In general and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates.
We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. Ongoing license revenue provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase enterprise software license revenue in future periods.
Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract.
Professional Services Revenue
Professional services revenue increased by 58.2% due to (1) our sales and marketing programs designed to increase the frequency of sales of professional services,  and (2) our enhanced focus on managing our queue of professional services projects so as to deliver our work product to our customers sooner and in-turn accelerate our ability to recognize revenue from these projects.
Revenue Trends by Product
Revenue trends for our individual product lines and related additional contributors to those changes are as follows:
•
EFT Enterprise and Standard revenue increased by 14.6% primarily due to our continued focus of a substantial portion of our resources and efforts on this product line since we believe it offers the highest potential for future growth, development of a more experienced and capable sales team, and recruitment and integration of third-party channel resellers.

•
WAFS revenue decreased by 19.1% primarily due to the marketplace anticipating the release of our next version of this product. In December 2015, we released WAFS 5.0 with additional features and functions as described above under Software Products and Services. The timing of this release resulted in the 2016 quarter being a period during which some of our potential customers were assessing this product before making a buying decision.

•
CuteFTP revenue decreased by 21.7% primarily as a result of our decision to focus most of our attention and resources on the EFT and WAFS product lines which we believe have a higher potential for future growth.

•	Other revenue decreased by 51.8% primarily due to some large sales of our Mail Express product in the 2015 quarter that were not replicated in the 2016 quarter.

Cost of Revenues.  These expenses are associated with the production, delivery and support of the products and services we sell.

Index

Cost of license revenue consists primarily of:

•	Amortization of capitalized software development costs we incur when producing our software products. This amortization begins when a product is ready for general release to the public.
•	Royalties we pay to use software developed by others for certain features of our products.
•	Fees we pay to third parties who provide services supporting our SaaS and cloud-based subscription solutions.

Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related costs of our employees and third parties we use to deliver these services.

Cost of revenue for software licenses as a percent of software license revenue was 28% in the 2016 quarter compared to 18% in the 2015 quarter.  In periods subsequent to the 2015 quarter, we released new software products and new versions of existing products and began amortizing the capitalized software development costs for those products. This additional expense amortization that began subsequent to the 2015 quarter increased cost of revenue in the 2016 quarter as compared to the 2015 quarter.

Cost of revenue for M&S as a percent of M&S revenue was substantially unchanged. This outcome was a result of a consistent application of our customer support delivery protocols and practices.

Cost of revenue for professional services as a percent of professional services revenue was 93% in the 2016 quarter as compared to 82% in the 2015 quarter. Variations of this cost of revenue as a percent of professional services revenue, which is relatively modest in terms of dollars and inherent to this part of our business, is due to the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working.

Sales and Marketing.  These expenses increased 26% primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increased sales commissions due to higher sales and providing enhanced incentives to our sales force.
•	Increased marketing activities related to competitive intelligence and channel development.

General and Administrative.  These expenses were substantially unchanged between periods. This consistent outcome was a result of our ongoing programs to manage these expenses.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Three Months Ended March 31,
	2016	2015
R&D expenditures capitalized	$488	$691
R&D expenditures expensed	627	529
Total R&D expenditures (non-GAAP measurement)	$1,115	$1,220
Total research and development expenditures decreased 8.6%. While the scope and magnitude of our software development activities has continued to grow between these periods, the cost of performing that work was less in the 2016 quarter compared to the 2015 quarter due to:
•	Increased use of our employees as an internal resource to do this work in the 2016 quarter compared to the 2015 quarter when we relied more on the use of higher cost, third-party software developers.
•	Enhancement of relationships with those third-party developers we continue to use by replacing legacy arrangements carrying higher costs with more cost effective and efficient arrangements.

Index

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

Other Income (Expense), Net.  The other expense (net) in both quarters consists primarily of interest income earned on long and short term investments.

Income Taxes.  Our effective tax rate was 30.8% for the 2016 quarter and 35.5% for the 2015 quarter. These rates differed from a federal statutory tax rate of 34% primarily due to:

•
The domestic production activities deduction in both quarters, and the research and development credit in the 2016 quarter only, that are items considered in our federal income tax return that are not part of our income before taxes on our financial statements.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements.

Our effective tax rate was lower in the 2016 quarter compared to the 2015 quarter due to the 2016 quarter including the benefit of the research and development tax credit whereas in the 2015 quarter, we did not record a research and development tax credit due to the legislation providing for that credit not being enacted until December 2015.

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
During the three months ended March 31, 2016, and the three months ended March 31, 2015, we earned approximately 14% and 10%, respectively, of our revenue from a single third party, channel reseller who purchases products from us and resells them to their customers. Approximately 17% of our accounts receivable as of March 31, 2016, were due from this customer with payment for substantially all such amounts having been subsequently received.
We earned approximately 27% of our revenue from customers outside the United States during both the three months ended March 31, 2016, and the three months ended March 31, 2015. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.
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
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II. Other Information
Item 1. Legal Proceedings
GlobalSCAPE has been named as one of a number of defendants in a patent infringement suit filed by Digital Reg of Texas, LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that we infringed a patent that regulates access to digital content.  In a previous lawsuit this plaintiff brought asserting infringement of this patent against Adobe Systems Inc., several of the claims of this patent were found to be invalid, a decision which Digital Reg appealed to the Federal Circuit.  The case against us was stayed until resolution of that appeal. On April 8, 2016, the Federal Circuit confirmed the prior finding that several of the claims of Digital Reg’s patent were invalid. We are currently waiting for the stay to be lifted in the suit against us so that we can determine our next steps with respect to the claim filed by Digital Reg. We believe we have meritorious defenses to the plaintiff’s claims and intend to defend the lawsuit vigorously. While we are early in this process such that it is not possible to reasonably determine the outcome of this lawsuit with any certainty, we believe any loss we could incur would be immaterial to our financial position and results of operations.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2015 Form 10-K filed with the Securities and Exchange Commission on March 3, 2016. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
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

GLOBALSCAPE, INC.

May 12, 2016	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer