Form 10-Q
period 2016-06-30
GLOBALSCAPE INC
filed 2016-08-10
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

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

As of July 31, 2016, there were 21,184,301 shares of common stock outstanding.

GlobalSCAPE Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2016

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

Index
Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)
Unaudited

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,990	$15,885
Short term investments	3,287	3,254
Accounts receivable (net of allowance for doubtful accounts of $335 and $325 in 2016 and 2015, respectively)	5,673	6,081
Federal income tax receivable	55	290
Prepaid and other expenses	777	511
Total current assets	26,782	26,021

Fixed assets, net	473	498
Capitalized software development costs	3,960	3,982
Goodwill	12,712	12,712
Deferred tax asset	893	940
Other assets	31	60
Total assets	$44,851	$44,213

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$742	$839
Accrued expenses	1,478	1,893
Deferred revenue	11,344	12,000
Income taxes payable	-	127
Total current liabilities	13,564	14,859

Deferred revenue, non-current portion	3,825	3,612
Other long term liabilities	37	44
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,584,582 and 21,383,467 shares issued at June 30, 2016, and December 31, 2015, respectively	21	21
Additional paid-in capital	20,580	19,583
Treasury stock, 403,581 shares, at cost, at June 30, 2016 and December 31, 2015	(1,452)	(1,452)
Retained earnings	8,276	7,546
Total stockholders’ equity	27,425	25,698
Total liabilities and stockholders’ equity	$44,851	$44,213

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Operating Revenues:
Software licenses	$2,893	$3,280	$5,192	$5,738
Maintenance and support	4,632	4,093	9,129	8,127
Professional services	731	490	1,345	878
Total Revenues	8,256	7,863	15,666	14,743
Cost of revenues
Software licenses	800	651	1,430	1,089
Maintenance and support	387	391	781	716
Professional services	587	335	1,156	652
Total cost of revenues	1,774	1,377	3,367	2,457
Gross profit	6,482	6,486	12,299	12,286
Operating expenses
Sales and marketing	2,792	2,476	5,693	4,771
General and administrative	1,712	1,457	3,445	3,180
Research and development	572	657	1,199	1,186
Total operating expenses	5,076	4,590	10,337	9,137
Income from operations	1,406	1,896	1,962	3,149
Other income (expense), net	27	23	60	34
Income before income taxes	1,433	1,919	2,022	3,183
Income tax expense	479	594	661	1,043
Net income	$954	$1,325	$1,361	$2,140
Comprehensive income	$954	$1,325	$1,361	$2,140

Net income per common share -
Basic	$0.05	$0.06	$0.07	$0.10
Diluted	$0.04	$0.06	$0.06	$0.10

Weighted average shares outstanding:
Basic	21,105	20,804	21,056	20,726
Diluted	21,689	21,324	21,655	21,201

Cash dividends declared per share	$0.015	$0.015	$0.030	$0.015

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(In thousands, except share amounts)
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balances at December 31, 2015	21,383,467	$21	$19,583	$(1,452)	$7,546	$25,698

Shares issued as a result of:
Stock options exercised	121,115		259			259

Stock-based compensation:
Stock options			360			360
Restricted stock	80,000		366			366

Net increase in excess tax benefit from stock-based compensation			12			12

Common stock cash dividends of $0.030 per share					(631)	(631)

Net income					1,361	1,361

Balances at June 30, 2016	21,584,582	$21	$20,580	$(1,452)	$8,276	$27,425

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Operating Activities:
Net income	$1,361	$2,140
Items not involving cash at the time they are recorded in the statement of operations:
Bad debt expense	52	127
Depreciation and amortization	1,006	682
Share-based compensation	500	315
Deferred taxes	47	(60)
Excess tax benefit from share-based compensation	(12)	(35)
Subtotal before changes in operating assets and liabilities	2,954	3,169
Changes in operating assets and liabilities:
Accounts receivable	356	1,130
Prepaid expenses	(40)	190
Deferred revenue	(443)	(1,247)
Accounts payable	(108)	(600)
Accrued expenses	(404)	(292)
Other Assets	29	5
Other long-term liabilities	(7)	(1)
Income tax receivable and payable	120	340
Net cash provided by operating activities	2,457	2,694
Investing Activities:
Software development costs capitalized	(846)	(1,107)
Purchase of property and equipment	(113)	(90)
Interest reinvested in long term investments	(33)	(32)
Net cash (used in) investing activities	(992)	(1,229)
Financing Activities:
Proceeds from exercise of stock options	259	307
Excess tax benefit from share-based compensation	12	35
Dividends paid	(631)	(312)
Net cash provided by (used in) financing activities	(360)	30

Net increase in cash	1,105	1,495
Cash at beginning of period	15,885	11,358
Cash at end of period	$16,990	$12,853

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$468	$696

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2016 and For the Three and Six Months Then Ended
(Unaudited)

1.    Nature of Business

We develop and sell computer software that provides secure information exchange, transfer and sharing capabilities for enterprises and consumers. Our primary business is selling and supporting managed file transfer, or MFT, software for enterprises. The brand name of our MFT product platform is Enhanced File Transfer, or EFT. We also sell other products that are synergistic to EFT including Mail Express, scConnect, WAFS, and CuteFTP.

We earn most of our revenue from the sale of products that are part of our EFT platform. We earn revenue from the sale of perpetual software licenses, providing products under software-as-a-service, or SaaS, subscriptions, providing maintenance and support services, or M&S, and offering professional services for product customization and integration.

Throughout these notes unless otherwise noted, our references to the 2016 quarter and the 2015 quarter refer to the three months ended June 30, 2016 and 2015, respectively.  Our references to the 2016 six months and the 2015 six months refer to the six months ended June 30, 2016 and 2015, respectively.

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

Our deferred revenue consists primarily of revenue to be earned in the future as we deliver services under M&S agreements. We bill our customers in advance for M&S services and record accounts receivable and deferred revenue in the same amount at the time we issue an invoice. We commence recognition of the deferred revenue as revenue only after the M&S period begins.

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

Effect of the reclassifications

The reclassifications were between cost of revenues and operating expenses and had no effect on revenue, income from operations, net income or earnings per share.  The following tables illustrate the effects of these reclassifications on previously reported amounts for the quarter and the six months ended June 30, 2015 ($ in thousands):

	Quarter Ended June 30, 2015
		Reclassification of Previously Reported Amounts
	As Previously Reported	Cost of Revenues	Capitalized Software Cost Amortization	Personnel Costs	Depreciation	Selling, General & Administrative	As Now Reported

Operating Revenues:
Software licenses	$3,280						$3,280
Maintenance and support	4,093						4,093
Professional services	490						490
Total revenues	7,863						7,863

Cost of Revenues:
Software licenses		324	327				651
Maintenance and support				391			391
Professional services		36		299			335
Total cost of revenues	-						1,377

Gross profit	-						6,486

Operating Expenses
Sales and marketing	-					2,476	2,476
General and administrative	-					1,457	1,457
Cost of Revenues	360	(360)					-
Selling, general and administrative	4,556			(690)	67	(3,933)	-
Research and development	657						657
Depreciation and amortization	394		(327)		(67)		-
Total operating expenses	5,967						4,590

Income from operations	1,896						1,896
Other income (expense), net	23						23
Income before income taxes	1,919						1,919
Income tax expense	594						594
Net income	$1,325						$1,325
Comprehensive income	$1,325						$1,325

Net income per common share -
Basic	$0.06						$0.06
Diluted	$0.06						$0.06

Index
	Six Months Ended June 30, 2015
		Reclassification of Previously Reported Amounts
	As Previously Reported	Cost of Revenues	Capitalized Software Cost Amortization	Personnel Costs	Depreciation	Selling, General & Administrative	As Now Reported

Operating Revenues:
Software licenses	$5,738						$5,738
Maintenance and support	8,127						8,127
Professional services	878						878
Total revenues	14,743						14,743

Cost of Revenues:
Software licenses		544	545				1,089
Maintenance and support				716			716
Professional services		64		588			652
Total cost of revenues	-						2,457

Gross profit	-						12,286

Operating Expenses
Sales and marketing	-					4,771	4,771
General and administrative	-					3,180	3,180
Cost of Revenues	608	(608)					-
Selling, general and administrative	9,118			(1,304)	137	(7,951)	-
Research and development	1,186						1,186
Depreciation and amortization	682		(545)		(137)		-
Total operating expenses	11,594						9,137

Income from operations	3,149						3,149
Other income (expense), net	34						34
Income before income taxes	3,183						3,183
Income tax expense	1,043						1,043
Net income	$2,140						$2,140
Comprehensive income	$2,140						$2,140

Net income per common share -
Basic	$0.10						$0.10
Diluted	$0.10						$0.10

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

Index

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

Index

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was $559,322 and $406,215 in the 2016 quarter and the 2015 quarter, respectively, and $966,763 and $782,543 in the 2016 six months and 2015 six months, respectively.

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

For restricted stock awards, we use the quoted price of our common stock on the grant date as the fair value of the award.  On the grant date, we record deferred compensation and the related common stock and paid-in-capital for the full amount of the fair value of the award. We recognize the deferred compensation as share-based compensation expense ratably over the vesting period of the restricted stock.

Income Taxes

We account for income taxes using the asset and liability method.  We record deferred tax assets and liabilities based on the difference between the tax basis of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets and liabilities are carried on the balance sheet with the presumption that they will be realizable in future periods in which we generate taxable income.

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

Index

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

In November 2015, the FASB, issued ASU No. 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes. ASU 2015-07 requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying financial statements in the manner described in the Note 6 below.

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

Index

4.    Capitalized Software Development Costs

Our capitalized software development costs profile was as follows: ($ in thousands):

	June 30,	December 31,
	2016	2015
Gross capitalized cost	$6,561	$5,714
Accumulated amortization	(2,601)	(1,732)
Net balance	$3,960	$3,982

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amount capitalized	$373	$416	$861	$1,107
Amortization expense	(438)	(327)	(868)	(545)

	Released	Unreleased
	Products	Products
Gross capitalized amount at June 30, 2016	$5,508	$1,053

Future amortization expense:
Six months ending December 31, 2016	874
Year ending December 31,
2017	1,365
2018	631
2019	26
Total	$2,896

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

5.    Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Share-based compensation expense	$278	$167	$500	$315

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	It authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards.
•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.

Index

•	Stock options we issue generally become exercisable ratably over a three-year period and expire ten years from the date of grant.
•	We issued no restricted stock awards under this plan during the 2016 or 2015 periods.
•	As of June 30, 2016, stock-based incentives for up to 204,495 shares remained available for issuance in the future under this plan.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2015	2,091,325	$2.45	6.09	$3,277
Granted	985,300	$3.58
Forfeited	(264,205)	$3.20
Exercised	(121,115)	$2.14
Outstanding at June 30, 2016	2,691,305	$2.80	6.24	$2,486

Exercisable at June 30, 2016	1,434,000	$2.28	3.52	$2,072

Additional information about our stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average fair value of options granted	$1.58	$1.41	$1.63	$1.38
Intrinsic value of options exercised	$110,709	$25,842	$182,454	$280,958
Cash received from stock options exercised	$137,130	$28,408	$258,801	$317,974

Number of options that vested	72,480	50,880	266,346	181,534
Fair value of options that vested	$117,328	$49,182	$376,313	$199,296

Unrecognized compensation expense related to non-vested options at end of period	$1,693,228	$814,783	$1,693,228	$814,783
Weighted average years over which non-vested option expense will be recognized	2.46	2.17	2.46	2.17

As of June 30, 2016
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	185,100	3.29	$1.15	185,100	$1.15
$1.47 - $2.32	652,205	4.14	$1.83	618,925	$1.84
$2.34 - $3.52	1,389,350	7.21	$3.13	499,975	$2.78
$3.53 - $4.21	463,000	7.44	$3.85	130,000	$4.10
Total options	2,689,655			1,434,000

Index

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected volatility	54%	57%	55%	57%
Expected annual dividend yield	1.50%	2.40%	1.50%	2.40%
Risk free rate of return	1.38%	1.58%	1.48%	1.58%
Expected option term (years)	6.00	6.00	6.00	6.00

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

•	As of June 30, 2016, stock based incentives for up to 340,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2015	80,000	$3.34
Shares granted with restrictions	80,000	$3.31
Shares vested and restrictions removed	(80,000)	$3.34	$276,000
Restricted Shares Outstanding at June 30, 2016	80,000	$3.31

Unrecognized compensation expense for non-vested shares as of June 30, 2016
Expense to be recognized in future periods	$223,561
Weighted average number of months over which expense is expected to be recognized	10.20

6.    Income Taxes

Our income tax expense reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income tax expense at federal statutory rate	$487	$652	$687	$1,082

Increase (decrease) in taxes resulting from:
Domestic production activities deduction	(38)	(17)	(58)	(47)
Research and development credit	(32)	-	(63)	-
Incentive stock options	19	-	35	-
State taxes, net of federal benefit	28	22	30	38
Increase in reserve for uncertain tax positions	4	(51)	10	(51)
Other	11	(12)	20	21
Income tax expense per the statement of operations	$479	$594	$661	$1,043

Index

We claim the research and experimentation tax credit, or R&D tax credit, on our tax returns and have included the effect of those credits in our provisions for income taxes. The Internal Revenue Service, or IRS, has completed its routine examination of our tax returns through 2010 with their findings resulting in a larger portion of the R&D tax credit we claimed being allowed than we had previously estimated. Our tax returns for 2011 and later remain subject to examination by the IRS.  We believe it more-likely-than-not that examination of those tax returns for 2011 and later could result in a portion of the R&D tax credits we claimed for those years not being allowed by the IRS.  After considering the effects of these items collectively, as of June 30, 2016, we have a reserve of $100,000 against R&D tax credits claimed on our tax returns for 2011 and later due to the uncertainty of sustaining those credits.

As of June 30, 2016, we had federal income tax net operating loss carry forwards of $356,000 available to offset future federal taxable income, if any. These carry forwards expire in 2030 and 2031. We have recorded a deferred tax asset for the estimated future tax benefits we believe we will realize from the application of these carryforwards against future taxable income.

We have a capital loss carryforward of $3.2 million available for use through 2017 to offset future capital gains for federal income tax purposes. We also have approximately $138,000 of research and development activities tax credits available to offset future Texas franchise tax expense through 2037. We have not recorded a deferred tax asset for these carryforwards due to the uncertainty of the whether or not we will have items in our tax computations in future periods against which to apply these carryforwards.

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes. ASU 2015-07 requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying financial statements. This implementation resulted in the previously reported current deferred tax asset of $406,000 as of June 30, 2015, being reclassified and combined with the previously reported non-current deferred asset of $346,000 as of that date to yield a non-current deferred tax asset balance of $752,000 being reported as of June 30, 2015.

7.    Earnings per Common Share

Earnings per share for the periods indicated were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$954	$1,325	$1,361	$2,140

Weighted average shares outstanding - basic	21,105	20,804	21,056	20,726
Stock options	584	520	599	475
Weighted average shares outstanding - diluted	21,689	21,324	21,655	21,201

Net income per common share - basic	$0.05	$0.06	$0.07	$0.10
Net income per common share - diluted	$0.04	$0.06	$0.06	$0.10

8.    Dividends

During 2016, our Board of Directors declared quarterly dividends as follows:

	March 31, 2016	June 30, 2016
Dividend per share of common stock	$0.015	$0.015
Dividend record date	February 23, 2016	May 23, 2016
Dividend payment date	March 3, 2016	June 1, 2016

Index

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

10.    Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. During the 2016 quarter and 2015 quarter, we earned approximately 8% and 16%, respectively, of our revenue from such sales through our largest, third party, channel distributor. During the 2016 six months and 2015 six months, we earned approximately 11% and 13%, respectively, of our revenue from such sales through our largest, third party, channel distributor. As of June 30, 2016, approximately 11% of our accounts receivable were due from this customer with payment for substantially all such amounts having been received subsequent to that date.

11.    Segment and Geographic Disclosures

Revenues derived from customers and partners located in the United States accounted for approximately 76% and 74% of the Company’s total revenues in 2016 and 2015 quarter, respectively, and 74% of the Company’s total revenues for both the 2016 and 2015 six months.  The remaining revenues were from customers and partners located in foreign countries with each individual foreign country accounting for less than 10% of total revenues in the 2016 quarter and the 2015 quarter and in the 2016 six months and 2015 six months.  The Company attributes revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of June 30, 2016 and 2015.

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

In the following discussion, our references to the 2016 quarter and the 2015 quarter refer to the three months ended June 30, 2016 and 2015, respectively.  Our references to the 2016 six months and the 2015 six months refer to the six months ended June 20, 2016 and 2015, respectively.

Overview

We develop and sell computer software that provides secure information exchange, transfer and sharing capabilities for enterprises and consumers. We have been in business for twenty years and have sold our products to thousands of enterprises and more than one million individual consumers throughout the world.

Our primary business is selling and supporting managed file transfer, or MFT, software for enterprises. The brand name of our MFT product platform is Enhanced File Transfer, or EFT. We also sell other products that are synergistic to EFT including Mail Express, scConnect, WAFS, and CuteFTP.

We earn most of our revenue from the sale of products that are part of our EFT platform. We earn revenue from the sale of perpetual software licenses, providing products under software-as-a-service, or SaaS, subscriptions, providing maintenance and support services, or M&S, and offering professional services for product customization and integration.

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research and development, marketing and sales will focus on that environment. We believe our products and business capabilities are well-positioned to compete effectively in the market for MFT products.  For a more comprehensive discussion of the products we sell and the services we offer, see Software Products and Services below.

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2016:
-	Earned awards from Info Security Guide in several categories, including:
o	EFT Workspaces – Gold Winner in BYOD Security.
o	Enhanced File Transfer – Silver Winner in Compliance.
o	EFT Cloud Services – Bronze Winner in Cloud Security.
o	Mail Express – Bronze Winner in Email Security and Management.
-	Received a 5-Star rating in The Channel Company’s CRN 2016 Partner Program Guide for the second year in a row.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the sixth year in a row with a ranking of #16 in the medium size category.
-	Honored as the HR Employer of the Year and Excellence in Engagement Strategy in North America by the HRO Today Services and Technology Association.
-	Recognized by the San Antonio Business Journal as a 2016 Best Place to Work, making this the fifth time GlobalSCAPE has received this honor.
-	Named by Computerworld as one of the best companies to work for in IT for the third consecutive year with a ranking of #3 in the small company category.

Index

•	In 2015:
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

Revenue Growth

We believe annual revenue growth is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends. We believe our revenue growth is primarily dependent upon executing our business strategies which include:

•	Ongoing innovation of our core EFT platform and its expansion into broader segments of the market.
•	Developing emerging technologies and/or acquiring products with features that build upon and add capabilities to our EFT platform.
•	Continuing the evolution of enhanced demand generation activities including marketing, customer-facing, and partner-facing programs.

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work.

In sales and marketing, we have made and continue to make ongoing changes including:

•	Increasing sales staff capacity as needed to address our markets.
•	Aligning our sales group to enhance its industry and geographic focus.
•	Implementing new sales and marketing campaigns.
•	Using third party digital marketing experts with search engine optimization expertise to enhance our efforts in this area.
•	Evolving our lead generation programs to increase our sales staff’s exposure to potential purchasers.
•	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

Index

As part of growing revenue in total, we are focused on increasing license revenue both in terms of absolute dollars and as a percent of total revenue. When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed enterprise products also purchase an M&S contract. Most of our M&S contracts are for one year although we also sell multi-year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract. We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase enterprise software license revenue in future periods. For these reasons, we expect M&S revenue will remain a substantial part of our total revenue.

See Comparison of the Statement of Operations for the Three Months Ended March 31, 2016 and 2015 and Comparison of the Statement of Operations for the Six Months Ended June 30, 2016 and 2015 for a discussion of trends in our revenue growth that we monitor using this metric.

Bookings (Non-GAAP Measurement)

Bookings is a business metric we use to measure the success of our sales and marketing programs and the effectiveness of our sales and marketing teams. Bookings arise from sales of software licenses, M&S, and professional services to our customers that consist of:

•	Invoiced amounts for products and services we have delivered and for which we recognize revenue currently.
•	Invoiced amounts for products and services we will deliver in the future and for which we will recognize revenue in those future periods.
•	Statements of work under which customers have engaged us to deliver professional services which we will invoice in the future as we complete that work.

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

Our bookings trends and the reconciliation of bookings to revenue are as follows ($ in thousands):

	Three Months Ending June 30,		Six Months Ending June 30,
	2016	2015	2016	2015

Bookings	$8,179	$7,874	$15,958	$14,192
Products and services sold for which we will recognize revenue at a future date when the goods and services are delivered to and accepted by the customer	(6,416)	(4,430)	(12,342)	(8,114)
Products and services delivered to and accepted by the customer for which revenue recognition had been deferred at the time of booking	6,493	4,419	12,050	8,665
Revenue	$8,256	$7,863	$15,666	$14,743

Bookings increased during the 2016 quarter compared to the 2015 quarter and during the 2016 six months compared to the 2015 six months primarily as a result of our product development and sales and marketing activities discussed above under Revenue Growth.

Index

Adjusted EBITDA

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) to measure profitability and cash flow from our core operating activities. We monitor and review our cost of revenues as well as our operating expenses to assess conformance with established budget expectations. When we see variations from budget, we consider the relevant facts and circumstances and adjust our activities to the extent we deem necessary.

Adjusted EBITDA is not a measure of financial performance under GAAP and should not be considered a substitute for net income. Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other income statement data prepared in accordance with GAAP.

Previously, this key business metric was named Adjusted EBITDA Excluding Infrequent Items. We have not had any infrequent items in recent periods and do not expect any in the foreseeable future. As a result, we have removed the infrequent item component from this key business metric.

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Income from operations	$1,406	$1,896	$1,962	$3,149
Add (subtract) items to determine adjusted EBITDA:
Depreciation and amortization:
Total depreciation and amortization	511	394	1,006	682
Amortization of capitalized software development costs	(438)	(327)	(868)	(545)
Stock-based compensation expense	278	167	500	315
Adjusted EBITDA	$1,757	$2,130	$2,600	$3,601

See the section below comparing our results of operations for the 2016 quarter and the 2015 quarter and the 2016 six months and 2015 six months for discussion of the variances between periods in the components comprising Adjusted EBITDA.

Software Products and Services

We develop and sell computer software that provides secure information exchange, file transfer and file sharing capabilities for enterprises and consumers. We have been in business for twenty years and have sold our products to thousands of enterprises and more than one million individual consumers throughout the world.

Our primary business is selling and supporting MFT software for enterprises. MFT software facilitates the transfer of data from one location to another across a computer network within a single enterprise or between multiple computer networks in multiple enterprises. These transfers may be ongoing, repetitive activities executed by automated software routines that occur without human intervention, or they may be transfers that people create and complete in the absence of automated routines or as a result of ad-hoc, special situations that arise from time-to-time. Examples of enterprise-level activities that rely on MFT software include:

•
Transfer of transactional information within an enterprise on a repetitive basis from one geographic location to another, such as a transfer of deposit and withdrawal information throughout the day from a branch of a bank to a central data processing center at another location.

•
Movement of accumulated information within an enterprise from one data processing application to another on a periodic basis, such as a transfer of bi-weekly payroll information from a payroll system that is used to pay employees to a job cost system that is used to manage the cost of a project.

•
Exchange of information between enterprises to facilitate the completion of one or more business transactions, such as a retailer transmitting inventory purchasing requirements produced by its material requirements planning system to an order entry system at a supplying vendor.

Index

We have multiple revenue streams from our MFT products that include:

•	Perpetual software licenses under which customers install our products in their information systems environment.
•	Cloud-based SaaS hosted solutions to which our customers subscribe and pay us a recurring, monthly fee to access the service.
•	M&S.
•	Professional services for product customization and integration.

We also sell products that can be synergistic to our MFT products. These products have capabilities that:

•	Support information sharing and exchange capabilities using traditional email systems.
•	Enable enterprise file synchronization and sharing.
•
Enhance the ability to replicate, share and backup files within a wide area network or local area network, thereby allowing users to access their data at higher speeds than possible with most alternate approaches.

•	Support file transfers by individuals and small businesses.

We earn most of our revenue from the sale of our MFT products to support business-to-business activities. We are strategically focused on selling products in that environment such that the majority of our resources that we will expend in the future for product research and development, marketing and sales will concentrate on the MFT business-to-business market. We believe our products and business capabilities are well-positioned to compete effectively in that market.

Some of our products support consumer-oriented file transfers and file sharing. Even though these products are profitable on an overall basis, we anticipate the future resources we will expend related to products sold to consumers and the associated revenue we earn from those products will continue to be a minor part of our business.

The following is a summary description of our specific products and solutions.

Managed File Transfer – Enhanced File Transfer Platform

Enhanced File Transfer, or EFT, is the brand name of our core MFT platform and services. EFT was a Silver Winner in the Compliance category and Gold Winner in the BYOD category of the 2016 Info Security Products Guide Global Excellence Awards.

The EFT platform provides users the ability to securely transmit data and information from one location to another using any number of files of any size or configuration. It facilitates management, monitoring, and reporting on file transfers and delivers advanced data transfer workflow capabilities to move data and information into, out of, and throughout an enterprise. Notable features and capabilities of the EFT platform include:

•
State-of-the-art, enterprise-level security when transferring information within or between computer networks as well as for collaboration with business partners, customers, and employees. EFT provides automation that supports effective integration of back-end systems. It has built-in regulatory compliance, governance, and visibility controls to provide a means of safely maintaining information. EFT offers a high level of performance and scalability to support operational efficiency and maintain business continuity. Administrative tools are provided at various levels of granularity to allow for complete control and monitoring of file transfer activities.

•
Transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling the secure, flexible transmission of critical information using servers, desktop, and notebook computers and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.

•
Compliance with government regulations and industry standards relating to the protection of information while allowing users to reduce information systems and technologies costs, increase efficiency, track and audit transactions, and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration, and continuous data backup and recovery to our customers.

Index

The EFT platform provides a common, scalable MFT environment that accommodates a broad family of accompanying modules to provide enterprises with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. Various, optional modules allow users to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities.

During the past several quarters, we have released new versions of our EFT platform and new modules which added several enhancements and capabilities including:

•
Accelerate, which is an accelerated file transfer module that boosts the speed and efficiency of secure data transfers and allows for the fast transfer of large files over disparate geographic distances.

•
Workspaces, which is a file-sharing module that allows employees to create their own groups and assign permissions for those groups, much like a virtual data room, to provide access to files for which they themselves have access on the EFT server.  This functionality is accomplished without compromising the security, control, and governance of those files.

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

We continue to enhance the EFT platform with capabilities that improve its speed and responsiveness of performance, provide additional administration flexibility supporting cross-platform implementation with our DMZ Gateway solution, offer business activity monitoring, and provide additional language support.

Most EFT customers choose to purchase a perpetual software license for a one-time fee paid at the time of purchase and under which they install the software on equipment they own and/or manage. In almost all cases, they also purchase ongoing M&S for which they pay us a recurring, annual amount that typically is 20% to 30% of the price of the software license.

If a customer prefers to use the capabilities of EFT in a SaaS fashion, we offer EFT Cloud Services. The EFT platform delivered in this manner has the same features and functionality as our EFT platform installed at a customer site. EFT Cloud Services allows users to reduce their upfront cost and achieve other recognized benefits of cloud-based managed file transfer SaaS subscription solutions, including strong service level agreements for information technologies infrastructure reliability and performance.

EFT Cloud Services provides a flexible continuum of features and functions that gives the user the ability to pick and choose the extent to which they want to own or outsource the capabilities of our EFT platform. EFT Cloud Services gives organizations the flexibility of either a hybrid cloud or virtual environment with the security of an on-premises managed file transfer solution. Users of EFT Cloud Services have the option to work with a variety of top hosting providers that best fit their needs. We offer flexible subscription pricing under one, two, and three-year contracts that can help our customers minimize or eliminate upfront capital expenditures and possibly reduce their ongoing operating costs.

We earn most of our revenue from our products and services related to our EFT platform. Currently, most of this revenue is from sales of perpetual software licenses, paid as a one-time fee, along with an M&S contract that creates recurring revenue. Subscription revenue from EFT Cloud Services is increasing but is not yet a material portion of the total revenue from our EFT platform. Most of the resources we expend, and expect to expend in the future, relate to development, marketing, sales and support of the EFT platform in a business-to-business environment.

Index

Secure Information Sharing and Exchange Solution – Mail Express

Mail Express is a solution that provides secure information sharing and exchange capabilities leveraging traditional email workflow. It is a stand-alone product installed in a client-server environment that allows users to send and receive secure, encrypted e-mail and attachments of virtually unlimited size. Mail Express was a Bronze Winner in the Email Security and Management category of the 2015 Info Security Products Guide Global Excellence Awards.

To broaden the appeal and capabilities of Mail Express, we are developing functionality that integrates the features of Mail Express into the EFT platform. This integration will take the superior control, visibility and monitoring capabilities of the EFT platform and make them available to administrators and users in an email environment.  This integrated product will improve operational efficiency by providing a coordinated user interface through which data movement activities using both our EFT and Mail Express products can be managed.

File Synchronization and Sharing Solution - scConnect

scConnect, is our on-premises, enterprise file synchronization and sharing solution. It provides users with the ability to share and access data anytime on any device, while providing information technology department administrators with the tools necessary to maintain the security of sensitive enterprise information and to control and monitor user access and activity. scConnect enables secure collaboration without involving third-party servers.

We continue to develop the features and functions of scConnect. As part of our development of this product, we intend to eventually integrate its capabilities into the functionality of our EFT platform.

Wide Area File Services Solution - WAFS

Our WAFS software product uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, thereby allowing users to access their data at higher speeds than possible with most alternate approaches. The software uses byte-level differencing technology to update changes to files with minimal impact on network bandwidth while also ensuring that files are never overwritten, even if opened by other remote users. Other key features of WAFS include native file locking, replication to multiple locations simultaneously, adherence to access control list file permissions, and full UTF-8 support.

We will continue selling WAFS as a stand-alone product and providing M&S services to customers who purchased WAFS in the past and who purchase it in the future. We do not expect to expend significant resources in the future expanding the features and capabilities of WAFS.

File Transfer Solution for Consumers - CuteFTP

CuteFTP is our original product introduced in 1996. It is a file transfer program generally used by individuals and small businesses. It remains popular today and generates incremental revenue for us at a relatively low cost.

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

We will continue selling CuteFTP as a stand-alone product and providing M&S services to customers who purchased CuteFTP in the past and who purchase it in the future. We do not expect to expend significant resources in the future expanding the features and capabilities of CuteFTP.

Index

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

Maintenance and Support

We offer M&S contracts to licensees of all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of our M&S contract.  Standard technical support services are provided via email and telephone during our regular business hours.  For certain of our products, we offer a Platinum M&S contract which provides access to emergency technical assistance 24 hours per day, 7 days a week.

Most of our M&S contracts are for one year although we also sell multi-year contracts. M&S is purchased by substantially all buyers of our EFT platform as well as by many customers who purchase our other products. Customers with M&S pay us a recurring, annual amount that is typically 20% to 30% of the software license price. A majority of our customers with M&S contracts renew them each year.

Solution Perspective and Trends

The components of our revenue are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015

		% of Total		% of Total		% of Total		% of Total
	Amount	Revenue	Amount	Revenue	Amount	Revenue	Amount	Revenue
Revenue by Type
Software licenses	$2,893	35.0%	$3,280	41.7%	$5,192	33.1%	$5,738	38.9%
Maintenance and support	4,632	56.1%	4,093	52.1%	9,129	58.3%	8,127	55.1%
Professional services	731	8.9%	490	6.2%	1,345	8.6%	878	6.0%
Total Revenue	$8,256	100.0%	$7,863	100.0%	$15,666	100.0%	$14,743	100.0%

Revenue by Product
EFT Enterprise and Standard	$7,681	93.0%	$7,155	91.1%	$14,466	92.3%	$13,077	88.7%
Wide Area File Services	215	2.6%	240	3.1%	449	2.9%	528	3.6%
CuteFTP	178	2.2%	199	2.5%	355	2.3%	426	2.9%
Other	182	2.2%	269	3.3%	396	2.5%	712	4.8%
Total Revenue	$8,256	100.0%	$7,863	100.0%	$15,666	100.0%	$14,743	100.0%

We earn revenue primarily from the following activities:

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

Index

We earn most of our revenue from the sale of our EFT platform products and the associated M&S and professional services related to those products. With our core competency being in products that address the managed file transfer market, we believe our EFT platform products provide the best opportunity for our future growth. Accordingly, expansion of the capabilities of the EFT platform will be our primary focus in the future. While we will continue to sell and support our other products for the foreseeable future, they will not be an area of emphasis for us going forward.

We believe that continuing to offer licensed products installed on-premises for which we recognize revenue up-front and that carry with them a recurring M&S revenue stream is important to our future success. At the same time, we recognize that a migration of capabilities to a SaaS platform is attractive to a growing number of customers. We have, and have had for quite some time, all those capabilities in place to deliver our EFT platform in that manner. However, this migration has resulted in some near-term decreases in license revenue, and may result in similar decreases in future periods, because it typically takes about 24 months of SaaS revenue to yield total revenue equivalent to that realized up-front from the sale of a license for an on-premise installation.

During the 2016 quarter, we reviewed the allocation of our product research and development resources across all of our products. As a result of that review, we decided that in the future, we will adjust that allocation to focus most of our engineering resources involved in product research and development on our EFT platform products in order to expand their capabilities and to remain positioned to be responsive to the evolving needs of our customers.

Over the past few years, we have developed and offered individual product lines that include EFT, Mail Express, WAFS, scConnect and CuteFTP. Each of these product lines addresses distinct needs in the marketplace. While some customers purchase products from more than one of these product lines, for the most part, customers in a particular market or vertical have needs that are addressed by only one of these products and, therefore, purchase only that product. With respect to Mail Express and scConnect, while we will continue to offer them as stand-alone products for the time being, the engineering resources we allocate to these technologies will focus on migrating them to becoming an integrated component of our EFT platform. We do not expect to expend significant resources in the future on expanding the features and capabilities of WAFS and CuteFTP although we will continue to sell those products and support them.

We have continued to expand the capabilities of our software engineering group through ongoing enhancement of our organizational structure and adding resources and expertise as required. As result, we are able to optimize the manner in which we assess the development of new technologies, enhance our approach to managing those projects and shorten the timelines required to accomplish our objectives.

To increase the rate of growth in our overall revenue, we continue to evolve our sales and marketing capabilities and programs through activities that have included:

•	Increasing sales staffing and capabilities as needed to address our markets.
•	Aligning our sales group to enhance its industry and geographic focus.
•	Implementing new sales and marketing campaigns.
•	Evolving our lead generation programs to increase our sales staff’s exposure to potential purchasers.
•	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

Our total revenue increased 5.0% in the 2016 quarter compared to the 2015 quarter and 6.3% in the 2016 six months compared to the 2015 six months. Our M&S and professional services revenue increased while our license revenue decreased. For a more complete discussion of these revenue trends, see Comparison of the Statement of Operations for the Three Months Ended June 30, 2016 and 2015 and Comparison of the Statement of Operations for the Six Months Ended June 30, 2016 and 2015.

Index

Liquidity and Capital Resources

Our cash and working capital positions were as follows ($ in thousands):

	June 30, 2016	December 31, 2015	June 30, 2015
Cash and cash equivalents	$16,990	$15,885	$12,853
Short term investments	3,287	3,254	3,217
Total cash, cash equivalents and long term investments	$20,277	$19,139	$16,070

Working capital	$13,218	$11,162	$5,762
Deferred revenue, current portion	11,344	12,000	10,360
Working capital plus current deferred revenue (non-GAAP presentation)	$24,562	$23,162	$16,122

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

We rely on cash on hand and cash flows from operations to fund our operating activities and believe those items will be our principal sources of capital for the foreseeable future. If our revenue declines and/or our expenses increase, our cash flow from operations and cash on hand could decline.  We plan to expend significant resources in the future for research and development of our products and expansion and enhancement of our sales and marketing activities. If sales decline or if our liquidity is otherwise under duress, we could substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate certain research and development and sales and marketing expenditures. We may also sell equity or debt securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Six Months Ended June 30,
	2016	2015
Operating activities	$2,457	$2,694
Investing activities	(992)	(1,229)
Financing activities	(360)	30

Our cash provided by operating activities decreased during the 2016 six months compared to the 2015 six months primarily due to the following factors:

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Condensed Consolidated Statements of Cash Flow, decreased $215,000. See the section below under Comparison of the Statement of Operations for the Six Months Ended June 30, 2016 and 2015 for a discussion of the changes in the components of these amounts.

•
Accounts receivable decreased $356,000 in the 2016 six months which provided less cash than the $1.1 million decrease in the 2015 six months. In the 2015 six months, we continued to increase our collection activities to improve our accounts receivable position. Due to the success of those activities, we experienced larger-than-typical accounts receivable collections during the 2015 six months. Subsequent to that effort, our accounts receivable collection activities and balances normalized resulting in the level of collections necessary to sustain the desired accounts receivable balance being lower.

Index

•
Income tax receivable and payable decreased $120,000 in the 2016 six months compared to decreasing $340,000 in the 2015 six months. The change in the amount of the decrease is a result of changes in the level of our taxable income between periods and normal variations in the timing of our tax payments.

•
Accrued expenses decreased $404,000 during the 2016 quarter compared to decreasing $292,000 during the 2015 quarter. The change in the amount of the decrease was due to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as a part of our financial statements.

Offset by:

•
Deferred revenue decreased $443,000 during the 2016 six months compared to decreasing $ 1.2 million in the 2015 six months. Deferred revenue arises primarily from our M&S contracts and increases when we book those contracts with customers and decreases as we recognize revenue from those contracts over the period we deliver the M&S services. A multi-year contract generally results in a higher deferred revenue amount at the inception of the contract than does a comparable single-year contract. During the 2016 six months, the number and value of multi-year M&S contracts we recorded increased compared to the 2015 six months. This increase resulted in higher initial deferred revenue amounts from new contracts in the 2016 six months than in the 2015 six months which in turn provided a higher offset to the amortization of deferred revenue to income and, therefore, a smaller decrease in total deferred revenue.

•
Accounts payable decreased $108,000 during the 2016 six months compared to decreasing $600,000 in the 2015 six months. The change in the amount of the decrease was due to the payment during the 2015 six months of certain large obligations to third-party software developers which was not repeated in the 2016 six months as a result of our increased use of internal resources to develop our products and normal variations in the timing of payments to our vendors.

•
Prepaid expenses increasing $40,000 during the 2016 six months compared to decreasing $190,000 in the 2015 six months primarily due to prepayment of insurance premiums on a portion of our business insurance that we renewed during the 2016 six months for which there was not a similar renewal during the 2015 six months.

The amount of cash we used for investing activities during the 2016 six months decreased compared to the 2015 six months with the primary component of that decrease relating to software development costs that were capitalized. The scope and magnitude of our software development activities was substantially the same between these periods. However, in the 2015 six months, we used more third-party resources to perform this work than we used in the 2016 six months when we increased the portion of this work performed by our employees for which the cost to us is lower than third-party resources.

Our financing activities provided cash in the 2015 six months and used cash in the 2016 six months. This change was primarily due to the following factors:

•
We received more cash from the exercise of stock options in the 2015 six months than in the 2016 six months primarily due to a large stock option exercise by an employee in the 2015 six months for which there was no similar event in the 2016 six months.

•	The payment of two cash dividends during the 2016 six months with only one such payment made during the 2015 six months.

Contractual Obligations and Commitments

At June 30, 2016, our contractual obligations and commitments consisted primarily of the following items:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $15.2 million. Those future services primarily relate to our obligations under M&S contracts for which we have received advance payment. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

Index

•
Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

•	Operating lease for our office space.
•	Federal and state taxes.

Our non-cancellable, contractual obligations at June 30, 2016, consisted primarily of the lease for our office space with amounts due as follows ($ in thousands):

	Amounts Due for the Period
	Six Months Ending December 31,	Fiscal Years
	2016	2017 - 2018	2019 - 2020	Thereafter	Total

Operating leases	$180	$720	$120	$-	$1,020

As of June 30, 2016, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

We plan to continue to expend significant resources in the future on product development, sales and marketing which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.

Comparison of the Statement of Operations for the Three Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,
	2016	2015	$ Change
	$ in thousands

Total revenues	$8,256	$7,863	$393
Total cost of revenues	1,774	1,377	397
Gross profit	6,482	6,486	(4)
Operating expenses
Sales and marketing	2,792	2,476	316
General and administrative	1,712	1,457	255
Research and development	572	657	(85)
Total operating expenses	5,076	4,590	486
Income from operations	1,406	1,896	(490)
Other income (expense), net	27	23	4
Income before income taxes	1,433	1,919	(486)
Income tax expense	479	594	(115)
Net income	$954	$1,325	$(371)

In the discussion below, we refer to the three months ended June 30, 2016, as the “2016 quarter” and the three months ended June 30, 2015, as the “2015 quarter”. The percentage changes cited in our discussions are based on the 2016 quarter amounts compared to the 2015 quarter amounts.

Index

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended June 30,
	2016		2015
	$ in thousands

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Type
Software licenses	$2,893	35.0%	$3,280	41.7%
Maintenance and support	4,632	56.1%	4,093	52.1%
Professional services	731	8.9%	490	6.2%
Total Revenue	$8,256	100.0%	$7,863	100.0%

Revenue by Product
EFT Enterprise and Standard	$7,681	93.0%	$7,155	91.0%
Wide Area File Services	215	2.6%	240	3.1%
CuteFTP	178	2.2%	199	2.5%
Other	182	2.2%	269	3.4%
Total Revenue	$8,256	100.0%	$7,863	100.0%

Trends in Revenue by Type

Software Licenses - Our software license revenue decreased 11.8%. Most of the decrease in software license revenue resulted from decreased license revenue from our EFT products which was a result of the following factors:

•
Based on a review during the 2016 quarter as to how we had been allocating our product research and development resources across all of our products, we determined that we had been allocating resources to the development of our EFT platform at a level less than that necessary to allow our sales and marketing activities to continue to yield growth in license revenue from that product. As a result, we experienced a decrease in EFT license revenue. In the future, we intend to adjust this allocation to focus most of the resources of our software engineering group on our EFT platform products with an objective of increasing our EFT license revenue.

•
We earn most of our license revenue from customers purchasing EFT licenses that allows them to install the product on their computers. In almost all cases, we recognize as revenue the selling price of that license in full at the time we deliver the product. We also offer EFT Cloud which is our SaaS offering for which customers pay us a monthly fee to subscribe to that service. This service generally requires about two years of subscription fees before the cumulative revenue we earn from equals the amount of revenue we would have earned from the sale of a traditional EFT license at the time of delivery. We report revenue from both of these delivery methods as software license revenue. The number of customers subscribing to our EFT Cloud service increased during the 2016 quarter compared to prior periods which caused us to recognize less revenue from those customers than had they purchased an EFT license to install our product on their computers.

M&S Revenue - M&S revenue increased 13.2% primarily as a result of ongoing license sales for EFT Enterprise and Standard that are almost always accompanied by an M&S contract and sustained high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewal rates result from our programs designed to provide high-quality and responsive M&S service to our customers.

Index

When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products also purchase an M&S contract. In general and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates.

We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. Ongoing license revenue provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue yielding sustainable M&S revenue as we continue to sell our enterprise software products in future periods.

Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract.

Professional Services Revenue - Professional services revenue increased by 49.2% due to our sales and marketing programs designed to increase the frequency of sales of professional services  and our enhanced focus on managing our queue of professional services projects so as to deliver our work product to our customers sooner and in-turn accelerate our ability to recognize revenue from these projects.

Trends in Revenue by Product

EFT Enterprise and Standard - We earn a substantial portion of our revenue selling our EFT platform products and providing M&S and professional services related to those products. We believe these products present the best opportunity for increasing our revenue. While our software license revenue from our EFT platform decreased for the reasons discussed above under Trends in Revenue by Type-Software Licenses, this decrease was offset by increases in our M&S and professional services revenue for the reasons described above under Trends in Revenue by Type-M&S Revenue and Professional Services Revenue resulting in an increase of 7.4% for the 2016 quarter in our total revenue from EFT Enterprise and Standard.

WAFS, CuteFTP and Other - The total of license and M&S revenue from WAFS decreased 10.4%, from CuteFTP decreased 10.6% and from other products decreased 32.3%. Revenue from these products is less than 10% of our total revenue, and we earn no significant professional services revenue from these products. These decreases in revenue were a result of our primary focus being on the development, marketing and sales of our EFT platform products as discussed above under Solution Perspective and Trends.

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

Cost of revenue for software licenses increased by 23% during the 2016 quarter. As a percent of software license revenue, cost of revenue was 28% in the 2016 quarter compared to 20% in the 2015 quarter.  These increases were the result of our releasing new software products and new versions of existing products in periods subsequent to the 2015 quarter and the commencement of amortizing the capitalized software development costs for those products. This additional expense amortization that began subsequent to the 2015 quarter increased cost of revenue in the 2016 quarter as compared to the 2015 quarter.

Index

Cost of revenue for M&S in absolute dollars was substantially unchanged and as a percent of M&S revenue decreased 1.2%. The cost of delivering M&S can vary slightly up or down from period-to-period, but such changes are typically not indicative of long term trends or permanent changes in our cost of delivering M&S. Our gross margin on these services generally remains greater than 90% as a result of a consistent application of our customer support delivery protocols and practices.

Cost of revenue for professional services in absolute dollars increased 75% and as a percent of professional services revenue was 80% in the 2016 quarter as compared to 68% in the 2015 quarter. These variations result from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. In addition, increased demand for our professional services caused us to engage third-party service providers, for which the cost is higher than the cost of using our own personnel, to ensure we maintain our high standard of delivering quality, timely services.

Sales and Marketing.  These expenses increased 13% primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increasing marketing activities related to competitive intelligence and channel development.

General and Administrative.  These expenses increased 18%. Our chief executive officer at the beginning of the 2016 quarter resigned during that quarter. The severance arrangement related to this resignation included a modification of certain stock options held by him to accelerate their vesting and to extend the period during which they can be exercised. This modification resulted in a one-time share-based compensation expense that was the primary cause of the increase in our general and administrative expense.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Three Months Ended June 30,
	2016	2015
R&D expenditures capitalized	$373	$416
R&D expenditures expensed	572	657
Total R&D expenditures (non-GAAP measurement)	$945	$1,073

Total research and development expenditures decreased 11.9%. While the scope and magnitude of our software development activities has continued to grow between these periods, the cost of performing that work was less in the 2016 quarter compared to the 2015 quarter due to:

•	Increased use of our employees as an internal resource to do this work in the 2016 quarter compared to the 2015 quarter when we relied more on the use of higher cost, third-party software developers.
•	Enhancement of relationships with those third-party developers we continue to use by replacing legacy arrangements carrying higher costs with more cost effective and efficient arrangements.
•
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

Income Taxes.  Our effective tax rate was 33.4% for the 2016 quarter and 31.0% for the 2015 quarter. These rates differed from a federal statutory tax rate of 34% primarily due to:

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

Our effective tax rate was higher in the 2016 quarter compared to the 2015 quarter due to a reduction in our reserves for uncertain tax positions in the 2015 quarter due to the final results of an Internal Revenue Service examination of our federal income tax returns for 2008, 2009 and 2010 being more favorable than we previously estimated.

Comparison of the Statement of Operations for the Six Months Ended June 30, 2016 and 2015

	Six Months Ended June 30,
	2016	2015	$ Change
	$ in thousands

Total revenues	$15,666	$14,743	$923
Total cost of revenues	3,367	2,457	910
Gross profit	12,299	12,286	13
Operating expenses
Sales and marketing	5,693	4,771	922
General and administrative	3,445	3,180	265
Research and development	1,199	1,186	13
Total operating expenses	10,337	9,137	1,200
Income from operations	1,962	3,149	(1,187)
Other income (expense), net	60	34	26
Income before income taxes	2,022	3,183	(1,161)
Income tax expense	661	1,043	(382)
Net income	$1,361	$2,140	$(779)

In the discussions below, we refer to the six months ended June 30, 2016, as the “2016 six months” and the six months ended June 30, 2015, as the “2015 six months”. The percentage changes cited in our discussions are based on the 2016 six month amounts compared to the 2015 six month amounts.

Index

The components of our revenues were as follows ($ in thousands):

	Six Months Ended June 30,
	2016		2015
	$ in thousands

		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Revenue by Type
Software licenses	$5,192	33.1%	$5,738	38.9%
Maintenance and support	9,129	58.3%	8,127	55.1%
Professional services	1,345	8.6%	878	6.0%
Total Revenue	$15,666	100.0%	$14,743	100.0%

Revenue by Product
EFT Enterprise and Standard	$14,466	92.3%	$13,077	88.7%
Wide Area File Services	449	2.9%	528	3.6%
CuteFTP	355	2.3%	426	2.9%
Other	396	2.5%	712	4.8%
Total Revenue	$15,666	100.0%	$14,743	100.0%

Trends in Revenue by Type

Software Licenses - Software license revenue decreased 9.5%   Most of the decrease in software license revenue resulted from decreased license revenue from our EFT products which was a result of the following factors:

•
Based on a review during the 2016 six months as to how we had been allocating our product research and development resources across all of our products, we determined that we had been allocating resources to the development of our EFT platform at a level less than that necessary to allow our sales and marketing activities to continue to yield growth in license revenue from that product. As a result, we experienced a decrease in EFT license revenue. In the future, we intend to adjust this allocation to focus most of the resources of our software engineering group on our EFT platform products with an objective of increasing our EFT license revenue.

•
We earn most of our license revenue from customers purchasing EFT licenses that allows them to install the product on their computers. In almost all cases, we recognize as revenue the selling price of that license in full at the time we deliver the product. We also offer EFT Cloud which is our SaaS offering for which customers pay us a monthly fee to subscribe to that service. This service generally requires about two years of subscription fees before the cumulative revenue we earn from equals the amount of revenue we would have earned from the sale of a traditional EFT license at the time of delivery. We report revenue from both of these delivery methods as software license revenue. The number of customers subscribing to our EFT Cloud service increased during the 2016 six months compared to prior periods which caused us and recognize less revenue from those customers than had they purchased an EFT license to install our product on their computers.

M&S Revenue - M&S revenue increased 12.3% primarily as a result of ongoing license sales for EFT Enterprise and Standard that are almost always accompanied by an M&S contract and sustained high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewal rates result from our programs designed to provide high-quality and responsive M&S service to our customers.

Index

When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products also purchase an M&S contract. In general and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates.

We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. Ongoing license revenue provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S agreements to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue yielding sustainable M&S revenue as we continue to sell our enterprise software products in future periods.

Our M&S contracts are typically for one year, with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract.

Professional Services Revenue - Professional services revenue increased 53.2% due to our sales and marketing programs designed to increase the frequency of sales of professional services,  and our enhanced focus on managing our queue of professional services projects so as to deliver our work product to our customers sooner and in-turn accelerate our ability to recognize revenue from these projects.

Trends in Revenue by Product

EFT Enterprise and Standard - We earn a substantial portion of our revenue from selling our EFT platform products and providing M&S and professional services related to those products. We believe these products present the best opportunity for increasing our revenue. While our software license revenue from our EFT platform decreased for the reasons discussed above under Trends in Revenue by Type-Software Licenses, this decrease was offset by increases in our M&S and professional services revenue for the reasons described above under Trends in Revenue by Type-M&S Revenue and Professional Services Revenue resulting in an increase of 10.6% for the 2016 six months in our total revenue from EFT Enterprise and Standard.

WAFS, CuteFTP and Other - The total of license and M&S revenue from WAFS decreased 15.0%, from CuteFTP decreased 16.7% and from other products decreased 44.4%. Revenue from these products is less than 10% of our total revenue, and we earn no significant professional services revenue from these products. These decreases in revenue were a result of our primary focus being on the development, marketing and sales of our EFT platform products as discussed above under Solution Perspective and Trends.

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

Cost of revenue for software licenses increased by 31% during the 2016 quarter. As a percent of software license revenue, cost of revenue was 28% in the 2016 six months compared to 19% in the 2015 six months.  These increases were a result of our releasing new software products and new versions of existing products in periods subsequent to the 2015 six months and the commencement of amortizing the capitalized software development costs for those products. This additional expense amortization that began subsequent to the 2015 six months increased cost of revenue in the 2016 six months as compared to the 2015 six months.

Index

Cost of revenue for M&S in absolute dollars increased 9% and as a percent of M&S revenue was substantially unchanged. This outcome was a result of an increase in our M&S revenue and a consistent application of our customer support delivery protocols and practices.

Cost of revenue for professional services in absolute dollars increased 53% and as a percent of professional services revenue was 86% in the 2016 six months as compared to 74% in the 2015 six months. These variations result from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. In addition, increased demand for our professional services caused us to engage third-party service providers, for which the cost is higher than the cost of using our own personnel, to ensure we maintain our high standard of delivering quality, timely services.

Sales and Marketing.  These expenses increased 19% primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increasing marketing activities related to competitive intelligence and channel development.

General and Administrative.  These expenses increased 8%. Our chief executive officer at the beginning of the 2016 six months resigned during that period. The severance arrangement related to this resignation included a modification of certain stock options held by him to accelerate their vesting and to extend the period during which they can be exercised. This modification resulted in a one-time share-based compensation expense that was the primary cause of the increase in our general and administrative expense.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Six Months Ended June 30,
	2016	2015
R&D expenditures capitalized	$861	$1,107
R&D expenditures expensed	1,199	1,186
Total R&D expenditures (non-GAAP measurement)	$2,060	$2,293

Total research and development expenditures decreased 10.2%. While the scope and magnitude of our software development activities has continued to grow between these periods, the cost of performing that work was less in the 2016 six months compared to the 2015 six months due to:

•
Increased use of our employees as an internal resource to do this work in the 2016 six months compared to the 2015 six months when we relied more on the use of higher cost, third-party software developers.

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

Income Taxes.  Our effective tax rate was 32.7% for the 2016 six months and 32.8% for the 2015 six months. These rates differed from a federal statutory tax rate of 34% primarily due to:

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

During the three months ended June 30, 2016, and the three months ended June 30, 2015, we earned approximately 8% and 16%, respectively, of our revenue from a single third party, channel distributor who purchases products from us and resells them to their customers. During the six months ended June 30, 2016  and the six months ended June 30, 2015, we earned approximately 11% and 13%, respectively, of our revenue from a single third party, channel distributor who purchases products from us and resells them to their customers. Approximately 11% of our accounts receivable as of June 30, 2016, were due from this customer with payment for substantially all such amounts having been subsequently received.

We earned approximately 24% and 26% of our revenue from customers outside the United States during the three months ended June 30, 2016, and the three months ended June 30, 2015 respectively. We earned approximately 26% of our revenue from customers outside the United States during both the six months ended June 30, 2016, and the six months ended June 30, 2015.    We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBALSCAPE, INC.

August 10, 2016	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer