Form 10-Q
period 2016-09-30
GLOBALSCAPE INC
filed 2016-11-10
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

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

As of October 31, 2016, there were 21,145,021 shares of common stock outstanding.

GlobalSCAPE Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2016

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

Index
Part I. Financial Information

Item 1. Financial Statements
GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$17,421	$15,885
Short term investments	3,303	3,254
Accounts receivable (net of allowance for doubtful accounts of $335 and $325 in 2016 and 2015, respectively)	8,870	6,081
Federal income tax receivable	104	290
Prepaid and other expenses	425	511
Total current assets	30,123	26,021

Property and equipment, net	463	498
Capitalized software development costs, net	3,961	3,982
Goodwill	12,712	12,712
Deferred tax asset, net	976	940
Other assets	30	60
Total assets	$48,265	$44,213

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$622	$839
Accrued expenses	1,841	1,893
Deferred revenue	13,005	12,000
Income taxes payable	517	127
Total current liabilities	15,985	14,859

Deferred revenue, non-current portion	3,688	3,612
Other long term liabilities	34	44

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,548,602 and 21,383,467 shares issued at September 30, 2016, and December 31, 2015, respectively	21	21
Additional paid-in capital	20,632	19,583
Treasury stock, 403,581 shares, at cost, at September 30, 2016 and December 31, 2015	(1,452)	(1,452)
Retained earnings	9,357	7,546
Total stockholders’ equity	28,558	25,698
Total liabilities and stockholders’ equity	$48,265	$44,213

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Operating Revenues:
Software licenses	$3,373	$2,852	$8,565	$8,590
Maintenance and support	4,713	4,142	13,843	12,269
Professional services	667	653	2,013	1,531
Total Revenues	8,753	7,647	24,421	22,390
Cost of revenues
Software licenses	873	562	2,303	1,651
Maintenance and support	363	341	1,145	1,057
Professional services	534	605	1,689	1,257
Total cost of revenues	1,770	1,508	5,137	3,965
Gross profit	6,983	6,139	19,284	18,425
Operating expenses
Sales and marketing	2,759	2,289	8,453	7,060
General and administrative	1,638	1,449	5,083	4,629
Research and development	528	646	1,727	1,832
Total operating expenses	4,925	4,384	15,263	13,521
Income from operations	2,058	1,755	4,021	4,904
Other income	28	17	88	51
Income before income taxes	2,086	1,772	4,109	4,955
Income tax expense	687	542	1,348	1,585
Net income	$1,399	$1,230	$2,761	$3,370
Comprehensive income	$1,399	$1,230	$2,761	$3,370

Net income per common share -
Basic	$0.07	$0.06	$0.13	$0.16
Diluted	$0.06	$0.06	$0.13	$0.16

Weighted average shares outstanding:
Basic	21,122	20,892	21,061	20,782
Diluted	21,674	21,440	21,640	21,294

Cash dividends declared per share	$0.015	$0.015	$0.045	$0.030

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net income	$2,761	$3,370
Items not involving cash at the time they are recorded in the statement of operations:
Bad debt expense	67	147
Depreciation and amortization	1,522	1,116
Share-based compensation	721	482
Deferred taxes	(36)	(320)
Excess tax benefit from share-based compensation	5	(49)
Subtotal before changes in operating assets and liabilities	5,040	4,746
Changes in operating assets and liabilities:
Accounts receivable	(2,856)	(1,690)
Prepaid expenses	86	154
Deferred revenue	1,081	531
Accounts payable	(217)	(757)
Accrued expenses	(52)	10
Other Assets	30	37
Other long-term liabilities	(10)	(5)
Income tax receivable and payable	571	403
Net cash provided by operating activities	3,673	3,429
Investing Activities:
Software development costs capitalized	(1,298)	(1,613)
Purchase of property and equipment	(168)	(108)
Interest reinvested in short and long term investments	(49)	(48)
Net cash (used in) investing activities	(1,515)	(1,769)
Financing Activities:
Proceeds from exercise of stock options	333	417
Excess tax benefit from share-based compensation	(5)	49
Dividends paid	(950)	(626)
Net cash (used in) financing activities	(622)	(160)

Net increase in cash	1,536	1,500
Cash at beginning of period	15,885	11,358
Cash at end of period	$17,421	$12,858

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$776	$1,341

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index
GlobalSCAPE, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2016 and For the Three and Nine Months Then Ended
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

We earn most of our revenue from the sale of EFT and products that are part of our EFT platform. We earn revenue from the sale of perpetual software licenses, providing products under software-as-a-service, or SaaS, subscriptions, providing maintenance and support services, or M&S, and offering professional services for product customization and integration.

Throughout these notes unless otherwise noted, our references to the 2016 quarter and the 2015 quarter refer to the three months ended September 30, 2016 and 2015, respectively.  Our references to the 2016 nine months and the 2015 nine months refer to the nine months ended September 30, 2016 and 2015, respectively.

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

Index

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

For our products licensed and delivered under a SaaS transaction on a monthly or other periodic subscription basis, we recognize subscription revenue, including initial setup fees, on a monthly basis over the contractual term of the customer contract as we deliver our products and services. Amounts invoiced or paid prior to this revenue recognition are presented as deferred revenue until earned.

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

Index

Effect of the reclassifications

The reclassifications were between cost of revenues and operating expenses and had no effect on revenue, income from operations, net income or earnings per share.  The following tables illustrate the effects of these reclassifications on previously reported amounts for the quarter and the nine months ended September 30, 2015 ($ in thousands):

	Quarter Ended September 30, 2015
		Reclassification of Previously Reported Amounts
	As Previously Reported	Cost of Revenues	Capitalized Software Cost Amortization	Personnel Costs	Depreciation	Selling, General & Administrative	As Now Reported

Operating Revenues:
Software licenses	$2,852						$2,852
Maintenance and support	4,142						4,142
Professional services	653						653
Total revenues	7,647						7,647

Cost of Revenues:
Software licenses		195	367				562
Maintenance and support				341			341
Professional services		263		342			605
Total cost of revenues	-						1,508

Gross profit	-						6,139

Operating Expenses
Sales and marketing	-					2,289	2,289
General and administrative	-					1,449	1,449
Cost of Revenues	458	(458)					-
Selling, general and administrative	4,355			(683)	66	(3,738)	-
Research and development	646						646
Depreciation and amortization	433		(367)		(66)		-
Total operating expenses	5,892						4,384

Income from operations	1,755						1,755
Other income (expense), net	17						17
Income before income taxes	1,772						1,772
Income tax expense	542						542
Net income	$1,230						$1,230
Comprehensive income	$1,230						$1,230

Net income per common share -
Basic	$0.06						$0.06
Diluted	$0.06						$0.06

Index

	Nine Months Ended September 30, 2015
		Reclassification of Previously Reported Amounts
	As Previously Reported	Cost of Revenues	Capitalized Software Cost Amortization	Personnel Costs	Depreciation	Selling, General & Administrative	As Now Reported

Operating Revenues:
Software licenses	$8,590						$8,590
Maintenance and support	12,269						12,269
Professional services	1,531						1,531
Total revenues	22,390						22,390

Cost of Revenues:
Software licenses		739	912				1,651
Maintenance and support				1,057			1,057
Professional services		327		930			1,257
Total cost of revenues	-						3,965

Gross profit	-						18,425

Operating Expenses
Sales and marketing	-					7,060	7,060
General and administrative	-					4,629	4,629
Cost of Revenues	1,066	(1,066)					-
Selling, general and administrative	13,472			(1,987)	204	(11,689)	-
Research and development	1,832						1,832
Depreciation and amortization	1,116		(912)		(204)		-
Total operating expenses	17,486						13,521

Income from operations	4,904						4,904
Other income (expense), net	51						51
Income before income taxes	4,955						4,955
Income tax expense	1,585						1,585
Net income	$3,370						$3,370
Comprehensive income	$3,370						$3,370

Net income per common share -
Basic	$0.16						$0.16
Diluted	$0.16						$0.16

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

Index

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was $480,315 and $334,352 in the 2016 quarter and the 2015 quarter, respectively, and $1,447,078 and $1,116,894 in the 2016 nine months and 2015 nine months, respectively.

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

Awards of non-vested restricted stock and options are considered potentially dilutive common shares for the purpose of computing earnings per common share.  We apply the treasury stock method to non-vested options under which the assumed proceeds include the amount the employee must pay to exercise the option plus the amount of unrecognized cost attributable to future periods less any expected tax benefits.

Index

Recent accounting pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update (ASU) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. This pronouncement provides guidance as to the treatment of transactions in a statement of cash flows with respect to eight specific cash flow issues. During 2015 and 2016, we had no transactions of the type cited in the statement and do not anticipate having any such transactions in the foreseeable future. Accordingly we do not expect this pronouncement to have a material effect on how we present items in our statement of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. Among its provisions is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need consider only past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2020, and the quarterly periods during that year. We do not expect the amounts we report as accounts receivable in those future periods under this guidance to be materially affected relative to current guidance.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. When implemented, this standard will discontinue the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. In accordance with this standard, we will implement it beginning with our interim and annual financial statements for 2017. The extent of the effect of this standard on our financial statements for 2017 and later depends upon the level of stock option exercise activity we experience in 2017 and later. The amounts involved in accounting for tax benefits or deficiencies from share-based compensation that are the subject of ASU 2016-09 are presented in our 2016 and earlier consolidated statements of cash flows and consolidated statements of stockholders’ equity on lines that are captioned tax benefit or tax deficiency from share-based compensation.

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

Index

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

4.	Capitalized Software Development Costs

Our capitalized software development costs profile was as follows: ($ in thousands):

	September 30,	December 31,
	2016	2015
Gross capitalized cost	$7,012	$5,714
Accumulated amortization	(3,051)	(1,732)
Net balance	$3,961	$3,982

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amount capitalized	$452	$506	$1,298	$1,613
Amortization expense	(450)	(367)	(1,319)	(912)

	Released	Unreleased
	Products	Products
Gross capitalized amount at September 30, 2016	$5,700	$1,312

Future amortization expense:
Three months ending December 31, 2016	452
Year ending December 31,
2017	1,433
2018	699
2019	65
Total	$2,649

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

5.	Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Share-based compensation expense	$221	$167	$721	$482

Index

Stock Options

The GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan is our current stock-based incentive plan for our employees.  Provisions and characteristics of this plan include the following:

•	It authorizes the issuance of up to three million shares of common stock for stock-based incentives including stock options and restricted stock awards.
•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•	Stock options we issue generally become exercisable ratably over a three-year period and expire ten years from the date of grant.
•	We issued no restricted stock awards under this plan during the 2016 or 2015 periods.
•	As of September 30, 2016, stock-based incentives for up to 167,335 shares remained available for issuance in the future under this plan.

Our stock option activity has been as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (000's)

Outstanding at December 31, 2015	2,091,325	$2.45	6.09	$3,277
Granted	1,055,300	$3.58
Forfeited	(372,045)	$3.14
Exercised	(165,135)	$2.02
Outstanding at September 30, 2016	2,609,445	$2.83	6.29	$2,015

Exercisable at September 30, 2016	1,351,760	$2.26	3.59	$1,814

Additional information about our stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average fair value of options granted	$1.61	$1.42	$1.63	$1.38
Intrinsic value of options exercised	$78,607	$105,450	$261,061	$386,408
Cash received from stock options exercised	$70,320	$98,706	$333,329	$416,680

Number of options that vested	42,390	93,290	308,736	274,824
Fair value of options that vested	$42,565	$97,679	$418,877	$296,886

Unrecognized compensation expense related to non-vested options at end of period	$1,609,593	$753,846	$1,609,593	$753,846
Weighted average years over which non-vested option expense will be recognized	2.3	2.0	2.3	2.0

Index

As of September 30, 2016
Range of Exercise Prices	Underlying Shares Outstanding	Options Outstanding		Options Exercisable
		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price

$0.85 - $1.43	168,600	3.16	$1.16	168,600	$1.16
$1.47 - $2.32	612,995	4.05	$1.82	607,255	$1.82
$2.34 - $3.52	1,319,850	7.29	$3.13	445,905	$2.74
$3.53 - $4.21	508,000	7.44	$3.83	130,000	$4.10
Total options	2,609,445			1,351,760

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected volatility	54%	56%	55%	57%
Expected annual dividend yield	1.50%	2.40%	1.50%	2.40%
Risk free rate of return	1.18%	1.75%	1.46%	1.59%
Expected option term (years)	6.00	6.00	6.00	6.00

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

•	As of September 30, 2016, stock based incentives for up to 340,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

	Number of Shares	Grant Date Fair Value Per Share	Total Fair Value of Shares That Vested
Restricted Shares Outstanding at December 31, 2015	80,000	$3.34
Shares granted with restrictions	80,000	$3.31
Shares vested and restrictions removed	(80,000)	$3.34	$276,000
Restricted Shares Outstanding at September 30, 2016	80,000	$3.31

Unrecognized compensation expense for non-vested shares as of September 30,2016
Expense to be recognized in future periods	$156,999
Weighted average number of months over which expense is expected to be recognized	7

Index

6.	Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	Three months ended September 30,						Nine months ended September 30,
	2016			2015			2016			2015
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$688	$(81)	$607	$797	$(254)	$543	$1,214	$(21)	$1,193	$1,812	$(313)	$1,499
Foreign	12	-	12	6	-	6	37		$22	33	-	$33
State	72	(4)	68	(4)	(3)	(7)	133	(15)	$133	60	(7)	$53
Total	$772	$(85)	$687	$799	$(257)	$542	$1,384	$(36)	$1,348	$1,905	$(320)	$1,585

Current taxes per our federal income tax return are presented in these financial statements as follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Current federal income tax expense in the statement of operations	$687	$542	$1,348	$1,585

Tax (deficiency) from stock-based compensation recorded in additional paid-in capital	(13)	(15)	(26)	(59)

Current taxes per our federal income tax return	$674	$527	$1,322	$1,526

Deferred income taxes on our balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	September 30,	December 31,
	2016	2015
Deferred tax assets:
Share-based compensation	$718	$677
Deferred revenue	1,185	1,154
Net operating loss carryforward	106	151
Compensation and benefits	164	168
Allowance for doubtful accounts	114	111
Other	52	33
Total deferred tax assets	2,339	2,294

Deferred tax liabilities:
Intangible assets	1,356	1,339
Depreciation	7	15
Total gross deferred tax liabilities	1,363	1,354

Net deferred tax assets	$976	$940

Index

As of September 30, 2016, we had federal income tax net operating loss carryforwards of $312,000 available to offset future federal taxable income, if any. These carryforwards became available through our acquisition of TappIn, Inc. in 2011.  These carryforwards expire in 2030 and 2031.

As of September 30, 2016, we had federal income tax capital loss carryforwards of $1,100,000 (tax effected) which resulted from the reduction of our investments in and notes receivable from CoreTrace Corporation in 2012.  We can realize capital loss carryforwards to the extent we have capital gains in future periods against which this capital loss can be deducted.  We believe it uncertain that we will have sufficient capital gains in the future to support this deduction and accordingly have not reflected this item as a deferred tax asset in the schedule above.  This carryforward expires in 2017.

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

We claim research and experimentation tax credits, or R&D tax credits, on certain of our tax returns and have included the effect of those credits in our provision for income taxes. Because our 2008, 2009 and 2010 tax returns were under routine examination by the Internal Revenue Service and because we believed it more-likely-than-not the examination could result in $125,000 of such credits we claimed not being allowed by the Internal Revenue Service, we recorded a reserve for an uncertain tax position in the amount of $125,000 in 2012 related to this item.  The Internal Revenue Service completed its routine examination of our 2008, 2009 and 2010 income tax returns in 2015 and those results have been included in our provision for income taxes in 2015. We continue to maintain a reserve for an uncertain tax position in the amount of $110,000 for our 2011 through 2016 tax returns related to the R&D tax credit.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	2016	2015
Balance at beginning of year	$90	$125
Increases for tax positions related to the current year	9	-
Increases for tax positions related to prior years	11	48
Decreases for tax positions related to prior years	-	(51)
Decreases due to settlements related to prior years	-	(32)
Balance at September 30 and December 31, respectively	$110	$90

To the extent they arise, we record interest and penalty expenses related to income taxes as components of other expense in our statement of operations.  We incurred no such expenses in 2016, 2015 or 2014.

We file state tax returns in various states.  The taxes resulting from these filings are included in income tax expense.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Income tax expense (benefit) at federal statutory rate	$710	$603	$1,397	$1,685

Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	44	(5)	72	33
Incentive stock options	25	0	60	0
Other	(1)	(13)	20	8
R&D tax credit uncertain tax position (net)	10	110	21	59
Research and development credit	(55)	(123)	(119)	(123)
Domestic production activities deduction	(46)	(30)	(103)	(77)
Income tax expense (benefit) per the statement of operations	$687	$542	$1,348	$1,585

Index

In November 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes. ASU 2015-07 requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying financial statements. This implementation resulted in the previously reported current deferred tax asset of $313,000 as of September 30, 2015, being reclassified and combined with the previously reported non-current deferred asset of $699,000 as of that date to yield a non-current deferred tax asset balance of $1,012,000 being reported as of September 30, 2015, in the accompanying financial statements.

7.	Earnings per Common Share

Earnings per share for the periods indicated were as follows ($ in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$1,399	$1,230	$2,761	$3,370

Weighted average shares outstanding - basic	21,122	20,892	21,061	20,782
Stock options	552	548	579	512
Weighted average shares outstanding - diluted	21,674	21,440	21,640	21,294

Net income per common share - basic	$0.07	$0.06	$0.13	$0.16
Net income per common share - diluted	$0.06	$0.06	$0.13	$0.16

8.	Dividends

During 2016, our Board of Directors declared quarterly dividends as follows:

	March 31, 2016	June 30, 2016	September 30, 2016
Dividend per share of common stock	$0.015	$0.015	$0.015
Dividend record date	February 23, 2016	May 23, 2016	August 23, 2016
Dividend payment date	March 3, 2016	June 1, 2016	September 9, 2016

9.	Commitments and Contingencies

We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be $1.6 million.

10.	Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. During the 2016 quarter we earned approximately 17% of our revenue from such sales through our largest, third party, channel distributor. During the 2015 quarter there was no single customer that exceeded 10% of sales.  During the 2016 nine months and 2015 nine months, we earned approximately 14% and 10%, respectively, of our revenue from such sales through our largest, third party, channel distributor.

As of September 30, 2016, approximately 40% of our accounts receivable were due from this third party, channel distributor discussed above and from one other customer, the latter of which did not constitute more than 10% of our revenue for any of the periods presented.  Payment for substantially all such amounts has been received subsequent to that date.

11.	Segment and Geographic Disclosures

Revenues derived from customers and partners located in the United States accounted for approximately 83% and 78% of our total revenues in 2016 and 2015 quarter, respectively, and 78% and 76% of our total revenues for both the 2016 and 2015 nine months.  The remaining revenues were from customers and partners located in foreign countries with each individual foreign country accounting for less than 10% of total revenues in all periods.  We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of September 30, 2016 and 2015.

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

In the following discussion, our references to the 2016 quarter and the 2015 quarter refer to the three months ended September 30, 2016 and 2015, respectively.  Our references to the 2016 nine months and the 2015 nine months refer to the nine months ended September 30, 2016 and 2015, respectively.

Overview

We develop and sell computer software that provides secure information exchange, data transfer and sharing capabilities for enterprises and consumers. We have been in business for twenty years and have sold our products to thousands of enterprises and more than one million individual consumers throughout the world.

Our primary business is selling and supporting managed file transfer, or MFT, software for enterprises. The brand name of our MFT product platform is Enhanced File Transfer, or EFT.

We earn most of our revenue from the sale of EFT and products that are part of our EFT platform. We earn revenue from the sale of perpetual software licenses, providing products under software-as-a-service, or SaaS, subscriptions, providing maintenance and support services, or M&S, and offering professional services for product customization and integration.

We also sell other products that are synergistic to EFT including Mail Express, scConnect, WAFS, and CuteFTP. Collectively, these products constitute less than 10% of our total revenue.

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

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2016:
-	Recognized as a 2016 Top Workplace by San Antonio Express-News, marking Globalscape’s sixth recognition as a Top Workplace in San Antonio.
-	Named as Leader in Secure Information Exchange Services 2016 – Texas by the Corp America 2016 Small Cap Awards.
-	Earned awards from Info Security Guide in several categories, including:
o	EFT Workspaces – Gold Winner in BYOD Security.
o	Enhanced File Transfer – Silver Winner in Compliance.
o	EFT Cloud Services – Bronze Winner in Cloud Security.
o	Mail Express – Bronze Winner in Email Security and Management.
-	Received a 5-Star rating in The Channel Company’s CRN 2016 Partner Program Guide for the second year in a row.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the sixth year in a row with a ranking of #16 in the medium size category.
-	Honored as the HR Employer of the Year and Excellence in Engagement Strategy in North America by the HRO Today Services and Technology Association.

Index

-	Recognized by the San Antonio Business Journal as a 2016 Best Place to Work, making this the fifth time GlobalSCAPE has received this honor.
-	Named by Computerworld as one of the best companies to work for in IT for the third consecutive year with a ranking of #3 in the small company category.
•	In 2015:
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

Revenue Growth

We believe annual revenue growth is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends. We believe our revenue growth is primarily dependent upon executing our business strategies which include:

•	Ongoing innovation of, and focus on, our core EFT platform and its expansion into broader segments of the market.
•	Developing emerging technologies and/or acquiring products with features that build upon and add capabilities to our EFT platform.
•	Continuing the evolution of enhanced demand generation activities including marketing, customer-focused, and partner-focused programs.

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work.

Index

In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

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

See Comparison of the Statement of Operations for the Three Months Ended September 30, 2016 and 2015 and Comparison of the Statement of Operations for the Nine Months Ended September 30, 2016 and 2015 for a discussion of trends in our revenue growth that we monitor using this metric.

Bookings (Non-GAAP Measurement)

Bookings is a business metric we use to measure the success of our sales and marketing programs and the effectiveness of our sales and marketing teams. Bookings are a measure of the value of our arrangements with customers for purchases of software licenses, software-as-a-service, M&S, and professional services. Our bookings consist of:

•	Invoiced amounts for products and services we have delivered and for which we recognize revenue currently.
•	Invoiced amounts for products and services we will deliver in the future and for which we will recognize revenue in those future periods.
•	Arrangements to provide customers with software-as-a-service for which we will invoice over the course of an agreed-upon period of time in the future.
•	Statements of work under which customers have engaged us to deliver professional services for which we will invoice in the future as we complete that work.

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

Index

Our bookings trends and the reconciliation of bookings to revenue are as follows ($ in thousands):

	Three Months Ending September 30,		Nine Months Ending September 30,
	2016	2015	2016	2015

Bookings	$10,296	$9,869	$26,256	$24,011
Products and services sold for which we will recognize revenue at a future date when the goods and services are delivered to and accepted by the customer	(8,967)	(6,772)	(20,945)	(15,455)
Products and services delivered to and accepted by the customer for which revenue recognition had been deferred at the time of booking	7,424	4,550	19,110	13,834
Revenue	$8,753	$7,647	$24,421	$22,390

Bookings increased during the 2016 quarter compared to the 2015 quarter and during the 2016 nine months compared to the 2015 nine months primarily as a result of our product development and sales and marketing activities discussed above under Revenue Growth.

Adjusted EBITDA

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) to provide us a view of income and expenses and cash flow from our operations that is supplemental and secondary to our primary assessment of net income as presented in our condensed consolidated statement of operations and comprehensive income and of cash flow from operating activities as presented on our condensed consolidated statement of cash flows. We use Adjusted EBITDA to provide another perspective for measuring profitability and cash flow from our core operating activities that is before considering the effects of expenses that typically do not require us to pay them in the current period (such as depreciation, amortization and share-based compensation), that is prior to considering the cost of financing our business and the effects of income taxes, and that is prior to the effects on our cash of changes in certain balance sheet items such as accounts receivable and accounts payable. We monitor the components of EBITDA to assess our actual performance relative to our plans, budgets and expectations and use the results of that assessment to adjust our future activities to the extent we deem necessary.

Adjusted EBITDA is not a measure of financial performance under GAAP. It should not be considered as a substitute for net income presented on our condensed consolidated statement of operations and comprehensive income or for net cash provided by operating activities presented on our condensed consolidated statement of cash flows. Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or without a simultaneous reading and consideration of our financial statements prepared in accordance with GAAP.

Previously, this key business metric was named Adjusted EBITDA Excluding Infrequent Items. We have not had any infrequent items in recent periods and do not expect any in the foreseeable future. As a result, we have removed the infrequent item component from this key business metric.

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Income	$1,399	$1,230	$2,761	$3,370
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	687	542	1,348	1,585
Interest (income) expense, net	(28)	(17)	(88)	(51)
Depreciation and amortization:
Total depreciation and amortization	513	433	1,522	1,116
Amortization of capitalized software development costs	(450)	(367)	(1,319)	(912)
Stock-based compensation expense	221	167	721	482
Adjusted EBITDA	$2,342	$1,988	$4,945	$5,590

Index
Adjusted EBITDA reconciles as follows to net cash provided by operating activities on our condensed consolidated statement of cash flow:

	Nine Months Ended
	September 30,
	2016	2015
Adjusted EBITDA	$4,945	$5,590
Add (subtract) items to reconcile to cash flow from operations:
Income tax expense	(1,348)	(1,585)
Interest income (expense), net	88	51
Amortization of capitalized software development costs	1,319	912
Bad debt expense	67	147
Deferred taxes	(36)	(320)
Excess tax benefit from share-based comp	5	(49)
Accounts receivable	(2,856)	(1,690)
Prepaid expenses	86	154
Other Assets	30	37
Accounts payable	(217)	(757)
Accrued expenses	(52)	10
Deferred revenue	1,081	531
Other long term liabilities	(10)	(5)
Income tax receivable and payable	571	403
Net cash provided by operating activities	$3,673	$3,429

See the section below comparing our results of operations for the 2016 quarter and the 2015 quarter and the 2016 nine months and 2015 nine months for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

Index
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

We earn most of our revenue from the sale of our MFT products to support business-to-business activities. We are strategically focused on selling products in that environment such that the majority of our resources that we will expend in the future for product research and development, marketing, and sales will concentrate on the MFT business-to-business market. We believe our products and business capabilities are well-positioned to compete effectively in that market.

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

Managed File Transfer – Enhanced File Transfer Platform

Enhanced File Transfer, or EFT, is the brand name of our core MFT product platform. EFT was a Silver Winner in the Compliance category and Gold Winner in the BYOD category of the 2016 Info Security Products Guide Global Excellence Awards.

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

Employees

As of October 31, 2016, we had 126 full-time employees organized as follows:

Number of
Department	Employees
Sales and Marketing	44
Engineering	28
Professional Services	12
Customer Support	22
Management and Administration	20
Total	126

Solution Perspective and Trends

The components of our revenue are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue

Revenue by Type
Software licenses	$3,373	38.6%	$2,852	37.3%	$8,565	35.1%	$8,590	38.4%
Maintenance and support	4,713	53.8%	4,142	54.2%	13,843	56.7%	12,269	54.8%
Professional services	667	7.6%	653	8.5%	2,013	8.2%	1,531	6.8%
Total Revenue	$8,753	100.0%	$7,647	100.0%	$24,421	100.0%	$22,390	100.0%

Revenue by Product
EFT Enterprise and Standard	$8,212	93.8%	$6,905	90.3%	$22,678	92.9%	$19,983	89.2%
Wide Area File Services	209	2.4%	236	3.1%	658	2.7%	764	3.4%
CuteFTP	124	1.4%	240	3.1%	480	2.0%	665	3.0%
Other	208	2.4%	266	3.5%	605	2.4%	978	4.4%
Total Revenue	$8,753	100.0%	$7,647	100.0%	$24,421	100.0%	$22,390	100.0%

Index

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

We believe that continuing to offer licensed products installed on-premises for which we recognize revenue up-front and that carry with them a recurring M&S revenue stream is important to our future success. At the same time, we recognize that a migration of capabilities to a SaaS platform is attractive to a growing number of customers. We have, and have had for quite some time, the capabilities in place to deliver our EFT platform in that manner. However, this migration could create some near-term decreases in the growth rate of license revenue, and may result in similar decreases in future periods, because it typically takes approximately 24 to 36 months of SaaS revenue to yield total revenue equivalent to that realized up-front from the sale of a license for an on-premise installation.

In mid-2016, we reviewed the allocation of our product research and development resources across all of our products. As a result of that review, we decided to adjust that allocation to focus most of our engineering resources involved in product research and development on our EFT platform products in order to expand their capabilities and to remain positioned to be responsive to the evolving needs of our customers.

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

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work. In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

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

Index

Our total revenue increased 15% in the 2016 quarter compared to the 2015 quarter and 9% in the 2016 nine months compared to the 2015 nine months. For a more complete discussion of these revenue trends, see Comparison of the Statement of Operations for the Three Months Ended September 30, 2016 and 2015 and Comparison of the Statement of Operations for the Nine Months Ended September 30, 2016 and 2015.

Liquidity and Capital Resources

Our cash and working capital positions were as follows ($ in thousands):

	September 30, 2016	December 31, 2015	September 30, 2015
Cash and cash equivalents	$17,421	$15,885	$12,858
Short term investments	3,303	3,254	3,233
Total cash, cash equivalents and long term investments	$20,724	$19,139	$16,091

Working capital	$14,138	$11,162	$6,515
Deferred revenue, current portion	13,005	12,000	11,848
Working capital plus current deferred revenue (non-GAAP presentation)	$27,143	$23,162	$18,363

Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability. Accordingly, we assess our working capital using both the GAAP computation that includes all current liabilities as well as assessing it excluding the current portion of deferred revenue. Working capital plus the current portion of deferred revenue is not a measure of financial position under GAAP, has limitations as an analytical tool and when assessing our financial position and should not be considered a substitute for working capital computed in accordance with GAAP.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Nine Months Ended September 30,
	2016	2015
Operating activities	$3,673	$3,429
Investing activities	(1,515)	(1,769)
Financing activities	(622)	(160)

Index

Our cash provided by operating activities increased during the 2016 nine months compared to the 2015 nine months primarily due to the following factors:

•
Accounts payable decreased $217,000 during the 2016 nine months compared to decreasing $757,000 in the 2015 nine months. The change in the amount of the decrease was primarily due to the payment during the 2015 nine months of certain large obligations to third-party software developers which was not repeated in the 2016 nine months as a result of our increased use of internal resources to develop our products and normal variations in the timing of payments to our vendors.

•
Income tax receivable and payable increased $571,000 in the 2016 nine months compared to increasing $403,000 in the 2015 nine months. The change in the amount of the increase was a result of changes in the level of our taxable income between periods and normal variations in the timing of our tax payments.

Offset by:
•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Condensed Consolidated Statements of Cash Flow, decreased $609,000. See the section below under Comparison of the Statement of Operations for the Nine Months Ended September 30, 2016 and 2015 for a discussion of the changes in the components of these amounts.

•
Accounts receivable increased $2.8 million in the 2016 nine months which provided less cash than the $1.7 million increase in the 2015 nine months.  This increase was due to an increase in software licenses sold and bookings of multi-year M&S contracts during the 2016 nine months as compared to the 2015 nine months.

The amount of cash we used for investing activities during the 2016 nine months decreased compared to the 2015 nine months with the primary component of that decrease relating to software development costs that were capitalized. This decrease was primarily due to:

•
Increased use of our employees as an internal resource to do this work in the 2016 nine months compared to the 2015 nine months when we relied more on the use of higher cost, third-party software developers.

•	Enhancement of relationships with those third-party developers we continue to use by replacing legacy arrangements carrying higher costs with more cost effective and efficient arrangements.
•	Shortages of qualified software engineers and qualified technical personnel that caused some of our open positions that arise during the normal course of business to take longer to fill.

Our financing activities used more cash in the 2015 nine months than the 2016 nine months primarily due to the payment of three cash dividends in the 2016 nine months compared to the payment of two cash dividends in the 2015 nine months.

Contractual Obligations and Commitments

At September 30, 2016, our contractual obligations and commitments consisted primarily of the following items:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $16.7 million. Those future services primarily relate to our obligations under M&S contracts for which we have invoiced our customers. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

•
Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

•	Operating lease for our office space.
•	Federal and state taxes.

Index

Our non-cancellable, contractual obligations at September 30, 2016, consisted primarily of the lease for our office space with amounts due as follows ($ in thousands):

	Amounts Due for the Period
	Three Months Ending December 31, 2016	Fiscal Years
		2017 - 2018	2019 - 2020	Thereafter	Total

Operating leases	$90	$720	$120	$-	$930

As of September 30, 2016, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

We plan to continue to expend significant resources in the future on product development, sales and marketing which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.

Comparison of the Statement of Operations for the Three Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,
	2016	2015	$ Change
	$ in thousands

Total revenues	$8,753	$7,647	$1,106
Total cost of revenues	1,770	1,508	262
Gross profit	6,983	6,139	844
Operating expenses
Sales and marketing	2,759	2,289	470
General and administrative	1,638	1,449	189
Research and development	528	646	(118)
Total operating expenses	4,925	4,384	541
Income from operations	2,058	1,755	303
Other income (expense), net	28	17	11
Income before income taxes	2,086	1,772	314
Income tax expense	687	542	145
Net income	$1,399	$1,230	$169

In the discussion below, we refer to the three months ended September 30, 2016, as the “2016 quarter” and the three months ended September 30, 2015, as the “2015 quarter”. The percentage changes cited in our discussions are based on the 2016 quarter amounts compared to the 2015 quarter amounts.

Index

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended September 30,
	2016		2015
	$ in thousands
	Amount	% of Total Revenue	Amount	% of Total Revenue

Revenue by Type
Software licenses	$3,373	38.6%	$2,852	37.3%
Maintenance and support	4,713	53.8%	4,142	54.2%
Professional services	667	7.6%	653	8.5%
Total Revenue	$8,753	100.0%	$7,647	100.0%

Revenue by Product
EFT Enterprise and Standard	$8,212	93.8%	$6,905	90.3%
Wide Area File Services	209	2.4%	236	3.1%
CuteFTP	124	1.4%	240	3.1%
Other	208	2.4%	266	3.5%
Total Revenue	$8,753	100.0%	$7,647	100.0%

Trends in Revenue by Type

Software Licenses - Our software license revenue increased 18.3%. Most of this increase came from our sales of our EFT platform products and was a result of the following factors:

•
In mid-2016, we reviewed how we were allocating our resources across all of our product lines. Based on that review, we initiated changes that were in place throughout the 2016 quarter to enhance our focus on our EFT platform that is our flagship product and from which we earn a substantial portion of our revenue. While these changes initially prioritized attention to our product research and development activities, we identified corporate-wide synergies from a similar focus on how we were expending resources in our marketing and sales activities. As a result, the attention we paid to our EFT platform gained momentum across all departments resulting in our overall resources being more optimally used to translate sales leads into completed transactions and revenue for that product line. As a result, we realized 25.1% growth in revenue from our EFT platform perpetual license sales.

•
Revenue from delivery of our EFT platform through a cloud-based SaaS solution grew 52.8%. We achieved this growth by promoting our ability to offer the features and functions of our EFT platform through a SaaS delivery method without materially impacting our perpetual license sales. We believe this flexibility allows us to address the full range of users, whether they prefer a SaaS solution or an on-premises solution, without negatively compromising our ability to earn revenue from both.

•
We made an investment in early 2016 to enhance the talent level of our sales force. During the 2016 quarter, we began to realize the benefits of them completing their first full sales cycles of substance and converting our sales pipeline into revenue. These efforts, combined with the refocus on our EFT platform discussed above, allowed our sales and marketing teams to achieve greater efficiencies that led to increased revenue.

M&S Revenue – When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products also purchase an M&S contract. In general and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates.

Index

M&S revenue increased 13.8% primarily as a result of ongoing license sales for EFT Enterprise and Standard that are almost always accompanied by an M&S contract and sustained high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewal rates result from our programs designed to provide high-quality and responsive M&S service to our customers.

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

Professional Services Revenue - Professional services revenue increased 2.1%. This increase was due to our sales and marketing programs designed to increase the frequency of sales of professional services  and our enhanced focus on managing our queue of professional services projects so as to deliver our work product to our customers sooner and in-turn accelerate our ability to recognize revenue from these projects.

Trends in Revenue by Product

EFT Enterprise and Standard - We earn a substantial portion of our revenue selling our EFT platform products and providing M&S and professional services related to those products. We believe these products present the best opportunity for increasing our revenue. Our software license, M&S and professional services revenue from our EFT platform increased 18.9% for the reasons discussed above under Trends in Revenue by Type.

WAFS, CuteFTP and Other - The total of license and M&S revenue from WAFS decreased 11.4%, from CuteFTP decreased 48.3% and from other products decreased 21.8%. Revenue from these products is less than 10% of our total revenue, and we earn no significant professional services revenue from these products. These decreases in revenue were a result of our primary focus being on the development, marketing and sales of our EFT platform products as discussed above under Solution Perspective and Trends.

Cost of Revenues.  These expenses are associated with the production, delivery and support of our products and services. We believe it most meaningful to view cost of revenues as a percent of the revenues to which those costs relate since many of those costs are variable relative to revenue.

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

Cost of software license revenue as a percent of software license revenue was 26% in the 2016 quarter compared to 20% in the 2015 quarter. This increase was the result of our release of new software products and new versions of existing products in periods subsequent to the 2015 quarter and the resulting commencement of amortizing the capitalized software development costs for those products. This additional expense amortization that began subsequent to the 2015 quarter increased cost of revenue in the 2016 quarter as compared to the 2015 quarter. On an absolute dollar basis, cost of revenue for software licenses increased 55% during the 2016 quarter due to the factors cited above and due to higher software license revenue.

Index

Cost of M&S revenue as a percent of M&S revenue was substantially unchanged. Cost of revenue for M&S in absolute dollars increased by 6% due to an increase in M&S revenue. The cost of delivering M&S can vary slightly up or down from period-to-period, but we believe such changes are typically not indicative of long term trends or permanent changes in our cost of delivering M&S. Our gross margin on these services generally remains greater than 90% as a result of a consistent application of our customer support delivery protocols and practices.

Cost of professional services revenue as a percent of that revenue was 80% in the 2016 quarter as compared to 93% in the 2015 quarter. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Varying customer requirements for our professional services, combined with our desire to ensure that we maintain our high standard of delivering quality, timely services, caused us to engage third-party service providers to a greater extent in the 2015 quarter compared to the 2016 quarter, for which the cost is higher than the cost of using our own personnel. Cost of revenue for professional services in absolute dollars decreased 12% for the reasons discussed above.

Sales and Marketing.  We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 31.5% of total revenue for the 2016 quarter compared to 29.9% of total revenue for the 2015 quarter. In absolute dollars these expenses increased 21%. These variations were primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increasing marketing activities related to competitive intelligence and channel development.
•	An increase in revenue which resulted in a higher absolute dollar amount of sales commissions paid to employees although the commission rate as a percent of sales did not change materially.

General and Administrative.  These expenses increased 13% primarily due to a continuing severance obligation to our former chief executive officer and legal fees related to the matter discussed below in Part II. Other Information Item 1. Legal Proceedings.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Three Months Ended September 30,
	2016	2015
R&D expenditures capitalized	$452	$506
R&D expenditures expensed	528	646
Total R&D expenditures (non-GAAP measurement)	$980	$1,152

Total research and development expenditures decreased 14.9% due to:

•	Increased use of our employees as an internal resource to do this work in the 2016 quarter compared to the 2015 quarter when we relied more on the use of higher cost, third-party software developers.
•	Enhancement of relationships with those third-party developers we continue to use by replacing legacy arrangements carrying higher costs with more cost effective and efficient arrangements.
•	Shortages of qualified software engineers and qualified technical personnel that caused some of our open positions that arise during the normal course of business to take longer to fill.

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

Income Taxes.  Our effective tax rate was 32.9% for the 2016 quarter and 30.6% for the 2015 quarter. These rates differed from a federal statutory tax rate of 34% primarily due to:

•
The domestic production activities deduction in both quarters, and the research and development credit, that are items considered in our federal income tax return that are not part of our income before taxes on our financial statements.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements.

Our effective rate was higher in the 2016 quarter compared to the 2015 quarter primarily due to the research and development tax credit being lower in 2016 than 2015 and also the granting of only incentive stock options in 2016, for which we generally do not ever take a deduction on the tax return, as compared to the granting of only non-qualified stock options in 2015 for which we take a deduction on the tax return when the option is exercised.

Comparison of the Statement of Operations for the Nine Months Ended September 30, 2016 and 2015

	Nine Months Ended September 30,
	2016	2015	$ Change
	$ in thousands

Total revenues	$24,421	$22,390	$2,031
Total cost of revenues	5,137	3,965	1,172
Gross profit	19,284	18,425	859
Operating expenses
Sales and marketing	8,453	7,060	1,393
General and administrative	5,083	4,629	454
Research and development	1,727	1,832	(105)
Total operating expenses	15,263	13,521	1,742
Income from operations	4,021	4,904	(883)
Other income (expense), net	88	51	37
Income before income taxes	4,109	4,955	(846)
Income tax expense	1,348	1,585	(237)
Net income	$2,761	$3,370	$(609)

Index

In the discussions below, we refer to the nine months ended September 30, 2016, as the “2016 nine months” and the nine months ended September 30, 2015, as the “2015 nine months”. The percentage changes cited in our discussions are based on the 2016 nine month amounts compared to the 2015 nine month amounts.

The components of our revenues were as follows ($ in thousands):

	Nine Months Ended September 30,
	2016		2015
	$ in thousands
	Amount	% of Total Revenue	Amount	% of Total Revenue

Revenue by Type
Software licenses	$8,565	35.1%	$8,590	38.4%
Maintenance and support	13,843	56.7%	12,269	54.8%
Professional services	2,013	8.2%	1,531	6.8%
Total Revenue	$24,421	100.0%	$22,390	100.0%

Revenue by Product
EFT Enterprise and Standard	$22,678	92.9%	$19,983	89.2%
Wide Area File Services	658	2.7%	764	3.4%
CuteFTP	480	2.0%	665	3.0%
Other	605	2.4%	978	4.4%
Total Revenue	$24,421	100.0%	$22,390	100.0%

Trends in Revenue by Type

Software Licenses - Software license revenue decreased 0.3%. Most of this change was driven by our sales of our EFT platform products and was a result of the following factors

•
During the six months ended June 30, 2016, we reviewed how we had been allocating our product research and development resources across all of our products. We determined that we had been allocating resources to the development of our EFT platform at a level less than that necessary to allow our sales and marketing activities to continue to yield growth in license revenue from that product during the six months ended June 30, 2016. As a result, software license revenue decreased 9.5% for this period as compared to the six months ended June 30, 2015.

•
Based on the review described above, we initiated changes that were in place throughout the 2016 quarter to enhance our focus on our EFT platform that is our flagship product and from which we earn a substantial portion of our revenue. While these changes initially prioritized attention to our product research and development activities, we identified corporate-wide synergies from a similar focus on how we were expending resources in our marketing and sales activities. Our enhanced attention to our EFT platform gained momentum across all departments resulting in our overall resources being more optimally used to translate sales leads into completed transactions and revenue for that product line. As a result, we realized 25.1% growth in revenue from our EFT platform perpetual license sales during the 2016 quarter which substantially offset the decrease in software license revenue for first six months of 2016 yielding the 0.3% decrease in software license revenue for the 2016 nine months.

•
Revenue from delivery of our EFT platform through a cloud-based SaaS solution grew 39.3%. The dollar amount of this revenue is not yet material to our total revenue. We achieved this growth by promoting our ability to offer the features and functions of our EFT platform through a SaaS delivery method without materially impacting our perpetual license sales. We believe this flexibility allows us to address the full range of users, whether they prefer a SaaS solution or an on-premises solution, without negatively compromising our ability to earn revenue from both.

Index

•
We made an investment in early 2016 to enhance the talent level of our sales force. During the 2016 nine months, we began to realize the benefits of them completing their first full sales cycles of substance and converting our sales pipeline into revenue. These efforts, combined with the refocus on our EFT platform discussed above, allowed our sales and marketing teams to achieve greater efficiencies that led to increased revenue.

M&S Revenue – When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products also purchase an M&S contract. In general and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates.

M&S revenue increased 12.8% primarily as a result of ongoing license sales for EFT Enterprise and Standard that are almost always accompanied by an M&S contract and sustained high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewal rates result from our programs designed to provide high-quality and responsive M&S service to our customers.

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

Professional Services Revenue - Professional services revenue increased 31.5% due to our sales and marketing programs designed to increase the frequency of sales of professional services and our enhanced focus on managing our queue of professional services projects so as to deliver our work product to our customers sooner and in-turn accelerate our ability to recognize revenue from these projects.

Trends in Revenue by Product

EFT Enterprise and Standard - We earn a substantial portion of our revenue from selling our EFT platform products and providing M&S and professional services related to those products. We believe these products present the best opportunity for increasing our revenue. Our software license, M&S and professional services revenue from our EFT platform increased 13.5% for the reasons discussed above under Trends in Revenue by Type.

WAFS, CuteFTP and Other - The total of license and M&S revenue from WAFS decreased 13.9%, from CuteFTP decreased 27.8% and from other products decreased 38.1%. Revenue from these products is less than 10% of our total revenue, and we earn no significant professional services revenue from these products. These decreases in revenue were a result of our primary focus being on the development, marketing and sales of our EFT platform products as discussed above under Solution Perspective and Trends.

Cost of Revenues.  These expenses are associated with the production, delivery and support of the products and services we sell. We believe it most meaningful to view cost of revenues as a percent of the revenues to which those costs relate since many of those costs are variable relative to revenue.

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

Index

Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related costs of our employees and third parties we use to deliver these services.

Cost of software license revenue as a percent of software license revenue was 27% in the 2016 nine months compared to 19% in the 2015 nine months.  This increase were a result of our release of new software products and new versions of existing products in periods subsequent to the 2015 nine months and the commencement of amortizing the capitalized software development costs for those products. This additional expense amortization that began subsequent to the 2015 nine months increased cost of revenue in the 2016 nine months as compared to the 2015 nine months.  On an absolute dollar basis, cost of revenue for software licenses increased 39% during the 2016 quarter due to the factors cited above and due to higher software license revenue.

Cost of M&S revenue as a percent of M&S revenue was substantially unchanged. Cost of revenue for M&S in absolute dollars increased by 8% due to an increase in M&S revenue. The cost of delivering M&S can vary slightly up or down from period-to-period, but we believe such changes are typically not indicative of long term trends or permanent changes in our cost of delivering M&S. Our gross margin on these services generally remains greater than 90% as a result of a consistent application of our customer support delivery protocols and practices.

Cost of professional services revenue as a percent of that revenue was 84% in the 2016 nine months as compared to 82% in the 2015 nine months. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Varying customer requirements for our professional services, combined with our desire to ensure that we maintain our high standard of delivering quality, timely services, caused us to engage third-party service providers to a greater extent in the 2016 nine months compared to the 2015 nine months for which the cost is higher than the cost of using our own personnel. Cost of revenue for professional services in absolute dollars decreased 34% for the reasons discussed above.

Sales and Marketing.  We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 35% of total revenue for the 2016 nine months compared to 32% of total revenue for the 2015 nine months. In absolute dollars these expenses increased 20%. These variations were primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increasing marketing activities related to competitive intelligence and channel development.
•	An increase in revenue which resulted in a higher absolute dollar amount of sales commissions paid to employees although the commission rate as a percent of sales did not change materially.

General and Administrative.  These expenses increased 10%. Our chief executive officer resigned during the 2016 nine months. The severance arrangement related to this resignation included a modification of certain stock options held by him to accelerate their vesting and to extend the period during which they can be exercised and also ongoing severance payments.  The stock option modification resulted in a one-time share-based compensation expense.  That expense and the ongoing severance payments and legal costs was the primary cause of the increase in this expense. Our legal fees also increased due to the matter discussed below in Part II. Other Information Item 1. Legal Proceedings.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Nine Months Ended September 30,
	2016	2015
R&D expenditures capitalized	$1,298	$1,613
R&D expenditures expensed	1,727	1,832
Total R&D expenditures (non-GAAP measurement)	$3,025	$3,445

Index

Total research and development expenditures decreased 12.2% due to:

•
Increased use of our employees as an internal resource to do this work in the 2016 nine months compared to the 2015 nine months when we relied more on the use of higher cost, third-party software developers.

•	Enhancement of relationships with those third-party developers we continue to use by replacing legacy arrangements carrying higher costs with more cost effective and efficient arrangements.
•	Shortages of qualified software engineers and qualified technical personnel that caused some of our open positions that arise during the normal course of business to take longer to fill.

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

Income Taxes.  Our effective tax rate was 32.8% for the 2016 nine months and 32.0% for the 2015 nine months. These rates differed from a federal statutory tax rate of 34% primarily due to:

•
The domestic production activities deduction in both quarters, and the research and development credit in the 2016 nine months only, that are items considered in our federal income tax return that are not part of our income before taxes on our financial statements.

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

During the three months ended September 30, 2016 we earned approximately 17% of our revenue from a single third party, channel distributor who purchases products from us and resells them to their customers. During the three months ended September 30, 2015 there was no single customer that exceeded 10% of sales. During the nine months ended September 30, 2016, and the nine months ended September 30, 2015, we earned approximately 14% and 10%, respectively, of our revenue from a single third party, channel distributor who purchases products from us and resells them to their customers. Approximately 40% of our accounts receivable as of September 30, 2016, were due from this customer and from one other customer, the latter of which did not constitute more than 10% of our revenue. Payment for substantially all such amounts has been received subsequent to that date.

We earned approximately 17% and 22% of our revenue from customers outside the United States during the three months ended September 30, 2016, and the three months ended September 30, 2015 respectively. We earned approximately 22% and 24% of our revenue from customers outside the United States during the nine months ended September 30, 2016, and the nine months ended September 30, 2015 respectively.    We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to the sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

Index

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

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II. Other Information

Item 1. Legal Proceedings

GlobalSCAPE has been named as one of a number of defendants in a patent infringement suit filed by Digital Reg of Texas, LLC in the United States District Court for the Eastern District of Texas. The complaint alleges that we infringed a patent that regulates access to digital content.  In a previous lawsuit this plaintiff brought asserting infringement of this patent against Adobe Systems Inc., several of the claims of this patent were found to be invalid, a decision which Digital Reg appealed to the Federal Circuit.  The case against us was stayed until resolution of that appeal. On April 8, 2016, the Federal Circuit confirmed the prior finding that several of the claims of Digital Reg’s patent were invalid.  The stay has now been lifted in the suit against us and we have filed a Motion to Dismiss the case based on the findings of the Federal Circuit.  We are currently waiting on the court to rule on our Motion to Dismiss. While we are early in this process such that it is not possible to reasonably determine the outcome of this lawsuit with any certainty, we believe any loss we could incur would be immaterial to our financial position and results of operations.

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

GLOBALSCAPE, INC.

November 10, 2016	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer