Form 10-K
period 2016-12-31
GLOBALSCAPE INC
filed 2017-03-27
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
☐ Yes          ☒ No

As of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $50,513,026 based on the closing sale price as reported on the NYSE MKT.

As of March 20, 2017, there were 21,566,831 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on May 10, 2017, are incorporated by reference in Part III hereof.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®,  EFT Cloud Services®GlobalSCAPE Securely Connected®, CuteSendIt®, and Mail Express® are registered trademarks of GlobalSCAPE, Inc.

Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, , EFT Server™, EFT Workspaces™, Enhanced File Transfer™, Enhanced File Transfer Server™, Secure Ad Hoc Transfer™, SAT™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, Workspaces™, Accelerate™,  WTC™,  Content Integrity Control™, Advanced Authentication™ and scConnect™ are trademarks of GlobalSCAPE, Inc.

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

“BYOL” means bring your own license.

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

PART I

Item 1.   Business

Company Overview

We develop and sell computer software that provides secure information exchange, data transfer and sharing capabilities for enterprises and consumers. We have been in business for over twenty years and have sold our products to thousands of enterprises and more than one million individual consumers throughout the world.

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

We also sell other products that are synergistic to EFT including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted less than 10% of our total revenue in 2016.

We focus on selling our EFT platform products in a business-to-business environment. We expect that the majority of the resources we will expend in the future for product research, development, marketing and sales will focus on our EFT platform products. We believe our products and business capabilities are well-positioned to compete effectively in the market for MFT products.

For a more comprehensive discussion of the products we sell and the services we offer, see Software Products and Services below.

We have won multiple awards for performance and reputation, including:

•	In 2016 and 2017:
-	Recognized for three Info Security Products Guide 2017 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
▪	Innovation in Compliance (Gold Winner) – Enhanced File Transfer
▪	Cloud/SaaS Solutions (Gold Winner) – EFT Cloud Services
▪	BYOD Security (Bronze Winner) – EFT Workspaces
-	Recognized as a 2016 Top Workplace by San Antonio Express-News, marking GlobalSCAPE’s sixth recognition as a Top Workplace in San Antonio.
-	Selected for CRN’s 2016 Cloud Computing Partner Program Guide
-	Certified as a great workplace by the independent analysts at Great Place to Work
-	Recognized for product excellence by the 2016 Golden Bridge Awards in several categories, including:
▪	EFT – Gold Winner in Access Compliance and Risk Management
▪	EFT Cloud Services – Gold Winner in Managed File Transfer
-	Recognized for distinguished product achievements by Network Products Guide’s 2016 IT World Awards in several categories, including:
▪	The Workspaces module, a part of EFT – Gold Winner in BYOD Security
▪	EFT – Bronze Winner in Compliance
▪	Mail Express – Bronze Winner in Email Security and Management
-	Named by Computerworld as one of the best companies to work for in IT for the third consecutive year with a ranking of #3 in the small company category.
-	Recognized by the San Antonio Business Journal as a 2016 Best Place to Work, making this the fifth time GlobalSCAPE has received this honor.
-	Honored as the HR Employer of the Year and Excellence in Engagement Strategy in North America by the HRO Today Services and Technology Association.
-	Received a 5-Star rating in The Channel Company’s CRN 2016 Partner Program Guide for the second year in a row.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the sixth year in a row with a ranking of #16 in the medium size category.

-	Received Info Security Products Guide 2016 Global Excellence Awards for distinguished achievements in product innovation that included:
▪	EFT Workspaces – Gold Winner in BYOD Security.
▪	Enhanced File Transfer – Silver Winner in Compliance.
▪	EFT Cloud Services – Bronze Winner in Cloud Security.
▪	Mail Express – Bronze Winner in Email Security and Management.
-	Named as Leader in Secure Information Exchange Services 2016 – Texas by the Corp America 2016 Small Cap Awards.

•	In 2015:
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

Industry Background

Communication across private and public computer networks that facilitates the movement and sharing of information between central and remote locations and with associates, employees, partners, suppliers, and customers is an integral part of daily operations for enterprises of all sizes. Corporate information managers must protect business assets, ensure that policies and processes meet regulations governing the management of sensitive information, and ensure that the right people have access to the right information, at the right place and at the right time. Global operations, diverse business partners and networks further emphasize the need for software applications that ensure compatibility, scalability, privacy, security and cost-effective integration. These requirements have created the need for maintaining the security of data and information in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices).

The increase in high-profile and large scale data breaches in corporate enterprises and government agencies involving access to information in an unauthorized manner have created a heightened awareness of the vulnerability of critical and confidential data. As a result, attention at an unprecedented level is being paid to the security and integrity of systems that store and transfer data electronically. In many cases, this emphasis involves assessing the adequacy of the security, reliability and visibility provided by existing MFT systems.

The need for secure MFT solutions is particularly strong for organizations faced with a daunting array of privacy, security, and remote accessibility challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory and privacy requirements include federal legislation and regulations such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act (GLBA),the Federal Trade Commission Red Flags Rules, as well as state legislation and regulations in the U.S such as California Senate Bill (SB) 1386 and the data security regulations issued by the Massachusetts Office of Consumer Affairs and Business, as well as the extraterritorial requirements such as the European Union Data Privacy Directive. Some of these statutes and regulations impose severe penalties for improper disclosure of confidential information.  Industry best-practices such as the Payment Card Industry Data Security Standard (PCI DSS) and self-imposed business requirements lead to the need to secure and protect consumer information, intellectual property and trade secrets. Use of secure MFT solutions offer protection against disclosure of proprietary information and also reduce corporate risks associated with the potentially devastating consequences of security breaches.

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

Strategy

We intend to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange. From our perspective, fully addressing this need for secure information exchange requires consideration of capabilities beyond traditional MFT, including the sharing of content between both people and businesses, work group collaboration, access to content outside the data center, business-to-business partner enablement, electronic data interchange, integration between systems and information, solution-wide governance, and advanced visibility including analytics, dashboards, and transaction-level control. We intend to use our EFT platform as a foundation for expanding our product offerings into areas adjacent to MFT that are often addressed and managed by the same decision-makers who purchase our EFT platform. Going forward, we intend to focus on determining which areas of our business will contribute to our future growth in their current state, need additional investment to contribute in the desired manner or require further analysis to determine their place in our product offerings.

As we evolve our solution portfolio, we intend to maintain an appropriate balance between legacy and new solutions, including making choices about transitioning, sustaining, or retiring solutions as necessary to best operate under prevailing business conditions. Transitioning or sustaining solutions may involve consolidating capabilities within our solution portfolio, releasing upgrades in response to market or customer needs, or making bug fixes. We also may phase out solutions and earlier versions of our solutions periodically in accordance with our end-of-live, or EOL, policy.

In addition to expanding our products into areas adjacent to MFT, we also believe that we need to continue to expand the means of delivering our MFT products.  To that end, we intend to continue expanding our capability to deliver our MFT products through EFT Cloud Services which provides a flexible continuum of features and functions that gives the user the ability to pick and choose the extent to which they want to own or outsource the capabilities of our EFT platform. EFT Cloud Services also provides organizations the flexibility of deploying on-premises, in the cloud or in a hybrid cloud environment with all of the security, compliance, scalability, and visibility features of an on-premises managed file transfer solution. We continually evolve our strategic focus based on our vision for product innovation and development, our assessment of visibility of and demand for our products in the marketplace, and our evaluation of desired approaches for selling and delivering our products.  Our strategic focus consists of:

•	Ongoing innovation of our EFT platform to address the expanding needs of our existing customers and to enhance our products’ appeal to new customers.

•	Licensing, developing and/or acquiring technologies with features and functions that are complementary to and synergistic with our EFT platform so as to expand the breadth of our products offerings.

•	Enhancing our sales and marketing programs to improve identification of potential demand for our products and to increase the rate at which we are successful in selling our products.

Ongoing Innovation of Our EFT platform to Address the Expanding Needs of Our Existing Customers and to Enhance Our Products’ Appeal to New Customers.

We seek to continue to improve and enhance our core technology, primarily in the MFT space, in both breadth and depth.  By focusing on the breadth of the product, we seek to pursue different segments of the market to ensure that we have offerings that meet the needs of small and medium businesses, or SMBs, but also scale to meet the demands of larger enterprises.  This will require new features and packages to be released to these audiences.  We believe that increasing the depth of our products by adding new features will allow us to increase sales to our existing client base by helping them solve additional problems within their organizations.  Examples of innovation in our core technology for the 2016 fiscal year included EFT Workspaces, which permits end users to collaborate more effectively in a peer-to-peer relationship without having to rely on central administrators, and EFT Event Rule Enhancements, which expanded our capabilities with workflow optimization and enhanced automation.  We will continue to focus on our core technology to ensure its continued success.

Gartner Inc., a notable industry analyst, and International Data Corporation have stated that the annual MFT market is in excess of $700 million. We are a leader in MFT products and services. In 2015, 2013 and 2012, we achieved one of the highest ratings in the Managed File Transfer Vendor Landscape Report from Info-Tech Research Group by being designated a “Champion” in its Vendor Landscape report. Info-Tech Research Group evaluated criteria such as strategy, viability, sales and support reach, and channel partner programs. Its evaluation of our strategy garnered one of the highest possible scores due in part to our focus on security and regulatory compliance. Also playing a role in our rating was the assessment of EFT Enterprise, our primary MFT platform. EFT Enterprise was commended for its ability to meet advanced security requirements, its flexible deployment options and modular architecture. In addition, we also were positioned in the Leader’s quadrant of the Gartner Magic Quadrant for Managed File Transfer in the latest years for which Gartner published this magic quadrant. We have since added adjacent-market capabilities, such as accelerated file transfer, business automation and business activity monitoring, to the EFT platform using our modular solution architecture. We believe that these capabilities are helping underpin the consistent growth in revenue from the EFT platform since they enable additional sales to existing clients and enhance the appeal of our software solutions to prospective, new clients.

With MFT capabilities increasingly being integrated into B2B gateways, data integration, service oriented architecture, and other technical solutions, we believe that the need to keep evolving our solutions and entering adjacent markets also is clear. We continue to believe the market will shift toward consideration of traditional MFT as more of a “feature” than a solution. This shift may take many years, but we believe early recognition of the trend and appropriate strategic planning increase our potential for evolving our solutions in front of the ongoing market changes. Placing our MFT offerings in a unified framework that provides comprehensive solutions to our clients’ information exchange requirements in a secure manner, while enabling users to perform their duties wherever and whenever needed, will be a key strategic element to further establish our market leadership in the broader markets. We believe key features such as collaboration, integration of disparate capabilities and systems into the MFT framework, and enhanced application support around the edge of MFT will increase client value and expand revenue opportunities.

Licensing, Developing and/or Acquiring Technologies With Features and Functions that are Complementary to and Synergistic with our EFT Platform so as to Expand the Breadth of Our Products Offerings.

The second area of strategic focus continues with product innovation but extends beyond pure MFT into adjacent segments and technologies.  We have made investments to integrate the capabilities of products and technologies such as Mail Express and scConnect into our EFT platform. We will continue to focus on determining which areas of our business will contribute to our future growth in their current state, need additional investment to contribute in the desired manner, or require further analysis to determine their future strategy.

Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisitions of technologies by licensing, partnering or by acquiring companies which own such technologies. We also maintain an active research and development program and work closely with partners and others in the industry to identify new solution opportunities. We also intend to remain alert for attractive opportunities to collaborate with others or perhaps combine other revenue-producing technologies with ours to expand our product offerings and reach.

We have allocated significant resources in recent years to enhancing our existing products and developing new solutions. This strategic focus has resulted in us adding features and functions to our EFT platform products and enhancing our ability to deliver those products to our customers in a variety of ways ranging from an on-premise, perpetual license to a full SaaS offering.

While storing and accessing data in a cloud environment is viable in many circumstances, we believe there also is a significant demand in the marketplace for the ability to access data in a manner similar to that offered by cloud computing but with the data being accessed and stored within the security of computers, servers or data centers owned by or dedicated solely to a particular individual or enterprise, rather than in the cloud. We believe our secure content mobility products potentially can provide or contribute to that functionality. Therefore, we intend to continue to expand and enhance these capabilities.

As we evolve our solution portfolio, we intend to maintain an appropriate balance between legacy and new solutions, including making choices about transitioning, sustaining, or retiring solutions as necessary to best operate under prevailing business conditions. Transitioning or sustaining solutions may involve consolidating capabilities within our solution portfolio, releasing upgrades in response to market or customer needs, making bug fixes, or phasing-out solutions periodically.

Enhancing our sales and marketing programs to improve identification of potential demand for our products and to increase the rate at which we are successful in selling our products.

We intend to sustain a high level of execution of our demand generation activities through our marketing group to provide a continuing flow of sales leads to our direct sales personnel and our channel sales partners.  We maintain lead generation programs that helped us to achieve the record revenues and bookings in 2016. During 2017, our sales and marketing efforts will continue to focus on enabling our channel partners and engaging their customers and prospects. We will continue to enhance our partner program to reward our partners who participate in our sales and technical certifications and drive new opportunities for us.  We believe that our marketing, sales and channel demand generation programs will continue to be a primary growth driver for GlobalSCAPE in 2016 and beyond.

We also intend to continue to emphasize ongoing initiatives to elevate our product and corporate profiles and awareness under the GlobalSCAPE brand. We believe that the transformation of our product lines into a more comprehensive solution architecture will continue to elevate this brand awareness with larger enterprises while still serving the needs of our traditional clients.  We will use internal resources as well as outside marketing and communications professionals to support this work.

We conduct business with thousands of organizations around the world. We provide solutions to some of the world’s largest manufacturers, distributors, banks, insurance companies, healthcare providers, automakers, film companies and technology providers. Given the breadth and depth of these market opportunities, we believe the effectiveness of a direct sales approach using only our in-house personnel to sell our products is limited by the number of qualified sales people we can hire and the number of prospective clients to whom they can present our products.  Accordingly, throughout 2016, we increased our emphasis on expanding our third-party sales channel relationships and intend to continue doing so for the foreseeable future.

We believe that utilizing and expanding our third-party sales channel relationships allows us to leverage the existing base of sales people in place in those companies and their existing customer relationships. In addition to exposing our products to hundreds, and potentially thousands, of sales people employed by those third-party resellers, our products can benefit from proven sales programs and methodologies in those organizations that are financed and supported by those selling partners.  We believe operating an aggressive channel reseller program provides an opportunity for our products to be presented to a notably larger number of potential buyers and in a more rapid fashion than if we attempted the same effort using only our direct salespersons.  We will continue to expand and enhance our existing channel relationships while at the same time identifying and engaging additional channel partners. Using this approach, we believe we can maintain and expand the exposure for our products in the marketplace in a manner that would probably take several years for us to accomplish on our own.

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

Software Products and Services

 We develop and sell computer software that provides secure information exchange, file transfer and file sharing capabilities for enterprises and consumers. We have been in business for over twenty years and have sold our products to thousands of enterprises and more than one million individual consumers throughout the world.

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

We have multiple revenue streams from our MFT products that include:

•
Perpetual software licenses under which customers install our products in their information systems environment on computers they manage and either own or otherwise procure from a cloud services provider, including deploying our products at a cloud services provider in a BYOL environment.

•	Cloud-based, hosted SaaS solutions that we sell on an ongoing subscription basis resulting in our earning a recurring, monthly subscription fee to access the service.
•	M&S.
•	Professional services for product customization and integration.

We also sell products that can be synergistic to our MFT products. These products have capabilities that:

•	Support information sharing and exchange capabilities using traditional email systems.
•	Enable enterprise file synchronization and sharing.
•
Enhance the ability to replicate, share and backup files within a wide area network or local area network, thereby allowing users to access their data at higher speeds than possible with most alternate approaches.

•	Support file transfers by individuals and small businesses.

We earn most of our revenue from the sale of our MFT products that support business-to-business activities and are strategically focused on selling products in that environment. The majority of our resources that we will expend in the future for product research and development, marketing, and sales will concentrate on the MFT business-to-business market. We believe our products and business capabilities are well-positioned to compete effectively in that market.

Some of our products support consumer-oriented file transfers and file sharing. Even though these products are profitable on an overall basis, we anticipate the future resources we will expend related to products sold to consumers and the associated revenue we earn from those products will continue to be a minor part of our business.

The discussion following presents a summary description of our specific products and solutions.

Managed File Transfer – Enhanced File Transfer Platform

Enhanced File Transfer, or EFT, is the brand name of our core MFT product platform. EFT was awarded multiple industry awards in compliance categories in 2016 including the 2016 Golden Bridge awards, the Network Product Guide’s 2016 IT World Awards, and the 2016 Info Security Products Guide Global Excellence Awards.

The EFT platform provides users the ability to securely transmit data from one location to another using any number of files of any size or configuration. It facilitates management, monitoring, and reporting on file transfers and delivers advanced data transfer workflow capabilities to move data and information into, out of, and throughout an enterprise. Notable features and capabilities of the EFT platform include:

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

During 2015 and 2016, we released new versions of our EFT platform and new modules which added several enhancements and capabilities including:

•	Advanced Authentication Module (AAM) that increases the interoperability of EFT with multiple authentication methods. AAM provides a single source of authentication across a customer’s infrastructure.
•
Workspaces, which is a file-sharing module that allows employees to create their own groups and assign permissions for those groups, much like a virtual data room, to provide access to files for which they themselves have access on the EFT server.  This functionality is accomplished without compromising the security, control, and governance of those files.

•
A Workspaces Outlook plugin that provides secure ad hoc file transfers via email, providing customers with the reporting features in EFT and combining them with the simplicity and security of sending files with Mail Express. The integration of these two products takes the best features in Mail Express and incorporates them into EFT.

•
Accelerate, which is an accelerated file transfer module that boosts the speed and efficiency of secure data transfers and allows for the fast transfer of large files over disparate geographic distances.

•	Enhanced compatibility of web transfer client file transfers through HTML5 support in addition to the existing Java Runtime Environment.
•	Increased scalability and business continuity with more flexible, uninterrupted file transfer service.
•	Improved facilitation of PCI DSS version 3.0 compliance with updates to security components, such as PGP and AS2.
•	Enhanced and expanded event rule functionality which improves the ability to integrate our products with client business processes and backend systems.

We expect to continue to enhance the EFT platform with capabilities that improve its speed and responsiveness of performance, provide additional administration flexibility supporting cross-platform implementation with our DMZ Gateway solution, offer business activity monitoring, and provide additional language support.

Most EFT customers choose to purchase a perpetual software license for a one-time fee paid at the time of purchase and under which they install the software on equipment they own and/or manage. In almost all cases, they also purchase ongoing M&S for which they pay us a recurring, annual amount that typically is 20% to 30% of the price of the software license.

If a customer prefers to use the capabilities of EFT in a SaaS fashion, we offer EFT Cloud Services for a monthly subscription fee. The EFT platform delivered in this manner has the same features and functionality as our EFT platform installed at a customer site. EFT Cloud Services allows users to reduce their upfront cost and achieve other recognized benefits of cloud-based managed file transfer SaaS subscription solutions, including strong service level agreements for information technologies infrastructure reliability and performance.  EFT can also be deployed for customers, on a BYOL basis, in their infrastructures running through Amazon Web Services or Microsoft AZURE. We have also initiated offering EFT Enterprise direct to buyers on a pre-deployed basis in the Amazon Web Services and Microsoft Azure Marketplaces.

EFT Cloud Services provides a flexible continuum of features and functions that gives the user the ability to pick and choose the extent to which they want to own or outsource the capabilities of our EFT platform. EFT Cloud Services gives organizations the flexibility of deploying on-premises, in the cloud or in a hybrid cloud environment with all of the security, compliance, scalability, and visibility features of an on-premises managed file transfer solution. Users of EFT Cloud Services have the option to work with a variety of top hosting providers that best fit their needs. We offer flexible subscription pricing under one, two, and three-year contracts that can help our customers minimize or eliminate upfront capital expenditures and possibly reduce their ongoing operating costs. Subscription revenue from EFT Cloud Services is increasing but is not yet a material portion of the total revenue from our EFT platform.

Secure Information Sharing and Exchange Solution – Mail Express

Mail Express is a solution that provides secure information sharing and exchange capabilities leveraging traditional email workflow. It is a stand-alone product installed in a client-server environment that allows users to send and receive secure, encrypted e-mail and attachments of virtually unlimited size. Mail Express was a Bronze Winner in Email Security and Management by Network Products Guide’s 2016 IT World Awards.

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

We will continue to offer WAFS as a stand-alone product and provide M&S services to customers who purchased WAFS in the past and who purchase it in the future. We do not expect to expend significant resources in the future expanding the features and capabilities of WAFS.

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

Professional Services

We offer a range of professional services to complement our on-premises and SaaS solutions. These professional services include product customization and system integration, solution “quickstart” implementations, business process and workflow, policy development, education and training, and solution health checks. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary, to support certain solution implementations and integrations.

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

We believe our reseller and distributor channel relationships allow us to leverage those third-party resources to increase our market penetration. We have established such relationships throughout the world and across industry lines. In particular, we are focused on growing our domestic reseller channel.

Our marketing efforts focus on building brand awareness and capturing demand for our solutions. We take a two-pronged approach that includes a blend of digital and channel marketing. Through our digital marketing initiatives, we have invested heavily in content syndication programming, resulting in outbound targeted campaigns that more effectively reach the right audience with white papers, case studies and competitor comparisons. We also conduct ongoing search-engine optimization techniques and Pay Per Click advertising to enhance our ranking for particular key words in search results of major search engines. We continue to invest in channel marketing through programs designed to recruit and enable our target partners in a manner that creates joint initiatives that drive demand through them for our products. In addition, we are using our technology to meet the customer where they are shopping with placement in the Amazon Web Services and Azure marketplaces.

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

Customers

We have sold our solutions throughout the world to individuals and enterprises ranging from SMBs to Fortune 100 companies. In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel resellers even though those end users can also purchase those products directly from us. During 2016 and 2015, we earned approximately 14% and 11%, respectively, of our revenue from such sales through our largest, third party, channel reseller. Although we believe that we are not substantially dependent on this distributor, if it were to experience a significant disruption of its business or if our relationship with them were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. We believe that such termination would not have a material adverse effect on us because we have engaged, or believe that we would be able to engage, alternative distributors, resellers and other distribution channels to deliver our products to end-customers shortly following the termination of any agreement with any distributor.

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

As a result of customer buying patterns and the efforts of our sales force and channel partners7 to meet or exceed their sales objectives, we have historically received a substantial portion of orders from our customers and generated a substantial portion of revenue during the last few weeks of each quarter. If a delay in an expected order for our products occurs near the end of a quarter, that could result in revenue we expected to earn in that period to be delayed until a subsequent quarter.

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

Our internal software engineers are responsible for creating and building our software products. They do so by combining their expertise with input from our sales, marketing and product management groups as to market trends and needs. Our software engineers design and write software and manage its testing and quality assurance. We utilize third-party software developers both domestically and overseas working under our supervision to supplement our software engineers. Using these external software developers in a strategic manner allows us to access highly-skilled labor pools, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

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

Our R&D expenditures profile has been as follows ($ in thousands):

	Year ending December 31,
	2016	2015
R&D expenditures capitalized	$1,538	$1,967
R&D expenditures expensed	2,539	2,562
Total R&D expenditures	$4,077	$4,529

Total resources expended for R&D set forth above as total R&D expenditures serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense and capitalized software development costs individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measurement not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measurement. As a result, this non-GAAP measurement of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development cost individually.

Substantially all of our R&D expenditures relate to our EFT platform products with a relatively minor level of these expenditures being related to our other products. We expect to increase our research and development activities in future years as we focus on improving our current products and introduce new products.

Competition

The managed file transfer software market sector is highly competitive, subject to rapid change, and significantly affected by new product introductions and other activities of market participants.

The software industry has limited barriers to entry. The availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The software market is characterized by vigorous competition in each of the vertical markets in which we compete both from existing competitors and by entry of new competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies and the possibility that competitors in one vertical segment may enter other vertical segments that we serve. In addition, some of our competitors in certain markets have greater financial, technical, sales, marketing and other resources than we do. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business. See “Risk Factors – Risks to Our Operations” for further discussion of risks regarding competition.

We believe that our future results depend largely upon our ability to better serve customers by offering new products whether by internal development or acquisition. We also believe we must continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, continuing product enhancements, reputation, price and training.

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

EFT Small Business (EFT SMB) Edition.  EFT SMB Edition competes against a number of secure, Windows-based FTP servers.  We believe our primary competitors are products sold by Ipswitch, Serv-U, and JSCAPE.  EFT SMB Edition has the advantage of leveraging the success of CuteFTP through product integration, offering proprietary extensions to the FTP protocol, and cross-marketing efforts to an existing customer base. EFT SMB Edition also benefits from being part of our EFT platform, which includes supplementary modules, including the DMZ Gateway solution, and an upgrade path to EFT Enterprise Edition.

EFT Enterprise Edition.  EFT Enterprise Edition competes in the managed file transfer market.  We believe our primary competitors are Axway, Ipswitch, IBM, and Linoma. EFT Enterprise Edition has the advantage of being cost effective in its market and allowing customers to flexibly evolve their MFT implementation by procuring supplementary modules such as our DMZ Gateway and Advanced Workflow Engine solutions.

CuteFTP.  CuteFTP exists in a highly competitive environment with numerous FTP software utilities available on the Internet for both the personal and professional user.  CuteFTP is positioned as one of the only secure FTP client programs that support a wide range of security standards related to the FTP protocol. We believe our primary competitors are consumer file transfer solutions sold by Ipswitch,  Serv-U and Van Dyke Software, Inc.  CuteFTP was an early Windows-based FTP client to market and historically has been among the most frequently downloaded FTP clients on popular download sites.

WAFS.  WAFS competes in the wide area file services/storage market.  We believe our primary competitors are Panzura and Peer Sync, each of which is delivering proprietary appliances.  We believe that WAFS has the advantage of being a software-only solution which leverages corporate infrastructure and minimizes the total cost of ownership.

Mail Express.  Mail Express competes in areas of the file transfer market associated with e-mail attachment offloading.  We believe our primary competitors are Leapfile, Zix, and Biscom.  Mail Express has the advantage of centralized policies for outbound file attachments and a transparent end-user experience, which allows for rapid customer deployments. Mail Express also has the benefit of integration with our most recent EFT release which provides customers with a more uniform administration experience for e-mail attachment offloading and traditional MFT operations.

Cloud-based Solutions for Secure Information Exchange. Our EFT Cloud solutions compete with MFT SaaS solutions.  We believe our primary competitors are Ipswitch, IBM  and Accellion.   EFT Cloud has the advantage of leveraging cost effective, secure hosting and cloud infrastructures, as well as management services provided by GlobalSCAPE experts.

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

Intellectual Property

We regard some of the features of our internal operations, our software, our brands and marketing message, and our documentation as proprietary and rely on copyright, patent, and trademark and service mark laws and trade secret protection, such as confidentiality procedures, contractual arrangements, non-disclosure agreements and other measures to protect our proprietary information. Our intellectual property is an important and valuable asset that enables us to gain recognition for our products, services, and technology and enhance our competitive position and market value.

As part of our confidentiality procedures, we enter into non-disclosure agreements with our employees and independent contractors, resellers, and corporate partners. We enter into license or subscription services agreements with respect to our software, documentation, and other proprietary information. Our standard license agreements are transferable only in limited circumstances and have a perpetual term. Our subscription services agreements for our hosted and managed solutions restrict access and have a definite term. We also educate our employees on trade secret protection and employ measures to protect our facilities, equipment, and networks.

Our trademarks and copyrights are central to our business. We have the following trademarks in the United States:

•	GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, EFT Cloud Services ®, GlobalSCAPE Securely Connected®, CuteSendIt® and Mail Express® are registered trademarks of GlobalSCAPE, Inc.
•
Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, EFT Server™, EFT Workspaces™,  Enhanced File Transfer™, Enhanced File Transfer Server™, Secure Ad Hoc Transfer™, SAT™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, Workspaces™, Accelerate™, WTC™, Content Integrity Control™, Advanced Authentication™ and scConnect™ are trademarks of GlobalSCAPE, Inc.

•	TappIn® and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.
•	TappIn Secure Share ™, Social Share ™, Now Playing ™, and Enhanced A La Carte Playlist™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

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

Employees

Our number of employees is as follows:

	March 1,
Department	2017	2016
Sales and Marketing	47	46
Engineering	33	25
Professional Services	14	14
Customer Support	20	22
Management and Administration	19	19
Total	133	126

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

We rely heavily on third-party services providers to help us identify sales leads. If those service providers become unavailable to us, or if the cost of their services become more costly than we could afford to pay, our ability to generate a sufficient volume of sales leads could be compromised, and our ability to sustain or increase our revenue could be adversely affected.

A significant portion of our revenue is generated through maintenance and support services. Decreases in maintenance and support sales or renewal rates, or a decrease in the number of new licenses we sell, will negatively impact our future revenue and financial results.

Revenue from maintenance and support services, or M&S, we provide our customers comprised 56% and 54% of our total revenue in 2016 and 2015, respectively. We earn M&S revenue from new M&S contracts, typically sold with new software licenses, and from renewals of such contracts. Any reduction in the number of new software licenses that we sell, or a reduction in sales of associated initial M&S contracts, therefore may have a long-term negative impact on our future M&S revenue, even if our customers continue to renew M&S contracts at historical rates. This situation, in turn, would impact our business and harm our financial results.

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

Our business and growth depend on our ability to obtain M&S renewals from existing customers. A decline in the percent of our M&S contracts that are renewed could adversely affect our future operating results.

A substantial portion of our quarterly M&S revenue is attributable to M&S agreements entered into during previous periods.  As a result, if there is a decline in the renewal rate of M&S agreements in any particular period, it is possible that only a small portion of the decline will be reflected in our M&S revenue recognized in that period and the remainder will be reflected in our M&S revenue recognized in subsequent periods. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors including customer dissatisfaction with our products’ functionality, features or performance, the level and quality of our M&S services, or our pricing. Renewal rates may also change due to competitors’ product offerings, customers converting to in-house developed solutions, customers’ inability to continue their operations and spending levels, migration path issues for new versions of our products, and other factors, a number of which are beyond our control. Our customers have no obligation to renew their M&S after the expiration of the initial term, and they may elect not to renew their M&S or to reduce the product quantity covered under their M&S agreements, thereby potentially reducing our future revenue. A decline in the renewal rate of M&S agreements may also result in a decrease in deferred revenue on our balance sheet as of the end of the period in which the decline in renewals occurred which, in turn, could result in a decrease in our future revenue.  For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We earn most of our revenue and operating margins from our Enhanced File Transfer licensed software solution suite and related maintenance and support services and, as a result, are highly dependent upon the continued success of this product line.

Our Enhanced File Transfer product platform, or EFT platform, is our on-premises, MFT solutions targeted primarily to the enterprise and small and medium business user environments. Our customers may purchase EFT as an on-premise license or may subscribe to it as software-as-a-service (or SaaS). License (both on-premise and SaaS), M&S, and professional services revenue from this product line was responsible for 93% and 90% of our total revenue in 2016 and 2015, respectively. This product has provided substantially all of our recent revenue growth and most of the operating margin necessary to fund our operations including, most notably, our sales and marketing and research and development activities.  Declines and variability in demand for our EFT products could occur as a result of:

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

We may acquire new products, capabilities or entire business enterprises in the future that could give rise to risks and challenges that could adversely affect our future financial results.

Acquisitions of new products, capabilities or entire business enterprises involve a number of risks and challenges, including:

•
Complexity, time, and costs associated with integration of the acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, marketing and technology which ultimately may not be successful.

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

We sell our software products both directly to end-users and through a network of distributors and resellers that we collectively refer to as the channel and through marketplaces such as Amazon Web Services and Microsoft AZURE. Sales through these different channels involve distinct risks. Risks associated with direct sales include:

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

From time-to-time, we make significant changes in the organizational structure and compensation plans of our sales organization, which may increase the risk of sales personnel turnover. To the extent that we experience turnover within our direct sales force or sales management, there is a risk that the productivity of our sales force would be negatively impacted which could lead to revenue declines. Turnover within our sales force can cause disruption in sales cycles leading to delay or loss of business. It can take time to implement new sales management plans and to effectively recruit and train new sales representatives. We review and modify our compensation plans for the sales organization periodically. Changes to our sales compensation plans could make it difficult for us to attract and retain top sales talent.

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

For 2016 and 2015, approximately 38% and 34%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers. We expect that a significant portion of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products through those channels depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction, and have experienced difficulties during the past several years. If our distributors and resellers were not be able to sustain their business at a level necessary to sell our products or provide customer support services, our business and revenue could be negatively impacted.

We rely upon major distributors and resellers in both the U.S. and international regions. Our largest distributor accounted for 14% and 11% of our total revenues in 2016 and 2015, respectively. Although we believe that we are not substantially dependent on this distributor, if it were to experience a significant disruption with its business or if our relationship with it were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could, in turn, negatively impact our financial results.

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

Rapid technological changes, as well as changes in customer requirements and preferences, characterize the software industry.  Just as the transition from mainframes to personal computers transformed the industry, we believe our industry will continue to transform in response to continued adoption of mobile devices and cloud-based SaaS, growth of big data, and potential emergence of capabilities resulting from disruptive innovation.  In response, we have devoted significant resources to the development of new solutions, such as our SaaS solutions. We are making such investments through our internal efforts, including further development and enhancement of our existing products, as well as through potential acquisitions of new product lines.  Innovation, new product development or acquisition, and go-to-market activities involve a significant commitment of time and resources and are subject to a number of risks and challenges including:

•	Developing, sustaining, and appropriately leveraging market intelligence to identify areas of market need that offer potentially high return on investment for solution development.

•	Managing the length of the development cycle for new products and product enhancements which may be longer than originally expected.

•	Adapting to emerging and evolving industry standards and to technological developments by our competitors and customers.

•	Addressing the evolution of operating systems and industry platforms that presently may not be served by our existing products.

•	Entering into new or unproven markets with which we have limited experience.

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

•	Changing purchasing trends such as purchasing through on-line marketplaces such as Amazon Web Services and Microsoft AZURE rather than direct sales or traditional channels.

Investments in new products may not result in sufficient revenue generation to justify their costs or may cause short or long-term harm to our financial results.  For example, customer adoption of our SaaS products may not occur as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current customers thereby adversely affecting our competitive position, or we may not be successful in future attempts to achieve disruptive innovation.

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

Revenue from our Mail Express, Wide Area File Services, CuteFTP and TappIn product lines will likely decline in the future and become a smaller part of our total revenue.

Revenue from our products and services other than our EFT solution was $2.2 million and $3.0 million in 2016 and 2015, respectively, and accounted for 7% and 10% of our total revenue in 2016 and 2015, respectively.  As we increase our focus and emphasis on our EFT platform products, our revenue from these products will likely continue to decline. We incur costs and expenses supporting these products for our customers who are currently using them. If revenue from these products continues to decline, we may begin to incur losses from these products. The potential for such losses may cause us to decide to sell or discontinue one or more of these product lines. If we cannot effectively reduce our costs to support these products, or if see decide to sell one or more of these product lines but cannot find a buyer for them, we may begin incurring losses on these products that could materially affect our results of operations and financial condition.

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

We believe there could be notable seasonal factors in the future that may cause us to record higher revenue in some quarters compared with others. We believe this variability is possible largely due to our customers’ budgetary and spending patterns, as many customers spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our customers. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

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

The transition from an on-premise to a cloud-based, SaaS subscription business model is subject to numerous risks and uncertainties.

We believe that there will be a continuing shift away from sales of on-premise software licenses to sales of subscriptions for our cloud-based, SaaS solutions, which provide our customers the right to access certain of our software in a hosted environment for a specified subscription period. This SaaS strategy may give rise to a number of risks, including the following:

•
If customers are uncomfortable with cloud-based solutions and desire only perpetual licenses, we may experience longer than anticipated sales cycles and sales of our cloud-based solutions may lag behind our expectations;

•
Our cloud-based strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time, service availability, information security of a cloud-based solution and access to files while offline or once a subscription has expired;

•	We may be unsuccessful in maintaining our target pricing, adoption and projected renewal rates;
•	We may select a target price that is not optimal and could negatively affect our sales or earnings; and
•	We may incur costs at a higher than forecasted rate as we expand our cloud-based solutions.

The shift of our customers’ preference to cloud-based, SaaS solutions  may also require a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations. Whether our business model transition will prove successful and will accomplish our business and financial objectives is subject to numerous uncertainties, including but not limited to: customer demand, renewal rates, channel acceptance, our ability to further develop and scale infrastructure, our ability to include functionality and usability in such solutions that address customer requirements, tax and accounting implications, pricing and our costs. In addition, the metrics we use to gauge the status of our business may evolve over the course of the transition as significant trends emerge.

If we are unable to successfully establish our cloud-based solutions and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.

Our subscription services, such as our EFT Cloud Services, may impact our revenue trends as some opportunities that otherwise would have materialized as software license sales for on-premises installation at our customers’ sites could potentially shift to subscription-based sales.

In recent years, most of our revenue, and the growth of our revenue, has been attributable to perpetual license and M&S sales of our EFT solution.  Perpetual license fees for software to be installed at a customer site are typically recognized in full as revenue at the time the software is delivered to the customer. On the other hand, subscription services are recognized as revenue over time as the services are delivered (assuming collection is deemed probable), typically on a monthly basis. Any significant increase in the percentage of our business generated from such a subscription model could, as a result, delay revenue recognition and have a negative impact on our operating results.

The impact of subscription services on prior revenue growth trends depends on several key factors, including the number of customers who may shift from on-premise software licenses to subscription services, the rate at which they may do so, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service.  Generally, for a fixed number of opportunities (that is, without considering the possibility that a new service offering may result in additional sales opportunities), the addition of subscription services reduces revenue growth rates for several quarters for the associated solutions until cumulative subscription revenue increases and, potentially, surpasses comparable software license revenue. The revenue impacts are particularly pronounced early in the introduction of subscription services because there has been only a short time period for accumulation of the recurring revenue stream.  As we continue to promote subscription-based services, the risk of this revenue shift will continue with revenue derived from sales of our EFT solution, the comparable on-premises MFT software in our portfolio, most subject to ongoing transitory risk from the introduction of these subscription services.

Subscription offerings create risks related to the timing of revenue recognition.

Although the subscription model is designed to increase the number of customers who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and potential reductions in cash flows.

A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future periods. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription or SaaS-based services through additional sales in any period as revenue from new customers will be recognized over the applicable subscription term. Increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license customers.

Our cloud and SaaS offerings bring additional business and operational risks.

We offer delivery of several of our products using a SaaS model. Our SaaS offerings provide our customers with existing and new software management through a cloud service as opposed to traditional on-premises software deployments. There can be no assurance that SaaS revenue will be significant in the future despite our levels of investment in developing this product delivery method. Margins associated with our SaaS offerings are generally lower than margins associated with our on-premises solutions.

Most of our SaaS subscription arrangements are under month-to-month agreements. Accordingly, our customers generally have no long-term obligation to us and may cancel their SaaS subscription at any time. Even if our customers are satisfied with our SaaS products and services, they may elect not to continue their SaaS subscription, and in fact, some customers elect not to do so. Renewal rates in the future may differ from historical trends such that we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our operating results may be adversely impacted.

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

We rely on third parties to provide us with a number of operational services, including hosting and delivery of our SaaS products, certain of our customer support services, and other operations.  Any interruption or delay in service from these third parties, breaches of security or privacy, or failures in data collection could expose us to liability, harm our reputation and adversely impact our financial performance.

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

Our solution portfolio includes software licenses, subscription services, M&S, and professional services.  Because they are relatively labor intensive, professional services typically have substantially lower margins than software license sales, M&S and subscription services. Professional services were 8% and 7% of our total revenue in 2016 and 2015, respectively.  However, this percentage can fluctuate significantly from period to period depending on the needs of our customers.

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

We intend to expand our business, specifically with regard to new on-premise license sales and SaaS delivery of our products. To do so, we plan to increase our research and development expenditures to accelerate our introduction of new features, functions and capabilities for our products to the marketplace. We intend to enhance the presence and visibility of those products by increasing our sales and marketing expenditures to expand our sales force, particularly through a broader reseller program involving more third-parties, and by implementing new sales lead generation and marketing initiatives.

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

As we develop new products or new features, functions and capabilities for existing products, we capitalize certain of our costs related to those activities and defer the expense arising from those activities to future periods.

In accordance with GAAP, we capitalize certain of our costs related to the development of new products or new features, functions and capabilities for existing products. We present these capitalized costs as an asset on our balance sheet. We amortize these costs to expense in future periods after these work products are completed and released for sale so as to match these expenses the associated revenue we earn in the future. If we were to deem these capitalized costs not to be realizable through future revenue and accordingly had to reduce the carrying value of these assets, possibly to zero, we could incur significant expenses earlier than anticipated.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

Addressing MFT, hosted services and secure content mobility typically requires very complex products.  Undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released.  Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products.  Our customers’ computing environments also are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming.  In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments.  In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the time required to correct these errors.

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

These adverse impacts to customer spending may be directly, and adversely, reflected in our future business and operating results because we believe a substantial part of their MFT spending budget is considered discretionary by our prospects and customers. The perception of MFT solutions spending as discretionary is further reinforced by the existence of low cost, or even free, products that deliver some subset of the capabilities found in our solutions.  In the event of an economic downturn, some customers may decide to defer spending for our solutions or may elect to obtain low cost or free “good enough” products as an interim measure.  The potential adverse impacts of such decisions may persist for an extended period of time, even well into a period of economic recovery, given that many prospects will not change their IT infrastructure for a considerable period of time after that infrastructure has been installed and is operating adequately.

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

While we have derived the majority of our historical revenues from on-premises delivery of our products, we now also offer our products on third-party, hosted platforms. As we continue to execute our strategy of increasing the number and scale of our cloud-based offerings, we may store and process increasingly large amounts of personally identifiable information of our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls. It is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue.  We believe consumers using our subscription services increasingly will want efficient, centralized methods of choosing their privacy preferences and controlling their data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products or services and could constrain consumer and business adoption of cloud-based solutions.

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

We conduct significant sales and customer support in countries outside of the United States.  Approximately 23% and 24% of our sales were to purchasers outside the United States in 2016 and 2015, respectively.  If our sales outside the United States increase, we may be required to further expand our international operations.  To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers.  We may also incur additional expense translating our applications into additional languages. In addition, there is significant competition for entry into high growth markets.  Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations.  These risks include:

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 19% of our outstanding common stock as of March 1, 2017. These stockholders would have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted as a result of the exercise of stock options, thereby affecting the value of the stock.

There were options to purchase 2,407,005 shares of our common stock outstanding under our employee and director stock option plans as of December 31, 2016, of which options to purchase 1,001,570 shares were vested. We have filed a registration statement under the Securities Act covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

Item 3.    Legal Proceedings

GlobalSCAPE had been named as one of a number of defendants in a patent infringement suit filed by Digital Reg of Texas, LLC in the United States District Court for the Eastern District of Texas, Tyler Division. The complaint alleged that we infringed on a patent that regulates access to digital content. In February 2017, we settled this matter for an amount that was immaterial to our financial position and results of operations.

Item 4.    Mine Safety Disclosures

Not Applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NYSE MKT Exchange under the symbol “GSB” The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years.

	2016		2015
	High	Low	High	Low
First Quarter (ending March 31)	$4.08	$3.27	$3.67	$2.17
Second Quarter (ending June 30)	$4.00	$3.20	$3.49	$3.07
Third Quarter (ending September 30)	$3.87	$3.41	$3.56	$3.14
Fourth Quarter (ending December 31)	$4.18	$3.35	$4.28	$3.20

Annual	4.18	3.20	4.28	2.17

On March 20, 2017, the last reported sales price of our common stock on the NYSE MKT Exchange was $3.98 per share.  As of March 20, 2017, we had approximately 1,793 stockholders of record of our common stock.

We paid quarterly dividends of $.015 per share on March 8, 2016, June 8, 2016, September 8, and December 8, 2016 to stockholders of record as of the close of business on February 23, 2016, May 23, 2016 and August 23, and November 23, 2016, respectively. The timing and amount of dividends to be paid, if any, in subsequent quarters will be determined on future dates by the Board of Directors.

Item 6.  Selected Financial Data

The following selected financial data is derived from the Financial Statements included in this and previous annual reports. This data is qualified in its entirety by and should be read in conjunction with the more detailed Financial Statements and related notes included in this annual report and with Item 8, “Financial Statements and Supplementary Data”. Historical results may not be indicative of future results.

As part of our ongoing enhancement and refinement of our financial reporting to fairly present our results of operations and financial position, we may make changes from time-to-time in accounting methods and in the classification and presentation of our business activities in our financial statements. To ensure comparability between periods, we revise previous period financial statements presented to conform them to the method of presentation in our current period financial statements.

As discussed in Note 2 to our Consolidated Financial Statements included in this annual report, in preparing our financial statements as of December 31, 2016, and for the year then ended, we changed accounting methods and/or made reclassifications and revisions in the following areas:

•	Method of Amortization of Deferred Revenue Related to M&S Agreements
•	Method of Recording M&S Billings
•	Reclassification of Sales Engineer Expenses
•	Reclassification of Reserve for Uncertain Tax Position

The financial information presented below as of December 31, 2015, and for the year then ended has been revised from previously reported amounts to reflect the effects of the items listed above. We recorded the cumulative effect of these items as of January 1, 2015. See the tables in Note 2 to our Consolidated Financial Statements for an illustration of the effects of these items.

The amounts presented for years prior to 2015 have not been revised as the effect of these items is not material to previously reported amounts for those years.

Statement of Operations Data:
($ in thousands except per share amounts)
	Year Ended December 31,
	2016	2015	2014	2013	2012

Total revenues	$33,336	$30,735	$26,770	$24,339	$23,372
Income (loss) from operations	$5,818	$6,311	$4,615	$3,901	$(1,394)
Net income (loss)	$3,951	$4,528	$3,026	$3,840	$(1,800)

Net income (loss) per common share - basic	$0.19	$0.22	$0.15	$0.21	$(0.10)
Net income (loss) per common share - diluted	$0.18	$0.21	$0.15	$0.20	$(0.10)

Cash dividends declared per share	$0.060	$0.045	$0.050	$0.050	$0.070

Balance Sheet Data:
($ in thousands)
	2016	2015	2014	2013	2012

Total assets	$50,180	$44,262	$38,387	$33,092	$33,588
Long term debt, less current portion	$-	$-	$-	$2,989	$4,389

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements for the years ended December 31, 2016 and 2015, and related notes included elsewhere in this document.

Overview

We develop and sell computer software that provides secure information exchange, data transfer and sharing capabilities for enterprises and consumers. We have been in business for over twenty years and have sold our products to thousands of enterprises and more than one million individual consumers throughout the world.

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

We also sell other products that are synergistic to EFT including Mail Express, WAFS, and CuteFTP. Collectively, these products constitute less than 10% of our total revenue.

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, marketing and sales will focus on our EFT platform products. We believe our products and business capabilities are well-positioned to compete effectively in the market for MFT products.  For a more comprehensive discussion of the products we sell and the services we offer, see “Business - Software Products and Services above.

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

Revenue Growth

We believe annual revenue growth is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, we review our revenue mix and changes in revenue, across all solutions, on a regular basis to identify key trends. We believe our revenue growth is primarily dependent upon executing our business strategies which include:

•	Ongoing innovation of our EFT platform to address the expanding needs of our existing customers and enhancing our products’ appeal to new customers.

•	Licensing, developing and/or acquiring technologies with features and functions that are complementary to and synergistic with our EFT platform so as to expand the breadth of our products offerings.

•	Enhancing our sales and marketing programs to improve identification of potential demand for our products and to increase the rate at which we are successful in selling our products.

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work.

We remain alert for attractive opportunities to collaborate with others or perhaps combine other revenue-producing technologies with ours to expand our product offerings and reach. To that end, we continually assess products and services offered by others that might be synergistic with our existing products. We may elect to take advantage of those opportunities through cooperative marketing agreements or licensing arrangements or by acquiring an ownership position in the enterprise offering the opportunity.

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

See Comparison of the Statement of Operations for the Years Ended December 31, 2016 and 2015, for a discussion of trends in our revenue growth that we monitor using this metric.

Bookings and Potential Future Revenue (Non-GAAP Measurement)

Bookings, along with the potential future revenue we may recognize from certain bookings (collectively referred to as bookings), is a business metric we use to measure the success of our sales and marketing programs and the effectiveness of our sales and marketing teams. Bookings arise from sales of software licenses, M&S, and professional services to our customers that consist of:

•	Invoiced amounts for products and services we have delivered and for which we recognize revenue currently.
•	Invoiced amounts for products and services we will deliver in the future and for which we will recognize revenue in those future periods.
•	Statements of work under which customers have engaged us to deliver professional services which we will invoice and recognize as revenue in the future as we complete that work.

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

Our bookings trends and the reconciliation of revenue to bookings are as follows ($ in thousands):

	Year Ended December 31
	2016	2015

Revenue	$33,336	$30,735
Products and services sold for which we will recognize revenue at a future date when the goods and services are delivered to and accepted by the customer	27,785	20,034
Products and services delivered to and accepted by the customer for which revenue recognition had been deferred in the past at the time of booking	(25,782)	(18,360)
Bookings	$35,339	$32,409

Our bookings yield revenue that we recognize at the time of the booking (for example, from the sale of an on-premise license to our products) as well as amounts for which we will recognize revenue in future periods (for example, from the sale of an M&S contract or from professional services to be rendered in the future). Accordingly when using bookings to measure the success of our sales and marketing programs and the effectiveness of our sales and marketing teams, we also assess the potential future revenue those bookings may yield. We compute that potential future revenue as the sum of:

•	Deferred revenue on our balance sheet and
•
Amounts we have billed and invoiced to our customers for M&S services on a date that is before the date we begin delivering those services (such amounts are not in accounts receivable or deferred revenue on our balance sheet), and

•	Statements of work in place with customers under which we will provide professional services in the future.

Bookings during the year ended December 31, 2016, increased compared with the year ended December 31, 2015, primarily due to continuing development and introduction of new features and functions for our EFT product platform, enhanced marketing programs to increase our exposure and visibility to sales leads, and improved selling techniques to increase the likelihood of completing a sale when presented with a sales lead. We believe this increase is a leading indicator for potentially increased revenue in periods subsequent to 2016.

Our potential future revenue is as follows ($ in thousands):

	December 31,
	2016	2015
Deferred revenue on our balance sheet
Deferred revenue - current	$13,655	$12,460
Deferred revenue – non current	3,790	3,808
Total deferred revenue	17,445	16,268
Amounts billed and invoiced to customers for M&S services on a date that is before the contracted start date for those services (not part of deferred revenue)	381	206
Statements of work for professional services to be provided in the future	411	1,445
Total potential future revenue	$18,237	$17,919

Potential future revenue is not a measure of financial performance under generally accepted accounting principles, or GAAP, and should not be considered a substitute for revenue. Potential future revenue has limitations as an analytical tool and when assessing our operating performance. Potential future revenue should not be considered in isolation or as a substitute for revenue or other income statement data prepared in accordance with GAAP.

Adjusted EBITDA (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) to provide us a view of income and expenses and cash flow from our operations that is supplemental and secondary to our primary assessment of net income as presented in our consolidated statement of operations and comprehensive income and of cash flow from operating activities as presented on our consolidated statement of cash flows. We use Adjusted EBITDA to provide another perspective for measuring profitability and cash flow from our core operating activities that does not include the effects of expenses that typically do not require us to pay them in the current period (such as depreciation, amortization and share-based compensation), the cost of financing our business, and the effects of income taxes, as well as the effects on our cash of changes in certain balance sheet items such as accounts receivable and accounts payable. We monitor the components of EBITDA to assess our actual performance relative to our plans, budgets and expectations and use the results of that assessment to adjust our future activities to the extent we deem necessary.

Adjusted EBITDA is not a measure of financial performance under GAAP. It should not be considered as a substitute for net income presented on our consolidated statement of operations and comprehensive income or for net cash provided by operating activities presented on our consolidated statement of cash flows. Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or without a simultaneous reading and consideration of our financial statements prepared in accordance with GAAP.

We compute Adjusted EBITDA as follows ($ in thousands):

	Year Ended
	December 31
	2016	2015
Net Income	$3,951	$4,528
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	2,026	1,862
Interest (income) expense, net	(159)	(78)
Depreciation and amortization:
Total depreciation and amortization	2,045	1,553
Amortization of capitalized software development costs	(1,777)	(1,283)
Stock-based compensation expense	973	647
Adjusted EBITDA	$7,059	$7,229

See Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015 for discussion of the variances between periods in the components comprising Adjusted EBITDA Excluding Infrequent Items.  Our adjusted EBITDA results indicate that we have been able to sustain consistently positive cash flow to help fund our future operations.

Solution Perspective and Trends

Our discussion of the business trends of our products is based on the following profile of our revenue components ($ in thousands):

	2016		2015
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$11,984	35.9%	$12,023	39.1%
M&S	18,668	56.0%	16,489	53.7%
Professional Services	2,684	8.1%	2,223	7.2%
Total Revenue	$33,336	100.0%	$30,735	100.0%

Revenue by Product Line
License
EFT Platform	$10,978	91.6%	$10,459	87.0%
Other	1,006	8.4%	1,564	13.0%
	11,984	100.0%	12,023	100.0%
M&S
EFT Platform	17,432	93.4%	15,006	91.0%
Other	1,236	6.6%	1,483	9.0%
	18,668	100.0%	16,489	100.0%

Professional Services (all EFT Platform)	2,684	100.0%	2,223	100.0%

Total Revenue
EFT Platform	31,094	93.3%	27,688	90.1%
Other	2,242	6.7%	3,047	9.9%
	$33,336	100.0%	$30,735	100.0%

We earn revenue primarily from the following activities:

•
License revenue from sales of our EFT platform products that we deliver as either perpetually-licensed software installed at the customer’s premises, for which we earn the full amount of the license revenue at the time the license is delivered, or as a cloud-based service under our EFT Cloud Services brand delivered using a SaaS model, for which we earn monthly subscription revenue as these services are delivered.

•
License revenue from sales of our Mail Express, WAFS and CuteFTP products that are installed at the customer’s premises under a perpetual license for which we earn the full amount of the license revenue at the time the license is delivered.

•
M&S revenue under contracts to provide ongoing product support and software updates to our customers who have purchased license software which we recognize ratably over the contractual period, which is typically one year but can be up to three years.

•
Professional services revenue from a variety of customization, implementation, and integration services, as well as delivery of education and training associated with our solutions, which we recognize as the services are performed and accepted by the client.

We earn most of our revenue from the sale of our EFT platform products and the associated M&S and professional services related to those products. With our core competency being in products that address the MFT market, we believe our EFT platform products provide the best opportunity for our future growth. Accordingly, expansion of the capabilities of the EFT platform will be our primary focus in the future. While we will continue to sell and support our other products for the foreseeable future, they will not be an area of emphasis for us going forward.

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

Over the past few years, we have developed and offered individual product lines that include EFT, Mail Express, WAFS, and CuteFTP. Each of these product lines addresses distinct needs in the marketplace. While some customers purchase products from more than one of these product lines, for the most part, customers in a particular market or vertical have needs that are addressed by only one of these products and, therefore, purchase only that product. With respect to Mail Express, while we will continue to offer it as stand-alone product for the time being, the engineering resources we allocate to this technology will focus on migrating it to becoming an integrated component of our EFT platform. We do not expect to expend significant resources in the future on expanding the features and capabilities of WAFS and CuteFTP although we will continue to sell those products and support them.

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

Our total revenue increased 8.5% in 2016 and 14.8% in 2015. For a more complete discussion of these revenue trends, see Comparison of the Statement of Operations for the Years Ended December 31, 2016 and 2015, and Comparison of the Statement of Operations for the Years Ended December 31, 2016 and 2015.

Liquidity and Capital Resources

Our cash and working capital positions were as follows (in thousands):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$8,895	$15,885
Short term investments	2,754	3,254
Long term investments	12,779	-
Total cash, cash equivalents, short and long term investments	$24,428	$19,139

Working capital	$2,936	$10,878
Deferred revenue, current portion	13,655	12,460
Working capital plus current deferred revenue (non-GAAP presentation)	$16,591	$23,338

At December 31, 2016, our short term investments consisted of certificates of deposit maturing on various dates through October 2017. Our long term investments as of that date consisted of certificates of deposit maturing after December 31, 2017, on various dates through December 2021.

Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability. Accordingly, we assess our working capital needs using both the GAAP computation that includes all current liabilities as well as assess it by excluding the current portion of deferred revenue. Working capital plus the current portion of deferred revenue is not a measure of financial position under GAAP, has limitations as an analytical tool and when assessing our financial position and should not be considered a substitute for working capital computed in accordance with GAAP.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Year Ended December 31,
	2016	2015
Operating activities	$7,066	$7,021
Investing activities	$(13,880)	$(2,119)
Financing activities	$(176)	$(375)

Our cash provided by operating activities increased during 2016 compared to 2015 primarily due to:

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities, as set forth on our Consolidated Statements of Cash Flow, increasing from $6.5 million in 2015 to $7.1 million in 2016. See the section below under Comparison of Year Ended December 31, 2016, to Year Ended December 31, 2015, for a discussion of the changes in the components of these amounts.

•
Deferred revenue increasing $1.2 million during 2016 compared to increasing $708,000 during 2015 primarily due to 2016 having a larger number of renewals of multi-year M&S agreements than occurred in 2015. Since we collect payment for the full term of an M&S agreement at the beginning of the agreement, we generally receive larger cash payments at the beginning of a multi-year agreement than we receive at the beginning of a comparable single year agreement.

•
Accounts payable increasing $37,000 in 2016 compared to decreasing $272,000 during 2015 primarily due to a higher use of third-party software developers in 2015 compared to 2016 for which extended payment terms were generally not available. The remainder of variations in accounts payable in 2016 compared to 2015 was due to normal variations in the timing of payments to our vendors.

•
Federal income tax receivable decreasing $352,000 in 2016 compared to increasing $233,000 in 2015 due primarily to the Internal Revenue Service completing its examination of certain of our federal income tax returns for certain prior years and refunding to us in 2016 taxes paid in prior years. The remainder of the change was due to our taxable income being lower for 2016 than for 2015 and normal variations in the timing of our tax payments.

Offset by

•
Accounts receivable increasing $1.2 million during 2016 compared to remaining relatively unchanged during 2015 as a result of there being an increased number of larger transactions in the fourth quarter of 2016 as compared to the fourth quarter of 2015 for which payment was not due until 2017.

•
Accrued expenses decreasing $58,000 in 2016 compared to increasing $303,000 in 2015 due primarily to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as part of our financial statements.

•
Other assets increasing $185,000 during 2016 as compared to decreasing $40,000 during 2015 primarily due to a prepayment in 2016 of a group healthcare premium related to 2017 as a result of a change in our healthcare insurance provider.

 The increased use of cash for investing activities during 2016 compared to 2015 was primarily due to refining our cash management policies that resulted in our purchasing higher levels of short term and long term certificates of deposit during 2016 as compared to 2015, offset by a decrease in our software development costs that were capitalized.  While the scope and magnitude of our software development activities were substantially the same between these periods, the cost of that work was less in 2016 compared to 2015 due to increased use of our employees to do this work in 2016 compared to 2015 when we relied more on the use of higher cost, third-party software developers.

The decreased use of cash for financing activities during 2016 compared to 2015 was primarily due to:

•
An increase in cash received from the exercise of stock options during 2016 as a result of us recruiting more experienced personnel with broader capabilities that in turn resulted in more people departing the Company in 2016 than in 2015 which resulted in more stock options being exercised before reaching their post-employment expiration date.

Offset by

•	An increase in cash paid for dividends due to the payment of four quarterly dividends in 2016 as compared to the payment of three quarterly dividends in 2015.

Contractual Obligations and Commitments

At December 31, 2016, our contractual obligations and commitments consisted primarily of the following items:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $17.4 million. Those future services primarily relate to our obligations to under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

•
Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

•	Operating lease for our office space.
•	Federal and state taxes.

Our non-cancellable, contractual obligations at December 31, 2016, consisted of the following (in thousands):

	Amounts Due for the Period
	Fiscal Years
	2017	2018 - 2020	Thereafter	Total

Operating leases	$360	$480	$-	$840

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued the following Accounting Standard Updates (ASU) that we believe may be relevant to our business and to the preparation of our financial statements:

ASU 2017-04, Intangibles – Goodwill and Other (issued January 2017) - To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity was required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer is required to adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We expect that the application of the provisions of this update will not have a material effect on our financial statements.

ASU 2016-13, Financial Instruments – Credit Losses (issued June 2016) - Among the provisions of this ASU is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need consider only past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2020, and the quarterly periods during that year. We do not expect the amounts we report as accounts receivable in those future periods under this guidance to be materially affected relative to current guidance.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016) - When implemented, this standard will discontinue the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. In accordance with this standard, we will implement it beginning with our interim and annual financial statements for 2017. The extent of the effect of this standard on our financial statements for 2017 and later depends upon the level of stock option exercise activity we experience in 2017 and later. The amounts involved in accounting for tax benefits or deficiencies from share-based compensation that are the subject of ASU 2016-09 are presented in our 2016 and earlier consolidated statements of cash flows and consolidated statements of stockholders’ equity on lines that are captioned tax benefit or tax deficiency from share-based compensation.

ASU 2016-02, Leases (issued February 2016). The main difference between existing GAAP and this ASU 2016-02 is the presentation by lessees on their financial statements of lease assets and lease liabilities arising from operating leases. Since this new standard retains the distinction between finance and operating leases, the effect of leases in the statement of operations and the statement of cash flows will be largely unchanged from existing GAAP. Our only lease of significance is our operating lease for our corporate office space for which we will present a right-to-use asset and a lease liability on our balance sheet when we implement this standard. We are in the process of determining those amounts. In accordance with this standard, we will implement it beginning with our interim and annual financial statements for 2019. The extent of the effect of this standard on our financial statements for 2019 and later will depend upon the leases, if any, that we have in effect at that date.

ASU 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes (issued November 2015) – This pronouncement requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying financial statements in the manner described in the Note 9 below.

ASU 2014-09, Revenue from Contracts with Customers (issued May 2014) - The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2018, and the quarterly periods during that year. We do not expect the application of this ASU to have a material effect on the amounts or timing of revenue we report in those future periods relative to current guidance.

We believe the application of ASU 2014-09 will result in a change in the manner in which we record sales commission expense related to M&S contracts. Currently, we record the full amount of the sales commission paid on the full value of an M&S contract as an expense on the inception date of the M&S contract. We believe that under ASU 2014-09, we will record that commission expense ratably over the term of the M&S contract. We have not yet quantified the effect of this change, but we do not expect that effect to be material to our results of operations or financial position.

Critical Accounting Policies

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

Changes in Accounting Methods, Reclassifications and Revisions

As part of our ongoing enhancement and refinement of our financial reporting to fairly present our results of operations and financial position, we may make changes from time-to-time in accounting methods and in the classification and presentation of our business activities in our financial statements. To ensure comparability between periods, we revise previous period financial statements presented to conform them to the method of presentation in our current period financial statements. If the changes increase or decrease previously reported amounts of revenue or expenses, we adjust retained earnings as of the beginning of the earliest period presented for the cumulative effect, if any, on that balance.  If these changes affect our financial statements for previously reported interim periods not presented herein, we present revised financial statements for those periods when they are reported in the future.

In preparing our financial statements as of December 31, 2016, we changed our method of accounting in the areas described below. We believe these new methods enhance our financial reporting. We believe these changes are not material to our financial statements taken as a whole and, as a result, believe it is not probable that the judgment of a reasonable person relying upon our previously issued financial statements would have been changed or influenced had these new methods been in place at the time those financial statements were first issued.  See Note 2 to our Consolidated Financial Statements presented in this annual report for illustration of the effect of these changes on amounts previously reported in our financial statements as of December 31, 2015, and for the year then ended.

Amortization of Deferred Revenue Related to M&S Agreements

In previously issued financial statements, we amortized deferred revenue related to M&S agreements by recording a full month of amortization in the first month of an agreement. We used that method based on our intent to match revenue from our M&S agreements to the expense we incur when delivering M&S services. We acknowledge that the more common and widespread practice is to amortize deferred revenue based upon the specific number of days the M&S agreement is in place during that month.. Both methods result in the recognition of the same amount of revenue over the term of the M&S agreement but yield differing amounts of revenue being recognized in the first month and last month of an M&S agreement.

Our consolidated statements of operations and balance sheets included herein are now prepared using the specific number of days method. This change had the effect of decreasing M&S revenue and net income on our statements of operations for 2015 and 2016 by immaterial amounts. It increased the amount of our deferred revenue on our balance sheets as of December 31, 2015 and 2016, which will result in our reporting more revenue in periods subsequent to 2016 than we would have reported under the previous method. This change has no effect on the total amount of revenue we will realize from our M&S contracts.

Recording M&S Billings

We may invoice a customer for M&S to be provided commencing on a date in a month subsequent to the month in which we invoice the customer. We typically receive a purchase order from our customers for M&S prior to invoicing them, and it is not uncommon for a customer to pay us in advance of that M&S commencement date either on their own or when we request such payment. Accordingly, we previously recorded an account receivable and deferred revenue for these invoices as of the date of the invoice. We believe a reasonable, alternate and more conservative method is to wait until the commencement date of the M&S has arrived to record the account receivable and deferred revenue for any such invoices for which we have not been paid as of the balance sheet date. Accordingly, our consolidated balance sheets included herein are now prepared using that method.

Reclassification of Sales Engineer Expenses

We employ sales engineers who assist our sales staff in addressing technical considerations by our customers prior to them purchasing our product. Our use of sales engineers has expanded in recent quarters. Prior to 2016, we classified the expense of sales engineers as part of costs of revenue – professional services. We believe these expenses are now more appropriately classified as part of sales and marketing expense and have now classified them as such.

Reclassification of Reserve for Uncertain Tax Position

We maintain a reserve for uncertain tax positions. Previously, we classified that reserve as a current liability since it was not material to our financial statements taken as a whole. In assessing the materiality of this reserve as of December 31, 2016, we determined it appropriate to classify it as a component of other long term liabilities.

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

We provide services under M&S agreements with terms generally ranging from one to three years. We require up-front payment of our M&S fee in an amount that covers the entire term of the agreement.  We record as deferred revenue amounts due or paid that relate to future periods during which we will provide the M&S service. Deferred revenue related to services we will deliver within one year is presented as a current liability while deferred revenue related to services that we will deliver more than one year into the future is presented as a non-current liability. We reduce deferred revenue and recognize revenue ratably in future periods as we deliver the M&S service.

For our products licensed and delivered under a software-as-a-service transaction on a monthly or other periodic subscription basis, we recognize subscription revenue, including initial setup fees, on a monthly basis ratably over the contractual term of the customer contract as we deliver our products and services.
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

Goodwill

Goodwill is not amortized. On at least an annual basis, we test goodwill for impairment at the reporting unit level using December 31 as the measurement date. We operate as a single reporting unit.

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

As of December 31, 2016, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount of goodwill may exceed its fair market value and that interim testing needed to be performed.

Capitalized Software Development Costs

When we complete research and development for a software product and have in place a program plan and a detailed program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years. We periodically assess the carrying value of capitalized software development costs relative to our estimates of realizability through sales of products in the marketplace.

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

Results of Operations

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

	2016	2015	$ Change
	($ in thousands)
Total revenues	$33,336	$30,735	$2,601
Cost of revenues	6,322	5,288	1,034
Gross profit	27,014	25,447	1,567
Operating expenses
Sales and marketing	11,682	10,406	1,276
General and administrative	6,975	6,168	807
Research and development	2,539	2,562	(23)
Total operating expenses	21,196	19,136	2,060
Income from operations	5,818	6,311	(493)
Other income (expense), net	159	78	81
Provision for income taxes	2,026	1,861	165
Net Income	$3,951	$4,528	$(577)

In the discussions below, we refer to the year ended December 31, 2016 as “2016” and the year ended December 31, 2015, as “2015”. The percentage changes cited in our discussions below are the change between 2016 and 2015.

The amounts presented for 2015 have been revised from previously reported amounts for the effects of the changes in accounting methods, reclassifications and revisions discussed above under Critical Accounting Policies and in Note 2 to our Consolidated Financial Statements included in this annual report.

Revenue.  We earn revenue primarily from the following activities:

•
License revenue from sales of our EFT platform products that we deliver as either perpetually-licensed software installed at the customer’s premises, for which we earn the full amount of the license revenue at the time the license is delivered, or as a cloud-based service under our EFT Cloud Services brand delivered using a SaaS model, for which we earn monthly subscription revenue as these services are delivered.

•
License revenue from sales of our Mail Express, WAFS and CuteFTP products that are installed at the customer’s premises under a perpetual license for which we earn the full amount of the license revenue at the time the license is delivered.

•
M&S revenue under contracts to provide ongoing product support and software updates to our customers who have purchased license software which we recognize ratably over the contractual period, which is typically one year but can be up to three years.

•
Professional services revenue from a variety of implementation, and integration services, as well as delivery of education and training associated with our solutions, which we recognize as the services are performed and accepted by the client.

The components of our revenues were as follows ($ in thousands):

	Revenue for the Year Ended December 31,
	2016		2015
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$11,984	35.9%	$12,023	39.1%
M&S	18,668	56.0%	16,489	53.7%
Professional Services (all EFT Plat	2,684	8.1%	2,223	7.2%
Total Revenue	$33,336	100.0%	$30,735	100.0%

Revenue by Product Line
License
EFT Platform	$10,978	91.6%	$10,459	87.0%
Other	1,006	8.4%	1,564	13.0%
Total License Revenue	11,984	100.0%	12,023	100.0%

M&S
EFT Platform	17,432	93.4%	15,006	91.0%
Other	1,236	6.6%	1,483	9.0%
	18,668	100.0%	16,489	100.0%

Professional Services (all EFT Platform)	2,684	100.0%	2,223	100.0%

Total Revenue
EFT Platform	31,094	93.3%	27,688	90.1%
Other	2,242	6.7%	3,047	9.9%
	$33,336	100.0%	$30,735	100.0%

Our total revenue increased 8%. This increase consisted of growth in total revenue from our EFT platform products and services of $3.4 million, or 12%, offset by a decline in revenue from our other products of $805,000, or 26%. The increase in EFT Platform revenue and decrease in other product revenue was a result we expected in light of our announcement in mid-2016 that our future focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our other products consisting of Mail Express, WAFS, CuteFTP, and TappIn, we would de-emphasize those products in the future, not expend future significant product development and engineering resources to enhance those products, and not dedicate significant future sales and marketing activities to them. We intend to maintain our focus on our EFT platform for the foreseeable future such that we expect to see a continuing decline in revenue from our products other than those that are part of the EFT platform.

EFT Platform Products

License, M&S and professional services revenue from our EFT platform products increased 5%, 16% and 21% respectively. These increases across these products and services were primarily due to continued enhancement in our product development and software engineering groups which allowed us to refine our process for identifying new product opportunities, to better focus our resources on products that would yield larger and more immediately revenue opportunities, and to optimize our project management and software engineering processes to reduce the time necessary to produce new or improved products. To improve our ability to successful sell existing EFT platform products as well as new products produced by our software engineering team, we continued to make ongoing changes in sales and marketing personnel and activities including:

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

The 5% increase in license revenue from our EFT platform products was also due to:

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

The 16% increase in M&S revenue from our EFT platform products was also due to:

•
Ongoing license sales since a majority of license sales are accompanied by an M&S contract. The change in M&S revenue typically lags behind the related change in license revenue because license sales are recognized as revenue in full in the period the license is delivered while the related M&S revenue is recognized in future periods as those services are delivered.

•
Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

The 21% increase in professional services revenue was primarily related to the increased license revenue from our EFT platform since the demand for our professional services is closely related to purchases of licenses for our EFT platform products. The remaining increase was due to an enhanced focus on managing our queue of professional services projects to be delivered which resulted in a reduction in our backlog of professional services related to earlier EFT platform license sales.

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

Even though we experienced growth in EFT platform license revenue, that revenue as a percent of our total EFT platform revenue was 35% in 2016 compared to 38% in 2015. This decrease was due to the continuing accumulation of our recurring M&S revenue stream from prior license sales, the reduction of our backlog of professional services, and lower than expected license sales during the first half of 2016 which caused us to change our strategy to focus the substantial part of our resources on our EFT platform products.

Other Products

In mid-2016, we announced that our future focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our other products consisting of Mail Express, WAFS, CuteFTP, and TappIn, we would de-emphasize in the future these stand-alone products that are not part of our EFT platform. Accordingly, during the second half of 2016, we curtailed our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 26%. Our future focus will be on our EFT platform such that we expect to see a continuing decline in revenue from these other products although we do expect them to continue to produce a modest contribution margin that contributes to our future profitability.

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

Cost of revenue for software licenses as a percent of software license revenue was 26% in 2016 compared to 20% in 2015. This increase was primarily the result of our release of new software products and new versions of existing products during the second half of 2015 and the resulting commencement of amortization of the capitalized software development costs for those products. This additional amortization expense occurred only during a portion of 2015 but was in place for all of 2016 thereby resulting in the total amortization expense for 2016 exceeding the total amortization expense for 2015.

Cost of revenue for M&S as a percent of M&S revenue was substantially unchanged. Cost of revenue for M&S in absolute dollars increased by 5% due to an increase in M&S revenue. The cost of delivering M&S can vary slightly up or down from period-to-period, but we believe such changes are typically not indicative of long term trends or permanent changes in our cost of delivering M&S. Our gross margin on these services generally remains greater than 90% as a result of a consistent application of our customer support delivery protocols and practices

Cost of revenue for professional services as a percent of professional services revenue was 62% in 2016 as compared to 63% in 2015. This steady percentage is expected in light of the level of effort required to deliver these services remaining comparable between years.

Sales and Marketing.

We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 35% of total revenue for 2016 compared to 34% of total revenue for 2015, which is consistent with our expectation that these expenses as a percent of revenue would remain relatively constant. In absolute dollars these expenses increased 12%. These variations were primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increasing marketing activities related to competitive intelligence and channel development.
•	An increase in revenue which resulted in a higher absolute dollar amount of sales commissions paid to employees although the commission rate as a percent of sales did not change materially

Research and Development.   The overall profile of our research and development activities was as follows (in thousands):

	Year ending December 31,
	2016	2015
R&D expenditures capitalized	$1,538	$1,967
R&D expenditures expensed	2,539	2,562
Total R&D expenditures	$4,077	$4,529

While the scope and magnitude of our software development activities measured in hours of effort has continued to grow between these periods, the cost of performing that work decreased 10% in 2016 compared to 2015 due to:

•	Increased use of our employees as an internal resource to do this work in 2016 compared to 2015 when we relied more on the use of higher cost, third-party software developers.
•	Enhancement of relationships with third-party developers we continued to use by replacing legacy arrangements carrying higher costs with more cost effective and efficient arrangements.
•	Shortages of qualified software engineers and qualified technical personnel that caused some of our open positions that arise during the normal course of business to take longer to fill.

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

General and Administrative.

These expenses increased 13%. This increase was primarily due to:

•
Costs associated with the resignation or our chief executive officer in 2016 for which there was not a comparable event in 2015. The severance arrangement related to this resignation in May 2016 provided for continued payment of his salary throughout 2016. It also included a modification of certain stock options held by him to accelerate their vesting and to extend the period during which they can be exercised which resulted in a one-time, non-recurring share-based compensation expense being recorded in 2016.

•	Increased legal expenses primarily resulting from costs to defend ourselves against a patent infringement claim which has been settled. See Item 3. Legal Proceedings for more information.

Other Income.

Other income increased from $82,000 to $159,000 due to enhanced investment of our cash in higher yielding investments during 2016 as compared to 2015.

Income Taxes.

Our effective tax rate was 34% for 2016 and 29% for 2015. These rates differed from a federal statutory tax rate of 34% primarily due to:

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

Our effective tax rate for 2015 was lower than our effective tax rate for 2016 due to the research and development tax credit provided in our 2014 financial statements being less than the amount of that credit ultimately claimed on our 2014 federal income tax return. This resulted from additional factors affecting the credit becoming known to us at the time the 2014 federal tax return was prepared. We recorded the difference between those amounts in our 2015 financial statements.

Item 8.    Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheet of GlobalSCAPE, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, consolidated financial statements referred to above, present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. and its subsidiary as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

San Antonio, Texas
March 27, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheet of GlobalSCAPE, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2015, and the related consolidated statement of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, consolidated financial statements referred to above, present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. and its subsidiary as of December 31, 2015, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Padgett, Stratemann & Co., L.L.P.
San Antonio, Texas
March 3, 2016

GlobalSCAPE, Inc.
Consolidated Balance Sheets
(in thousands except share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,895	$15,885
Short term investments	2,754	3,254
Accounts receivable, net	6,964	5,875
Federal income tax receivable	169	545
Prepaid expenses	521	511
Total current assets	19,303	26,070

Property and equipment, net	456	498
Long term investments	12,779	-
Capitalized software development costs	3,743	3,982
Goodwill	12,712	12,712
Deferred tax asset	942	940
Other assets	245	60
Total assets	$50,180	$44,262

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$876	$839
Accrued expenses	1,836	1,893
Deferred revenue	13,655	12,460
Total current liabilities	16,367	15,192

Deferred revenue, non-current portion	3,790	3,808
Other long term liabilities	147	134
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,920,912 and 21,303,467 shares issued at December 31, 2016 and December 31, 2015, respectively	22	21
Additional paid-in capital	21,650	19,583
Treasury stock, 403,581 shares, at cost, at December 31, 2016 and December 31, 2015	(1,452)	(1,452)
Retained earnings	9,656	6,976
Total stockholders’ equity	29,876	25,128
Total liabilities and stockholders’ equity	$50,180	$44,262

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2015

Operating revenues:
Software licenses	$11,984	$12,023
Maintenance and support	18,668	16,489
Professional services	2,684	2,223
Total revenues	33,336	30,735
Costs of revenues
Software licenses	3,110	2,428
Maintenance and support	1,541	1,466
Professional services	1,671	1,394
Total costs of revenues	6,322	5,288
Gross Profit	27,014	25,447
Operating expenses
Sales and marketing	11,682	10,406
General and administrative	6,975	6,168
Research and development	2,539	2,562
Total operating expenses	21,196	19,136
Income from operations	5,818	6,311
Other income (expense):
Interest expense		(4)
Interest income	159	82
Total other income (expense)	159	78
Income before income taxes	5,977	6,389
Provision for income taxes	2,026	1,861
Net income	$3,951	$4,528
Comprehensive income	$3,951	$4,528

Net income per common share - basic	$0.19	$0.22

Net income per common share - diluted	$0.18	$0.21

Weighted average shares outstanding:
Basic	21,126	20,824

Diluted	21,677	21,366

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Stockholders' Equity
(in thousands, except number of shares)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2014	20,909,267	$21	$18,370	$(1,452)	$3,389	20,328

Shares issued upon exercise of stock options	314,200		508			508

Tax (deficiency) from stock-based compensation			58			58

Stock-based compensation expense
Stock options			400			400
Restricted stock	80,000		247			247

Common stock cash dividends					(941)	(941)

Net income					4,528	4,528

Balance at December 31, 2015	21,303,467	$21	$19,583	$(1,452)	$6,976	$25,128

Shares issued upon exercise of stock options	537,445	1	1,118			1,119

Tax benefit (deficiency) from stock-based compensation			(24)			(24)

Stock-based compensation expense
Stock options			700			700
Restricted stock	80,000		273			273

Common stock cash dividends					(1,271)	(1,271)

Net income					3,951	3,951

Balance at December 31, 2016	21,920,912	$22	$21,650	$(1,452)	$9,656	$29,876

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2016	2015
Operating Activities:
Net income	$3,951	$4,528
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	72	62
Depreciation and amortization	2,045	1,553
Stock-based compensation	973	647
Deferred taxes	(2)	(248)
Excess tax deficiency from exercise of share based compensation	24	(58)
Subtotal before changes in operating assets and liabilities	7,063	6,484
Changes in operating assets and liabilities:
Accounts receivable	(1,161)	1
Prepaid expenses	(10)	(23)
Federal income taxes	352	(233)
Accrued interest receivable	(163)	(69)
Other assets	(185)	40
Accounts payable	37	(272)
Accrued expenses	(58)	303
Deferred revenues	1,178	708
Other long-term liabilities	13	82
Net cash provided by (used in) operating activities	7,066	7,021
Investing Activities:
Software development costs	(1,538)	(1,967)
Purchase of property and equipment	(226)	(152)
Purchase of certificates of deposit	(12,116)	-
Net cash provided by (used in) investing activities	(13,880)	(2,119)
Financing Activities:
Proceeds from exercise of stock options	1,119	508
Tax deficiency (benefit) from stock-based compensation	(24)	58
Dividends paid	(1,271)	(941)
Net cash provided by (used in) financing activities	(176)	(375)
Net increase (decrease) in cash	(6,990)	4,527
Cash at beginning of period	15,885	11,358
Cash at end of period	$8,895	$15,885

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,638	$2,146

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
 Notes to Consolidated Financial Statements
December 31, 2016 and 2015

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

Throughout these notes unless otherwise noted, our references to 2016 and 2015 refer to the years ended December 31, 2016 and 2015, respectively.

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

Changes in Accounting Methods, Reclassifications and Revisions

As part of our ongoing enhancement and refinement of our financial reporting to fairly present our results of operations and financial position, we may make changes from time-to-time in accounting methods and in the classification and presentation of our business activities in our financial statements. To ensure comparability between periods, we revise previous period financial statements presented to conform them to the method of presentation in our current period financial statements. If the changes increase or decrease previously reported amounts of revenue or expenses, we adjust retained earnings as of the beginning of the earliest period presented for the cumulative effect, if any, on that balance.  If these changes affect our financial statements for previously reported interim periods not presented herein, we present revised financial statements for those periods when they are reported in the future.

Method of Amortization of Deferred Revenue Related to M&S Agreements

In previously issued financial statements, we amortized deferred revenue related to M&S agreements by recording a full month of amortization in the first month of an agreement. We used that method based on our intent to match revenue from our M&S agreements to the expense we incur when delivering M&S services. We acknowledge that the more common and widespread practice is to amortize deferred revenue based upon the specific number of days the M&S agreement is in place during that month. Both methods result in the recognition of the same amount of revenue over the term of the M&S agreement but yield differing amounts of revenue being recognized in the first month and last month of an M&S agreement.

We have changed our method of amortizing deferred revenue related to M&S agreements such that our consolidated statements of operations and balance sheets included herein are now prepared using the specific number of days method. This change had the effect of decreasing M&S revenue and net income on our statements of operations for 2016 and 2015 by immaterial amounts. It increased the amount of our deferred revenue on our balance sheets as of December 31, 2016 and 2015, which will result in us reporting more revenue in periods subsequent to 2016 than we would have reported under the previous method. This change has no effect on the total amount of revenue we will realize from our M&S contracts.

Method of Recording M&S Billings

We may invoice a customer for M&S to be provided commencing on a date in a month subsequent to the month in which we invoice the customer. We typically receive a purchase order from our customers for M&S prior to invoicing them, and it is not uncommon for a customer to pay us in advance of that M&S commencement date either on their own or when we request such payment. Accordingly, we previously recorded an account receivable and deferred revenue for these invoices as of the date of the invoice. We believe a reasonable, alternate and more conservative method is to wait until the commencement date of the M&S has arrived to record the account receivable and deferred revenue for any such invoices for which we have not been paid as of the balance sheet date. Accordingly, our consolidated balance sheets included herein are now prepared using that method. This change has the effect of decreasing our reported amounts of accounts receivable and deferred revenue but does not affect any of our reported amounts of revenue or net income.

Reclassification of Sales Engineer Expenses

We employ sales engineers who assist our sales staff in addressing technical considerations by our customers prior to them purchasing our product. Our use of sales engineers has expanded in recent quarters. Prior to 2016, we classified the expense of sales engineers as part of costs of revenue – professional services. We believe these expenses are now more appropriately classified as part of sales and marketing expense and have now classified them as such. This change has the effect of decreasing cost of revenue – professional services and increasing sales and marketing expense. It does not affect any of our reported amounts of revenue or net income.

Reclassification of Reserve for Uncertain Tax Position

As described in Note 9, we maintain a reserve for uncertain tax positions. Previously, we classified that reserve as a current liability since it was not material to our financial statements taken as a whole. In assessing the materiality of this reserve as of December 31, 2016, we determined it appropriate to classify it as a component of other long term liabilities. This change has the effect of decreasing current income taxes payable and increasing other long term liabilities.

With respect to the above items, we have revised our financial statements as of December 31, 2015, and for the year then ended as follows:

Consolidated Statement of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31, 2015
		Revision Related To
	As Previously Reported	Change in Method of Deferred Revenue Amortization	Reclassification of Sales Engineer Expenses	As Revised

Operating revenues:
Software licenses	$12,023			$12,023
Maintenance and support	16,595	$(106)		16,489
Professional services	2,223			2,223
Total revenues	30,841	(106)	-	30,735
Costs of revenues
Software licenses	2,428			2,428
Maintenance and support	1,466			1,466
Professional services	1,775		(381)	1,394
Total costs of revenues	5,669		(381)	5,288
Gross Profit	25,172	(106)	381	25,447
Operating expenses
Sales and marketing	10,025		381	10,406
General and administrative	6,168			6,168
Research and development	2,562			2,562
Total operating expenses	18,755		381	19,136
Income from operations	6,417	(106)	-	6,311
Other income (expense):
Interest expense	(4)			(4)
Interest income	82			82
Total other income (expense)	78	-	-	78
Income before income taxes	6,495	(106)	-	6,389
Provision for income taxes	1,897	(36)	-	1,861
Net income	$4,598	$(70)	$-	$4,528
Comprehensive income	$4,598	$(70)	$-	$4,528

Net income per common share - basic	$0.22	$-	$-	$0.22

Net income per common share - diluted	$0.22	$(0.01)	$-	$0.21

Consolidated Balance Sheets
(in thousands)

	As of December 31, 2015
		Revision Related To
	As Previously Reported	Change in Method of Deferred Revenue Amortization	Change in Method of Recording M&S Billings	Change in Classification of Reserve for Uncertain Tax Position	As Revised
Assets
Current assets:
Cash and cash equivalents	$15,885				$15,885
Short term investments	3,254				3,254
Accounts receivable, net	6,081		$(206)		5,875
Federal income tax receivable	290	$255			545
Prepaid and other expenses	511				511
Total current assets	26,021	255	(206)	-	26,070

Long term investments
Property and equipment, net	498				498
Capitalized software development costs, net	3,982				3,982
Goodwill	12,712				12,712
Deferred tax asset, net	940				940
Other assets	60				60
Total assets	$44,213	$255	$(206)	$-	$44,262

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	839				839
Accrued expenses	1,893				1,893
Deferred revenue	12,000	648	(188)		12,460
Income taxes payable	127	(37)		(90)	-
Total current liabilities	14,859	611	(188)	(90)	15,192

Deferred revenue, non-current portion	3,612	214	(18)		3,808
Other long term liabilities	44			90	134

Stockholders' Equity:
Preferred stock	-				-
Common stock	21				21
Additional paid-in capital	19,583				19,583
Treasury stock	(1,452)				(1,452)
Retained earnings	7,546	(570)			6,976
Total stockholders’ equity	25,698	(570)			25,128

Total liabilities and stockholders’ equity	$44,213	$255	$(206)	$-	$44,262

Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31, 2015
	As Previously Reported	Change in Method of Deferred Revenue Amortization	Change in Method of Recording M&S Billings	Change in Classification of Reserve for Uncertain Tax Position	As Adjusted

Operating Activities:
Net income	$4,598	(70)			$4,528
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	62				62
Depreciation and amortization	1,553				1,553
Stock-based compensation	647				647
Deferred taxes	(248)				(248)
Excess tax deficiency from exercise of share based compensation	(58)				(58)
Subtotal before changes in operating assets and liabilities	6,554	(70)	-	-	6,484
Changes in operating assets and liabilities:
Accounts receivable	(205)		206		1
Prepaid expenses	(23)				(23)
Federal income taxes	(107)	(36)		(90)	(233)
Accrued interest receivable	(69)				(69)
Other assets	40				40
Accounts payable	(272)				(272)
Accrued expenses	303				303
Deferred revenues	808	106	(206)		708
Other long-term liabilities	(8)			90	82
Net cash provided by (used in) operating activities	7,021	-	-	-	7,021
Investing Activities:
Software development costs	(1,967)				(1,967)
Purchase of property and equipment	(152)				(152)
Purchase of certificates of deposit	-				-
Net cash provided by (used in) investing activities	(2,119)	-	-	-	(2,119)
Financing Activities:
Proceeds from exercise of stock options	508				508
Tax deficiency (benefit) from stock-based compensation	58				58
Dividends paid	(941)				(941)
Net cash provided by (used in) financing activities	(375)	-	-	-	(375)
Net increase (decrease) in cash	4,527				4,527
Cash at beginning of period	11,358	-	-	-	11,358
Cash at end of period	$15,885	$-	$-	$-	$15,885

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$2,146	$-	$-	$-	$2,146

Consolidated Statements of Stockholders' Equity
(in thousands)

	Retained Earnings			Total Equity
	As Previously Reported	Change in Method of Deferred Revenue Amortization	As Revised	As Previously Reported	Change in Method of Deferred Revenue Amortization	As Revised

Balance at December 31, 2014	$3,889	$(500)	$3,389	$20,828	$(500)	$20,328

Shares issued upon exercise of stock options				508		508

Tax (deficiency) from stock-based compensation				58		58

Stock-based compensation expense
Stock options				400		400
Restricted stock				247		247

Common stock cash dividends	(941)		(941)	(941)		(941)

Net income	4,598	(70)	4,528	4,598	(70)	4,528

Balance at December 31, 2015	$7,546	$(570)	$6,976	$25,698	$(570)	$25,128

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

We provide services under M&S agreements with terms generally ranging from one to three years. We require up-front payment of our M&S fee in an amount that covers the entire term of the agreement.  We record as deferred revenue amounts due or paid that relate to future periods during which we will provide the M&S service. Deferred revenue related to services we will deliver within one year is presented as a current liability while deferred revenue related to services that we will deliver more than one year into the future is presented as a non-current liability. We reduce deferred revenue and recognize revenue ratably in future periods as we deliver the M&S service.

For our products licensed and delivered under a software-as-a-service transaction on a monthly or other periodic subscription basis, we recognize subscription revenue, including initial setup fees, on a monthly basis ratably over the contractual term of the customer contract as we deliver our products and services. Amounts paid prior to this revenue recognition are presented as deferred revenue until earned.

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

Goodwill

Goodwill is not amortized. On at least an annual basis, we test goodwill for impairment at the reporting unit level using December 31 as the measurement date. We operate as a single reporting unit.

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

As of December 31, 2016, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount of goodwill may exceed its fair market value and that interim testing needed to be performed.

Capitalized Software Development Costs

When we complete research and development for a software product and have in place a program plan and a detailed program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years. We periodically assess the carrying value of capitalized software development costs relative to our estimates of realizability through sales of products in the marketplace.

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was $1.9 million and $1.6 million in 2016 and 2015, respectively.

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

Recent accounting pronouncements

The Financial Accounting Standards Board, or FASB, has issued the following Accounting Standard Updates (ASU) that we believe may be relevant to our business and to the preparation of our financial statements:

ASU 2017-04, Intangibles – Goodwill and Other (issued January 2017) - To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is a U.S. Securities and Exchange Commission (SEC) filer is required to adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We expect that the application of the provisions of this update will not have a material effect on our financial statements.

ASU 2016-13, Financial Instruments – Credit Losses (issued June 2016) - Among the provisions of this ASU is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need consider only past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2020, and the quarterly periods during that year. We do not expect the amounts we report as accounts receivable in those future periods under this guidance to be materially affected relative to current guidance.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016) - When implemented, this standard will discontinue the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. In accordance with this standard, we will implement it beginning with our interim and annual financial statements for 2017. The extent of the effect of this standard on our financial statements for 2017 and later depends upon the level of stock option exercise activity we experience in 2017 and later. The amounts involved in accounting for tax benefits or deficiencies from share-based compensation that are the subject of ASU 2016-09 are presented in our 2016 and earlier consolidated statements of cash flows and consolidated statements of stockholders’ equity on lines that are captioned tax benefit or tax deficiency from share-based compensation.

ASU 2016-02, Leases (issued February 2016). The main difference between existing GAAP and this ASU 2016-02 is the presentation by lessees on their financial statements of lease assets and lease liabilities arising from operating leases. Since this new standard retains the distinction between finance and operating leases, the effect of leases in the statement of operations and the statement of cash flows will be largely unchanged from existing GAAP. Our only lease of significance is our operating lease for our corporate office space for which we will present a right-to-use asset and a lease liability on our balance sheet when we implement this standard. We are in the process of determining those amounts. In accordance with this standard, we will implement it beginning with our interim and annual financial statements for 2019. The extent of the effect of this standard on our financial statements for 2019 and later will depend upon the leases, if any, that we have in effect at that date.

ASU 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes (issued November 2015) – This pronouncement requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying financial statements in the manner described in the Note 9 below.

ASU 2014-09, Revenue from Contracts with Customers (issued May 2014) - The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2018, and the quarterly periods during that year. We do not expect the application of this ASU to have a material effect on the amounts or timing of revenue we report in those future periods relative to current guidance.

We believe the application of ASU 2014-09 will result in a change in the manner in which we record sales commission expense related to M&S contracts. Currently, we record the full amount of the sales commission paid on the full value of an M&S contract as an expense on the inception date of the M&S contract. We believe that under ASU 2014-09, we will record that commission expense ratably over the term of the M&S contract. We have not yet quantified the effect of this change, but we do not expect that effect to be material to our results of operations or financial position.

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

3.            Accounts Receivable

We bill our customers and issue them an invoice when we have delivered our goods or services to them. In addition, when our customers agree to purchase or renew M&S services, we bill and invoice our customers at that time which could be before the date we begin delivering those services. In that event, we exclude from accounts receivable (and from the related deferred revenue, see Note 7) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our financial statements. Accordingly, we determine our accounts receivable as follows ($ in thousands):

	December 31,
	2016	2015
Total invoices issued and unpaid	$7,680	$6,406
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(381)	(206)
Gross accounts receivable	7,299	6,200
Allowance for sales returns and doubtful accounts	(335)	(325)
Accounts receivable, net	$6,964	$5,875

The activity in our allowance for doubtful accounts and sales returns has been as follows ($ in thousands):

	Year Ended December 31,
	2016	2015
Balance, beginning of period	$325	$511
Provision for doubtful accounts and sales returns	250	55
Accounts written off	(240)	(241)
Balance, end of period	$335	$325

4.            Property and Equipment

Property and equipment, at cost, consist of the following ($ in thousands):

	December 31,
	2016	2015
Furniture and fixtures	$636	$620
Software	651	638
Equipment	1,411	1,218
Leasehold improvements	559	559
	3,257	3,035
Less accumulated depreciation	(2,801)	(2,537)
Property and equipment, net	$456	$498

5.            Capitalized Software Development Costs

Our capitalized software development costs balances and activity is as follows: ($ in thousands):

	December 31,
	2016	2015
Gross capitalized cost	$7,252	$5,714
Accumulated amortization	(3,509)	(1,732)
Net balance	$3,743	$3,982

	Year Ended December 31,
	2016	2015
Amount capitalized	$1,538	$1,967
Amortization expense	$(1,777)	$(1,283)

	Released	Unreleased
	Products	Products

Gross capitalized amount at December 31, 2016	$6,171	$1,081

Future amortization expense for the year ending December 31,
2017	$1,589
2018	856
2019	217
Total	$2,662

The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

6.            Deferred Revenue

As described in Note 3 regarding accounts receivable, when our customers agree to purchase or renew M&S services, we bill and invoice our customers at that time which could be before the date we begin delivering those services. In that event, we exclude from deferred revenue (and from the related accounts receivable) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our financial statements. Accordingly, we determine our deferred revenue as follows ($ in thousands):

	December 31,
	2016	2015
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$17,826	$16,474
Less: Unpaid invoices relating to M&S agreements with a start date subsequent to the balance sheet date	(381)	(206)
Total deferred revenue	$17,445	$16,268

Deferred revenue, current portion	$13,655	$12,460
Deferred revenue, non-current portion	3,790	3,808
Total deferred revenue	$17,445	$16,268

7.            Commitments and Contingencies

We have an operating lease related to our office space. Minimum rental commitments under operating leases at December 31, 2016, are as follows ($ in thousands):

Year Ending December 31,
2017	$360
2018	360
2019	120
Total	$840

Rent expense under operating leases was $347,000 in both 2016 and 2015. We had a deferred rent liability of $31,000 at December 31, 2016, which we amortize to rent expense on a straight-line basis over the remaining life of the applicable lease.

We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be $1.9 million.

8.            Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Year Ended December 31,
	2016	2015
Share-based compensation expense	$973	$647

Stock Options

We have stock options outstanding under long-term equity incentive plans that originated in 2000, 2010 and 2016. During 2015, we granted stock options only under the 2010 plan. In 2016, we granted stock options under the 2010 plan for most of the year until we reached the cumulative number of shares for which options could be granted under that plan since its inception, which was three million shares. Thereafter, we began granting stock options under a plan originating in 2016 that was approved by our Board of Directors and that is subject to approval by our stockholders at their next annual meeting.

Provisions and characteristics of all of our long-term equity incentive plans include the following:

•	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
•	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
•
Stock options we issue generally become exercisable ratably over a three-year period, expire ten years from the date of grant, and are exercisable for a period of ninety days after the end of employment.

•	Upon exercise of a stock option, we issue new shares from the shares of common stock we are authorized to issue.

Subsequent to 2016, we will issue stock-based awards only under the 2016 plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of December 31, 2016, stock based incentives for up to 4,972,000 shares remained available for issuance in the future under this plan.

We have not previously issued any restricted stock under any of these plans.

Our stock option activity has been as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
			(Years)	(000's)
Outstanding at December 31, 2014	2,022,175	$2.12	6.07	$710

2015
Granted	538,000	$3.21
Forfeitures	(154,650)	$2.49
Exercised	(314,200)	$1.61
Outstanding at December 31, 2015	2,091,325	$2.45	6.09	$3,277

2016
Granted	1,257,300	$3.58
Forfeitures	(404,175)	$3.14
Exercised	(537,445)	$2.08
Outstanding at December 31, 2016	2,407,005	$3.00	7.19	$2,574

Exercisable at December 31, 2016	1,001,570	$2.34	4.55	$1,733

Additional information about our stock options is as follows:

	2016	2015
Weighted average fair value of options granted during the year	$1.62	$1.40
Intrinsic value of options exercised during the year	$880,064	$532,224
Cash received from stock options exercised during the year	$1,118,177	$507,289

Number of options that vested during the year	348,116	306,834
Fair value of options that vested during the year	$473,449	$334,788

Unrecognized compensation expense related to non-vested options at end of year	$1,716,384	$780,059
Weighted average years over which non-vested option expense will be recognized	2.19	2.03

As of December 31, 2016
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	116,600	3.36	$1.04	116,600	$1.04
$1.47 - $2.32	459,745	4.89	$1.83	457,065	$1.83
$2.34 - $3.52	1,172,660	8.13	$3.22	295,265	$2.87
$3.53 - $4.21	658,000	7.79	$3.78	132,640	$4.10
Total options	2,407,005			1,001,570

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2016	2015
Expected volatility	55%	57%
Expected annual dividend yield	1.5%	2.4%
Risk free rate of return	1.45%	1.58%
Expected option term (years)	6.00	6.00

In connection with the departure of one of our executive officers in 2016, we modified stock options previously granted to him to extend the period during which those options could be exercised after the end of his employment. This modification extended that period beyond ninety days after the end of his employment to December 31, 2016. As a result of this modification, we recorded additional share-based compensation expense of $108,000 in 2016.

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
•
Restricted stock awards are initially issued as restricted shares with a legend restricting transferability of the shares until the recipient satisfies the vesting provision of the award, which is generally continuing service for one year subsequent to the date of the award, after which time the restrictive legend is removed from the shares.

•	Restricted shares participate in dividend payments and may be voted.
•	As of December 31, 2016, stock based incentives for up to 340,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2014	80,000	$2.32

2015
Shares granted with restrictions	80,000	$3.34
Shares vested and restrictions removed	(80,000)	$2.32	$267,200
Restricted Shares Outstanding at December 31, 2015	80,000	$3.34

2016
Shares granted with restrictions	80,000	$3.31
Shares vested and restrictions removed	(80,000)	$3.34	$276,000
Restricted Shares Outstanding at December 31, 2016	80,000	$3.31

We have not issued any stock options under the 2015 Directors Plan.

The 2015 Directors Plan replaced the 2006 Non-Employee Directors Long Term Incentive Plan. We will not issue any additional stock or stock options under the 2006 plan.

At December 31, 2016, we had $90,437 of unrecognized compensation expense related to non-vested stock awards. We expect to recognize that expense in the future over a weighted-average period of four months.

9.            Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	2016			2015
	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,839	$12	$1,851	$2,008	$(244)	$1,764
State	189	(14)	175	101	(4)	97
Total	$2,028	$(2)	$2,026	$2,109	$(248)	$1,861

Deferred income taxes on our balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Deferred revenue	$1,228	$1,154
Capital loss carryforward	1,099	1,099
Share-based compensation	578	677
Compensation and benefits	176	168
Texas franchise tax R&D credit	153	-
Allowance for doubtful accounts	114	111
Net operating loss carryforward	91	151
Other	51	33
Less valuation allowances:
Capital loss carryforward	(1,099)	(1,099)
Texas franchise tax R&D credit	(153)	-
Total deferred tax assets	2,238	2,294

Deferred tax liabilities:
Intangible assets	1,289	1,339
Depreciation	7	15
Total gross deferred tax liabilities	1,296	1,354

Net deferred tax assets	$942	$940

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

As of December 31, 2016, we had federal income tax net operating loss carryforwards of $268,000 available to offset future federal taxable income, if any. These carryforwards became available through our acquisition of TappIn, Inc. in 2011. These carryforwards expire in 2030 and 2031.

As of December 31, 2016, we had federal income tax capital loss carryforwards of $3,231,000 which resulted from the reduction of our investments in and notes receivable from CoreTrace Corporation in 2012.  We can realize capital loss carryforwards to the extent we have capital gains in future periods against which this capital loss can be deducted.  We believe it uncertain that we will have sufficient capital gains in the future to support this deduction and, accordingly, have provided a valuation allowance for the full amount of this carryforward.  This carryforward expires in 2017.

As of December 31, 2016, we had Texas franchise tax research and development activities credit carryforwards of $153,000.  We can realize these tax credit carryforwards to the extent we have sufficient Texas franchise tax in future years.  We believe it uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these credits and, accordingly, have provided a valuation allowance for the full amount of this carryforward.  These carryforwards expire in 2034 through 2036.

We claim research and experimentation tax credits, or R&D tax credits, on certain of our tax returns and have included the effect of those credits in our provision for income taxes. A routine examination of our 2008, 2009 and 2010 federal income tax returns conducted and completed by the Internal Revenue Service in 2015 resulted in the amount of the R&D tax credits allowed for those years being less than the amounts we claimed on those federal income tax returns. If the Internal Revenue Service examines our federal income tax returns for 2011 and later years, we believe they may apply their same criteria to the R&D tax credits we claimed on those tax returns. Accordingly, we believe it more-likely-than-not that the R&D tax credit allowed for those years may be less than the amounts we have claimed. As a result, we maintain a reserve for an uncertain tax position for this matter in the amount of $116,000 as of December 31, 2016.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	2016	2015
Balance, beginning of year	$90	$125
Increases for tax positions related to the current year	17	25
Increases for tax positions related to prior years	9	23
Decreases for tax positions related to prior years	-	(51)
Decreases due to settlements related to prior years	-	(32)
Balance, end of year	$116	$90

We believe it reasonably possible that we will not recognize any of our unrecognized tax benefits during 2017. If we realized and recognized any of our gross unrecognized tax benefits, such benefits would reduce our effective tax rate in the year of recognition.

We are subject to taxation in the United States and in multiple state jurisdictions.  As of December 31, 2016, our federal income tax returns for 2015, 2014 and 2013 are subject to examination by the Internal Revenue Service.  Our amended federal income tax returns for 2012 and 2011 are subject to examination with the amount of any claim for payment of additional taxes limited to the amount by which the tax due on those amended returns was less than the tax due on the returns for those years as originally filed.  Our state tax returns are subject to examination for varying periods of time by numerous state taxing authorities. Currently, none of our federal or state income tax returns are under examination.

To the extent they arise, we record interest and penalty expenses related to income taxes as components of other expense in our statement of operations.  We incurred no such expenses in 2016 or 2015.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Year Ended December 31,
	2016	2015
Income tax expense (benefit) at federal statutory rate	$2,033	$2,172

Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	111	62
Incentive stock options	91	-
R&D tax credit uncertain tax position (net)	26	(35)
Research and development credit	(150)	(251)
Domestic production activities deduction	(109)	(136)
Other	24	49
Income tax expense (benefit) per the statement of operations	$2,026	$1,861

10.          Earnings Per Share

Earnings per share for the periods indicated were computed as follows (in thousands except per share amounts):

	Year ended December 31,
	2016	2015
Numerators
Numerator for basic and diluted earnings per share:
Net income	$3,951	$4,528

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	21,126	20,824

Dilutive potential common shares
Stock options and awards	551	542
Denominator for diluted earnings per share	21,677	21,366

Net income per common share - basic	$0.19	$0.22
Net income per common share – diluted	$0.18	$0.21

11.          Dividends

We paid dividends as follows:

	Year ended December 31,
	2016	2015
Dividend per share of common stock	$0.060	$0.045

12.          Employee Benefit Plan

We provide our employees a 401(k) plan under which we make employer matching contributions in amounts determined by our Board of Directors. Our matching contributions were $143,000, and $126,000 for the 2016 and 2015, respectively.

13.         Segment and Geographic Disclosures

In accordance with FASB ASC Topic 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located in the United States accounted for approximately 77% of the Company’s total revenues in 2016 and approximately 76% of the Company’s total revenues in 2015.  The remaining revenues were from customers and partners located in foreign countries, and each individual foreign country accounted for less than 10% of total revenues in 2016 and 2015.  The Company attributes revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of December 31, 2016 and 2015.

14.         Concentration of Business Volume and Credit Risk

Our cash, cash equivalents and long-term investments are on deposit in banks and are collectively insured by the Federal Deposit Insurance Corporation for $750,000.  Our balances in excess of that amount are not insured. We may withdraw our cash deposits upon demand but in doing so may forfeit certain earned but unpaid interest on certain certificates of deposit if we redeemed them prior to their maturity date. We maintain our cash with multiple financial institutions of reputable credit to minimize our risk of loss.

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

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel resellers even though those end users can also purchase those products directly from us. During 2016 and 2015, we earned approximately 14% and 11%, respectively, of our revenue from such sales through our largest, third-party, channel reseller.

In 2016 and 2015, approximately 23%, and 24%, respectively, of our revenues resulted from sales to customers in foreign countries.  We received substantially all of our revenues from foreign customers in U.S. dollars resulting in limited exchange rate risks.  Our foreign sales are concentrated mostly in Canada, Western Europe and Latin America.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO).  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President and Chief Executive Officer and its Chief Financial Officer.  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

James W. Albrecht, Jr.
Chief Financial Officer
GlobalSCAPE, Inc.
4500 Lockhill-Selma, Suite 150
San Antonio, Texas 78249

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2016.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

	•	Consolidated Balance Sheets — December 31, 2016 and 2015

	•	Consolidated Statements of Operations and Comprehensive Income — Years ended December 31, 2016 and 2015

	•	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2016 and 2015

	•	Consolidated Statements of Cash Flows — Years ended December 31, 2016 and 2015

	•	Notes to Consolidated Financial Statements — December 31, 2016 and 2015

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit
Number	Description
3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10-K filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3
Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

*10.10	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.11	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 5, 2007).

*10.12	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.13	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.14	GlobalSCAPE, Inc. 2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

*10.15	Form of Non-Qualified Stock Option Agreement under GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 10, 2015).

*10.16	Form of Employment Agreement dated as of April 1, 2015 by and between GlobalSCAPE and each of Matthew C. Goulet and James W. Albrecht, Jr. (Filed as Exhibit 10.1 to Form 8-K filed on April 1, 2015).

10.17	Form of Indemnification Agreement by and between GlobalSCAPE and each of its directors and named executive officers (Filed as Exhibit 10.1 to Form 8-K filed on May 14, 2015).

*10.18	GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Appendix A to the Definitive Proxy Statement filed April 2, 2015).

*10.19	Form of Restricted Stock Award Agreement pursuant to the GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.2 to Form 8-K filed on May 14, 2015).

*10.20	Form of Incentive Stock Option Agreement GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 4, 2016).

10.21	Stock Purchase Agreement dated January 9, 2017 by and between Thomas H Brown, David L. Mann and 210 Capital LLC (filed as Exhibit 10.1 to Form 8-K filed January 9, 2017).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008).

21.1	Subsidiaries of GlobalSCAPE, Inc. (Filed as Exhibit 21.1 to Form 10-K filed March 29, 2012).

23.1	Consent of Padgett, Stratemann & Co., L.L.P. (Filed herewith).

23.2	Consent of RSM US LLP (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101	Interactive Data File.

* Management Compensatory Plan or Agreement

Item 16.  10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 27, 2017.

GlobalSCAPE, Inc.

By:	/s/ Matthew C. Goulet
Matthew C. Goulet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 2017.

Signature	Title

/s/ Matthew C. Goulet	President and Chief Executive Officer and Director
Matthew C. Goulet	(Principal Executive Officer)

/s/ James W. Albrecht, Jr.	Chief Financial Officer
James W. Albrecht, Jr.	(Principal Finance and Accounting Officer)

/s/ Thomas W. Brown	Chairman of the Board and Director
Thomas W. Brown

/s/ David L. Mann	Director
David L. Mann

/s/ Frank M. Morgan	Director
Frank M. Morgan

/s/ Dr. Thomas E. Hicks	Director
Dr. Thomas E. Hicks