Form 10-Q
period 2017-03-31
GLOBALSCAPE INC
filed 2017-05-12
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________.

Commission file number  001-33601

GlobalSCAPE, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2785449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Lockhill-Selma, Suite 150
San Antonio, Texas	78249
(Address of Principal Executive Office)	(Zip Code)

(210) 308-8267
(Registrant’s Telephone Number, Including Area Code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 30, 2017 there were 21,571,831 shares of common stock outstanding.

GlobalSCAPE Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2017

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, CuteBackup®, DMZ Gateway®, EFT Cloud Services®, GlobalSCAPE Securely Connected®, CuteSendIt®, and Mail Express® are registered trademarks of GlobalSCAPE, Inc.

Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, EFT Server™, EFT Workspaces™, Enhanced File Transfer™, Enhanced File Transfer Server™, Secure Ad Hoc Transfer™, SAT™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, Workspaces™, Accelerate™, WTC™, Content Integrity Control™, Advanced Authentication™ and scConnect™ are trademarks of GlobalSCAPE, Inc.

TappIn® and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.

TappIn Secure Share™, Social Share™, Now Playing™, and Enhanced A La Carte Playlist™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

Index
Part I. Financial Information

Item 1. Financial Statement

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$10,400	$8,895
Short term certificates of deposit	2,759	2,754
Accounts receivable, net	5,499	6,964
Federal income tax receivable	-	169
Prepaid and other expenses	492	521
Total current assets	19,150	19,303

Long term certificates of deposit	12,837	456
Capitalized software development costs, net	3,731	12,779
Goodwill	12,712	3,743
Deferred tax asset, net	1,190	12,712
Property and equipment, net	577	942
Other assets	64	245
Total assets	$50,261	$50,180

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$657	$876
Accrued expenses	1,928	1,836
Income tax payable	474	-
Deferred revenue	12,704	13,655
Total current liabilities	15,763	16,367

Deferred revenue, non-current portion	3,618	3,790
Other long term liabilities	163	147

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,970,412 and 21,920,912 shares issued at March 31, 2017, and December 31, 2016, respectively	22	22
Additional paid-in capital	22,064	21,650
Treasury stock, 403,581 shares, at cost, at March 31, 2017 and December 31, 2016	(1,452)	(1,452)
Retained earnings	10,083	9,656
Total stockholders’ equity	30,717	29,876
Total liabilities and stockholders’ equity	$50,261	$50,180

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2017	2016

Operating Revenues:
Software licenses	$2,464	$2,299
Maintenance and support	5,121	4,446
Professional services	733	642
Total Revenues	8,318	7,387
Cost of revenues
Software licenses	736	630
Maintenance and support	412	394
Professional services	377	422
Total cost of revenues	1,525	1,446
Gross profit	6,793	5,941
Operating expenses
Sales and marketing	3,330	3,048
General and administrative	1,721	1,733
Research and development	739	627
Total operating expenses	5,790	5,408
Income from operations	1,003	533
Other income	70	33
Income before income taxes	1,073	566
Income tax expense	322	174
Net income	$751	$392
Comprehensive income	$751	$392

Net income per common share -
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted average shares outstanding:
Basic	21,544	21,033
Diluted	22,023	21,652

Cash dividends declared per share	$0.015	$0.015

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income	$751	$392
Items not involving cash at the time they are recorded in the statement of operations:
Provision for sales returns and doubtful accounts receivable	11	43
Depreciation and amortization	541	501
Share-based compensation	324	222
Deferred taxes	(248)	(19)
Excess tax benefit from share-based	-	(3)
Subtotal before changes in operating assets and liabilities	1,379	1,136
Changes in operating assets and liabilities:
Accounts receivable	1,454	916
Prepaid expenses	29	34
Deferred revenue	(1,123)	(416)
Accounts payable	(219)	(350)
Accrued expenses	92	(272)
Other assets	181	22
Accrued interest receivable	(63)	(16)
Other long-term liabilities	16	3
Income tax receivable and payable	643	150
Net cash provided by operating activities	2,389	1,207
Investing Activities:
Software development costs capitalized	(462)	(488)
Purchase of property and equipment	(188)	(90)
Net cash (used in) investing activities	(650)	(578)
Financing Activities:
Proceeds from exercise of stock options	90	122
Excess tax benefit from share-based compensation	-	3
Dividends paid	(324)	(315)
Net cash (used in) financing activities	(234)	(190)

Net increase in cash	1,505	439
Cash at beginning of period	8,895	15,885
Cash at end of period	$10,400	$16,324

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$15	$22

The accompanying notes are an integral part of these condensed and consolidated financial statements.

Index

GlobalSCAPE, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2017 and For the Three
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

Throughout these notes unless otherwise noted, our references to the 2017 quarter and the 2016 quarter refer to the three months ended March 31, 2017 and 2016, respectively.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and footnotes required under generally accepted accounting principles in the United States, or GAAP, for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we refer to as the 2016 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2016 Form 10-K and in this report.

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

Index

Method of Amortization of Deferred Revenue Related to M&S Contracts

In previously issued financial statements, we amortized deferred revenue related to maintenance and support, or M&S, contracts by recording a full month of amortization in the first month of a contract. We used that method based on our intent to match revenue from our M&S contracts to the expense we incur when delivering M&S services. We acknowledge that the more common and widespread practice is to amortize deferred revenue based upon the specific number of days the M&S contract is in place during that month. Both methods result in the recognition of the same amount of revenue over the term of the M&S contract but yield differing amounts of revenue being recognized in the first month and last month of an M&S contract.

Commencing with the issuance of our financial statements as of December 31, 2016, and for the year then ended, we changed our method of amortizing deferred revenue related to M&S contracts such that our consolidated statements of operations and balance sheets included herein are now prepared using the specific number of days method. This change decreased M&S revenue and net income for the three months ended March 31, 2016, as reported herein by immaterial amounts relative to amounts previously reported for that period. This change increased deferred revenue as of March 31, 2016, by an immaterial amount relative to the amount previously reported as of that date. This change has no effect on the total amount of revenue we will realize from our M&S contracts.

Method of Recording M&S Billings

We may invoice a customer for M&S to be provided commencing on a date in a month subsequent to the month in which we invoice the customer. We typically receive a purchase order from our customers for M&S prior to invoicing them, and it is not uncommon for a customer to pay us in advance of that M&S commencement date either on their own or when we request such payment. Accordingly, in our previously issued financial statements as of March 31, 2016, we recorded an account receivable and deferred revenue for these invoices as of the date of the invoice. Commencing with the preparation and issuance of our financial statements as of December 31, 2016, we determined that a reasonable, alternate and more conservative method would be to wait until the commencement date of the M&S contract had arrived to record the account receivable and deferred revenue for any such invoices for which we have not been paid as of the balance sheet date. Accordingly, our condensed consolidated balance sheet as of March 31, 2016, included herein is now prepared and presented using that method. This change had the effect of decreasing our reported amounts of accounts receivable and deferred revenue relative to the method we previously used but does not affect any of our reported amounts of revenue or net income.

Reclassification of Sales Engineer Expenses

We employ sales engineers who assist our sales staff in addressing technical considerations by our customers prior to their purchasing our product. Our use of sales engineers has expanded in recent quarters. Prior to 2016, we classified the expense of sales engineers as part of costs of revenue – professional services. Commencing with the preparation and issuance of our financial statements as of December 31, 2016, we began classifying these expenses as part of sales and marketing expense to more appropriately present the current nature of the activities of our sales engineers. This change has the effect of decreasing cost of revenue – professional services and increasing sales and marketing expense. It does not affect any of our reported amounts of revenue or net income.

Reclassification of Reserve for Uncertain Tax Position

As described in Note 9, we maintain a reserve for uncertain tax positions. Previously, we classified that reserve as a current liability since it was not material to our financial statements taken as a whole. Commencing with the preparation of our financial statements as of December 31, 2016, we determined it appropriate to classify it as a component of other long term liabilities. This change has the effect of decreasing current income taxes payable and increasing other long term liabilities.

Reclassification of Professional Services Revenue

In preparing our condensed consolidated statement of operations and comprehensive income for the 2017 quarter, we changed the classification of certain revenue from M&S to professional services to better reflect the nature of that revenue. We have made the same reclassification in our condensed consolidated statement of operations and comprehensive income for the 2016 quarter presented herein.

With respect to the above items, we have revised our financial statements as of March 31, 2016 and for the three months then ended. The following tables illustrate the effects of the above items on those previously issued financial statements:

Index

Condensed Consolidated Statement of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Three Months Ended March 31, 2016
		Revision Related To
	As Previously Reported	Change in Method of Deferred Revenue Amortization	Reclassification of Sales Engineer Expenses	Reclassification of Professional Service Revenue	As Revised
Operating revenues:
Software licenses	$2,299				$2,299
Maintenance and support	4,497	(23)		(28)	4,446
Professional services	614			28	642
Total revenues	7,410	(23)	-		7,387
Costs of revenues
Software licenses	630				630
Maintenance and support	394				394
Professional services	569		(147)		422
Total costs of revenues	1,593	-	(147)		1,446
Gross Profit	5,817	(23)	147		5,941
Operating expenses
Sales and marketing	2,901		147		3,048
General and administrative	1,733				1,733
Research and development	627				627
Total operating expenses	5,261	-	147		5,408
Income from operations	556	(23)	-		533
Other income (expense), net	33				33
Income before income taxes	589	(23)	-		566
Income tax expense	182	(8)	-		174
Net income	$407	$(15)	$-		$392
Comprehensive income	$407	$(15)			$392
Comprehensive income	$407	$(15)	$-		$392

Net income per common share - basic	$0.02	$-	$-		$0.02

Net income per common share - diluted	$0.02	$-	$-		$0.02

Index
Condensed Consolidated Balance Sheets
(in thousands)

	As of March 31, 2016
		Revision Related To
	As Previously Reported	Change in Method of Deferred Revenue Amortization	Change in Method of Recording M&S Billings	Change in Classification of Reserve for Uncertain Tax Position	As Revised
Assets
Current assets:
Cash and cash equivalents	$16,324				$16,324
Short term investments	3,270				3,270
Accounts receivable, net	5,340		$(423)		4,917
Federal income tax receivable	35	$362			397
Prepaid and other expenses	477				477

Total current assets	25,446	362	(423)	-	25,385

Long term investments
Property and equipment, net	517				517
Capitalized software development costs, net	4,040				4,040
Goodwill	12,712				12,712
Deferred tax asset, net	959				959
Other assets	38				38

Total assets	$43,712	$362	$(423)	$-	$43,651

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	489				489
Accrued expenses	1,621				1,621
Deferred revenue	11,672	(29)	347		11,990
Income taxes payable	34	62		(96)	-

Total current liabilities	13,816	33	347	(96)	14,100

Deferred revenue, non-current portion	3,718	68	76		3,862
Other long term liabilities	41			96	137

Stockholders’ Equity:
Preferred stock	-				-
Common stock	21				21
Additional paid-in capital	19,930				19,930
Treasury stock	(1,452)				(1,452)
Retained earnings	7,638	(585)			7,053
Total stockholders’ equity	26,137	(585)			25,552

Total liabilities and stockholders’ equity	$43,712	$(484)	$423	$-	$43,651

Index
Condensed Consolidated Statements of Cash Flows
(in thousands)

	For the Three Months Ended March 31, 2016
	As Previously Reported	Change in Method of Deferred Revenue Amortization	Change in Method of Recording M&S Billings	Change in Classification of Reserve for Uncertain Tax Position	As Adjusted

Operating Activities:
Net income	$407	(15)			$392
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	43				43
Depreciation and amortization	501				501
Stock-based compensation	222				222
Deferred taxes	(19)				(19)
Excess tax deficiency from exercise of share based compensation	(3)				(3)
Subtotal before changes in operating assets and liabilities	1,151	(15)	-	-	1,136
Changes in operating assets and liabilities:
Accounts receivable	698		218		916
Prepaid expenses	34				34
Federal income taxes	165	(9)		(6)	150
Accrued interest receivable	(16)				(16)
Other assets	22				22
Accounts payable	(350)				(350)
Accrued expenses	(272)				(272)
Deferred revenues	(222)	(412)	218		(416)
Other long-term liabilities	(3)			6	3
Net cash provided by (used in) operating activities	1,207	(436)	436	-	1,207
Investing Activities:
Software development costs	(488)				(488)
Purchase of property and equipment	(90)				(90)
Net cash provided by (used in) investing activities	(578)	-	-	-	(578)
Financing Activities:
Proceeds from exercise of stock options	122				122
Tax deficiency (benefit) from stock-based compensation	3				3
Dividends paid	(315)				(315)
Net cash provided by (used in) financing activities	(190)	-	-	-	(190)
Net increase (decrease) in cash	439				439
Cash at beginning of period	15,885	-	-	-	15,885
Cash at end of period	$16,324	$-	$-	$-	$16,324

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-	$-	$-
Income taxes	$22	$-	$-	$-	$22

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

We earn the majority of our software license revenue from software products sold under perpetual software license agreements. At the time our customers purchase these products, they typically also purchase an M&S contract. These transactions are multiple element software sales for which we assess the presence of vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements to determine the portion of these sales to recognize as revenue upon delivery of the software product and the portion of these sales to record as deferred revenue at the time the product is delivered. We amortize the deferred revenue component to revenue in future periods as we deliver the related future services to the customer. For transactions, if any, for which we cannot establish VSOE of the fair value of the undelivered elements, we initially record the entire transaction as deferred revenue and amortize that amount to revenue in future periods as we deliver the related future services to the customer.

We provide services under M&S contracts with terms generally ranging from one to three years. We require up-front payment of our M&S fee in an amount that covers the entire term of the agreement.  We record as deferred revenue amounts due or paid that relate to future periods during which we will provide the M&S service. Deferred revenue related to services we will deliver within one year is presented as a current liability while deferred revenue related to services that we will deliver more than one year into the future is presented as a non-current liability. We reduce deferred revenue and recognize revenue ratably in future periods as we deliver the M&S service.

For our products licensed and delivered under a software-as-a-service, or SaaS, transaction on a monthly or other periodic subscription basis, we recognize subscription revenue, including initial setup fees, on a monthly basis ratably over the contractual term of the customer contract as we deliver our products and services. Amounts paid prior to this revenue recognition are presented as deferred revenue until earned.

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

Capitalized Software Development Costs

When we complete research and development for a software product and have in place a program plan and a detail program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years. We periodically assess the carrying value of capitalized software development costs and our method of amortizing them relative to our estimates of realizability through sales of products in the marketplace.

Research and Development

We expense research and development costs as incurred.

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was $455,080 and $407,441 in the 2017 quarter and the 2016 quarter, respectively.

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

We account for uncertainty in income taxes using a two-step process to determine the amount of tax benefit to be recognized. First, we evaluate the tax position to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, we assess the tax position to determine the amount of benefit to recognize in the financial statements. The amount of the benefit we recognize is the largest amount that we believe has a greater than 50 percent likelihood of being realized upon ultimate settlement. Unrecognized tax benefits represent tax positions for which reserves have been established.

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

ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (issued June 2016) - This pronouncement provides guidance as to the treatment of transactions in a statement of cash flows with respect to eight specific cash flow issues. During 2017 and 2016, we had no transactions of the type cited in the statement and do not anticipate having any such transactions in the foreseeable future. Accordingly we do not expect this pronouncement to have a material effect on how we present items in our statement of cash flows.

Index

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016) – This standard discontinued the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. As prescribed by this standard, we adopted it beginning January 1, 2017, and followed it in the preparation of our financial statements as of March 31, 2017, and for the three months then ended.

This standard also permits an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures may be either estimated (as has been the requirement in the past) or recognized when they occur. We elected to continue estimating forfeitures consistent with our existing practices thereby resulting in no change to our application of GAAP for this aspect of computing share-based compensation.

ASU 2016-02, Leases (issued February 2016) - The main difference between existing GAAP and this ASU 2016-02 is the presentation by lessees on their financial statements of lease assets and lease liabilities arising from operating leases. Since this new standard retains the distinction between finance and operating leases, the effect of leases in the statement of operations and the statement of cash flows will be largely unchanged from existing GAAP. Our only lease of significance is our operating lease for our corporate office space for which we will present a right-to-use asset and a lease liability on our balance sheet when we implement this standard. We are in the process of determining those amounts. In accordance with this standard, we will implement it beginning with our interim and annual financial statements for 2019. The extent of the effect of this standard on our financial statements for 2019 and later will depend upon the leases, if any, that we have in effect at that date.

ASU 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes (issued November 2015) - This pronouncement requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying financial statements in the manner described in the Note 9 below.

ASU 2014-09, Revenue from Contracts with Customers (issued May 2014) - The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We are subject to this guidance effective with financial statements we issue for the year ending December 31, 2018, and the quarterly periods during that year. Our qualitative assessments to date indicate that the application of this ASU will not have a material effect on the amounts or timing of revenue we report in those future periods relative to current guidance. We are in the process of completing our quantitative analysis to support those qualitative assessments. We are also evaluating the method we will apply for adopting this principle.

We believe the application of ASU 2014-09 will result in a change in the manner in which we record sales commission expense related to M&S contracts. Currently, we record the full amount of the sales commission paid on the full value of an M&S contract as an expense on the inception date of the M&S contract. We believe that under ASU 2014-09, we will record that commission expense ratably over the term of the M&S contract. We are in the process of quantifying the effect this change will have on our financial statements.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements. It is possible that the actual results could differ from these estimates and assumptions, which could have a material effect on the reported amounts of the Company’s financial position and results of operation.

Index

4.	Certificates of Deposit

Our certificates of deposit are held at a bank and mature at various dates through December 2021. Certificates of deposit with contractual maturity dates less than one year from the balance sheet date are presented as current assets.  Certificates of deposit with contractual maturity dates beyond one year from the balance sheet date are presented as non-current assets.

We have the ability to hold these certificates of deposit until their maturity dates and as of the date of this report intend to do so. We measure these investments on a recurring basis using Level 1 of the fair value hierarchy prescribed by GAAP which results in them being presented at original cost plus accrued interest earned. There is no amortization of original cost associated with our certificates of deposit.

5.	Accounts Receivable

We bill our customers and issue them an invoice when we have delivered our goods or services to them. In addition, when our customers agree to purchase or renew M&S services, we bill and invoice our customers at that time which could be before the date we begin delivering those services. In that event, we exclude from accounts receivable (and from the related deferred revenue, see Note 3) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our financial statements. Accordingly, we determine our accounts receivable as follows ($ in thousands):

	March 31, 2017	December 31, 2016
Total invoices issued and unpaid	$6,259	$7,680
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(410)	(381)
Gross accounts receivable	5,849	7,299
Allowance for sales returns and doubtful accounts	(350)	(335)
Accounts receivable, net	$5,499	$6,964

6. Capitalized Software Development Costs

Our capitalized software development costs balances and activities were as follows: ($ in thousands):

	March 31,	December 31,
	2017	2016
Gross capitalized cost	$7,714	$7,252
Accumulated amortization	(3,983)	(3,509)
Net balance	$3,731	$3,743

	Three Months Ended March 31,
	2017	2016
Amount capitalized	$462	$488
Amortization expense	(474)	(430)

	Released	Unreleased
	Products	Products
Gross capitalized amount at March 31, 2017	$6,171	$1,543

Future amortization expense:
Nine months ending December 31, 2017	1,116
Year ending December 31,
2018	856
2019	216
2020	-
Total	$2,188

The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

Index

7.	Deferred Revenue

As described in Note 5 regarding accounts receivable, when our customers agree to purchase or renew M&S services, we bill and invoice our customers at that time which could be before the date we begin delivering those services. In that event, we exclude from deferred revenue (and from the related accounts receivable) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our financial statements. Accordingly, we determine our deferred revenue as follows ($ in thousands):

	March 31, 2017	December 31, 2016
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$16,732	$17,826
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(410)	(381)
Total deferred revenue	$16,322	$17,445

Deferred revenue, current portion	$12,704	$13,655
Deferred revenue, non-current portion	3,618	3,790
Total deferred revenue	$16,322	$17,445

8.	Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Share-based compensation expense	$324	$222

Stock Options

We have granted stock options to our officers and employees under long-term equity incentive plans that originated in 2000, 2010 and 2016. During the 2017 quarter, we granted stock options only under the 2016 plan.

Provisions and characteristics of the options granted to our officers and employees under our long-term equity incentive plans include the following:

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

We currently issue stock-based awards to our officers and employees only under the 2016 plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of March 31, 2017, stock-based incentives for up to 4,329,500 shares remained available for issuance in the future under this plan.

We have not previously issued any restricted stock under any of these plans.

Index

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000’s)

Outstanding at December 31, 2016	2,407,005	$3.00	7.19	$2,574
Granted	660,000	3.76
Forfeited	(86,080)	3.87
Exercised	(49,500)	1.82
Outstanding at March 31, 2017	2,931,425	3.17	7.56	2,238

Exercisable at March 31, 2017	1,245,214	2.59	5.17	1,681

Additional information about our stock options is as follows:

	Three Months Ended March 31,
	2017	2016
Weighted average fair value of options granted	$1.47	$1.65
Intrinsic value of options exercised	$100,386	$71,745
Cash received from stock options exercised	$90,114	$121,671

Number of options that vested	295,124	193,866
Fair value of options that vested	$450,336	$248,148

Unrecognized compensation expense related to non-vested options at end of period	$2,279,284	$1,673,156
Weighted average years over which non-vested option expense will be recognized	2.34	2.50

As of March 31, 2017
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	87,100	3.32	$1.07	87,100	$1.07
$1.47 - $2.32	459,745	4.64	$1.83	458,385	$1.83
$2.34 - $3.52	1,144,680	8.03	$3.22	525,179	$3.02
$3.53 - $4.25	1,239,900	8.50	$3.76	174,550	$4.05
Total options	2,931,425			1,245,214

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2017	2016
Expected volatility	45%	56%
Expected annual dividend yield	1.50%	1.50%
Risk free rate of return	1.94%	1.53%
Expected option term (years)	6.00	6.00

Index

Restricted Stock Awards

Our 2015 Non-Employee Directors Long Term Incentive Plan (“2015 Directors Plan”) provides for the issuance of either stock options or restricted stock awards for up to 500,000 shares of our common stock. Provisions and characteristics of this plan include the following:

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

•	Restricted shares participate in dividend payments and may be voted.
•	As of March 31, 2017, stock based incentives for up to 340,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2016	80,000	$3.31
Shares granted with restrictions	-	$-
Shares vested and restrictions removed	-	$-	$-
Restricted shares outstanding at March 31, 2017	80,000	$3.31

Unrecognized compensation expense for non-vested shares as of March 31, 2017
Expense to be recognized in future periods	$25,322
Weighted average number of months over which expense is expected to be recognized	1.2

9.	Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	Three months ended March 31,
	2017			2016
	Current	Deferred	Total	Current	Deferred	Total
Federal	$519	$(238)	$281	$172	$(7)	$165
State	51	(10)	41	21	(12)	9
Total	570	(248)	322	193	(19)	174

Index

Deferred income taxes on our balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	March 31,	December 31,
	2017	2016
Deferred tax assets:
Deferred revenue	$1,331	$1,228
Capital loss carryforward	1,099	1,099
Share-based compensation	619	578
Compensation and benefits	270	176
Texas franchise tax R&D credit	156	153
Allowance for doubtful accounts	119	114
Net operating loss carryforward	76	91
Other	62	51
Less Valuation Allowances:
Capital loss carryforward	(1,099)	(1,099)
Texas franchise tax R&D credit	(156)	(153)
Total deferred tax assets	2,477	2,238

Deferred tax liabilities:
Intangible assets	1,285	1,289
Depreciation	2	7
Total gross deferred tax liabilities	1,287	1,296

Net deferred tax assets	$1,190	$942

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

As of March 31, 2017, we had federal income tax net operating loss carryforwards of $225,000 available to offset future federal taxable income, if any. These carryforwards became available through our acquisition of TappIn, Inc. in 2011.  These carryforwards expire in 2030 and 2031.

As of March 31, 2017, we had federal income tax capital loss carryforwards of $3,231,000 which resulted from the reduction of our investments in and notes receivable from CoreTrace Corporation in 2012.  We can realize capital loss carryforwards to the extent we have capital gains in future periods against which this capital loss can be deducted.  We believe it uncertain that we will have sufficient capital gains in the future to support this deduction and accordingly have provided a valuation allowance for the full amount of this carryforward. This carryforward expires in 2017.

As of March 31, 2017, we had Texas R&D tax credit carryforwards of $156,000.  We can realize Texas R&D tax credit carryforwards to the extent we have sufficient Texas Franchise Tax in future years.  We believe it uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these credits and, accordingly, have provided a valuation allowance for the full amount of this carryforward.  These carryforwards expire in 2034 through 2036.

We claim research and experimentation tax credits, or R&D tax credits, on certain of our tax returns and have included the effect of those credits in our provision for income taxes. A routine examination of our 2008, 2009 and 2010 federal income tax returns conducted and completed by the Internal Revenue Service resulted in the amount of the R&D tax credits allowed for those years being less than the amounts we claimed on those federal income tax returns. If the Internal Revenue Service examines our federal income tax returns for 2011 and later years, we believe they may apply their same criteria to the R&D tax credits we claimed on those tax returns. Accordingly, we believed it more-likely-than-not that the R&D tax credit allowed for those years may be less than the amounts we have claimed.  As a result, we maintain a reserve for an uncertain tax position for this matter in the amount of $136,000 as of March 31, 2017.

Index

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$116	$90
Increases for tax positions related to the current year	4	6
Increases for tax positions related to prior years	16	-
Decreases for tax positions related to prior years	-	-
Decreases due to settlements related to prior years	-	-
Balance at end of period	$136	$96

We believe it reasonably possible that we will not recognize any of our unrecognized tax benefits at least through March 31, 2017. If we realized and recognized any of our gross unrecognized tax benefits, such benefits would reduce our effective tax rate in the year of recognition.

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

To the extent they arise, we record interest and penalty expenses related to income taxes as components of other expense in our statement of operations.  We incurred no such expenses in the 2017 quarter or the 2016 quarter.

We file state tax returns in various states.  The taxes resulting from these filings are included in income tax expense.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three months ended March 31,
	2017	2016
Income tax expense (benefit) at federal statutory rate	$365	$193
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	24	2
Stock based compensation	59	16
Other	(22)	9
R&D tax credit uncertain tax position (net)	(110)	(32)
Research and development credit	20	6
Domestic production activities deduction	(14)	(20)
Income tax expense (benefit) per the statement of operations	$322	$174

Index
10.	Earnings per Common Share

Earnings per share for the periods indicated were as follows ($ in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerators
Numerator for basic and diluted earnings per share:
Net income	$751	$392

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	21,544	21,033

Dilutive potential common shares
Stock options and awards	479	619
Denominator for diluted earnings per share	22,023	21,652

Net income per common share - basic	$0.03	$0.02
Net income per common share – diluted	$0.03	$0.02

As a result of our implementation of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016), the estimated proceeds resulting from equity compensation deductible for federal income tax purposes being greater than the associated share-based compensation expense are no longer considered as part of the treasury stock method used in computing diluted earnings per share. This change had no material effect on our earnings per share computations.

11.	Dividends

We paid dividends as follows:

	Three Months Ended March 31,
	2017	2016
Dividend per share of common stock	$0.015	$0.015
Dividend record date	February 23, 2017	February 23, 2016
Dividend payment date	March 8, 2017	March 8, 2016

12.	Commitments and Contingencies

We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be $1.9 million.

13.	Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. In both the 2017 quarter and 2016 quarter, we earned approximately 14% of our revenue from such sales through our largest, third party, channel distributor. As of March 31, 2017, approximately 16% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

14.	Segment and Geographic Disclosures

In accordance with FASB ASC Topic 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located in the United States accounted for approximately 78% and 73% of our total revenues in 2017 and 2016 quarter, respectively.  The remaining revenues were from customers and partners located in foreign countries with each individual foreign country accounting for less than 10% of total revenues in all periods.  We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of March 31, 2017.

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

In the following discussion, our references to the 2017 quarter and the 2016 quarter refer to the three months ended March 31, 2017 and 2016, respectively.

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

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2017:
-	Recognized for three Info Security Products Guide 2017 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
-	Innovation in Compliance (Gold Winner) – Enhanced File Transfer
-	Cloud/SaaS Solutions (Gold Winner) – EFT Cloud Services
-	BYOD Security (Bronze Winner) – EFT Workspaces
-	Received a 5-Star rating in The Channel Company’s CRN 2017 Partner Program Guide for the third year in a row.
-	Honored with the 2017 Total Rewards & Benefits Excellence Award by the HRO Today Services and Technology Association.
-	Selected as a finalist in the 2017 Cybersecurity Product Awards Secure File Transfer: EFT Enterprise

•	In 2016:
-	Recognized as a 2016 Top Workplace by San Antonio Express-News, marking our sixth recognition as a Top Workplace in San Antonio.
-	Named as Leader in Secure Information Exchange Services 2016 – Texas by the Corp America 2016 Small Cap Awards.
-	Earned awards from Info Security Guide in several categories, including:
-	EFT Workspaces – Gold Winner in BYOD Security.
-	Enhanced File Transfer – Silver Winner in Compliance.
-	EFT Cloud Services – Bronze Winner in Cloud Security.
-	Mail Express – Bronze Winner in Email Security and Management.
-	Received a 5-Star rating in The Channel Company’s CRN 2016 Partner Program Guide for the second year in a row.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the sixth year in a row with a ranking of #16 in the medium size category.

Index

-	Honored as the HR Employer of the Year and Excellence in Engagement Strategy in North America by the HRO Today Services and Technology Association.
-	Recognized by the San Antonio Business Journal as a 2016 Best Place to Work, making this the fifth time GlobalSCAPE has received this honor.
-	Named by Computerworld as one of the best companies to work for in IT for the third consecutive year with a ranking of #3 in the small company category.

Key Business Metrics

We review a number of key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business. The significant metrics we review are described below.

Revenue Growth

We believe annual revenue growth is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, we regularly review our revenue mix and changes in revenue across all solutions to identify emerging trends. We believe our revenue growth is primarily dependent upon executing our business strategies which include:

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

We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products renew M&S contracts to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase enterprise software license revenue in future periods. For these reasons, we expect M&S revenue will remain a substantial part of our total revenue.

See Comparison of the Statement of Operations for the Three Months Ended March 31, 2017 and 2016 for a discussion of trends in our revenue growth that we monitor using this metric.

Index

Bookings

Bookings is a business metric we use to measure the success of our sales and marketing programs. For this purpose, we define bookings as the sum of the sales of:

•	Software licenses.
•	M&S contracts sold with software licenses for which the M&S services will be delivered within the next year.
•	SaaS arrangements for up to one year.
•	Professional services.

Most of the resources we expend for sales and marketing are targeted toward increasing our revenue from the four sources listed above. M&S contract renewals bookings, which are an additional source of revenue for us, typically are not significantly dependent upon our sales and marketing programs to be successful. Based upon these factors, beginning in 2017, we revised the definition our bookings metric to exclude amounts related to renewals of M&S contracts so as to better measure the success of our sales and marketing programs.

Bookings is not a measure of financial performance under GAAP and should not be considered a substitute for revenue. Bookings has limitations as an analytical tool and when assessing our operating performance. Bookings should not be considered in isolation or as a substitute for revenue or other income statement data prepared in accordance with GAAP.

Our bookings trends and the reconciliation of bookings to revenue are as follows ($ in thousands):

	Three Months Ending March 31,
	2017	2016

Revenue	$8,317	$7,387

Products and services sold for which we will recognize revenue at a future date when the goods and services are delivered to and accepted by the customer	2,218	1,773

Products and services delivered to and accepted by the customer for which revenue recognition had been deferred in the past at the time of booking	(6,643)	(5,534)

Bookings	$3,892	$3,626

Our bookings increased 7.3%. This increase was a result of our continuing development and implementation of sales and marketing programs designed to increase the level of our sales of software licenses.

Amounts we previously reported as bookings reconcile to the bookings in the table above as follows:

Three Months Ended
March 31, 2016

Bookings as previously reported	$7,779

M&S renewals and M&S to be delivered beyond one year in the future not part of bookings	(4,153)

Bookings as now reported	$3,626

While M&S renewals and M&S to be delivered beyond one year in the future are not part of bookings, we record and include these items in deferred revenue on our balance sheet at the time we record them as an account receivable.

In connection with the bookings metric we previously reported, we also reported potential future revenue as a key business metric. With the refinement of our bookings key business metric, we no longer rely on potential future revenue as a key business metric since we have determined that our revenue growth metric discussed above is the primary metric upon which we rely to measure our outlook for revenue in the future.

Index

Adjusted EBITDA (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) to provide us a view of income and expenses and cash flow from our operations that is supplemental and secondary to our primary assessment of net income as presented in our condensed consolidated statement of operations and comprehensive income and of cash flow from operating activities as presented on our condensed consolidated statement of cash flows. We use Adjusted EBITDA to provide another perspective for measuring profitability and cash flow from our core operating activities that does not include the effects of expenses that typically do not require us to pay them in the current period (such as depreciation, amortization and share-based compensation), the cost of financing our business, and the effects of income taxes, as well as the effects on our cash of changes in certain balance sheet items such as accounts receivable and accounts payable. We monitor the components of Adjusted EBITDA to assess our actual performance relative to our plans, budgets and expectations and use the results of that assessment to adjust our future activities to the extent we deem necessary.  Our Adjusted EBITDA results indicate that we have been able to sustain consistently positive cash flow to help fund our future operations.

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

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net Income	$751	$392
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	322	174
Interest (income) expense, net	(70)	(33)
Depreciation and amortization:
Total depreciation and amortization	541	501
Amortization of capitalized software development costs	(474)	(430)
Stock-based compensation expense	324	222
Adjusted EBITDA	$1,394	$826

See Comparison of the Statement of Operations for the Three Months Ended March 31, 2017 and 2016 for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

Since 2015, we have released new versions of our EFT platform and new modules which added several enhancements and capabilities including:

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

•	Enhanced compatibility of web transfer client file transfers through HTML5 support in addition to the existing Java Runtime Environment.
•	Increased scalability and business continuity with more flexible, uninterrupted file transfer service.
•	Improved facilitation of PCI DSS version 3.0 compliance with updates to security components, such as PGP and AS2.
•	Enhanced and expanded event rule functionality which improves the ability to integrate our products with client business processes and backend systems.
•	Support for active-active high availability in Amazon Web Services.
•	Enhanced security features supporting improved compliance with HIPPA guidelines.

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

Index

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

Index

Employees

Our number of employees is as follows:

	March 31,
Department	2017	2016
Sales and Marketing	52	46
Engineering	36	29
Professional Services	8	14
Customer Support	21	20
Management and Administration	19	19
Total	136	128

Solution Perspective and Trends

 The components of our revenue are as follows ($ in thousands):

	Three Months Ended March 31
	2017		2016
		Percent of		Percent of
	Amount	Total	Amount	Total
Revenue By Type
License	$2,464	29.6%	$2,299	31.1%
M&S	5,121	61.6%	4,446	60.2%
Professional Services	733	8.8%	642	8.7%

Total Revenue	$8,318	100.0%	$7,387	100.0%

Revenue by Product Line
License
EFT Platform	$2,283	92.7%	$1,995	86.8%
Other	181	7.3%	304	13.2%

Total License Revenue	2,464	100.0%	2,299	100.0%

M&S
EFT Platform	4,841	94.5%	4,125	92.8%
Other	280	5.5%	321	7.2%

Total M&S Revenue	5,121	100.0%	4,446	100.0%

Professional Services (all EFT Platform)	733	100.0%	642	100.0%

Total Revenue
EFT Platform	7,857	94.5%	6,762	91.5%
Other	461	5.5%	625	8.5%

Total Revenue	$8,318	100.0%	$7,387	100.0%

Our total revenue increased 13% in the 2017 quarter compared to the 2016 quarter. Revenue from our EFT platform products and services increased 16% which consisted of EFT platform license revenue increasing 14%, EFT platform M&S revenue increasing 17%, and professional services revenue increasing 14%. Revenue from our other product lines decreased which is consistent with our expectations as discussed below. For a more complete discussion of these revenue trends, see Comparison of the Statement of Operations for the Three Months Ended March 31, 2017 and 2016.

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

We believe that continuing to offer licensed products installed on-premises for which we recognize revenue up-front and that carry with them a recurring M&S revenue stream is important to our future success. At the same time, we recognize that a migration of capabilities to a SaaS platform is attractive to a growing number of customers. We have, and have had for quite some time, the capabilities in place to deliver our EFT platform in that manner through our EFT Cloud products. While our SaaS revenue is not yet a material component of our total revenue, a migration by our customers to our EFT Cloud products could create some near-term decreases in the growth rate of license revenue, and may result in similar decreases in future periods, because it typically takes approximately 24 to 36 months of SaaS revenue to yield total revenue equivalent to that realized up-front from the sale of a license for an on-premise installation.

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

Over the past few years, we have developed and offered individual product lines that include EFT, Mail Express, WAFS, and CuteFTP. Each of these product lines addresses distinct needs in the marketplace. While some customers purchase products from more than one of these product lines, for the most part, customers in a particular market or vertical have needs that are addressed by only one of these products and, therefore, purchase only that product. With respect to Mail Express, while we will continue to offer them as stand-alone products for the time being, the engineering resources we allocate to these technologies will focus on migrating them to becoming an integrated component of our EFT platform. We do not expect to expend significant resources in the future on expanding the features and capabilities of WAFS and CuteFTP although we will continue to sell those products and support them.

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work. In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

•	Increasing sales staffing and capabilities as needed to address our markets.
•	Aligning our sales group to enhance its industry and geographic focus.
•	Implementing new sales and marketing campaigns.
•	Evolving our lead generation programs to increase our sales staff’s exposure to potential purchasers.
•	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

Index

Liquidity and Capital Resources

Our total cash, cash equivalents, certificates of deposit and working capital positions were as follows ($ in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$10,400	$8,895
Certificates of deposit, current	2,759	2,754
Certificates of deposit, long term	12,837	12,779
Total cash, cash equivalents and certificates of deposit	$25,996	$24,428

Current assets	$19,150	$19,303
Current liabilities	(15,763)	(16,367)
Working capital	$3,387	$2,936

At March 31, 2017, our certificates of deposit in current assets mature on various dates through October 2017. Our long term certificates of deposit mature after March 31, 2018, on various dates through December 2021.

When assessing our liquidity and capital resources, we consider the following factors:

•
We may access and monetize our certificate deposits at any time without risk of loss of the original amounts invested. If we were to redeem these certificates of deposit prior to their maturity, we may incur a penalty and forfeit certain amounts of accrued interest, but we view such amounts as not material.

•
Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.

Our capital requirements principally relate to our need to fund our ongoing operating expenditures, which are primarily related to employee salaries and benefits. We make these expenditures to enhance our existing products, develop new products, sell those products in the marketplace and support our customers after the sale.

We rely on cash and cash equivalents on hand and cash flows from operations to fund our operating activities and believe those items will be our principal sources of capital for the foreseeable future. If our revenue declines and/or our expenses increase, our cash flow from operations and cash on hand could decline.  We plan to expend significant resources in the future for research and development of our products and expansion and enhancement of our sales and marketing activities. If sales decline or if our liquidity is otherwise under duress, we could substantially reduce personnel and personnel-related costs, reduce or substantially eliminate capital expenditures and/or reduce or substantially eliminate certain research and development and sales and marketing expenditures. We may also sell equity or debt securities or enter into credit arrangements in order to finance future acquisitions or licensing activities, to the extent available.

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Three Months Ended March 31,
	2017	2016
Operating activities	$2,389	$1,207
Investing activities	(650)	(578)
Financing activities	(234)	(190)

Index

Our cash provided by operating activities increased during the 2017 quarter compared to the 2016 quarter primarily due to the following factors:

•
Net income after considering items not involving cash at the time they are recorded in the statement of operations, as set forth on our Condensed Consolidated Statements of Cash Flow, increased $243,000. See the section below underComparison of the Statement of Operations for the Three Months Ended March 31, 2017 and 2016 for a discussion of the changes in the components of these amounts.

•
Cash flow from payments by customers resulted in accounts receivable decreasing $1.5 million in the 2017 quarter compared to $916,000 in the 2016 quarter. This increased cash flow was primarily due to the increase in our revenue during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, which in turn resulted in increased cash collections during the 2017 quarter when the accounts receivable from those sales were due.

•
Payments to our vendors and service providers resulted in accounts payable decreasing $219,000 during the 2017 quarter compared to decreasing $925,000 during the 2016 quarter. The change in the amount of the decrease was primarily due to:

o
The payment during the 2016 quarter of invoices for certain marketing expenses incurred in 2015 for initial expansion of certain sales and marketing programs which were expenses that did not have to be repeated in the 2016 quarter and paid in the 2017 quarter; and

o	Normal variations in the timing of payments to our vendors.

•	Income tax receivable and payable decreased $643,000 in the 2017 quarter compared to decreasing $151,000 in the 2016 quarter primarily due to:

o
Receiving from the Internal Revenue Service during the 2017 quarter a refund of taxes paid in previous years as a result of favorable adjustments to our research and development tax credits previously claimed; and

o	Normal variations in the timing of our tax payments.

Offset by:

•
Deferred revenue decreasing $1.1 million in the 2017 quarter compared to decreasing $416,000 in the 2016 quarter primarily as a result of our new emphasis on selling one year M&S contracts instead of multi-year agreements as discussed above.

•
Accrued expenses increased $92,000 in the 2017 quarter compared to increasing $303,000 in the 2016 quarter primarily due to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as a part of our financial statements.

The amount of cash we used for investing activities during the 2017 quarter increased compared to the 2016 quarter due primarily to:

•	An increase in the purchase of property and equipment as a result of remodeling of our sales and engineering office spaces to improve the efficiency of these work environments; and
•
A decrease in our software development costs capitalized due to it taking longer than expected to fill open engineering positions with the skillsets needed to support new product development as a result of competition in the marketplace for software engineers.

Our financing activities used more cash in the 2017 quarter than the 2016 quarter due to an increase in the amount of dividends paid as a result of an increase in our outstanding shares of common stock offset by a decrease in proceeds from stock option exercises as a result of fewer option holders electing to exercise their options.

Contractual Obligations and Commitments

As of March 31, 2017, our contractual obligations and commitments consisted primarily of the following items:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $16.3 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.

Index

•
Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

•	Operating lease for our office space.
•	Federal and state taxes.

Our non-cancellable, contractual obligations at March 31, 2017, consisted primarily of the lease for our office space with amounts due as follows ($ in thousands):

	Amounts Due for the Period
	Nine Months Ending December 31,	Fiscal Years
	2017	2018 - 2019	2019 - 2020	Thereafter	Total

Operating leases	$270	$480	$-	$-	$750

As of March 31, 2017, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

We plan to continue to expend significant resources in the future on product development, sales and marketing which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.

Comparison of the Statement of Operations for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	$ Change
	$ in thousands

Total revenues	$8,318	$7,387	$931
Total cost of revenues	1,525	1,446	79
Gross profit	6,793	5,941	852
Operating expenses
Sales and marketing	3,330	3,048	282
General and administrative	1,721	1,733	(12)
Research and development	739	627	112
Total operating expenses	5,790	5,408	382
Income from operations	1,003	533	470
Other income	70	33	37
Income before income taxes	1,073	566	507
Income tax expense	322	174	148
Net income	$751	$392	$359

In the discussion below, we refer to the three months ended March 31, 2017, as the “2017 quarter” and the three months ended March 31, 2016, as the “2016 quarter”. The percentage changes cited in our discussions are based on the 2017 quarter amounts compared to the 2016 quarter amounts.

Index

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended March 31
	2017		2016
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$2,464	29.6%	$2,299	31.1%
M&S	5,121	61.6%	4,446	60.2%
Professional Services	733	8.8%	642	8.7%

Total Revenue	$8,318	100.0%	$7,387	100.0%

Revenue by Product Line
License
EFT Platform	$2,283	92.7%	$1,995	86.8%
Other	181	7.3%	304	13.2%

	2,464	100.0%	2,299	100.0%
M&S
EFT Platform	4,841	94.5%	4,125	92.8%
Other	280	5.5%	321	7.2%

	5,121	100.0%	4,446	100.0%

Professional Services (all EFT Platform)	733	100.0%	642	100.0%

Total Revenue
EFT Platform	7,857	94.5%	6,762	91.5%
Other	461	5.5%	625	8.5%

	$8,318	100.0%	$7,387	100.0%

Our total revenue increased 13%. This increase consisted of growth in total revenue from our EFT platform products and services of $1.1 million, or 16%, offset by a decrease in revenue from our other products that constitute less than 10% of our total revenue. These trends are in line with our expectations in light of our announcement in mid-2016 that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our other products consisting of Mail Express, WAFS, CuteFTP, and TappIn, we would de-emphasize those products in the future, not expend future significant product development and engineering resources to enhance those products, and not dedicate significant future sales and marketing activities to them. We intend to maintain our focus on our EFT platform for the foreseeable future such that we expect to see a continuing decline in revenue from our products other than those that are part of the EFT platform.

EFT Platform Products

License, M&S and professional services revenue from our EFT platform products increased 14%, 17% and 14% respectively. The increases across these products and services were primarily due to continued enhancement in our product development and software engineering groups which allowed us to refine our process for identifying new product opportunities, to better focus our resources on products that would yield larger and more immediate revenue opportunities, and to optimize our project management and software engineering processes to reduce the time necessary to produce new or improved products.

To improve our ability to successfully sell existing EFT platform products as well as new products produced by our software engineering team, we continued to make ongoing changes in sales and marketing personnel and activities including:

•	Increasing sales staffing and capabilities as needed to address our markets.
•	Aligning our sales group to enhance its industry and geographic focus.
•	Implementing new sales and marketing campaigns.
•	Evolving our lead generation programs to increase our sales staff’s exposure to potential purchasers.
•	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

Index

The 14% increase in license revenue from our EFT platform products was primarily due to:

•	The introduction of new products or new versions of products as described above underBusiness-Software Products and Services.
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

The 17% increase in M&S revenue from our EFT platform products was also due to:

•
Ongoing and increased license sales since a majority of license sales are accompanied by an M&S contract. The change in M&S revenue typically lags behind the related change in license revenue because license sales are recognized as revenue in full in the period the license is delivered while the related M&S revenue is recognized in future periods as those services are delivered.

•
Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

The 14% increase in professional services revenue was primarily related to the increased license revenue from our EFT platform since the demand for our professional services is closely related to purchases of licenses for our EFT platform products. The remaining increase was due to an enhanced focus on managing our queue of professional services projects to be delivered which resulted in a reduction in our backlog of professional services related to earlier EFT platform license sales.

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

We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as the purchasers of our licensed products continually renew M&S contracts to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase enterprise software license revenue in future periods.

Even though we experienced growth in EFT platform license revenue, that revenue as a percent of our total EFT platform revenue was 29% in the 2017 quarter compared to 30% in the 2016 quarter. This decrease was due to the continuing accumulation of our recurring M&S revenue stream from prior license sales and the revenue produced by the reduction of our backlog of professional services.

Other Products

In mid-2016, we announced that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our Mail Express, WAFS, CuteFTP, and TappIn products that collectively constitute less than 10% of our total revenue, in the future we would de-emphasize these stand-alone products that are not part of our EFT platform. Accordingly, during the second half of 2016, we curtailed our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 26%. Our future focus will be on our EFT platform such that we expect to see a continuing decline in revenue from these other products although we do expect them to continue to produce a modest contribution margin that contributes to our future profitability.

Cost of Revenues.  These expenses are associated with the production, delivery and support of our products and services. We believe it is most meaningful to view cost of revenues as a percent of the revenues to which those costs relate since many of those costs are variable relative to revenue.

Index

Cost of license revenue consists primarily of:

•
Amortization of capitalized software development costs we incur when producing our software products. This amortization begins when a product is ready for general release to the public and generally is an expense that is not directly variable relative to revenue.

•	Royalties we pay to use software developed by others for certain features of our products that is generally an expense that is variable relative to revenue.
•	Fees we pay to third parties who provide services supporting our SaaS and cloud-based subscription solutions that generally have components that are both variable and not variable relative to revenue.

Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related costs of our employees and third parties we use to deliver these services.

Cost of software license revenue increased 17% and as a percent of software license revenue was 30% in the 2017 quarter compared to 27% in the 2016 quarter. These increases were primarily due to:

•
An increase in expense from the amortization of capitalized software development costs as a result of our release of new software products and new versions of existing products in periods subsequent to the 2016 quarter.

•	An increase in our royalties expense as a result of an increase in sales volume of products that contain components on which we pay royalties.

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

Cost of professional services revenue as a percent of that revenue was 51% in the 2017 quarter as compared to 66% in the 2016 quarter. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. In addition, during the second half of 2016, we undertook a refinement of our professional services organization and the manner in which we manage and deliver these services which resulted in more efficient processes from which we began to realize the cost benefit in 2017. Cost of revenue for professional services in absolute dollars decreased 11% for the reasons discussed above.

Sales and Marketing.  We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 40% of total revenue for the 2017 quarter compared to 41% of total revenue for the 2016 quarter. In absolute dollars these expenses increased 9%. These variations were primarily due to:

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

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Three Months Ended March 31,
	2017	2016
R&D expenditures expensed	$738	$627
R&D expenditures capitalized	462	488
Total R&D expenditures (non-GAAP measurement)	$1,200	$1,115

Index

Total R&D expenditures increased 8% primarily due to a planned increase in our software engineering headcount offset by a decrease in the cost of third-party software developers as a result of our efforts during 2016 to reduce our reliance on those outsourced services. Our R&D expense increased 18% as we continued our enhanced focus on our EFT platform and its installed customer base to ensure the products those customers are using remain optimized to meet their needs. Our R&D capitalized decreased 5% primarily due to those amounts in the 2016 quarter including higher cost, outsourced engineering work on products other than those that are part of our EFT platform which is work that did not occur in the 2017 quarter as a result of our focus on the development of our EFT platform primarily using our in-house personnel.

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

Other Income.  Other income consists primarily of interest income earned on certificates of deposit. The increase in this amount was due primarily to enhanced investment of our cash to earn a higher rate of interest.

Income Taxes.  Our effective tax rate was 30% for the 2017 quarter and 31% for the 2016 quarter. These rates differed from a federal statutory tax rate of 34% primarily due to:

•
The domestic production activities deduction and the research and development credit that are tax credit incentives that serve to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.

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

During the 2017 quarter and 2016 quarter, we earned approximately 14% of our revenue from a single third party channel distributor who purchases products from us and resells them to their customers. Approximately 16% of our accounts receivable as of March 31, 2017, were due from this distributor. We have since received payment for substantially all of these accounts receivable.

We earned approximately 22% and 27% of our revenue from customers outside the United States during the 2017 quarter and the 2016 quarter, respectively. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to our sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K filed with the Securities and Exchange Commission on March 27, 2017. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

GLOBALSCAPE, INC.

May 12, 2017	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer