Form 10-Q/A
period 2017-03-31
GLOBALSCAPE INC
filed 2017-05-26
CIK 1112920

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) amends the GlobalSCAPE, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 12, 2017.

This amendment corrects a typographical error in the condensed consolidated balance sheet as of December 31, 2016, presented in the Form 10-Q. This typographical error caused the individual line item amounts in non-current assets as of December 31, 2016, to be improperly matched with their respective descriptions. When matched with their appropriate descriptions, each item in non-current assets as of December 31, 2016, in the Form 10-Q is identical to that same item on the balance sheet as of December 31, 2016, as presented in the GlobalSCAPE, Inc. Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission on March 27, 2017 (the “Form 10-K”).  Following is an illustration of this typographical error correction:

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	March 31,	December 31,	December 31,
	2017	2016	2016
	(Unaudited)	(As presented in the Form 10-Q originally filed)	(As presented in this Form 10-Q/A with the typographical error corrected) (Audited)

Assets
Current assets:
Cash and cash equivalents	$10,400	$8,895	$8,895
Short term certificates of deposit	2,759	2,754	2,754
Accounts receivable, net	5,499	6,964	6,964
Federal income tax receivable	-	169	169
Prepaid and other expenses	492	521	521
Total current assets	19,150	19,303	19,303

Long term certificates of deposit	12,837	456	12,779
Capitalized software development costs, net	3,731	12,779	3,743
Goodwill	12,712	3,743	12,712
Deferred tax asset, net	1,190	12,712	942
Property and equipment, net	577	942	456
Other assets	64	245	245
Total assets	$50,261	$50,180	$50,180

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$657	$876	$876
Accrued expenses	1,928	1,836	1,836
Income tax payable	474	-	-
Deferred revenue	12,704	13,655	13,655
Total current liabilities	15,763	16,367	16,367

Deferred revenue, non-current portion	3,618	3,790	3,790
Other long term liabilities	163	147	147

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,970,412 and 21,920,912 shares issued at March 31, 2017, and December 31, 2016, respectively	22	22	22
Additional paid-in capital	22,064	21,650	21,650
Treasury stock, 403,581 shares, at cost, at
March 31, 2017 and December 31, 2016	(1,452)	(1,452)	(1,452)
Retained earnings	10,083	9,656	9,656
Total stockholders’ equity	30,717	29,876	29,876
Total liabilities and stockholders’ equity	$50,261	$50,180	$50,180

This typographical error had no effect on any other financial statement in the 10-Q, the footnotes to the financial statements, or any other section of the Form 10-Q. This typographical error had no effect on the Form 10-K.

The XBRL data filed in Exhibit 101 of the 10-Q has been updated for this correction.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have presented below the entire Form 10-Q with the typographical error corrected on the condensed consolidated balance sheet. This correction was included voluntarily by the registrant to enhance the understanding of its financial results and not in response to a specific disclosure requirement of Form 10-Q.

Except as expressly set forth above, this Amendment does not, and does not purport to, amend, update or restate the information in any other item of the Form 10-Q (other than the updating of the Exhibits to include updated Certifications of the Chief Executive and Chief Financial Officers) or reflect any events that have occurred after the filing of the original Form 10-Q.

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

Index
Part I. Financial Information

Item 1. Financial Statement

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$10,400	$8,895
Short term certificates of deposit	2,759	2,754
Accounts receivable, net	5,499	6,964
Federal income tax receivable	-	169
Prepaid and other expenses	492	521
Total current assets	19,150	19,303

Long term certificates of deposit	12,837	12,779
Capitalized software development costs, net	3,731	3,743
Goodwill	12,712	12,712
Deferred tax asset, net	1,190	942
Property and equipment, net	577	456
Other assets	64	245
Total assets	$50,261	$50,180

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$657	$876
Accrued expenses	1,928	1,836
Income tax payable	474	-
Deferred revenue	12,704	13,655
Total current liabilities	15,763	16,367

Deferred revenue, non-current portion	3,618	3,790
Other long term liabilities	163	147

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,970,412 and 21,920,912 shares issued at March 31, 2017, and December 31, 2016, respectively	22	22
Additional paid-in capital	22,064	21,650
Treasury stock, 403,581 shares, at cost, at March 31, 2017 and December 31, 2016	(1,452)	(1,452)
Retained earnings	10,083	9,656
Total stockholders’ equity	30,717	29,876
Total liabilities and stockholders’ equity	$50,261	$50,180

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

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income	$751	$392
Items not involving cash at the time they are recorded in the statement of operations:
Provision for sales returns and doubtful accounts receivable	11	43
Depreciation and amortization	541	501
Share-based compensation	324	222
Deferred taxes	(248)	(19)
Excess tax benefit from share-based compensation	-	(3)
Subtotal before changes in operating assets and liabilities	1,379	1,136
Changes in operating assets and liabilities:
Accounts receivable	1,454	916
Prepaid expenses	29	34
Deferred revenue	(1,123)	(416)
Accounts payable	(219)	(350)
Accrued expenses	92	(272)
Other assets	181	22
Accrued interest receivable	(63)	(16)
Other long-term liabilities	16	3
Income tax receivable and payable	643	150
Net cash provided by operating activities	2,389	1,207
Investing Activities:
Software development costs capitalized	(462)	(488)
Purchase of property and equipment	(188)	(90)
Net cash (used in) investing activities	(650)	(578)
Financing Activities:
Proceeds from exercise of stock options	90	122
Excess tax benefit from share-based compensation	-	3
Dividends paid	(324)	(315)
Net cash (used in) financing activities	(234)	(190)

Net increase in cash	1,505	439
Cash at beginning of period	8,895	15,885
Cash at end of period	$10,400	$16,324

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$15	$22

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

Index

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

Index

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

Index

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

Index

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

Index

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

We have not previously issued any restricted stock under any of these plans.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2016	2,407,005	$3.00	7.19	$2,574
Granted	660,000	$3.76
Forfeited	(86,080)	$3.87
Exercised	(49,500)	$1.82
Outstanding at March 31, 2017	2,931,425	$3.17	7.56	$2,238

Exercisable at March 31, 2017	1,245,214	$2.59	5.17	$1,681

Index

Additional information about our stock options is as follows:

	Three Months Ended March 31,
	2017	2016
Weighted average fair value of options granted	$1.47	$1.65
Intrinsic value of options exercised	$100,386	$71,745
Cash received from stock options exercised	$90,114	$121,671

Number of options that vested	295,124	193,866
Fair value of options that vested	$450,336	$248,148

Unrecognized compensation expense related to non-vested options at end of period	$2,279,284	$1,673,156
Weighted average years over which non-vested option expense will be recognized	2.34	2.50

As of March 31, 2017
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	87,100	3.32	$1.07	87,100	$1.07
$1.47 - $2.32	459,745	4.64	$1.83	458,385	$1.83
$2.34 - $3.52	1,144,680	8.03	$3.22	525,179	$3.02
$3.53 - $4.25	1,239,900	8.50	$3.76	174,550	$4.05
Total options	2,931,425			1,245,214

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2017	2016
Expected volatility	45%	56%
Expected annual dividend yield	1.50%	1.50%
Risk free rate of return	1.94%	1.53%
Expected option term (years)	6.00	6.00

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

•	Restricted shares participate in dividend payments and may be voted.
•	As of March 31, 2017, stock based incentives for up to 340,000 shares remained available for issuance in the future under this plan.

Index

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2016	80,000	$3.31
Shares granted with restrictions	-	$-
Shares vested and restrictions removed	-	$-	$-
Restricted shares outstanding at March 31, 2017	80,000	$3.31

Unrecognized compensation expense for non-vested shares as of March 31, 2017
Expense to be recognized in future periods	$25,322
Weighted average number of months over which expense is expected to be recognized	1.2

9.	Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	Three months ended March 31,
	2017			2016
	Current	Deferred	Total	Current	Deferred	Total
Federal	$519	$(238)	$281	$172	$(7)	$165
State	51	(10)	41	21	(12)	9
Total	$570	$(248)	$322	$193	$(19)	$174

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

Index

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

Index

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

Index

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

GLOBALSCAPE, INC.

May 26, 2017	By:	/s/ James W. Albrecht, Jr.
Date		James W. Albrecht, Jr.
Chief Financial Officer