Form 10-K/A
period 2016-12-31
GLOBALSCAPE INC
filed 2018-06-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K /A Number 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-33601

GlobalSCAPE, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2785449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Lockhill-Selma, Suite 150
San Antonio, Texas	78249
(Address of Principal Executive Office)	(Zip Code)

(210) 308-8267
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE American LLC
(Title of Class)	(Name of exchange on which registered)

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
☐ Yes   ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every
Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☒ No

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

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders held on May 10, 2017, are incorporated by reference in Part III hereof.

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

“SaaS” or Software-as-a-Service uses hosted, cloud computing approaches in which the customer does not need to install the underlying software on its own computer systems to access the application.

 “SSL” or Secure Sockets Layer uses cryptography to encrypt data between the web server and the web browser.

Forward-Looking Statements

This Annual Report on Form 10-K/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Annual Report by using words such as “will”, “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report and other documents filed with the Securities and Exchange Commission.  Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Annual Report.

EXPLANATORY NOTE

GlobalSCAPE, Inc. (together with its wholly-owned subsidiary, “GlobalSCAPE”, the “Company” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10‑K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2016, originally filed March 27, 2017 (the “Original Filing”). This Amendment amends and restates (the “Restatement”) the following indicated parts of the Original Filing:

•	Part I, Item 1A: Risk Factors;

•	Part I, Item 3: Legal Proceedings;

•	Part II, Item 6: The selected financial data as of December 31, 2016 and 2015, and for the years then ended;

•	Part II, Item 7: Management’s discussion and analysis of our financial condition and results of operations as of December 31, 2016 and 2015, and for the years then ended;

•
Part II, Item 8: Our consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended;

•	Part II, Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure;

•	Part II, Item 9A: Controls and Procedures; and

•	Part IV, Item 15: Exhibits and Financial Statement Schedules.

The Restatement results from our determination subsequent to the filing date of the Original Filing that we incorrectly recognized revenue during the fiscal year ended December 31, 2016 in connection with the sales transactions described below as well as other transactions identified by the Audit Committee’s investigation and management’s analysis.

As a result of the Restatement, no reliance should be placed on financial information we have previously furnished or filed on Forms 10-K, 10-Q (including 10-Q/A) or 8-K, along with all related earnings press releases and similar communications issued by us, subsequent to November 10, 2016. Such items include, but are not limited to:

•	Form 8-K announcing our financial results for the fourth quarter of 2016 and for the fiscal year ended December 31, 2016, furnished on January 26, 2017.

•	Form 10-K for the fiscal year ended December 31, 2016, filed on March 27, 2017.

•	Form 8-K announcing our financial results for the first quarter of 2017, furnished on April 27, 2017.

•	Form 10-Q for the quarterly period ended March 31, 2017, filed on May 12, 2017, as amended by Amendment No. 1 on Form 10-Q/A, filed on May 26, 2017.

In the event there are discrepancies between this Amendment and previous reports, press releases and similar communications, the information in this Amendment shall control.

Background of the Restatement

On August 7, 2017, we announced that the Audit Committee (the “Audit Committee”) of our Board of Directors, assisted by outside legal counsel and independent forensic accountants, had been conducting an investigation into certain transactions in the fourth quarter of 2016. We publicly disclosed updates regarding the investigation on November 15, 2017 and March 16, 2018. That investigation, which is now complete, identified  transactions which were recorded inconsistently with the Company’s stated revenue recognition policies and criteria as described in our discussion of our significant accounting policies in Note 2 to our consolidated financial statements in Part II, Item 8 below.

On August 7, 2017, we filed a Current Report on Form 8-K (the “August 8-K”) announcing that:

•
The Audit Committee had been conducting an investigation into certain transactions in the fourth quarter of 2016 involving improper arrangements with customers that circumvented the Company’s internal controls and their potential effect on previously reported revenue.

•
Based on the results of the investigation as of August 7, 2017, the improper arrangements with customers that circumvented the Company’s internal controls had the effect of overstating the reported amounts of accounts receivable at December 31, 2016, and license revenue for the three months ended December 31, 2016, and for the year ended December 31, 2016, by approximately $403,000 and $396,000, respectively.

•
As a result of issues identified through August 1, 2017 in the investigation, the Audit Committee, in consultation with management, concluded that previously issued financial statements, covering one or more years or interim periods for which GlobalSCAPE is required to provide financial statements under Regulation S-X should no longer be relied upon because of an error in such financial statements as addressed in FASB ASC Topic 250, Accounting Changes and Error Corrections.  We stated that the financial statements that should no longer be relied upon were (i) the Company’s consolidated financial statements for the quarter ended March 31, 2017 included in the Company’s Quarterly Report on Form 10-Q as amended by Amendment No. 1 on Form 10-Q/A and (ii) the Company’s consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K (including the interim periods within that year).

The preliminary findings of the Audit Committee’s investigation at the time of the filing of the August 8-K involved a total of four transactions, which occurred in December 2016. The first three related to invoices whereby all conditions necessary to recognize revenue from the sales at December 31, 2016 were not met. Specifically, as of December 31, 2016, and subsequent thereto, the amounts of these sales were not fixed or determinable and collection of all or any portion of these amounts could not be reasonably assured. Accordingly, these sales did not meet all of the necessary criteria for revenue recognition during the three months ended December 31, 2016. In addition, in December 2016, we issued one invoice to a customer whereby certain of our operating personnel had been informed by the customer that its employee who placed the order was not authorized to do so and that the customer was not committing to complete the purchase in the absence of an approved authorization. As a result, as of December 31, 2016, and subsequent thereto, the collection of all or any portion of this sale amount could not be reasonably assured. Accordingly, this sale also did not meet all of the necessary criteria for it to be recognized as revenue during the three months ended December 31, 2016.

As a result of these four transactions (the “Initial Transactions”) which were reported in the August 8-K, our consolidated financial statements in the Original Filing were misstated as follows:

•	Revenue for fiscal 2016 and for the three months ended December 31, 2016 was overstated by $396,000;
•	Accounts receivable as of December 31, 2016 were overstated by $403,000;
•
Sales commissions and royalties expenses for fiscal 2016 and for the three months ended December 31, 2016, and the liabilities associated with those expenses as of December 31, 2016, were overstated by $42,000 and $26,000, respectively; and

•	Income tax expense for fiscal 2016, and for the three months ended December 31, 2016, and federal income tax receivable as of December 31, 2016, were overstated by $111,000.

Additional Findings Related to Revenue Recognition

Subsequent to the filing of the August 8-K, the Audit Committee and management identified additional transactions which occurred during 2016 in which revenue was recorded inconsistently with the Company’s stated revenue recognition policies and criteria, including:

•	Transactions in which license activation keys did not appear to have been delivered to the customer in the period in which the sale was recorded;

•	Transactions appearing to contain side deal terms negotiated with customers but not reflected in the underlying sales documentation;

•	Transactions in which a sale was recorded although the customer had not yet responded to the Company’s request to provide a commitment to purchase;

•
Transactions in which a sale was made to a reseller whereby collection was not reasonably assured due to payment or other nonstandard terms not consistent with the Company’s revenue recognition policy;

•	Transactions in which there was either no purchase order or a purchase order dated after the date of the end of the period for which revenue had been previously recognized; and

•	One transaction which included incorrect vendor specific objective evidence allocation.

As a result of these additional transactions identified by the Audit Committee and management, in addition to the effects on our consolidated financial statements from the Initial Transactions, our consolidated financial statements in the Original Filing were misstated as follows:

•	Revenue for fiscal 2016 and for the three months ended December 31, 2016 was overstated by $345,000;
•	Accounts receivable as of December 31, 2016 were overstated by $273,000;
•
Sales commissions and royalties expenses for fiscal 2016 and for the three months ended December 31, 2016, and the liabilities associated with those expenses as of December 31, 2016, were overstated by $25,000 and $17,000, respectively; and

•	Income tax expense for fiscal 2016, and for the three months ended December 31, 2016, and federal income tax receivable as of December 31, 2016, were overstated by $114,000.

In addition to the items above, management has also adjusted our consolidated financial statements as of and for the years ended December 31, 2016 and 2015 to account for immaterial misstatements identified in those consolidated financial statements included in the Original Filing. These additional adjustments resulted in an overall decrease in expense before tax of $32,000 in 2016. In addition, the following adjustments were made to our consolidated financial statements as of and for the year ended December 31, 2015 from the amounts included in the Original Filing:

•	General and Administrative expense before tax was understated by $2,000;
•	Accounts receivable as of December 31, 2015 was understated by $63,000;
•	Additional paid-in capital as of December 31, 2015 was understated by $65,000; and
•	Retained earnings as of December 31, 2015 was overstated by $2,000.

These changes in our consolidated financial statements as of and for the year ended December 31, 2015 are in addition to the changes previously disclosed in the Original Filing as a result of changes in accounting methods and in the classification and presentation of our business activities in our consolidated financial statements.  See Note 2 to our consolidated financial statements included in this 10-K/A in Part II, Item 8.

Internal Control Deficiencies and Remedial Actions

As further discussed in Part II, Item 9A of this Form 10-K/A under the caption “Controls and Procedures,” during the course of its investigation, the Audit Committee determined that internal control deficiencies existed with respect to our revenue recognition process. The Audit Committee concluded that these internal control deficiencies constituted material weaknesses in our internal control over financial reporting. As a result, we have concluded that:

•	Our disclosure controls and procedures were not effective as of December 31, 2016; and

•
Our internal control over financial reporting was not effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles, or GAAP, as of December 31, 2016.

We analyzed the impact of the misstatements from the identified material weaknesses and concluded that it did not have a material impact on our financial information in our Quarterly Reports on Form 10-Q filed for each of the first three quarters of 2016 and 2015. Notwithstanding the material weaknesses in our internal control over financial reporting, we have concluded that the consolidated financial statements and other financial information included in our Quarterly Reports on Form 10-Q filed for each of the first three quarters of 2016 and 2015, fairly present in all material respects our financial condition, results of operations and cash flows as of, and for, the periods presented.

The foregoing has been approved by our management, including our Chief Executive Officer and Interim Chief Financial Officer, who have been involved with the reassessment and analysis of our internal controls over financial reporting.

As a result of its investigation, the Audit Committee has made recommendations to the Board of Directors and management as to the manner in which it believes our disclosure controls and procedures and our internal controls over financial reporting should be improved. The Board of Directors has approved these recommendations and instructed management to implement them. These recommendations include:

•
Clearly defining and communicating the management-approved, standard terms and conditions that may be offered to customers during the sales process and requiring appropriate management approval of requested deviations from these standard terms and conditions before a sale is consummated with a customer and a sales invoice is created.

•
Creating and implementing a policy clearly stating that all terms and conditions of agreements with customers are to be recorded in writing, communicated to finance and accounting personnel, and recorded in our permanent records prior to the creation of a sales invoice.

•
Conducting periodic training sessions and briefings with personnel to communicate our policies and procedures regarding the standard terms and conditions that we offer to customers and how we document and communicate approved deviations from those standard terms and conditions.

•
Enhancing the breadth and depth of the review by finance and accounting personnel of sales invoices and underlying supporting documentation to ensure that unusual items are identified and considered when determining the appropriate revenue recognition.

•
Establishing a total invoice dollar amount threshold over which finance and accounting personnel must examine all actual invoices and supporting documentation to confirm the purchase by the customer and to confirm that all the appropriate revenue recognition criteria have been met prior to recognition.

•
Publishing guidelines that personnel can reference which set forth the requirements to be met for revenue to be recognized from a sale transaction and conducting periodic meetings with personnel to educate and remind them of these guidelines.

Management has provided the Audit Committee with a formal remediation plan based on the foregoing that the Audit Committee has approved and management is currently implementing.

Change in Independent Registered Public Accounting Firm

As further described in more detail in Part II, Item 9 of this Form 10-K/A under the caption “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure,” our consolidated financial statements as of and for the year ended December 31, 2015 (the “2015 Financial Statements”) had been audited by Padgett, Stratemann & Co., L.L.P. (“Padgett”) and our consolidated financial statements as of and for the year ended December 31, 2016 (the “2016 Financial Statements”) had been audited by RSM US LLP (“RSM”). In connection with the Restatement, we had engaged RSM to audit the 2016 Financial Statements. On November 21, 2017, RSM delivered a withdrawal letter to the Chairman of the Audit Committee.  In its withdrawal letter, RSM stated that as of November 21, 2017, it had not completed the audit procedures necessary to reissue its report on the 2016 Financial Statements. On December 1, 2017, the Chairman of the Audit Committee received a letter from Padgett that stated that Padgett had concluded that it cannot rely on management’s representations that would be necessary for Padgett to complete the audit procedures necessary to issue consents to the inclusion of its audit report on the 2015 Financial Statements.

As a result of the withdrawal of RSM and the notification from Padgett that it could not issue consents to the inclusion of its audit report on the 2015 Financial Statements, on December 13, 2017, the Audit Committee expanded the initial appointment of Weaver and Tidwell, L.L.P. (“Weaver”) as the Company’s independent registered public accounting firm with respect to the audit of the Company’s financial statements as of and for the year ended December 31, 2017 to also include serving as the Company’s independent registered public accounting firm with respect to the audit of the 2015 Financial Statements and the 2016 Financial Statements. This Form 10-K/A includes the audit report of Weaver with respect to the 2015 Financial Statements and the 2016 Financial Statements.

See Note 15 to our Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K/A for the impact of all of the adjustments to our consolidated financial statements in our Original Filing to correct those consolidated financial statements for the effects of the misstatements described above.

For convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the Restatement. Other than with respect to matters related to the Restatement and related matters (including legal proceedings, government investigations and subsequent events), the Company’s late filings with the United States Securities and Exchange Commission (the “SEC”) and the consequences therefrom and to correct other immaterial errors, we have not modified or updated disclosures presented in the Original Filing. Accordingly, this Form 10-K/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing on March 27, 2017. References to the annual report on Form 10-K herein shall refer to the annual report on Form 10-K originally filed on March 27, 2017.

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

We earn most of our revenue from the sale of EFT and products that are part of our EFT platform. We earn revenue from the sale of perpetual software licenses, providing products under software-as-a-service, or SaaS, subscriptions, providing maintenance and support services, or M&S, and offering professional services for product configuration and integration.

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

For a more comprehensive discussion of the products we sell and the services we offer, see Software Products and Services below.

We have won multiple awards for performance and reputation, including:

•	In 2016 and 2017:
-	Recognized for three Info Security Products Guide 2017 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
▪	Innovation in Compliance (Gold Winner) – Enhanced File Transfer
▪	Cloud/SaaS Solutions (Gold Winner) – EFT Cloud Services
▪	BYOD Security (Bronze Winner) – EFT Workspaces
-	Recognized as a 2016 Top Workplace by San Antonio Express-News, marking GlobalSCAPE’s sixth recognition as a Top Workplace in San Antonio.
-	Selected for CRN’s 2016 Cloud Computing Partner Program Guide.
-	Certified as a great workplace by the independent analysts at Great Place to Work.
-	Recognized for product excellence by the 2016 Golden Bridge Awards in several categories, including:
▪	EFT – Gold Winner in Access Compliance and Risk Management
▪	EFT Cloud Services – Gold Winner in Managed File Transfer
-	Recognized for distinguished product achievements by Network Products Guide’s 2016 IT World Awards in several categories, including:
▪	The Workspaces module, a part of EFT – Gold Winner in BYOD Security
▪	EFT – Bronze Winner in Compliance
▪	Mail Express – Bronze Winner in Email Security and Management
-	Named by Computerworld as one of the best companies to work for in IT for the third consecutive year with a ranking of #3 in the small company category.
-	Recognized by the San Antonio Business Journal as a 2016 Best Place to Work, making this the fifth time GlobalSCAPE has received this honor.
-	Honored as the HR Employer of the Year and Excellence in Engagement Strategy in North America by the HRO Today Services and Technology Association.
-	Received a 5-Star rating in The Channel Company’s CRN 2016 Partner Program Guide for the second year in a row.

-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the sixth year in a row with a ranking of #16 in the medium size category.
-	Received Info Security Products Guide 2016 Global Excellence Awards for distinguished achievements in product innovation that included:
▪	EFT Workspaces – Gold Winner in BYOD Security.
▪	Enhanced File Transfer – Silver Winner in Compliance.
▪	EFT Cloud Services – Bronze Winner in Cloud Security.
▪	Mail Express – Bronze Winner in Email Security and Management.
-	Named as Leader in Secure Information Exchange Services 2016 – Texas by the Corp America 2016 Small Cap Awards.

•	In 2015:
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

We intend to sustain a high level of execution of our demand generation activities through our marketing group to provide a continuing flow of sales leads to our direct sales personnel and our channel sales partners.  We maintain lead generation programs that helped us to achieve the record revenues in 2016. During 2017, our sales and marketing efforts will continue to focus on enabling our channel partners and engaging their customers and prospects. We will continue to enhance our partner program to reward our partners who participate in our sales and technical certifications and drive new opportunities for us.  We believe that our marketing, sales and channel demand generation programs will continue to be a primary growth driver for GlobalSCAPE in 2017 and beyond.

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

•	Cloud-based, hosted SaaS solutions that we sell on an ongoing subscription basis resulting in our earning a recurring, monthly subscription fee to access the service.
•	M&S.
•	Professional services for product installation, integration and training.

We also sell products that can be synergistic to our MFT products. These products have capabilities that:

•	Support information sharing and exchange capabilities using traditional email systems.
•	Enable enterprise file synchronization and sharing.
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

Professional Services

We offer a range of professional services to complement our on-premises and SaaS solutions. These professional services include product configuration and system integration, solution “quickstart” implementations, business process and workflow, policy development, education and training, and solution health checks. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary, to support certain solution implementations and integrations.

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

As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of orders from our customers and generated a substantial portion of revenue during the last few weeks of each quarter. If a delay in an expected order for our products occurs near the end of a quarter that could result in revenue we expected to earn in that period to be delayed until a subsequent quarter.

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

Our R&D expenditures profile has been as follows ($ in thousands):

	Year ending December 31,
	2016	2015
R&D expenditures capitalized	$1,538	$1,967
R&D expenditures expensed	2,571	2,571
Total R&D expenditures	$4,109	$4,538

Total resources expended for R&D set forth above as total R&D expenditures serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense (set forth above as R&D expenditures expensed) and capitalized software development costs (set forth above as R&D expenditures capitalized) individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measurement not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measurement. As a result, this non-GAAP measurement of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development costs individually.

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

The software industry has limited barriers to entry. The availability of computing power with continually expanding performance at progressively lower prices contributes to the ease of market entry. The software market is characterized by vigorous competition in each of the vertical markets in which we compete both from existing competitors and by entry of new competitors with innovative technologies. Competition is increasingly enhanced by consolidation of companies with complementary products and technologies and the possibility that competitors in one vertical segment may enter other vertical segments that we serve. In addition, some of our competitors in certain markets have greater financial, technical, sales, marketing and other resources than we do. Because of these and other factors, competitive conditions in these industries are likely to continue to intensify in the future. Increased competition could result in price reductions, reduced net revenue and profit margins and loss of market share, any of which could harm our business. See “Risk Factors – Risks Related to Our Operations” for further discussion of risks regarding competition.

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

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our products, which are licensed by the thousands and sold world-wide, is difficult.  While we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem.  In selling our products, we rely primarily on click-wrap licenses which are not signed in writing by licensees and may be unenforceable under the laws of certain jurisdictions.  The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.  Companies in the software industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking damages resulting from such infringement or indicating that we may be required to obtain a license or royalty from such third parties.  For more discussion on the risks associated with our intellectual property, you should read the information under “Risk Factors,” especially “Risks Related to Intellectual Property.”

Employees

Our number of employees is as follows:

	March 1,
Department	2017	2016
Sales and Marketing	47	46
Engineering	33	25
Professional Services	14	14
Customer Support	20	22
Management and Administration	19	19
Total	133	126

None of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including GlobalSCAPE) file electronically with the SEC. The SEC’s web site is www.sec.gov.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments filed with the Securities and Exchange Commission are available free of charge on our web site at www.globalscape.com in the Investor Relations section as soon as practicable after such reports are filed.  Information on our website is not incorporated by reference into this Form 10-K and should not be considered part of this report or any other filing that we make with the SEC.

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

Revenue from maintenance and support services, or M&S, we provide our customers comprised 57% and 54% of our total revenue in 2016 and 2015, respectively. We earn M&S revenue from new M&S contracts, typically sold with new software licenses, and from renewals of such contracts. Any reduction in the number of new software licenses that we sell, or a reduction in sales of associated initial M&S contracts, therefore may have a long-term negative impact on our future M&S revenue, even if our customers continue to renew M&S contracts at historical rates. This situation, in turn, would impact our business and harm our financial results.

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

For 2016 and 2015, approximately 37% and 34%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers. We expect that a significant portion of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products through those channels depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction, and have experienced difficulties during the past several years. If our distributors and resellers were not be able to sustain their business at a level necessary to sell our products or provide customer support services, our business and revenue could be negatively impacted.

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

For software sales with multiple components (typically a sale involving both a license to software that will be delivered immediately and M&S or professional services that will be delivered over an extended period of time), GAAP requires that vendor specific objective evidence (“VSOE”) of fair value be established for at least all but one of the components of that sale before the software license revenue can be recognized in full at the time of delivery to the customer. If VSOE of fair value cannot be established, recognition of the software license revenue must be deferred and recognized ratably in the future over an extended number of accounting periods, the length of which would typically be the time period covered by the related M&S or professional services contract. We currently have established VSOE of selling price in a manner that supports our recognizing software license revenue in full at the time we deliver the software to our customers for substantially all of our products.

Situations can arise where a change in product pricing that improves our cash flow and financial position has an unintended consequence of our not being able to establish VSOE of fair value where it existed before.  If that set of circumstances were to occur, we could be required by GAAP to defer recognition of software license revenue to future periods. That requirement could cause us to experience an immediate decline in software license revenue recognized in our financial statements in the period in which the licensed software was delivered to our customer even though the timing and amount of cash flow from the transaction would be the same as if we had established VSOE of fair value.  If this collection of events were to occur, it could have a material, adverse effect on our revenue, results of operations and financial condition we present in our financial statements.

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

We conduct significant sales and customer support in countries outside of the United States.  Approximately 23% and 24% of our sales were to purchasers outside the United States in 2016 and 2015, respectively.  If our sales outside the United States increase, we may be required to further expand our international operations.  To successfully expand international sales, we must establish additional foreign operations, hire additional personnel and recruit additional international resellers.  We may also incur additional expense translating our applications into additional languages. In addition, there is significant competition for entry into high growth markets.  Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations.  These risks include:

•	Compliance with foreign regulatory and market requirements.

•	Variability of foreign economic, political and labor conditions.

•	Changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws.

•	Longer accounts receivable payment cycles.

•	Potentially adverse tax consequences.

•	Difficulties in protecting intellectual property.

•	Burdens of complying with a wide variety of foreign laws.

•	Difficulty transferring funds to the U.S. in a tax efficient manner from non-U.S. jurisdictions in which the cash flow originates.

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

Failure to maintain proper and effective internal controls has affected, and could in the future affect, our ability to produce accurate financial statements which has resulted, and could in the future result, in the restatement of our financial statements, and such failure to maintain proper and effective internal controls could adversely affect our operating results, our ability to operate our business, and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

As we have experienced, failure to establish and maintain appropriate internal financial reporting controls and procedures could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information, and have a negative effect on the market price for shares of our common stock.

There are inherent limitations in all control systems, and misstatements due to error or fraud have occurred and may occur again in the future and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls and disclosure controls, even once remediated, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur again in the future and not be detected.

In addition, discovery and disclosure of a material weakness, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital.

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

Our stock price is and may continue to be, volatile.

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

Risks Related to the Investigation and the Restatement

Matters relating to or arising from our Audit Committee investigation, including regulatory proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed in our public filings and in this Form 10-K/A, the Audit Committee has recently completed the investigation relating to revenue recognition. We are also the subject of an investigation by the SEC related to these matters.

We have incurred significant expenses related to legal, accounting, and other professional services in connection with the Audit Committee investigation and related matters and related remediation efforts. The expenses incurred, and expected to be incurred, in connection with the Audit Committee and SEC investigations, the impact of our delay in 2017 and to date in 2018 in meeting our periodic reporting requirements on the confidence of investors, employees and customers, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations or cash flows.

As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, we have incurred significant legal expenses in connection with a securities class action that has been filed against us and certain of our directors and officers. Any future investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We have restated our consolidated financial statements, which may lead to additional risks and uncertainties.

As discussed in Note 15 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Form 10-K/A, we have restated our consolidated financial statements as of and for the years ended December 31, 2016 and 2015. The determination to restate these financial statements was made by our Audit Committee upon management’s recommendation. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated accounting and legal fees in connection with or related to the Restatement. Likewise, such events might cause a diversion of our management’s time and attention.

We are also subject to claims, investigations and proceedings arising out of the Restatement. For additional information regarding this litigation, see Part I, Item 3, “Legal Proceedings”, of this Form 10-K/A.

The restatement of our previously issued financial results has resulted in private litigation and could result in private litigation judgments that could have a material adverse impact on our results of operations and financial condition.

We are subject to shareholder litigation relating to the restatement of our previously filed financial statements and to certain of our previous public disclosures.  For additional discussion of this litigation, see Part I, Item 3, “Legal Proceedings”, of this Form 10-K/A. Our management has been, and may in the future be, required to devote significant time and attention to this litigation, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant expense defending this litigation and expect to continue to need to incur significant expense in the defense.

The existence of the litigation may have an adverse effect on our reputation with our customers, which could have an adverse effect on our results of operations and financial condition.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our consolidated financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As disclosed in Part II, Item 9A, management has identified material weaknesses in our internal control over financial reporting.

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting, our management identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2016.

We had material weaknesses in our control environment and monitoring:

•
We did not implement effective oversight of our finance and accounting processes (including organizational structure and reporting hierarchy), which impacted our ability to make appropriate decisions regarding revenue recognition.

•
We did not effectively design and implement appropriate oversight controls over our period-end financial closing and reporting processes, and our review controls were not sufficient to ensure that errors regarding revenue recognition would be detected.

•	We did not effectively monitor (review, evaluate and assess) the risks associated with key internal control activities that provide the revenue information contained in our financial statements.

We had material weaknesses related to internal control monitoring and activities to support the financial reporting process:

•	We did not maintain effective controls over the invoicing process to ensure that proper supporting documentation was received prior to preparing invoices.

•	We did not maintain effective controls over the revenue recognition process to ensure revenue was only recognized when all four criteria of our revenue recognition policy were met.

Because of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013).

As disclosed in Part II, Item 9A, we have developed and are in the process of implementing remediation plans designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could lead to substantial additional costs for accounting and legal fees.

Any additional revisions or restatements of our consolidated financial statements may lead to a further loss of investor confidence and have a negative impact on the trading prices of our securities. Any of these matters could adversely affect our business, reputation, revenues, results of operations and financial condition and limit our ability to access the capital markets through equity or debt issuances.

We face risks related to an ongoing Securities and Exchange Commission investigation.

On January 11, 2018, we received a subpoena from the SEC which has since opened a formal investigation relating to, among other things, the Restatement (the “SEC Investigation”). See Part I, Item 3, “Legal Proceedings” of this Form 10-K/A for a discussion of the SEC Investigation. We are cooperating fully with the SEC Investigation. At this point, we are unable to predict what the outcome of the SEC Investigation may be or what, if any, consequences the SEC Investigation may have with respect to the Company or any current or former Company personnel. However, the SEC Investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil and/or criminal penalties and/or other amounts and we could become subject to a cease and desist order and/or other remedies or conditions imposed as part of any resolution. We can provide no assurances as to the outcome of the SEC Investigation.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our certificate of incorporation and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to current and future investigations and litigation, including the matters discussed in Part I, Item 3, “Legal Proceedings” of this Form 10-K/A. In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors and officers and expect to continue to do so while these matters are pending. Certain of these obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.

In addition, we have incurred significant expenses in connection with the Audit Committee’s independent investigation, the pending SEC Investigation, and shareholder litigation. We cannot provide any assurances that past or future claims related to those or other matters, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also may seek to deny or limit coverage in some or all of these matters. Furthermore, the insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. Accordingly, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition, results of operations or cash flows.

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

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017, on August 9, 2017, a securities class action complaint, Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cv-00753, was filed against the Company in the United States District Court for the Western District of Texas. The complaint names as defendants the Company, Matthew Goulet, and James Albrecht for allegedly making materially false and misleading statements regarding, inter alia, the Company’s previously reported financial statements. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs, attorneys’ fees, and equitable relief. On November 6, 2017, the Court appointed a lead plaintiff, who has agreed to file an amended complaint following the completion of the Restatement. Management intends to vigorously defend against this action. At this time, the Company cannot predict how the courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the resulting damages could have a material adverse effect on its financial position, liquidity, or results of operations.

On October 20, 2017, the Company received a demand letter from a stockholder seeking the inspection of books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law (the “Section 220 Demand”). This stockholder’s stated purpose for the demand is, inter alia, to investigate whether the Company’s Board of Directors and officers engaged in an illegal scheme to misrepresent the Company’s performance by falsely reporting accounts receivable, license revenue, total current assets and total assets, total stockholders’ equity, and total liabilities for the year ended December 31, 2016, as well as the Board’s independence to consider a stockholder derivative demand. The Company intends to fully respond to the Section 220 Demand to the extent required under Delaware law.

The Board has established a special litigation committee (“Special Litigation Committee”) consisting of Dr. Thomas Hicks and Frank Morgan to analyze and investigate claims that could potentially be asserted in stockholder derivative litigation related to facts connected to the claims and allegations asserted in the litigation related to the Restatement and the Section 220 Demand (the “Potential Derivative Litigation”). The Special Litigation Committee will determine what actions are appropriate and in the best interests of the Company, and decide whether it is in the best interests of the Company to pursue, dismiss, or consensually resolve any claims that may be asserted in the Potential Derivative Litigation. The Board determined that each member of the Special Litigation Committee is disinterested and independent with respect to the Potential Derivative Litigation. Among other things, the Special Litigation Committee has the power to retain counsel and advisors, as appropriate, to assist it in the investigation, to gather and review relevant documents relating to the claims, to interview persons who may have knowledge of the relevant information, to prepare a report setting forth its conclusions and recommended course of action with respect to the Potential Derivative Litigation, and to take any actions, including, without limitation, directing the filing and prosecution of litigation on behalf of the Company, as the Special Litigation Committee in its sole discretion deems to be in the best interests of the Company in connection with the Potential Derivative Litigation. The Special Litigation Committee’s findings and determinations shall be final and not subject to review by the Board and in all respects shall be binding upon the Company.

As disclosed in a Current Report on Form 8-K filed on March 16, 2018, the Fort Worth, Texas Regional Office of the SEC has opened a formal investigation of issues relating to the Restatement, with which the Company is cooperating fully.  At this time, the Company is unable to predict the duration, scope, result or related costs associated with the SEC’s investigation.  The Company is also unable to predict what, if any, action may be taken by the SEC, or what penalties or remedial actions the SEC may seek.  Any determination by the SEC that the Company’s activities were not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses, which could have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

On May 31, 2018, the Company was served with a subpoena issued by a grand jury sitting in the United States District Court for the Western District of Texas (the “Grand Jury Subpoena”). The Grand Jury Subpoena requests all documents and emails relating to the Company’s investigation of the potential improper recognition of software license revenue.  The Company intends to fully cooperate with the Grand Jury Subpoena and related investigation being conducted by the United States Attorney’s Office for the Western District of Texas (the “U.S. Attorney’s Investigation”).  At this time, the Company is unable to predict the duration, scope, result or related costs of the U.S. Attorney’s Investigation.  The Company is also unable to predict what, if any, further action may be taken in connection with the Grand Jury Subpoena and the U.S. Attorney’s Investigation, or what, if any, penalties, sanctions or remedial actions may be sought.  Any determination by the U.S. Attorney’s office that the Company’s activities were not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses, which could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.
Item 4.   Mine Safety Disclosures

Not Applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NYSE MKT Exchange under the symbol “GSB”. The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years.

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

We paid quarterly dividends of $.015 per share on March 8, 2016, June 8, 2016, September 8, 2016 and December 8, 2016 to stockholders of record as of the close of business on February 23, 2016, May 23, 2016, August 23, 2016 and November 23, 2016, respectively. The timing and amount of dividends to be paid, if any, in subsequent quarters will be determined on future dates by the Board of Directors.

Item 6.   Selected Financial Data

The following selected financial data is derived from the Consolidated Financial Statements included in this and previous annual reports. This data is qualified in its entirety by and should be read in conjunction with the more detailed Financial Statements and related notes included in this annual report and with Item 8, “Financial Statements and Supplementary Data”. Historical results may not be indicative of future results.

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

As discussed in Note 2 to our Consolidated Financial Statements included in this annual report, in preparing our consolidated financial statements as of December 31, 2016, and for the year then ended, we changed accounting methods and/or made reclassifications and revisions in the following areas:

•	Method of Amortization of Deferred Revenue Related to M&S Agreements
•	Method of Recording M&S Billings
•	Reclassification of Sales Engineer Expenses
•	Reclassification of Reserve for Uncertain Tax Position

The financial information presented below as of December 31, 2015, and for the year then ended, has been restated from previously reported amounts to reflect the effects of the items listed above as well as the restatement discussed in Note 15 to our Consolidated Financial Statements. See the tables in Note 15 to our Consolidated Financial Statements for the impact of the effects of these items.

The amounts presented for years prior to 2015 have not been revised as the effect of these items is not material to previously reported amounts for those years.

Statement of Operations Data:
($ in thousands except per share amounts)
	Year Ended December 31,
	2016	2015	2014	2013	2012

Total revenues	$32,595	$30,735	$26,770	$24,339	$23,372
Income (loss) from operations	$5,227	$6,309	$4,615	$3,901	$(1,394)
Net income (loss)	$3,585	$4,526	$3,026	$3,840	$(1,800)

Net income (loss) per common share - basic	$0.17	$0.22	$0.15	$0.21	$(0.10)
Net income (loss) per common share - diluted	$0.17	$0.21	$0.15	$0.20	$(0.10)

Cash dividends declared per share	$0.060	$0.045	$0.050	$0.050	$0.070

Balance Sheet Data:
($ in thousands)
	2016	2015	2014	2013	2012

Total assets	$49,745	$44,325	$38,387	$33,092	$33,588
Long term debt, less current portion	$-	$-	$-	$2,989	$4,389

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2016 and 2015, and related notes included elsewhere in this document.
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

We earn most of our revenue from the sale of EFT and products that are part of our EFT platform. We earn revenue from the sale of perpetual software licenses, providing products under software-as-a-service, or SaaS, subscriptions, providing maintenance and support services, or M&S, and offering professional services for product configuration and integration.

We also sell other products that are synergistic to EFT including Mail Express, WAFS, and CuteFTP. Collectively, these products constitute less than 10% of our total revenue.

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, marketing and sales will focus on our EFT platform products. We believe our products and business capabilities are well-positioned to compete effectively in the market for MFT products.  For a more comprehensive discussion of the products we sell and the services we offer, see “Business - Software Products and Services” above.

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

In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

•	Increasing sales staff capacity as needed to address our markets.
•	Aligning our sales group to enhance its industry and geographic focus.
•	Implementing new sales and marketing campaigns.
•	Using third-party digital marketing experts with search engine optimization expertise to enhance our efforts in this area.
•	Evolving our lead generation programs to increase our sales staff’s exposure to potential purchasers.
•	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

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

See Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015 for a discussion of trends in our revenue growth that we monitor using this metric.

In the past, we reported bookings and potential future revenue as key business metrics. With the refinement of our revenue growth key business metric discussed above, we no longer rely on bookings or potential future revenue as key business metrics since we have determined that our revenue growth metric is the primary metric upon which we rely to measure the success of sales and marketing programs and our outlook for revenue in the future.

Adjusted EBITDA (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) to provide us a view of income and expenses that is supplemental and secondary to our primary assessment of net income as presented in our consolidated statement of operations and comprehensive income. We use Adjusted EBITDA to provide another perspective for measuring profitability from our core operating activities that does not include the effects of the following items:

•	Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and share-based compensation);
•	The cost of financing our business;
•	The effects of income taxes.

We monitor the components of EBITDA to assess our actual performance relative to our plans, budgets and expectations and use the results of that assessment to adjust our future activities to the extent we deem necessary.

Adjusted EBITDA is not a measure of financial performance under GAAP. It should not be considered as a substitute for net income presented on our consolidated statement of operations and comprehensive income. Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or without a simultaneous reading and consideration of our consolidated financial statements prepared in accordance with GAAP.

We compute Adjusted EBITDA as follows ($ in thousands):
	Year Ended
	December 31
	2016	2015
Net Income	$3,585	$4,526
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	1,801	1,861
Interest (income) expense, net	(159)	(78)
Depreciation and amortization:
Total depreciation and amortization	2,045	1,553
Amortization of capitalized software development costs	(1,777)	(1,283)
Stock-based compensation expense	1,014	711
Adjusted EBITDA	$6,509	$7,290

See Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015 for discussion of the variances between periods in the components comprising Adjusted EBITDA.

Solution Perspective and Trends

Our discussion of the business trends of our products is based on the following profile of our revenue components ($ in thousands):

	2016		2015
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$11,243	34.5%	$12,023	39.1%
M&S	18,668	57.3%	16,489	53.7%
Professional Services	2,684	8.2%	2,223	7.2%
Total Revenue	$32,595	100.0%	$30,735	100.0%

Revenue by Product Line
License
EFT Platform	$10,237	91.1%	$10,459	87.0%
Other	1,006	8.9%	1,564	13.0%
	11,243	100.0%	12,023	100.0%
M&S
EFT Platform	17,432	93.4%	15,006	91.0%
Other	1,236	6.6%	1,483	9.0%
	18,668	100.0%	16,489	100.0%

Professional Services (all EFT Platform)	2,684	100.0%	2,223	100.0%

Total Revenue
EFT Platform	30,353	93.1%	27,688	90.1%
Other	2,242	6.9%	3,047	9.9%
	$32,595	100.0%	$30,735	100.0%

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

•
M&S revenue under contracts to provide ongoing product support and software updates to our customers who have purchased licensed software which we recognize ratably over the contractual period, which is typically one year but can be up to three years.

•
Professional services revenue from a variety of configuration, implementation, and integration services, as well as delivery of education and training associated with our solutions, which we recognize as the services are completed.

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

Our total revenue increased 6.1% in 2016 and 14.8% in 2015. For a more complete discussion of these revenue trends, see Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015.

Liquidity and Capital Resources

Our cash and working capital positions were as follows (in thousands):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$8,895	$15,885
Short term investments	2,754	3,254
Long term investments	12,779	-
Total cash, cash equivalents, short and long term investments	$24,428	$19,139

Working capital	$2,572	$10,941
Deferred revenue, current portion	13,655	12,460
Working capital plus current deferred revenue (non-GAAP presentation)	$16,227	$23,401

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Year Ended December 31,
	2016	2015
Operating activities	$7,065	$7,020
Investing activities	$(13,880)	$(2,119)
Financing activities	$(175)	$(374)

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

•
Accounts payable increasing $91,000 in 2016 compared to decreasing $272,000 during 2015 primarily due to a higher use of third-party software developers in 2015 compared to 2016 for which extended payment terms were generally not available. The remainder of variations in accounts payable in 2016 compared to 2015 was due to normal variations in the timing of payments to our vendors.

•
Federal income tax receivable decreasing $229,000 in 2016 compared to increasing $233,000 in 2015 due primarily to the Internal Revenue Service completing its examination of certain of our federal income tax returns for certain prior years and refunding to us in 2016 taxes paid in prior years. The remainder of the change was due to our taxable income being lower for 2016 than for 2015 and normal variations in the timing of our tax payments.

Offset by:

•
Accounts receivable increasing $532,000 during 2016 compared to remaining relatively unchanged during 2015 as a result of there being an increased number of larger transactions in the fourth quarter of 2016 as compared to the fourth quarter of 2015 for which payment was not due until 2017.

•
Accrued expenses decreasing $290,000 in 2016 compared to increasing $303,000 in 2015 due primarily to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as part of our financial statements.

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

Offset by:

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

Our non-cancellable, contractual obligations at December 31, 2016 consisted of the following (in thousands):

	Amounts Due for the Period
	Fiscal Years
	2017	2018 - 2020	Thereafter	Total

Operating leases	$360	$480	$-	$840

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued the following Accounting Standard Updates (ASU) that we believe may be relevant to our business and to the preparation of our financial statements:

ASU 2017-04, Intangibles – Goodwill and Other (issued January 2017) - To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity was required to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is a SEC filer is required to adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We expect that the application of the provisions of this update will not have a material effect on our financial statements.

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

ASU 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes (issued November 2015) – This pronouncement requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying consolidated financial statements in the manner described in the Note 9 to our consolidated financial statements below.

ASU 2014-09, Revenue from Contracts with Customers (issued May 2014) - The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We will implement these new principles effective with consolidated financial statements we issue for the year ending December 31, 2018, and the quarterly periods during that year.

We have assessed the effect of ASU 2014-09 on the amount and timing of revenue we expect to recognize from our business activities in 2018 and later. We do not expect there to be material differences in the amount and timing of revenue we recognize from similar business activities in future periods determined by applying ASU 2014-09 as compared to revenue we would have otherwise recognized by applying GAAP as it existed prior to 2018.

We have determined that the application of ASU 2014-09 will have a material effect on the timing of our recording of expenses resulting from the incremental costs we incur to obtain a contract with a customer to deliver goods and services. These incremental costs consist primarily of sales commissions paid to our sales people and royalties on certain of our products paid to third parties. For years ended December 31, 2017, and earlier, we recorded the full amount of the sales commission and royalties paid on the full value of an M&S or SaaS contract as an expense on the inception date of the M&S contract. Under ASU 2014-09, we will account for such costs we incur in 2018 and later as follows:

•
If these costs are associated with products and services for which we recognize revenue at a point in time (primarily sales of perpetual software licenses and professional services), we will expense these costs in full at the time we recognize that revenue.

•
If these costs are associated with services for which we recognize revenue over time (primarily sales of M&S and SaaS subscriptions) for which we believe it is likely that the contract for those services will be renewed for additional terms in the future, provided we deem these costs to be recoverable, we will record these costs as deferred expense asset and amortize that cost to expense as follows:

o
For the portion of the cost that we determine benefits us primarily only over the term of the specific underlying contract currently in force (such as the term of an M&S contract), we will recognize expense ratably each month over that term.

o
For the portion of the cost that we determine benefits us over an overall customer relationship that is likely to span period of time that is longer than an initial contract term (for example, an M&S contract renewed for multiple terms in the future), we will recognize expense ratably monthly over the estimated life of the customer relationship.

Our application of ASU 2014-09 to incremental costs we incur to obtain a contract with a customer will result in us recording, as an asset as of January 1, 2018, a deferred expense of $1.2 million applicable to contracts with customers in effect as of that date. We previously reported this amount as an expense in our consolidated financial statements for periods ending on and before December 31, 2017. We estimate that we will amortize this amount to expense at the rate of approximately $186,000 per quarter beginning in 2018. The incremental costs we incur to obtain contracts with customers during 2018 and later years, and the amount of such costs we record as a deferred expense and amortize to expense in subsequent periods, will depend upon the nature and scope of our future business activities, the nature and mix of the products and services we sell, the compensation plans we have in place for our sales people, and the royalty arrangements we enter into with third parties.

Critical Accounting Policies

We follow accounting standards set by the Financial Accounting Standards Board. This board sets GAAP, which we follow in preparing consolidated financial statements that report our consolidated financial position, results of operations, and sources and uses of cash. We also follow the reporting regulations of the SEC.

The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our consolidated financial statements. It is possible the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

Principles of Consolidation

The accompanying consolidated financial statements of GlobalSCAPE, Inc. and its wholly-owned subsidiary (collectively referred to as “GlobalSCAPE”, the “Company” or “we”) are prepared in conformity with GAAP.  All intercompany accounts and transactions have been eliminated.

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

In preparing our consolidated financial statements as of December 31, 2016, we changed our method of accounting in the areas described below. We believe these new methods enhance our financial reporting. We believe these changes are not material to our financial statements taken as a whole and, as a result, believe it is not probable that the judgment of a reasonable person relying upon our previously issued financial statements would have been changed or influenced had these new methods been in place at the time those financial statements were first issued.  See Note 15 to our Consolidated Financial Statements presented in this Form 10-K/A for the impact of all of these changes on amounts previously reported in our consolidated financial statements as of December 31, 2015, and for the year then ended.

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

Reclassification of Reserve for Uncertain Tax Position

We maintain a reserve for uncertain tax positions. Previously, we classified that reserve as a current liability since it was not material to our consolidated financial statements taken as a whole. In assessing the materiality of this reserve as of December 31, 2016, we determined it appropriate to classify it as a component of other long term liabilities.

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

We earn the majority of our software license revenue from software products sold under perpetual software license agreements. At the time our customers purchase these products, they typically also purchase a product maintenance and support, or M&S, agreement. These transactions are multiple element software sales for which we assess the presence of VSOE of the fair value of the undelivered elements to determine the portion of these sales to recognize as revenue upon delivery of the software product and the portion of these sales to record as deferred revenue at the time the product is delivered. We amortize the deferred revenue component to revenue in future periods as we deliver the related future services to the customer. For transactions, if any, for which we cannot establish VSOE of the fair value of the undelivered elements, we initially record the entire transaction as deferred revenue and amortize that amount to revenue in future periods as we deliver the related future services to the customer.

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

Results of Operations

Comparison of Year Ended December 31, 2016 to Year Ended December 31, 2015

	2016	2015	$ Change
	($ in thousands)
Total revenues	$32,595	$30,735	$1,860
Cost of revenues	6,292	5,293	999
Gross profit	26,303	25,442	861
Operating expenses
Sales and marketing	11,558	10,431	1,127
General and administrative	6,947	6,131	816
Research and development	2,571	2,571	-
Total operating expenses	21,076	19,133	1,943
Income from operations	5,227	6,309	(1,082)
Other income (expense), net	159	78	81
Provision for income taxes	1,801	1,861	(60)
Net Income	$3,585	$4,526	$(941)

In the discussions below, we refer to the year ended December 31, 2016 as “2016” and the year ended December 31, 2015, as “2015”. The percentage changes cited in our discussions below are the change between 2016 and 2015.

The amounts presented for 2015 have been revised from previously reported amounts for the effects of the changes in accounting methods, reclassifications and revisions discussed above under Critical Accounting Policies and for the restatement, as discussed in Note 15 to our Consolidated Financial Statements included in this annual report.

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

The components of our revenues were as follows ($ in thousands):

	Revenue for the Year Ended December 31,
	2016		2015
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$11,243	34.5%	$12,023	39.1%
M&S	18,668	57.3%	16,489	53.7%
Professional Services (all EFT Plat)	2,684	8.2%	2,223	7.2%
Total Revenue	$32,595	100.0%	$30,735	100.0%

Revenue by Product Line
License
EFT Platform	$10,237	91.1%	$10,459	87.0%
Other	1,006	8.9%	1,564	13.0%
Total License Revenue	11,243	100.0%	12,023	100.0%

M&S
EFT Platform	17,432	93.4%	15,006	91.0%
Other	1,236	6.6%	1,483	9.0%
	18,668	100.0%	16,489	100.0%

Professional Services (all EFT Platform)	2,684	100.0%	2,223	100.0%

Total Revenue
EFT Platform	30,353	93.1%	27,688	90.1%
Other	2,242	6.9%	3,047	9.9%
	$32,595	100.0%	$30,735	100.0%

Our total revenue increased 6%. This increase consisted of growth in total revenue from our EFT platform products and services of $2.7 million, or 10%, offset by a decline in revenue from our other products of $805,000, or 26%. The increase in EFT Platform revenue and decrease in other product revenue was a result we expected in light of our announcement in mid-2016 that our future focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our other products consisting of Mail Express, WAFS, CuteFTP, and TappIn, we would de-emphasize those products in the future, not expend future significant product development and engineering resources to enhance those products, and not dedicate significant future sales and marketing activities to them. We intend to maintain our focus on our EFT platform for the foreseeable future such that we expect to see a continuing decline in revenue from our products other than those that are part of the EFT platform.

EFT Platform Products

License revenue from our EFT platform products decreased 2.1%.  This decrease was due to the cumulative effect of us expending resources in the past developing and promoting our other product lines in a manner that, over time, had diluted the focus on our EFT platform products.  We believe there are long-term revenue growth opportunities in the markets for our EFT platform products. Accordingly, during the second half of 2016, we concentrated on enhancing our product development and software engineering groups dedicated to our EFT platform products which allowed us to refine our process for identifying new product opportunities, to better focus our resources on products that would yield larger and more immediate revenue opportunities, and to optimize our project management and software engineering processes to reduce the time necessary to produce new or improved products. To improve our ability to successfully sell existing EFT platform products as well as new products produced by our software engineering team, we continued to make ongoing changes in sales and marketing personnel and activities including:

•	Increasing sales staffing and capabilities as needed to address our markets.
•	Aligning our sales group to enhance its industry and geographic focus.

•	Implementing new sales and marketing campaigns.
•	Evolving our lead generation programs to increase our sales staff’s exposure to potential purchasers.
•	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.
•	Introducing new products or new versions of products related to our EFT platform as described above under Business-Software Products and Services.
•
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

The 21% increase in professional services revenue was primarily due to an enhanced focus on managing our queue of professional services projects to be delivered which resulted in a reduction in our backlog of professional services related to earlier EFT platform license sales.

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

EFT platform license revenue as a percent of our total EFT platform revenue was 34% in 2016 compared to 38% in 2015. This decrease was due to the continuing accumulation of our recurring M&S revenue stream from prior license sales, the reduction of our backlog of professional services, and lower than expected license sales during the first half of 2016 which caused us to change our strategy to focus the substantial part of our resources on our EFT platform products.

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

Cost of revenue for software licenses as a percent of software license revenue was 27% in 2016 compared to 20% in 2015. This increase was primarily the result of our release of new software products and new versions of existing products during the second half of 2015 and the resulting commencement of amortization of the capitalized software development costs for those products. This additional amortization expense occurred only during a portion of 2015 but was in place for all of 2016 thereby resulting in the total amortization expense for 2016 exceeding the total amortization expense for 2015.

Cost of revenue for M&S as a percent of M&S revenue was substantially unchanged. Cost of revenue for M&S in absolute dollars increased by 5% due to an increase in M&S revenue. The cost of delivering M&S can vary slightly up or down from period-to-period, but we believe such changes are typically not indicative of long term trends or permanent changes in our cost of delivering M&S. Our gross margin on these services generally remains greater than 90% as a result of a consistent application of our customer support delivery protocols and practices

Cost of revenue for professional services as a percent of professional services revenue was 63% in 2016 and 2015. This steady percentage is expected in light of the level of effort required to deliver these services remaining comparable between years.

Sales and Marketing.

We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 35% of total revenue for 2016 compared to 34% of total revenue for 2015, which is consistent with our expectation that these expenses as a percent of revenue would remain relatively constant. In absolute dollars these expenses increased 11%. These variations were primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increasing marketing activities related to competitive intelligence and channel development.
•	An increase in revenue which resulted in a higher absolute dollar amount of sales commissions paid to employees although the commission rate as a percent of sales did not change materially.

Research and Development.   The overall profile of our research and development activities was as follows (in thousands):

	Year ending December 31,
	2016	2015
R&D expenditures capitalized	$1,538	$1,967
R&D expenditures expensed	2,571	2,571
Total R&D expenditures	$4,109	$4,538

While the scope and magnitude of our software development activities measured in hours of effort has continued to grow between these periods, the cost of performing that work decreased 9% in 2016 compared to 2015 due to:

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

Total resources expended for R&D set forth above as total R&D expenditures serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether or not our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense (set forth above as R&D expenditures expenses) and capitalized software development costs (set forth above as R&D expenditures capitalized) individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development costs individually.

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

Other Income.

Other income increased from $82,000 to $159,000 due to enhanced investment of our cash in higher yielding investments during 2016 as compared to 2015.

Income Taxes.

Our effective tax rate was 33% for 2016 and 29% for 2015. These rates differed from a federal statutory tax rate of 34% primarily due to:

•	The domestic production activities deduction taken on our federal income tax return that is not an expense for financial statement purposes.
•	Research and development tax credits.

Offset by:

•	Certain expenses in our consolidated financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our consolidated financial statements.

Our effective tax rate for 2015 was lower than our effective tax rate for 2016 due to the research and development tax credit provided in our 2014 consolidated financial statements being less than the amount of that credit ultimately claimed on our 2014 federal income tax return. This resulted from additional factors affecting the credit becoming known to us at the time the 2014 federal tax return was prepared. We recorded the difference between those amounts in our 2015 consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of GlobalSCAPE, Inc.

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have nor were we engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of GlobalSCAPE, Inc. and its subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the 2016 and 2015 consolidated financial statements have been restated to correct misstatements in the previously issued consolidated financial statements.

As discussed in Note 7 to the consolidated financial statements, the Company is involved in litigation and regulatory matters. The Company intends to vigorously defend against these matters. However, at this time, the Company cannot predict the ultimate outcome and/or the scope of any potential loss. Accordingly, no provision for any liability that may result has been made in the consolidated financial statements. Should the Company ultimately be found liable, the resulting outcome could have a material adverse effect on its consolidated financial position, liquidity or the results of its operations. Our opinion is not modified with respect to these matters.

/s/ WEAVER AND TIDWELL, L.L.P.

Austin, Texas
June 14, 2018

GlobalSCAPE, Inc.
Consolidated Balance Sheets - As Restated
(in thousands except share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$8,895	$15,885
Short term investments	2,754	3,254
Accounts receivable, net	6,288	5,938
Federal income tax receivable	292	545
Prepaid expenses	531	511
Total current assets	18,760	26,133

Long term investments	12,779	-
Property and equipment, net	456	498
Capitalized software development costs, net	3,743	3,982
Goodwill	12,712	12,712
Deferred tax asset	1,050	940
Other assets	245	60
Total assets	$49,745	$44,325

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$930	$839
Accrued expenses	1,603	1,893
Deferred revenue	13,655	12,460
Total current liabilities	16,188	15,192

Deferred revenue, non-current portion	3,790	3,808
Other long term liabilities	152	134
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,920,912 and 21,303,467 shares issued at December 31, 2016 and December 31, 2015, respectively	22	21
Additional paid-in capital	21,756	19,647
Treasury stock, 403,581 shares, at cost, at December 31, 2016 and December 31, 2015	(1,452)	(1,452)
Retained earnings	9,289	6,975
Total stockholders’ equity	29,615	25,191
Total liabilities and stockholders’ equity	$49,745	$44,325

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Operations and Comprehensive Income - As Restated
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015

Operating revenues:
Software licenses	$11,243	$12,023
Maintenance and support	18,668	16,489
Professional services	2,684	2,223
Total revenues	32,595	30,735
Costs of revenues
Software licenses	3,071	2,428
Maintenance and support	1,537	1,470
Professional services	1,684	1,395
Total costs of revenues	6,292	5,293
Gross Profit	26,303	25,442
Operating expenses
Sales and marketing	11,558	10,431
General and administrative	6,947	6,131
Research and development	2,571	2,571
Total operating expenses	21,076	19,133
Income from operations	5,227	6,309
Other income (expense), net:
Interest expense		(4)
Interest income	159	82
Total other income (expense), net	159	78
Income before income taxes	5,386	6,387
Provision for income taxes	1,801	1,861
Net income	$3,585	$4,526
Comprehensive income	$3,585	$4,526

Net income per common share - basic	$0.17	$0.22

Net income per common share - diluted	$0.17	$0.21

Weighted average shares outstanding:
Basic	21,126	20,824

Diluted	21,677	21,366

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Stockholders’ Equity - As Restated
(in thousands, except number of shares)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2014 As Originally Filed	20,989,267	$21	$18,370	$(1,452)	$3,889	$20,828

Restatement	(80,000)				(500)	(500)

As Restated	20,909,267	21	18,370	(1,452)	3,389	20,328

Shares issued upon exercise of stock options	314,200		508			508

Tax (deficiency) from stock-based compensation			58			58

Stock-based compensation expense
Stock options			464			464
Restricted stock	80,000		247			247

Common stock cash dividends					(940)	(940)

Net income					4,526	4,526

Balance at December 31, 2015	21,303,467	$21	$19,647	$(1,452)	$6,975	$25,191

Shares issued upon exercise of stock options	537,445	1	1,119			1,120

Tax benefit (deficiency) from stock-based compensation			(24)			(24)

Stock-based compensation expense
Stock options			741			741
Restricted stock	80,000		273			273

Common stock cash dividends					(1,271)	(1,271)

Net income					3,585	3,585

Balance at December 31, 2016	21,920,912	$22	$21,756	$(1,452)	$9,289	$29,615

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Cash Flows - As Restated
(in thousands)

	For the Years Ended December 31,
	2016	2015
Operating Activities:
Net income	$3,585	$4,526
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	182	(7)
Depreciation and amortization	2,045	1,553
Stock-based compensation	1,014	711
Deferred taxes	(110)	(248)
Excess tax deficiency from exercise of share based compensation	24	(58)
Subtotal before changes in operating assets and liabilities	6,740	6,477
Changes in operating assets and liabilities:
Accounts receivable	(532)	7
Prepaid expenses	(20)	(23)
Federal income taxes	229	(233)
Accrued interest receivable	(163)	(69)
Other assets	(185)	40
Accounts payable	91	(272)
Accrued expenses	(290)	303
Deferred revenues	1,177	708
Other long-term liabilities	18	82
Net cash provided by operating activities	7,065	7,020
Investing Activities:
Software development costs	(1,538)	(1,967)
Purchase of property and equipment	(226)	(152)
Purchase of certificates of deposit	(12,116)	-
Net cash (used in) investing activities	(13,880)	(2,119)
Financing Activities:
Proceeds from exercise of stock options	1,120	508
Tax deficiency (benefit) from stock-based compensation	(24)	58
Dividends paid	(1,271)	(940)
Net cash (used in) financing activities	(175)	(374)
Net increase (decrease) in cash	(6,990)	4,527
Cash at beginning of period	15,885	11,358
Cash at end of period	$8,895	$15,885

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,638	$2,146

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

2.          Significant Accounting Policies

Basis of Presentation

We follow accounting standards set by the Financial Accounting Standards Board. This board sets GAAP, which we follow in preparing financial statements that report our financial position, results of operations, and sources and uses of cash. We also follow the reporting regulations of the SEC.

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

We have changed our method of amortizing deferred revenue related to M&S agreements such that our consolidated statements of operations and balance sheets included herein are now prepared using the specific number of days method. This change had the effect of decreasing M&S revenue and net income on our consolidated statements of operations for 2016 and 2015 by immaterial amounts. It increased the amount of our deferred revenue on our consolidated balance sheets as of December 31, 2016 and 2015, which will result in us reporting more revenue in periods subsequent to 2016 than we would have reported under the previous method. This change has no effect on the total amount of revenue we will realize from our M&S contracts.

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

Reclassification of Reserve for Uncertain Tax Position

As described in Note 9, we maintain a reserve for uncertain tax positions. Previously, we classified that reserve as a current liability since it was not material to our consolidated financial statements taken as a whole. In assessing the materiality of this reserve as of December 31, 2016, we determined it appropriate to classify it as a component of other long term liabilities. This change has the effect of decreasing current income taxes payable and increasing other long term liabilities.

With respect to the above items, we have restated our consolidated financial statements as of December 31, 2015, and for the year then ended.  See Note 15 for the impact of all the adjustments to our consolidated financial statements in our Original Filing to correct those consolidated financial statements for the effects of the adjustments described above.

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

We earn the majority of our software license revenue from software products sold under perpetual software license agreements. At the time our customers purchase these products, they typically also purchase a product maintenance and support, or M&S, agreement. These transactions are multiple element software sales for which we assess the presence of VSOE of the fair value of the undelivered elements to determine the portion of these sales to recognize as revenue upon delivery of the software product and the portion of these sales to record as deferred revenue at the time the product is delivered. We amortize the deferred revenue component to revenue in future periods as we deliver the related future services to the customer. For transactions, if any, for which we cannot establish VSOE of the fair value of the undelivered elements, we initially record the entire transaction as deferred revenue and amortize that amount to revenue in future periods as we deliver the related future services to the customer.

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was approximately $1.9 million and $1.6 million in 2016 and 2015, respectively.

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

ASU 2017-04, Intangibles – Goodwill and Other (issued January 2017) - To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is a SEC filer is required to adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We expect that the application of the provisions of this update will not have a material effect on our consolidated financial statements.

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

ASU 2016-02, Leases (issued February 2016). The main difference between existing GAAP and this ASU 2016-02 is the presentation by lessees on their financial statements of lease assets and lease liabilities arising from operating leases. Since this new standard retains the distinction between finance and operating leases, the effect of leases in the statement of operations and the statement of cash flows will be largely unchanged from existing GAAP. Our only lease of significance is our operating lease for our corporate office space for which we will present a right-to-use asset and a lease liability on our balance sheet when we implement this standard. We are in the process of determining those amounts. In accordance with this standard, we will implement it beginning with our interim and annual financial statements for 2019. The extent of the effect of this standard on our consolidated financial statements for 2019 and later will depend upon the leases, if any, that we have in effect at that date.

ASU 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes (issued November 2015) – This pronouncement requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying consolidated financial statements in the manner described in the Note 9 below.

ASU 2014-09, Revenue from Contracts with Customers (issued May 2014) - The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We will implement these new principles effective with consolidated financial statements we issue for the year ending December 31, 2018, and the quarterly periods during that year.

We have assessed the effect of ASU 2014-09 on the amount and timing of revenue we expect to recognize from our business activities in 2018 and later. We do not expect there to be material differences in the amount and timing of revenue we recognize from similar business activities in future periods determined by applying ASU 2014-09 as compared to revenue we would have otherwise recognized by applying GAAP as it existed prior to 2018.

We have determined that the application of ASU 2014-09 will have a material effect on the timing of our recording of expenses resulting from the incremental costs we incur to obtain a contract with a customer to deliver goods and services. These incremental costs consist primarily of sales commissions paid to our sales people and royalties on certain of our products paid to third parties. For years ended December 31, 2017, and earlier, we recorded the full amount of the sales commission and royalties paid on the full value of an M&S or SaaS contract as an expense on the inception date of the M&S contract. Under ASU 2014-09, we will account for such costs we incur in 2018 and later as follows:

•
If these costs are associated with products and services for which we recognize revenue at a point in time (primarily sales of perpetual software licenses and professional services), we will expense these costs in full at the time we recognize that revenue.

•
If these costs are associated with services for which we recognize revenue over time (primarily sales of M&S and SaaS subscriptions) for which we believe it is likely that the contract for those services will be renewed for additional terms in the future, provided we deem these costs to be recoverable, we will record these costs as deferred expense asset and amortize that cost to expense as follows:

o
For the portion of the cost that we determine benefits us primarily only over the term of the specific underlying contract currently in force (such as the term of an M&S contract), we will recognize expense ratably each month over that term.

o
For the portion of the cost that we determine benefits us over an overall customer relationship that is likely to span period of time that is longer than an initial contract term (for example, an M&S contract renewed for multiple terms in the future), we will recognize expense ratably monthly over the estimated life of the customer relationship.

Our application of ASU 2014-09 to incremental costs we incur to obtain a contract with a customer will result in us recording, as an asset as of January 1, 2018, a deferred expense of approximately $1.2 million applicable to contracts with customers in effect as of that date. We previously reported this amount as an expense in our financial statements for periods ending on and before December 31, 2017. We estimate that we will amortize this amount to expense at the rate of approximately $186,000 per quarter beginning in 2018. The incremental costs we incur to obtain contracts with customers during 2018 and later years, and the amount of such costs we record as a deferred expense and amortize to expense in subsequent periods, will depend upon the nature and scope of our future business activities, the nature and mix of the products and services we sell, the compensation plans we have in place for our sales people, and the royalty arrangements we enter into with third parties.

3.          Accounts Receivable, Net

We bill our customers and issue them an invoice when we have delivered our goods or services to them. In addition, when our customers agree to purchase or renew M&S services, we bill and invoice our customers at that time which could be before the date we begin delivering those services. In that event, we exclude from accounts receivable (and from the related deferred revenue, see Note 6) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our consolidated financial statements. Accordingly, we determine our accounts receivable as follows ($ in thousands):

	December 31,
	2016	2015
Total invoices issued and unpaid	$6,932	$6,407
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(381)	(206)
Gross accounts receivable	6,551	6,201
Allowance for sales returns and doubtful accounts	(263)	(263)
Accounts receivable, net	$6,288	$5,938

The activity in our allowance for doubtful accounts and sales returns has been as follows ($ in thousands):

	Year Ended December 31,
	2016	2015
Balance, beginning of period	$263	$511
Provision for doubtful accounts and sales returns	182	(7)
Accounts written off	(182)	(241)
Balance, end of period	$263	$263

4.          Property and Equipment, Net

Property and equipment, at cost, consists of the following ($ in thousands):

	December 31,
	2016	2015
Furniture and fixtures	$636	$620
Software	651	638
Equipment	1,411	1,218
Leasehold improvements	559	559
	3,257	3,035
Less accumulated depreciation	(2,801)	(2,537)
Property and equipment, net	$456	$498

5.          Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activity is as follows: ($ in thousands):

	December 31,
	2016	2015
Gross capitalized cost	$7,252	$5,714
Accumulated amortization	(3,509)	(1,732)
Net balance	$3,743	$3,982

	Year Ended December 31,
	2016	2015
Amount capitalized	$1,538	$1,967
Amortization expense	$(1,777)	$(1,283)

	Released	Unreleased
	Products	Products

Gross capitalized amount at December 31, 2016	$6,171	$1,081
Accumulated amortization	$(3,509)	$-
Net balance	$2,662	$1,081

Future amortization expense for
the year ending December 31,
2017	$1,589
2018	856
2019	217
Total	$2,662

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

Leases

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

Severance Payments

We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be approximately $1.9 million.

Legal and Regulatory Matters

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017, on August 9, 2017, a securities class action complaint, Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cv-00753, was filed against the Company in the United States District Court for the Western District of Texas. The complaint names as defendants the Company, Matthew Goulet, and James Albrecht for allegedly making materially false and misleading statements regarding, inter alia, the Company’s previously reported financial statements. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs, attorneys’ fees, and equitable relief. On November 6, 2017, the Court appointed a lead plaintiff, who has agreed to file an amended complaint following the completion of the Restatement. Management intends to vigorously defend against this action. At this time, the Company cannot predict how the courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the resulting damages could have a material adverse effect on our financial position, liquidity, or results of our operations.

On October 20, 2017, the Company received a demand letter from a stockholder seeking the inspection of books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law (the “Section 220 Demand”). This stockholder’s stated purpose for the demand is, inter alia, to investigate whether the Company’s Board of Directors and officers engaged in an illegal scheme to misrepresent the Company’s performance by falsely reporting accounts receivable, license revenue, total current assets and total assets, total stockholders’ equity, and total liabilities for the year ended December 31, 2016, as well as the Board’s independence to consider a stockholder derivative demand. The Company intends to fully respond to the Section 220 Demand to the extent required under Delaware law.

The Board has established a special litigation committee (“Special Litigation Committee”) consisting of Thomas Hicks and Frank Morgan to analyze and investigate claims that could potentially be asserted in stockholder derivative litigation related to facts connected to the claims and allegations asserted in the litigation related to the Restatement and the Section 220 Demand (the “Potential Derivative Litigation”). The Special Litigation Committee will determine what actions are appropriate and in the best interests of the Company, and decide whether it is in the best interests of the Company to pursue, dismiss, or consensually resolve any claims that may be asserted in the Potential Derivative Litigation. The Board determined that each member of the Special Litigation Committee is disinterested and independent with respect to the Potential Derivative Litigation. Among other things, the Special Litigation Committee has the power to retain counsel and advisors, as appropriate, to assist it in the investigation, to gather and review relevant documents relating to the claims, to interview persons who may have knowledge of the relevant information, to prepare a report setting forth its conclusions and recommended course of action with respect to the Potential Derivative Litigation, and to take any actions, including, without limitation, directing the filing and prosecution of litigation on behalf of the Company, as the Special Litigation Committee in its sole discretion deems to be in the best interests of the Company in connection with the Potential Derivative Litigation. The Special Litigation Committee’s findings and determinations shall be final and not subject to review by the Board and in all respects shall be binding upon the Company.

As disclosed in a Current Report on Form 8-K filed on March 16, 2018, the Fort Worth, Texas Regional Office of the SEC has opened a formal investigation of issues relating to the Restatement, with which the Company is cooperating fully.  At this time, the Company is unable to predict the duration, scope, result or related costs associated with the SEC’s investigation.  The Company is also unable to predict what, if any, action may be taken by the SEC, or what penalties or remedial actions the SEC may seek.  Any determination by the SEC that the Company’s activities were not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses, which could have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

On May 31, 2018, the Company was served with a subpoena issued by a grand jury sitting in the United States District Court for the Western District of Texas (the “Grand Jury Subpoena”). The Grand Jury Subpoena requests all documents and emails relating to the Company’s investigation of the potential improper recognition of software license revenue.  The Company intends to fully cooperate with the Grand Jury Subpoena and related investigation being conducted by the United States Attorney’s Office for the Western District of Texas (the “U.S. Attorney’s Investigation”).  At this time, the Company is unable to predict the duration, scope, result or related costs of the U.S. Attorney’s Investigation.  The Company is also unable to predict what, if any, further action may be taken in connection with the Grand Jury Subpoena and the U.S. Attorney’s Investigation, or what, if any, penalties, sanctions or remedial actions may be sought.  Any determination by the U.S. Attorney’s office that the Company’s activities were not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses, which could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

8.          Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Year Ended December 31,
	2016	2015
Share-based compensation expense	$1,014	$711

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

We have not previously issued any restricted stock under any of these plans.

Our stock option activity has been as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
			(Years)	(000’s)
Outstanding at December 31, 2014	2,022,175	$2.12	6.07	$710

2015
Granted	538,000	$3.21
Forfeitures	(154,650)	$2.49
Exercised	(314,200)	$1.61
Outstanding at December 31, 2015	2,091,325	$2.45	6.09	$3,281

2016
Granted	1,257,300	$3.58
Forfeitures	(404,175)	$3.14
Exercised	(537,445)	$2.08
Outstanding at December 31, 2016	2,407,005	$3.00	7.19	$2,574

Exercisable at December 31, 2016	1,001,570	$2.34	4.55	$1,733

Additional information about our stock options is as follows:

	2016	2015
Weighted average fair value of options granted during the year	$1.64	$1.60
Intrinsic value of options exercised during the year	$880,064	$532,224
Cash received from stock options exercised during the year	$1,118,177	$507,289

Number of options that vested during the year	348,116	307,494
Fair value of options that vested during the year	$528,728	$385,784

Unrecognized compensation expense related to non-vested options at end of year	$1,768,344	$891,854
Weighted average years over which non-vested option expense will be recognized	2.17	2.01

As of December 31, 2016
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	116,600	3.36	$1.04	116,600	$1.04
$1.47 - $2.32	459,745	4.89	$1.83	457,065	$1.83
$2.34 - $3.52	1,172,660	8.13	$3.22	295,265	$2.87
$3.53 - $4.21	658,000	7.79	$3.78	132,640	$4.10
Total options	2,407,005			1,001,570

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2016	2015
Expected volatility	55%	61%
Expected annual dividend yield	1.5%	1.5%
Risk free rate of return	1.45%	1.58%
Expected option term (years)	6.00	6.00

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

9.          Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	2016			2015
	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,732	$(92)	1,640	$2,008	$(244)	$1,764
State	179	(18)	161	101	(4)	97
Total	$1,911	$(110)	$1,801	$2,109	$(248)	$1,861

Deferred income taxes on our consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Deferred revenue	$1,229	$1,154
Capital loss carryforward	1,099	1,099
Share-based compensation	578	677
Compensation and benefits	278	168
Texas franchise tax R&D credit	153	-
Allowance for doubtful accounts	114	111
Net operating loss carryforward	91	151
Other	56	33
Less valuation allowances:
Capital loss carryforward	(1,099)	(1,099)
Texas franchise tax R&D credit	(153)	-
Total deferred tax assets	2,346	2,294

Deferred tax liabilities:
Intangible assets	1,289	1,339
Depreciation	7	15
Total gross deferred tax liabilities	1,296	1,354

Net deferred tax assets	$1,050	$940

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

We claim research and experimentation tax credits, or R&D tax credits, on certain of our tax returns and have included the effect of those credits in our provision for income taxes. A routine examination of our 2008, 2009 and 2010 federal income tax returns conducted and completed by the Internal Revenue Service in 2015 resulted in the amount of the R&D tax credits allowed for those years being less than the amounts we claimed on those federal income tax returns. If the Internal Revenue Service examines our federal income tax returns for 2011 and later years, we believe they may apply their same criteria to the R&D tax credits we claimed on those tax returns. Accordingly, we believe it more-likely-than-not that the R&D tax credit allowed for those years may be less than the amounts we have claimed. As a result, we maintain a reserve for an uncertain tax position for this matter in the amount of $120,000 as of December 31, 2016.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	2016	2015
Balance, beginning of year	$90	$125
Increases for tax positions related to the current year	22	25
Increases for tax positions related to prior years	9	23
Decreases for tax positions related to prior years	-	(51)
Decreases due to settlements related to prior years	-	(32)
Balance, end of year	$121	$90

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

Our income tax expense reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Year Ended December 31,
	2016	2015
Income tax expense at federal statutory rate	$1,831	$2,172

Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	100	62
Incentive stock options	55	-
R&D tax credit uncertain tax position (net)	31	(35)
Research and development credit	(176)	(251)
Domestic production activities deduction	(64)	(136)
Other	24	49
Income tax expense per the statement of operations	$1,801	$1,861

The U.S. Tax Cuts and Jobs Act (The Tax Reform Act) was enacted on December 22, 2017.  This legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018. The main impact of the Tax Reform Act on our 2017 consolidated financial statements is the re-measurement of our deferred tax balances at December 31, 2017 from the old corporate tax rate to the new corporate tax rate.  Because of the decrease in the U.S. corporate tax rate, we recorded deferred tax expense of $355,000 during 2017 due to this re-measurement.  We have no material or provisional items for which the accounting of the effects of the Tax Reform Act on our consolidated financial statements is incomplete.

10.          Earnings Per Share

Earnings per share for the periods indicated were computed as follows (in thousands except per share amounts):

	Year ended December 31,
	2016	2015
Numerators
Numerator for basic and diluted earnings per share:
Net income	$3,585	$4,526

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	21,126	20,824

Dilutive potential common shares
Stock options and awards	551	542
Denominator for diluted earnings per share	21,677	21,366

Net income per common share - basic	$0.17	$0.22
Net income per common share – diluted	$0.17	$0.21

11.          Dividends

We paid dividends as follows:

	Year ended December 31,
	2016	2015
Dividend per share of common stock	$0.060	$0.045

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

15.          Restatement

The Company has concluded that its previously issued consolidated financial statements for the year ended  December 31, 2016 should be restated due to misstatements related to certain revenue transactions incorrectly recognized during the year ended December 31, 2016 as well as other transactions identified during the Audit Committee’s investigation and management’s analysis and for certain changes in the Company’s accounting methods, reclassifications and revisions as discussed in Note 2 to these consolidated financial statements.
 Our consolidated financial statements for the year ended December 31, 2015 have been restated to show the adjustments related to changes in the Company’s accounting methods, reclassifications and revisions as discussed in Note 2 to these consolidated financial statements. The impact of all the misstatements and adjustments described above on the consolidated financial statements as of and for the years ending December 31, 2016 and 2015 are as follows:

GlobalSCAPE, Inc.
Consolidated Balance Sheet
December 31, 2016
(in thousands except per share amounts)

	Previously Reported	Adjustment	As Restated
Assets
Current assets:
Cash and cash equivalents	$8,895	-	$8,895
Short term investments	2,754	-	2,754
Accounts receivable, net	6,964	(676)	6,288
Federal income tax receivable	169	123	292
Prepaid and other expenses	521	10	531
Total current assets	19,303	(543)	18,760

Long term investments	12,779	-	12,779
Property and equipment, net	456	-	456
Capitalized software development costs, net	3,743	-	3,743
Goodwill	12,712	-	12,712
Deferred tax asset, net	942	108	1,050
Other assets	245	-	245
Total assets	$50,180	$(435)	$49,745

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$876	$54	$930
Accrued expenses	1,836	(233)	1,603
Deferred revenue	13,655	-	13,655
Income taxes payable	-	-	-
Total current liabilities	16,367	(179)	16,188

Deferred revenue, non-current portion	3,790	-	3,790
Other long term liabilities	147	5	152

Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued or outstanding	-	-	-
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 21,920,912 shares issued	22	-	22
Additional paid-in capital	21,650	106	21,756
Treasury stock, 403,581 shares, at cost	(1,452)	-	(1,452)
Retained earnings	9,656	(367)	9,289
Total stockholders’ equity	$29,876	$(261)	$29,615
Total liabilities and stockholders’ equity	$50,180	$(435)	$49,745

GlobalSCAPE, Inc.
Consolidated Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2016
(in thousands, except per share amounts)

	Previously Reported	Adjustment	As Restated

Operating revenues:
Software licenses	$11,984	$(741)	$11,243
Maintenance and support	18,668	-	18,668
Professional services	2,684	-	2,684
Total revenues	33,336	(741)	32,595
Costs of revenues
Software licenses	3,110	(39)	3,071
Maintenance and support	1,541	(4)	1,537
Professional services	1,671	13	1,684
Total costs of revenues	6,322	(30)	6,292
Gross profit	27,014	(711)	26,303
Operating expenses
Sales and marketing	11,682	(124)	11,558
General and administrative	6,975	(28)	6,947
Research and development	2,539	32	2,571
Total operating expenses	21,196	(120)	21,076
Income from operations	5,818	(591)	5,227
Other income	159	-	159
Income before income taxes	5,977	(591)	5,386
Income tax expense	2,026	(225)	1,801
Net income	$3,951	$(366)	$3,585
Comprehensive income	$3,951	$(366)	$3,585

Net income per common share:
Basic	$0.19	$(0.02)	$0.17
Diluted	$0.18	$(0.02)	$0.17

Weighted average shares outstanding:
Basic	21,126	21,126	21,126
Diluted	21,677	21,677	21,677

Cash dividends declared per share	$0.06	$-	$0.06

GlobalSCAPE, Inc.
Consolidated Statement of Cash Flows
For the Year Ended December 31, 2016
(in thousands)

	Previously Reported	Adjustment	As Restated
Operating Activities:
Net income	$3,951	(366)	$3,585
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	72	110	182
Depreciation and amortization	2,045	-	2,045
Stock-based compensation	973	41	1,014
Deferred taxes	(2)	(108)	(110)
Excess tax deficiency from exercise of share based compensation	24	-	24
Subtotal before changes in operating assets and liabilities	7,063	(323)	6,740
Changes in operating assets and liabilities:
Accounts receivable	(1,161)	629	(532)
Prepaid expenses	(10)	(10)	(20)
Federal income taxes	352	(123)	229
Accrued interest receivable	(163)	-	(163)
Other assets	(185)	-	(185)
Accounts payable	37	54	91
Accrued expenses	(58)	(232)	(290)
Deferred revenues	1,177		1,177
Other long-term liabilities	13	5	18
Net cash provided by (used in) operating activities	7,065	-	7,065
Investing Activities:
Software development costs	(1,538)	-	(1,538)
Purchase of property and equipment	(226)	-	(226)
Purchase of certificates of deposit	(12,116)	-	(12,116)
Net cash provided by (used in) investing activities	(13,880)	-	(13,880)
Financing Activities:
Proceeds from exercise of stock options	1,120	-	1,120
Tax deficiency (benefit) from stock-based compensation	(24)	-	(24)
Dividends paid	(1,271)	-	(1,271)
Net cash provided by (used in) financing activities	(175)	-	(175)
Net increase (decrease) in cash	(6,990)	-	(6,990)
Cash at beginning of period	15,885	-	15,885
Cash at end of period	$8,895	$-	$8,895

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$1,638	$-	$1,638

GlobalSCAPE, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except number of shares)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2014 As Originally Filed	20,989,267	$21	$18,370	$(1,452)	$3,889	$20,828

Restated	(80,000)				(500)	(500)

As Restated	20,909,267	21	18,370	(1,452)	3,389	20,328

Shares issued upon exercise of stock options	314,200	-	508	-	-	508

Tax (deficiency) from stock-based compensation	-	-	58	-	-	58

Stock-based compensation expense
Stock options	-	-	464	-	-	464
Restricted stock	80,000	-	247	-	-	247

Common stock cash dividends	-	-	-	-	(940)	(940)

Net income as restated (See Note)	-	-	-	-	4,526	4,526

Balance at December 31, 2015	21,303,467	$21	$19,647	$(1,452)	$6,975	$25,191

Shares issued upon exercise of stock options	537,445	1	1,119	-	-	1,120

Tax benefit (deficiency) from stock-based compensation	-	-	(24)	-	-	(24)

Stock-based compensation expense
Stock options	-	-	741	-	-	741
Restricted stock	80,000	-	273	-	-	273

Common stock cash dividends	-	-	-	-	(1,271)	(1,271)

Net income as restated (See Note)	-	-	-	-	3,585	3,585

Balance at December 31, 2016	21,920,912	$22	$21,756	$(1,452)	$9,289	$29,615

Note:
Net income for the year ended December 31, 2016, as previously reported	$3,951
Adjustment	(366)
Net income for the year ended December 31, 2016, as restated	$3,585

Net income for the year ended December 31, 2015, as previously reported	$4,598
Adjustment	(72)
Net income for the year ended December 31, 2015, as restated	$4,526

Consolidated Balance Sheet
As of December 31, 2015
(in thousands)

	As Previously Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$15,885	$-	$15,885
Short term investments	3,254	-	3,254
Accounts receivable, net	6,081	(143)	5,938
Federal income tax receivable	290	255	545
Prepaid and other expenses	511	-	511
Total current assets	26,021	112	26,133

Long term investments		-
Property and equipment, net	498	-	498
Capitalized software development costs, net	3,982	-	3,982
Goodwill	12,712	-	12,712
Deferred tax asset, net	940	-	940
Other assets	60	-	60
Total assets	$44,213	$112	$44,325

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	839	-	839
Accrued expenses	1,893	-	1,893
Deferred revenue	12,000	460	12,460
Income taxes payable	127	(127)	-
Total current liabilities	14,859	333	15,192

Deferred revenue, non-current portion	3,612	196	3,808
Other long term liabilities	44	90	134

Stockholders’ Equity:
Preferred stock	-	-	-
Common stock	21	-	21
Additional paid-in capital	19,582	65	19,647
Treasury stock	(1,452)	-	(1,452)
Retained earnings	7,547	(572)	6,975
Total stockholders’ equity	25,698	(507)	25,191

Total liabilities and stockholders’ equity	$44,213	$112	$44,325

Consolidated Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2015
(in thousands, except per share amounts)

	As Previously Reported	Adjustments	As Restated

Operating revenues:
Software licenses	$12,023	$-	$12,023
Maintenance and support	16,595	(106)	16,489
Professional services	2,223	-	2,223
Total revenues	30,841	(106)	30,735
Costs of revenues
Software licenses	2,428		2,428
Maintenance and support	1,466	4	1,470
Professional services	1,775	(380)	1,395
Total costs of revenues	5,669	(376)	5,293
Gross Profit	25,172	270	25,442
Operating expenses
Sales and marketing	10,025	406	10,431
General and administrative	6,168	(37)	6,131
Research and development	2,562	9	2,571
Total operating expenses	18,755	378	19,133
Income from operations	6,417	(108)	6,309
Other income (expense), net:
Interest expense	(4)	-	(4)
Interest income	82	-	82
Total other income (expense), net	78	-	78
Income before income taxes	6,495	(108)	6,387
Provision for income taxes	1,897	(36)	1,861
Net income	$4,598	$(72)	$4,526
Comprehensive income	$4,598	$(72)	$4,526

Net income per common share - basic	$0.22	$-	$0.22

Net income per common share - diluted	$0.22	$-	$0.21

Consolidated Statement of Cash Flows
For the Year Ended December 31, 2015
(in thousands)

	As Previously Reported	Adjustments	As Restated

Operating Activities:
Net income	$4,598	(72)	$4,526
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	62	(69)	(7)
Depreciation and amortization	1,553		1,553
Stock-based compensation	646	65	711
Deferred taxes	(248)		(248)
Excess tax deficiency from exercise of share based compensation	(58)		(58)
Subtotal before changes in operating assets and liabilities	6,553	(76)	6,477
Changes in operating assets and liabilities:
Accounts receivable	(205)	212	7
Prepaid expenses	(23)		(23)
Federal income taxes	(107)	(126)	(233)
Accrued interest receivable	(69)		(69)
Other assets	40		40
Accounts payable	(272)		(272)
Accrued expenses	303		303
Deferred revenues	808	(100)	708
Other long-term liabilities	(8)	90	82
Net cash provided by (used in) operating activities	7,020	-	7,020
Investing Activities:
Software development costs	(1,967)		(1,967)
Purchase of property and equipment	(152)		(152)
Purchase of certificates of deposit	-		-
Net cash provided by (used in) investing activities	(2,119)	-	(2,119)
Financing Activities:
Proceeds from exercise of stock options	508		508
Tax deficiency (benefit) from stock-based compensation	58		58
Dividends paid	(940)		(940)
Net cash provided by (used in) financing activities	(374)	-	(374)
Net increase (decrease) in cash	4,527		4,527
Cash at beginning of period	11,358		11,358
Cash at end of period	$15,885	$-	$15,885

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$2,146	$-	$2,146

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in our Current Report on Form 8-K filed on March 31, 2017, effective on March 27, 2017, RSM was dismissed as the Company’s independent registered public accounting firm.

RSM performed the audit of the Company’s 2016 Financial Statements.  In connection with the preparation of the 2016 Financial Statements, the Company changed certain accounting methods and the classification and presentation of its business activities in its financial statements.  To ensure comparability between periods the Company revised the 2015 Financial Statements to conform them to the method of presentation in the 2016 Financial Statements.  For more information, please see Note 2 of the Notes to our consolidated financial statements included in Item 8 of this report.  The audit report of RSM on the 2016 Financial Statements did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the 2016 Financial Statements and through the date of its dismissal, there were: (i) no disagreements between the Company and RSM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RSM, would have caused RSM to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S‐K.

On March 27, 2017, the Company announced that the Audit Committee had approved the appointment of BDO USA, LLP, or BDO, as its independent registered public accounting firm to audit the Company’s financial statements subject to completion of its standard client acceptance procedures.

Effective as of April 11, 2017, BDO notified the Company that it had completed such client acceptance procedures. On April 12, 2017, the Audit Committee formally engaged BDO as the Company’s independent registered public accounting firm to audit the Company’s financial statements. On August 1, 2017, the Company informed BDO that it had been dismissed as the Company’s independent registered public accounting firm.  The Audit Committee approved this dismissal. BDO did not issue any audit reports during the period of its engagement.

On August 2, 2017, GlobalSCAPE received a letter (the “10A Letter”) from BDO in accordance with Section 10A(b)(2) of the Exchange Act.

In the 10A Letter, BDO advised that on or around July 6, 2017 BDO was contacted by David Mann, the Audit Committee Chairman, who provided information about conduct that in BDO’s view indicated an illegal act, as defined by Section 10A of the Exchange Act, may have occurred. BDO stated in the 10A Letter that BDO was informed that the Company had learned of the subject conduct in May of 2017 and had already engaged the Company’s corporate outside counsel, along with forensic accountants, to conduct an investigation into the conduct and that additional information would be provided as the investigation continued.  In a separate communication to the Audit Committee Chairman on July 6, 2017, BDO advised GlobalSCAPE of both its and BDO’s obligations under Section 10A of the Exchange Act and auditing standards of the Public Company Accounting Oversight Board, and that BDO would recommend that the Audit Committee engage independent counsel to conduct the investigation, which BDO defined as counsel who had not previously performed substantial work for the Company.  BDO communicated that it did not believe the counsel GlobalSCAPE had engaged met that definition due to GlobalSCAPE’s historical working relationship with them.

BDO stated in the 10A Letter that additional information related to the conduct under investigation was provided to BDO by GlobalSCAPE’s corporate outside counsel on July 10, 2017, noting that employees of the Company had entered into “side agreements” with customers of the Company in December 2016 which increased revenue recorded, and accounts receivable, by amounts that had not yet been fully quantified. BDO was engaged by GlobalSCAPE on April 12, 2017, and was not the Company’s independent registered public accounting firm during the period in which the misconduct was alleged to have occurred.

BDO stated in the 10A Letter that in a discussion with the Audit Committee Chairman on July 10, 2017, BDO discussed its request for the Company to engage other counsel to lead the investigation, and was told that the Company considered the engaged counsel to be independent.  BDO stated in the 10A Letter that during that discussion BDO detailed the reasons for its concern, and that BDO viewed the Company’s failure to engage alternate legal counsel as a failure to take timely and appropriate remedial action as defined by Section 10A(b)(2)(B) of the Exchange Act, where absent action by the Company, BDO would not be in a position to assess the adequacy of the investigation, which BDO would consider a disagreement with the Company as it would limit the scope of BDO’s audit, warranting either a departure from its standard report or resignation from the audit engagement. In the 10A Letter, BDO stated that since July 10, 2017, in response to multiple requests by BDO, the Audit Committee reiterated their position that they would continue the investigation being performed by their corporate outside counsel, who they believe were sufficiently independent.

In the 10A Letter, BDO stated its belief that the Company had not been forthcoming with details regarding the investigation or the conclusions, if any, reached by counsel and the Company about the conduct at issue. In the 10A Letter, BDO stated that due to the lack of details that BDO had been provided regarding the investigation, and its dismissal as the Company’s independent registered public accounting firm, it was unable to determine whether it was likely that an illegal act had occurred, and whether the impact of any misstatements resulting from the alleged misconduct had a material impact on the Company’s consolidated financial statements.  In the 10A Letter, BDO stated that based on the limited information BDO had been provided, it believed that it was possible that the conduct could have had a material effect on the Company’s consolidated financial statements that had been filed with the SEC, or that are expected to be filed in the foreseeable future. In the 10A Letter, BDO stated that it had been informed but had not confirmed that, at its urging in its communications with the Company on July 6, 2017, the Company had advised its prior auditor of the investigation. In the 10A Letter, BDO also stated that it did not believe senior management had taken timely and appropriate remedial action in response to the conduct, in particular by not having the investigation performed by counsel with no prior affiliation with the Company and by not sharing information from the investigation with BDO on a timely basis. In the 10A Letter, BDO also stated that the failure to take timely and appropriate remedial action may have either warranted a departure from a standard report or warranted BDO’s resignation, had BDO not been terminated.

As a result of the 10A Letter, on August 3, 2017, GlobalSCAPE filed a notice pursuant to Section 10A of the Exchange Act (the “Notice”) with the SEC.  In the Notice, GlobalSCAPE notified the SEC of the 10A Letter received from BDO.

During the period from April 12, 2017 until the date of BDO’s dismissal and through August 7, 2017, the date of our Current Report on Form 8-K disclosing our receipt of the 10A Letter, except for the matters described above, there were no disagreements between the Company and BDO on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference to the subject matter of the disagreement in its report on the Company’s financial statements for such year. On August 2, 2017, BDO reported that it considered the use of non-independent counsel to lead the investigation described above to be a material weakness in internal control over financial reporting, as such counsel could be influenced by the Company’s existing relationship with such counsel. During the period from April 12, 2017 until the date of BDO’s dismissal and through August 7, 2017, there were no other reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Effective on August 1, 2017, the Audit Committee approved the appointment of Weaver as its independent registered public accounting firm to audit the Company’s financial statements.  During the two most recent fiscal years prior to such appointment and through August 1, 2017, the Company (or someone on its behalf) had not consulted with Weaver with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

On November 20, 2017, the Chairman of the Audit Committee was orally informed by RSM that RSM was withdrawing from its engagement by the Audit Committee to reissue its audit report on the 2016 Financial Statements. On November 21, 2017, RSM delivered a withdrawal letter to the Chairman of the Audit Committee.  In its withdrawal letter, RSM stated that (x) as of November 21, 2017, it had not completed the audit procedures necessary to reissue its report on the 2016 Financial Statements and (y) based on the information the Audit Committee provided from its investigation, RSM had concluded that, in its professional judgment, it could no longer rely on management’s representations, which the Company has concluded is a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit report originally issued by  RSM on the 2016 Financial Statements, when previously filed, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  However, as previously disclosed in the August 8-K, the 2016 Financial Statements included in the Original Filing, including the auditor’s report on the 2016 Financial Statements included in the Original Filing, should no longer be relied upon in light of the Restatement. In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2016 and through the date of RSM’s dismissal on March 27, 2017, there were: (i) no disagreements between the Company and RSM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RSM, would have caused RSM to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. During the period from August 15, 2017, when RSM was re-engaged to reissue its audit report on the restated consolidated financial statements for the year ended December 31, 2016 until November 21, 2017, there were: (i) no disagreements between the Company and RSM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RSM, would have caused RSM to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year, and (ii) except as set forth above, no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On December 1, 2017, the Chairman of the Audit Committee received a letter from Padgett in which Padgett stated that based on the circumstances described in the August 8-K surrounding the dismissal of BDO as the Company’s independent registered public accounting firm and the previously disclosed withdrawal of RSM from its engagement by the Audit Committee to reissue its audit report on the 2016 Financial Statements, and based on the fact that current management is substantially the same as the management in place in 2015, Padgett had concluded that it could not rely on management’s representations that would be necessary for Padgett to complete the audit procedures necessary to issue consents to the inclusion of its audit report on the 2015 Financial Statements in the Company’s filings or transactions after the date of the letter.  Padgett also stated in its letter that (1) it was not at that time aware of whether any of the circumstances described in the August 8-K with respect to the 2016 Financial Statements could have been applicable to the Company’s 2015 Financial Statements, and (2) it had not reached a conclusion as to whether it was necessary for Padgett to withdraw its Report on the 2015 Financial Statements.  The Company has concluded that this is a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit report originally issued by  Padgett on the 2015 Financial Statements, when previously filed, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audit of the 2015 Financial Statements and through the date of Padgett’s resignation as the Company’s independent registered public accounting firm on October 19, 2016 as a result of the partners of Padgett becoming partners of RSM, there were: (i) no disagreements between the Company and Padgett on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Padgett, would have caused Padgett to make reference to the subject matter of the disagreement in its report on the Company’s financial statements for such year, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.  During the period from October 19, 2016 until December 1, 2017, there were: (i) no disagreements between the Company and Padgett on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Padgett, would have caused Padgett to make reference to the subject matter of the disagreement in its report on the Company’s financial statements for such year, and (ii) except as set forth above, no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Effective on December 13, 2017, the Audit Committee expanded the initial appointment of Weaver as the Company’s independent registered public accounting firm with respect to the audit of the Company’s financial statements for the year ended December 31, 2017 to also include serving as the Company’s independent registered public accounting firm with respect to the audit of the 2015 Financial Statements and the 2016 Financial Statements.  In connection with the expansion of the initial appointment of Weaver to include serving as the Company’s independent registered public accounting firm with respect to the audit of 2015 Financial Statements and the 2016 Financial Statements, the Audit Committee made Weaver aware of the matters discussed by RSM and Padgett in their communications to the Chairman of the Audit Committee.

During 2015 and 2016 and through August 1, 2017, the date that Weaver was appointed as the Company’s independent registered public accounting firm with respect to the audit of the Company’s financial statements for the year ended December 31, 2017, the Company (or someone on its behalf) had not consulted with Weaver with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

At the time of the Original Filing, our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016. In connection with the internal investigation described in the Explanatory Note to this Form 10-K/A and the filing of this Form 10-K/A, under the supervision and with the participation of our management, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Further, our management, including our President and Chief Executive Officer and our interim Chief Financial Officer, re-evaluated the conclusions regarding our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2016 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Prior to our Original Filing, our management, including our President and Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment at the time of our Original Filing, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

Subsequent to our Original Filing, our management, including our President and Chief Executive Officer and our interim Chief Financial Officer, re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We identified material weaknesses in our internal control over financial reporting which are described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting described above, our management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2016.

We had material weaknesses in our control environment and monitoring:

•
We did not implement effective oversight of our finance and accounting processes (including organizational structure and reporting hierarchy), which impacted our ability to make appropriate decisions regarding revenue recognition.

•
We did not effectively design and implement appropriate oversight controls over our period-end financial closing and reporting processes, and our review controls were not sufficient to ensure that errors regarding revenue recognition would be detected.

•
We did not effectively monitor (review, evaluate and assess) the risks associated with key internal control activities that provide the revenue information contained in our consolidated financial statements.

We had material weaknesses related to internal control monitoring and activities to support the financial reporting process:

•	We did not maintain effective controls over the invoicing process to ensure that proper supporting documentation was received prior to preparing invoices.

•	We did not maintain effective controls over the revenue recognition process to ensure revenue was only recognized when all four criteria of our revenue recognition policy were met.

Because of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2016.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report, at the time of our Original Filing, was not subject to audit by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010, which permits us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

With the exception of the remediation efforts described below, there has been no change in our internal control over financial reporting that occurred during the annual period covered by this report and during the subsequent time period through the filing of this Form 10-K/A that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We designed a remediation plan to strengthen our internal control over financial reporting and have taken, and will continue to take, remediation steps to address the material weaknesses described above.  We also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal controls over financial reporting.

Our remediation plan includes the following:

•
Clearly defining and communicating the management-approved, standard terms and conditions that may be offered to customers during the sales process and requiring appropriate management approval of requested deviations from these standard terms and conditions before a sale is consummated with a customer and a sales invoice is created.

•
Creating and implementing a policy clearly stating that all terms and conditions of agreements with customers are to be recorded in writing, communicated to finance and accounting personnel, and recorded in our permanent records prior to the creation of a sales invoice.

•
Conducting periodic training sessions and briefings to communicate our policies and procedures regarding our standard terms and conditions that we offer to customers and how we document and communicate approved deviations from those standard terms and conditions.

•
Enhancing the breadth and depth of the review by finance and accounting personnel of sales invoices and underlying supporting documentation to ensure that unusual items are identified and considered when determining revenue recognition.

•
Establishing a total invoice dollar amount threshold over which finance and accounting personnel must examine all actual invoices and supporting documentation to confirm the purchase by the customer and the appropriate revenue recognition profile.

•
Publishing guidelines that personnel can reference which set forth the requirements to be met for revenue to be recognized from a sale transaction and conducting periodic meetings with personnel to educate and remind them of these guidelines.

Our management is implementing and monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Our management believes the foregoing remedial efforts will effectively remediate the material weaknesses.  As the Company continues to evaluate and work to improve its internal control over financial reporting, our management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. If not remediated, these control deficiencies could result in further material misstatements to the Company’s consolidated financial statements.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the SEC on March 31, 2017.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President and Chief Executive Officer and its Interim Chief Financial Officer.  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

Karen J. Young
Interim Chief Financial Officer
GlobalSCAPE, Inc.
4500 Lockhill-Selma, Suite 150
San Antonio, Texas 78249

Item 11.   Executive Compensation

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the SEC on March 31, 2017.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the SEC on March 31, 2017.

Item 13.   Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the SEC on March 31, 2017.

Item 14.   Principal Accountant Fees and Services

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2017 Annual Meeting of Stockholders filed with the SEC on March 31, 2017.

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

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

*10.10	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006).

*10.11	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 7, 2007).

*10.12	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.13	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.14	GlobalSCAPE, Inc. 2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

*10.15	Form of Non-Qualified Stock Option Agreement under GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 10, 2015).

*10.16	Form of Employment Agreement dated as of April 1, 2015 by and between GlobalSCAPE and each of Matthew C. Goulet and James W. Albrecht, Jr. (Filed as Exhibit 10.1 to Form 8-K filed on April 1, 2015).

10.17	Form of Indemnification Agreement by and between GlobalSCAPE and each of its directors and named executive officers (Filed as Exhibit 10.1 to Form 8-K filed on May 18, 2015).

*10.18	GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Appendix A to the Definitive Proxy Statement filed April 2, 2015).

*10.19	Form of Restricted Stock Award Agreement pursuant to the GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.2 to Form 8-K filed on May 18, 2015).

*10.20	Form of Incentive Stock Option Agreement GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 4, 2016).

10.21	Stock Purchase Agreement dated January 9, 2017 by and between Thomas H Brown, David L. Mann and 210 Capital LLC (filed as Exhibit 10.1 to Form 8-K filed January 9, 2017).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008).

21.1	Subsidiaries of GlobalSCAPE, Inc. (Filed as Exhibit 21.1 to Form 10-K filed March 29, 2012).

23.1	Consent of Weaver and Tidwell, L.L.P. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Interim Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	Interactive Data File.

* Management Compensatory Plan or Agreement

Item 16.   10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on June 14, 2018.

GlobalSCAPE, Inc.

By:	/s/ Matthew C. Goulet
Matthew C. Goulet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 14, 2018.

Signature	Title

/s/ Matthew C. Goulet	President and Chief Executive Officer and Director
Matthew C. Goulet	(Principal Executive Officer)

/s/ Karen J. Young	Interim Chief Financial Officer
Karen J. Young	(Principal Finance and Accounting Officer)

Chairman of the Board and Director
Thomas W. Brown

/s/ David L. Mann	Director
David L. Mann

/s/ Frank M. Morgan	Director
Frank M. Morgan

/s/ Dr. Thomas E. Hicks	Director
Dr. Thomas E. Hicks