Form 10-Q/A
period 2017-03-31
GLOBALSCAPE INC
filed 2018-06-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or
☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number          001-33601

GlobalSCAPE, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2785449
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

4500 Lockhill-Selma, Suite 150 San Antonio, Texas	78249
Address of Principal Executive Offices	Zip Code

Registrant’s Telephone Number, Including Area Code
210-308-8267

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

GlobalSCAPE, Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2017

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, DMZ Gateway®, EFT Cloud Services®, GlobalSCAPE Securely Connected®, and Mail Express® are registered trademarks of GlobalSCAPE, Inc.

Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, EFT Server™, EFT Workspaces™, EFT Insight™, Enhanced File Transfer™, Enhanced File Transfer Server™, Secure Ad Hoc Transfer™, SAT™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, Workspaces™, Accelerate™, WTC™, Content Integrity Control™, Advanced Authentication™, AAM™ and scConnect™ are trademarks of GlobalSCAPE, Inc.

TappIn® and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.

TappIn Secure Share™, Social Share™, Now Playing™, and Enhanced A La Carte Playlist™, are trademarks of TappIn, Inc., our wholly-owned subsidiary.

Other trademarks and trade names in this Quarterly Report are the property of their respective owners.

Index

EXPLANATORY NOTE

GlobalSCAPE, Inc. (together with its wholly owned subsidiary, “GlobalSCAPE” the “Company” or “we”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment” or “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, which was originally filed May 12, 2017 and amended by Amendment No. 1 on Form 10-Q/A filed May 26, 2017 (as amended, the “Original Filing”). This Amendment amends and restates (the “Restatement”) the following indicated parts of the Original Filing:

•
Part I, Item 1 – Our condensed consolidated balance sheet as of March 31, 2017, and the related condensed consolidated statement of operations and comprehensive income and the condensed consolidated statement of cash flows for the quarterly period then ended;

•	Part I, Item 2 - Management’s discussion and analysis of our financial condition and results of operations as of March 31, 2017, and for the quarterly period then ended;
•	Part I, Item 4 – Controls and Procedures
•	Part II, Item 1 – Legal Proceedings; and
•	Part II, Item 6 – Exhibits.

The Restatement results from our determination subsequent to the filing date of the Original Filing that we incorrectly recognized revenue during the fiscal year ended December 31, 2016 and the three months ended March 31, 2017 in connection with the sales transactions described below.

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

Background of the Restatement

On August 7, 2017, we announced that the Audit Committee (the “Audit Committee”) of our Board of Directors, assisted by outside legal counsel and independent forensic accountants, had been conducting an investigation into certain transactions in the fourth quarter of 2016. We publicly disclosed updates regarding the investigation on November 15, 2017 and March 16, 2018. That investigation, which is now complete, identified  transactions which were recorded inconsistently with the Company’s stated revenue recognition policies and criteria as described in our discussion of our significant accounting policies in Note 3 to our consolidated financial statements in Part I, Item 1 below.

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

Index

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

As a result of these four transactions (the “Initial Transactions”) which were reported in the August 8-K, our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed March 27, 2017 (the “Original 10-K Filing”), were misstated as follows:

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

Index

As a result of these additional transactions identified by the Audit Committee and management, in addition to the effects on our consolidated financial statements from the Initial Transactions, our consolidated financial statements in the Original 10-K Filing were misstated as follows:

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

In addition to the items above, management has also adjusted our consolidated financial statements as of and for the years ended December 31, 2016 and 2015 to account for immaterial misstatements identified in those consolidated financial statements included in the Original Filing and the Original 10-K Filing. These additional adjustments resulted in an overall decrease in expense before tax of $32,000 in 2016. In addition, the following adjustments were made to our consolidated financial statements as of and for the year ended December 31, 2015 from the amounts included in the Original 10-K Filing:

•	General and Administrative expense before tax was understated by $2,000;
•	Accounts receivable as of December 31, 2015 was understated by $63,000;
•	Additional Paid-in capital as of December 31, 2015 was understated by $65,000; and
•	Retained earnings as of December 31, 2015 was overstated by $2,000.

These changes in our consolidated financial statements as of and for the year ended December 31, 2015 are in addition to the changes previously disclosed in the Original 10-K Filing as a result of changes in accounting methods and in the classification and presentation of our business activities in our consolidated financial statements. See Note 3 to our consolidated financial statements included in this 10-Q/A in Part I, Item 1.

As a result of all of the transactions identified  by the Audit Committee and management and adjustments related to immaterial items identified during the review of our condensed consolidated financial statements for the three-month period ended March 31, 2017, it was determined that our revenue was understated for the three-month period ended March 31, 2017 by $114,000. This amount included $216,000 of revenue initially recognized in the fourth quarter of 2016 which should have been recognized in the first quarter of 2017, which was partially offset by a reduction of $102,000 of revenue initially recognized in the first quarter of 2017 that related to a transaction in which a reseller was subsequently given a refund after the customer previously identified by the reseller did not purchase any products or services from the Company. In addition to the amount of revenue which was misstated in the first quarter of 2017, our condensed consolidated financial statements in the Original Filing were misstated as follows:

•	Accounts receivable as of March 31, 2017 were overstated by $554,000;
•	Cost of revenues was understated by $10,000;
•	Operating expenses for the three months ended March 31, 2017 were overstated by $65,000;
•	Income tax expense for the three months ended March 31, 2017 was understated by $89,000;
•	Deferred tax asset as of March 31, 2017, net was overstated by $117,000;
•	Total current liabilities as of March 31, 2017 were overstated by $508,000;
•	Other long term liabilities as of March 31, 2017 were understated by $6,000;
•	Additional paid-in capital as of March 31, 2017 was understated by $119,000; and
•	Retained earnings as of March 31, 2017 was overstated by $288,000.

See Note 15 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this 10-Q/A for the impact of all of the adjustments to our consolidated financial statements in our Original Filing to correct those consolidated financial statements for the effects of the misstatements described above.

Index

Internal Control Deficiencies and Remedial Actions

As further discussed in Part I, Item 4 of this Form 10-Q/A under the caption “Controls and Procedures,” during the course of its investigation, the Audit Committee determined that internal control deficiencies existed with respect to our revenue recognition process. The Audit Committee concluded that these internal control deficiencies constituted material weaknesses in our internal control over financial reporting. As a result, we have concluded that:

•	Our disclosure controls and procedures were not effective as of March 31, 2017; and

•
Our internal control over financial reporting was not effective to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles, or GAAP, as of March 31, 2017.

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

For convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the Restatement. Other than with respect to matters related to the Restatement and related matters (including legal proceedings, government investigations and subsequent events), the Company’s late filings with the United States Securities and Exchange Commission and the consequences therefrom and to correct other immaterial errors, we have not modified or updated disclosures presented in the Original Filing. Accordingly, this Form 10-Q/A does not reflect events occurring after the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing on May 12, 2017. References to the quarterly report on Form 10-Q herein shall refer to the quarterly report on Form 10-Q originally filed on May 12, 2017, as amended by Amendment No. 1 on Form 10-Q/A, originally filed on May 26, 2017.

Index

Part I. Financial Information
Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	March 31,	December 31,
	2017 (unaudited)	2016
Assets
Current assets:
Cash and cash equivalents	$10,400	$8,895
Short term certificates of deposit	2,759	2,754
Accounts receivable, net	4,945	6,288
Federal income tax receivable	-	292
Prepaid and other expenses	492	531
Total current assets	18,596	18,760

Long term certificates of deposit	12,837	12,779
Capitalized software development costs, net	3,731	3,743
Goodwill	12,712	12,712
Deferred tax asset, net	1,073	1,050
Property and equipment, net	577	456
Other assets	64	245
Total assets	$49,590	$49,745

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$640	$930
Accrued expenses	1,696	1,603
Income tax payable	215	-
Deferred revenue	12,704	13,655
Total current liabilities	15,255	16,188

Deferred revenue, non-current portion	3,618	3,790
Other long term liabilities	169	152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 21,970,412 and 21,920,912 shares issued at March 31, 2017, and December 31, 2016, respectively	22	22
Additional paid-in capital	22,183	21,756
Treasury stock, 403,581 shares, at cost, at March 31, 2017 and December 31, 2016	(1,452)	(1,452)
Retained earnings	9,795	9,289
Total stockholders’ equity	30,548	29,615
Total liabilities and stockholders’ equity	$49,590	$49,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2017	2016

Operating Revenues:
Software licenses	$2,578	$2,263
Maintenance and support	5,121	4,446
Professional services	733	642
Total Revenues	8,432	7,351
Cost of revenues
Software licenses	758	626
Maintenance and support	413	394
Professional services	364	423
Total cost of revenues	1,535	1,443
Gross profit	6,897	5,908
Operating expenses
Sales and marketing	3,289	3,005
General and administrative	1,714	1,687
Research and development	722	646
Total operating expenses	5,725	5,338
Income from operations	1,172	570
Interest income (expense), net	70	33
Income before income taxes	1,242	603
Income tax expense	411	220
Net income	$831	$383
Comprehensive income	$831	$383

Net income per common share -
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Weighted average shares outstanding:
Basic	21,544	21,033
Diluted	22,023	21,652

Cash dividends declared per share	$0.015	$0.015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income	$831	$383
Items not involving cash at the time they are recorded in the statement of operations:
Provision for sales returns and doubtful accounts receivable	11	12
Depreciation and amortization	541	501
Share-based compensation	337	239
Deferred taxes	(23)	(19)
Excess tax benefit from share-based compensation	-	(3)
Subtotal before changes in operating assets and liabilities	1,697	1,113
Changes in operating assets and liabilities:
Accounts receivable	1,332	951
Prepaid expenses	39	34
Deferred revenue	(1,123)	(416)
Accounts payable	(290)	(355)
Accrued expenses	93	(327)
Other assets	181	22
Accrued interest receivable	(63)	(16)
Other long-term liabilities	17	3
Income tax receivable and payable	507	198
Net cash provided by operating activities	2,390	1,207
Investing Activities:
Software development costs capitalized	(462)	(488)
Purchase of property and equipment	(188)	(90)
Net cash (used in) investing activities	(650)	(578)
Financing Activities:
Proceeds from exercise of stock options	90	122
Excess tax benefit from share-based compensation	-	3
Dividends paid	(325)	(315)
Net cash (used in) financing activities	(235)	(190)

Net increase in cash	1,505	439
Cash at beginning of period	8,895	15,885
Cash at end of period	$10,400	$16,324

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$15	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements,” as prescribed by the United States Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and footnotes required under GAAP for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q/A should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016, filed with the SEC on June 14, 2018 which we refer to as the 2016 Form 10-K/A, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2016 Form 10-K/A and in this report.

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

Method of Amortization of Deferred Revenue Related to M&S Contracts

In previously issued financial statements, for the fiscal years prior to 2016 and for the first three quarters of 2016, we amortized deferred revenue related to maintenance and support, or M&S, contracts by recording a full month of amortization in the first month of a contract. We used that method based on our intent to match revenue from our M&S contracts to the expense we incur when delivering M&S services. We acknowledge that the more common and widespread practice is to amortize deferred revenue based upon the specific number of days the M&S contract is in place during that month. Both methods result in the recognition of the same amount of revenue over the term of the M&S contract but yield differing amounts of revenue being recognized in the first month and last month of an M&S contract.

Commencing with the issuance of our consolidated financial statements as of December 31, 2016, and for the year then ended, we changed our method of amortizing deferred revenue related to M&S contracts such that our consolidated statements of operations and balance sheets included herein are now prepared using the specific number of days method. This change decreased M&S revenue and net income for the three months ended March 31, 2016 as reported herein by immaterial amounts relative to amounts previously reported for that period. This change increased deferred revenue as of March 31, 2016 by an immaterial amount relative to the amount previously reported as of that date. This change has no effect on the total amount of revenue we will realize from our M&S contracts.

Method of Recording M&S Billings

We may invoice a customer for M&S to be provided commencing on a date in a month subsequent to the month in which we invoice the customer. We typically receive a purchase order from our customers for M&S prior to invoicing them, and it is not uncommon for a customer to pay us in advance of that M&S commencement date either on their own or when we request such payment. Accordingly, in our consolidated balance sheets issued prior to 2016 and for the first three quarters of 2016, we recorded an account receivable and deferred revenue for these invoices as of the date of the invoice. Commencing with the preparation and issuance of our financial statements as of December 31, 2016, we determined that a reasonable, alternate and more conservative method would be to wait until the commencement date of the M&S contract had arrived to record the account receivable and deferred revenue for any such invoices for which we have not been paid as of the balance sheet date. Accordingly, our condensed consolidated balance sheet as of March 31, 2016, included herein is now prepared and presented using that method. This change had the effect of decreasing our reported amounts of accounts receivable and deferred revenue relative to the method we previously used but does not affect any of our reported amounts of revenue or net income.

Reclassification of Sales Engineer Expenses

We employ sales engineers who assist our sales staff in addressing technical considerations by our customers prior to their purchasing our product. Our use of sales engineers has expanded in recent quarters. Prior to 2016 and for the first three quarters of 2016, we classified the expense of sales engineers as part of costs of revenue – professional services. Commencing with the preparation and issuance of our financial statements as of December 31, 2016, we began classifying these expenses as part of sales and marketing expense to more appropriately present the current nature of the activities of our sales engineers. This change has the effect of decreasing cost of revenue – professional services and increasing sales and marketing expense. It does not affect any of our reported amounts of revenue or net income.

Reclassification of Reserve for Uncertain Tax Position

As described in Note 9, we maintain a reserve for uncertain tax positions. Prior to 2016 and for the first three quarters of 2016, we classified that reserve as a current liability since it was not material to our financial statements taken as a whole. Commencing with the preparation of our financial statements as of December 31, 2016, we determined it appropriate to classify it as a component of other long term liabilities. This change has the effect of decreasing current income taxes payable and increasing other long term liabilities.

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

See Note 15 in the Notes to our Consolidated Financial Statements included in Part I, Item 1 of this 10-Q/A for the impact of all of the adjustments to our consolidated financial statements in our Original Filing to correct those consolidated financial statements for the effects of the adjustments described above.

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

We earn the majority of our software license revenue from software products sold under perpetual software license agreements. At the time our customers purchase these products, they typically also purchase an M&S contract. These transactions are multiple element software sales for which we assess the presence of vendor specific objective evidence (“VSOE”) of the fair value of the undelivered elements to determine the portion of these sales to recognize as revenue upon delivery of the software product and the portion of these sales to record as deferred revenue at the time the product is delivered. We amortize the deferred revenue component to revenue in future periods on a straight-line method as we deliver the related future services to the customer. For transactions, if any, for which we cannot establish VSOE of the fair value of the undelivered elements, we initially record the entire transaction as deferred revenue and amortize that amount to revenue in future periods as we deliver the related future services to the customer.

We provide services under M&S contracts with terms generally ranging from one to three years. We require up-front payment of our M&S fee in an amount that covers the entire term of the agreement.  We record deferred revenue at the commencement date of the contract or when we receive payment, whichever occurs first.  We amortize the related deferred revenue over the term of the contract, based upon the specific number of days method. Deferred revenue related to services we will deliver within one year is presented as a current liability while deferred revenue related to services that we will deliver more than one year into the future is presented as a non-current liability. We reduce deferred revenue and recognize revenue ratably in future periods on a straight-line method as we deliver the M&S service.

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

If, after assessing the totality of these qualitative events and circumstances, we determine it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, we conclude there is no impairment of goodwill and perform no further testing, in accordance with GAAP. If we conclude otherwise, we proceed with performing the first step, and if necessary, the second step, of the two-step goodwill impairment test prescribed by GAAP.

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

Index

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was $419,561 and $408,136 in the 2017 quarter and the 2016 quarter, respectively.

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

We account for uncertainty in income taxes using a two-step process to determine the amount of tax benefit to be recognized. First, we evaluate the tax position to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, we assess the tax position to determine the amount of benefit to recognize in the consolidated financial statements. The amount of the benefit we recognize is the largest amount that we believe has a greater than 50 percent likelihood of being realized upon ultimate settlement. Unrecognized tax benefits represent tax positions for which reserves have been established.

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016) – This standard discontinued the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. As prescribed by this standard, we adopted it beginning January 1, 2017, and followed it in the preparation of our consolidated financial statements as of March 31, 2017, and for the three months then ended.

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

ASU 2016-02, Leases (issued February 2016) - The main difference between existing GAAP and this ASU 2016-02 is the presentation by lessees on their financial statements of lease assets and lease liabilities arising from operating leases. Since this new standard retains the distinction between finance and operating leases, the effect of leases in the statement of operations and the statement of cash flows will be largely unchanged from existing GAAP. Our only lease of significance is our operating lease for our corporate office space for which we will present a right-to-use asset and a lease liability on our consolidated balance sheet when we implement this standard. We are in the process of determining those amounts. In accordance with this standard, we will implement it beginning with our interim and annual financial statements for 2019. The extent of the effect of this standard on our consolidated financial statements for 2019 and later will depend upon the leases, if any, that we have in effect at that date.

Index

ASU 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes (issued November 2015) - This pronouncement requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying consolidated financial statements in the manner described in Note 9 below.

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

We have determined that the application of ASU 2014-09 will have a material effect on the timing of our recording of expenses resulting from the incremental costs we incur to obtain a contract with a customer to deliver goods and services. These incremental costs consist primarily of sales commissions paid to our sales people and royalties on certain of our products paid to third parties. For years ended December 31, 2017 and earlier, we recorded the full amount of the sales commission and royalties paid on the full value of an M&S or SaaS contract as an expense on the inception date of the M&S contract. Under ASU 2014-09, we will account for such costs we incur in 2018 and later as follows:

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

Index

5.           Accounts Receivable, Net

We bill our customers and issue them an invoice when we have delivered our goods or services to them. In addition, when our customers agree to purchase or renew M&S services, we bill and invoice our customers at that time, which could be before the date we begin delivering those services. In that event, we exclude from accounts receivable (and from the related deferred revenue, see Note 3) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our consolidated financial statements. Accordingly, we determine our accounts receivable, net, as follows ($ in thousands):

	March 31, 2017	December 31, 2016
Total invoices issued and unpaid	$5,633	$6,932
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(410)	(381)
Gross accounts receivable	5,223	6,551
Allowance for sales returns and doubtful accounts	(278)	(263)
Accounts receivable, net	$4,945	$6,288

6.  Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activities were as follows: ($ in thousands):

	March 31,	December 31,
	2017	2016
Gross capitalized cost	$7,714	$7,252
Accumulated amortization	(3,983)	(3,509)
Capitalized software development costs, net	$3,731	$3,743

	Three Months Ended March 31,
	2017	2016
Amount capitalized	$462	$488
Amortization expense	(474)	(430)

	Released	Unreleased
	Products	Products
Gross capitalized amount at March 31, 2017	$6,171	$1,543
Accumulated Amortization	(3,983)	-
Net	$2,188	$1,543

Future amortization expense:
Nine months ending December 31, 2017	1,116
Year ending December 31,
2018	856
2019	216
2020	-
Total	$2,188

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

	Three Months Ended March 31,
	2017	2016
Share-based compensation expense	$337	$239

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

Index

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000’s)

Outstanding at December 31, 2016	2,407,005	$3.00	7.19	$2,574
Granted	660,000	$3.76
Forfeited	(86,080)	$3.87
Exercised	(49,500)	$1.82
Outstanding at March 31, 2017	2,931,425	$3.17	6.93	$2,238

Exercisable at March 31, 2017	1,245,214	$2.59	3.89	$1,681

Additional information about our stock options is as follows:

	Three Months Ended March 31,
	2017	2016
Weighted average fair value of options granted	$1.57	$1.67
Intrinsic value of options exercised	$100,386	$71,745
Cash received from stock options exercised	$90,114	$121,671

Number of options that vested	295,124	193,866
Fair value of options that vested	$479,742	$289,463

Unrecognized compensation expense related to non-vested options at end of period	$2,383,732	$1,769,538
Weighted average years over which non-vested option expense will be recognized	2.34	2.43

As of March 31, 2017
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	87,100	2.47	$1.07	87,100	$1.07
$1.47 - $2.32	459,745	2.67	$1.83	458,385	$1.83
$2.34 - $3.52	1,144,680	7.29	$3.22	525,179	$3.02
$3.53 - $4.25	1,239,900	8.50	$3.76	174,550	$4.05
Total options	2,931,425			1,245,214

Index

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2017	2016
Expected volatility	49%	56%
Expected annual dividend yield	1.50%	1.50%
Risk free rate of return	1.94%	1.53%
Expected option term (years)	6.00	6.00

Restricted Stock Awards

Our 2015 Non-Employee Directors Long-Term Equity Incentive Plan (“2015 Directors Plan”) provides for the issuance of either stock options or restricted stock awards for up to 500,000 shares of our common stock. Provisions and characteristics of this plan include the following:

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

•	Restricted shares participate in dividend payments and may be voted.
•	As of March 31, 2017, stock based incentives for up to 340,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2016	80,000	$3.31
Shares granted with restrictions	-	$-
Shares vested and restrictions removed	-	$-	$-
Restricted shares outstanding at March 31, 2017	80,000	$3.31

Unrecognized compensation expense for non-vested shares as of March 31, 2017
Expense to be recognized in future periods	$25,322
Weighted average number of months over which expense is expected to be recognized	1.2

9.           Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	Three months ended March 31,
	2017			2016
	Current	Deferred	Total	Current	Deferred	Total
Federal	$390	$(22)	$368	$218	$(7)	$211
State	44	(1)	43	21	(12)	9
Total	$434	$(23)	$411	$239	$(19)	$220

Index

Deferred income taxes on our consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	March 31,	December 31,
	2017	2016
Deferred tax assets:
Deferred revenue	$1,280	$1,229
Capital loss carryforward	1,099	1,099
Share-based compensation	623	578
Compensation and benefits	229	278
Texas franchise tax R&D credit	156	153
Allowance for doubtful accounts	94	114
Net operating loss carryforward	76	91
Other	57	56
Less Valuation Allowances:
Capital loss carryforward	(1,099)	(1,099)
Texas franchise tax R&D credit	(156)	(153)
Total deferred tax assets	2,359	2,346

Deferred tax liabilities:
Intangible assets	1,285	1,289
Depreciation	1	7
Total gross deferred tax liabilities	1,286	1,296

Net deferred tax assets	$1,073	$1,050

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

We claim research and experimentation tax credits, or R&D tax credits, on certain of our tax returns and have included the effect of those credits in our provision for income taxes. A routine examination of our 2008, 2009 and 2010 federal income tax returns conducted and completed by the Internal Revenue Service resulted in the amount of the R&D tax credits allowed for those years being less than the amounts we claimed on those federal income tax returns. If the Internal Revenue Service examines our federal income tax returns for 2011 and later years, we believe they may apply their same criteria to the R&D tax credits we claimed on those tax returns. Accordingly, we believed it more-likely-than-not that the R&D tax credit allowed for those years may be less than the amounts we have claimed.  As a result, we maintain a reserve for an uncertain tax position for this matter in the amount of $141,000 as of March 31, 2017.

Index

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$121	$90
Increases for tax positions related to the current year	15	6
Increases for tax positions related to prior years	6	-
Balance at end of period	$142	$96

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

Our income tax expense reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three months ended March 31,
	2017	2016
Income tax expense at federal statutory rate	$422	$205
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	28	10
Stock based compensation	60	16
Other	7	35
R&D tax credit uncertain tax position (net)	(65)	(32)
Research and development credit	(30)	6
Domestic production activities deduction	(11)	(20)
Income tax expense per the statements of operations	$411	$220

10.          Earnings per Common Share

Earnings per share for the periods indicated were as follows ($ in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Numerators
Numerator for basic and diluted earnings per share:
Net income	$831	$383

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	21,544	21,033

Dilutive potential common shares
Stock options and awards	479	619
Denominator for diluted earnings per share	22,023	21,652

Net income per common share - basic	$0.04	$0.02
Net income per common share – diluted	$0.04	$0.02

Index

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

Legal and Regulatory Matters

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

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017, on August 9, 2017, a securities class action complaint, Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cv-00753, was filed against the Company in the United States District Court for the Western District of Texas. The complaint names as defendants the Company, Matthew Goulet, and James Albrecht for allegedly making materially false and misleading statements regarding, inter alia, the Company’s previously reported financial statements. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs, attorneys’ fees, and equitable relief. On November 6, 2017, the Court appointed a lead plaintiff, who has agreed to file an amended complaint following the completion of the Restatement. Management intends to vigorously defend against this action. At this time, the Company cannot predict how the courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the resulting damages could have a material adverse effect on its financial position, liquidity, or results of operations.

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

Index

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

Revenues derived from customers and partners located in the United States accounted for approximately 78% and 73% of our total revenues in the 2017 and 2016 quarters, respectively.  The remaining revenues were from customers and partners located in foreign countries with each individual foreign country accounting for less than 10% of total revenues in all periods.  We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of March 31, 2017.

15.          Restatement

The Company has concluded that its previously issued consolidated financial statements for the three months ended March 31, 2017 should be restated due to misstatements related to certain revenue transactions incorrectly recognized during the year ended December 31, 2016 as well as other transactions identified during the Audit Committee’s  investigation and management’s analysis and for certain changes in the Company’s accounting methods, reclassifications and revisions as discussed in Note 3 to these condensed consolidated financial statements.

The three months ended March 31, 2016 have been revised due to immaterial adjustments related to the Audit Committee’s investigation and management’s analysis and for certain changes in the Company’s accounting methods, reclassifications and revisions as discussed in Note 3 to these condensed consolidated financial statements.

The impact of all of the misstatements described above on the condensed consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 are as follows:

Index

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheet
March 31, 2017
(in thousands except share amounts)
(Unaudited)

	Previously Reported	Adjustments	As Revised
Assets
Current assets:
Cash and cash equivalents	$10,400	-	$10,400
Short term certificates of deposit	2,759	-	2,759
Accounts receivable, net	5,499	(554)	4,945
Federal income tax receivable	-	-	-
Prepaid and other expenses	492		492
Total current assets	19,150	(554)	18,596

Long term certificates of deposit	12,837	-	12,837
Capitalized software development costs, net	3,731	-	3,731
Goodwill	12,712	-	12,712
Deferred tax asset, net	1,190	(117)	1,073
Property and equipment, net	577	-	577
Other assets	64		64
Total assets	$50,261	$(671)	$49,590

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$657	(17)	$640
Accrued expenses	1,928	(232)	1,696
Income tax payable	474	(259)	215
Deferred revenue	12,704	-	12,704
Total current liabilities	15,763	(508)	15,255

Deferred revenue, non-current portion	3,618	-	3,618
Other long term liabilities	163	6	169

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 shares authorized, no shares issued or outstanding	-	-	-
Common stock, par value $0.001 per share, 40,000,000 shares authorized, 21,970,412 shares issued	22	-	22
Additional paid-in capital	22,064	119	22,183
Treasury stock, 403,581 shares, at cost	(1,452)		(1,452)
Retained earnings	10,083	(288)	9,795
Total stockholders’ equity	30,717	(169)	30,548
Total liabilities and stockholders’ equity	$50,261	$(671)	$49,590

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Income
For the Three Months Ended March 31, 2017
(In thousands, except per share amounts)
(Unaudited)

	Previously Reported	Adjustment	As Revised

Operating Revenues:
Software licenses	$2,464	$114	2,578
Maintenance and support	5,121	-	5,121
Professional services	733	-	733
Total Revenues	8,318	114	8,432
Cost of revenues
Software licenses	736	22	758
Maintenance and support	412	1	413
Professional services	377	(13)	364
Total cost of revenues	1,525	10	1,535
Gross profit	6,793	104	6,897
Operating expenses
Sales and marketing	3,330	(41)	3,289
General and administrative	1,721	(7)	1,714
Research and development	739	(17)	722
Total operating expenses	5,790	(65)	5,725
Income from operations	1,003	169	1,172
Other income	70	-	70
Income before income taxes	1,073	169	1,242
Income tax expense	322	89	411
Net income	$751	$80	$831
Comprehensive income	$751	$80	$831

Net income per common share:
Basic	$0.03	$-	$0.04
Diluted	$0.03	$-	$0.04

Weighted average shares outstanding:
Basic	21,544		21,544
Diluted	22,023		22,023

Cash dividends declared per share	$0.015		$0.015

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2017
(in thousands)
(Unaudited)

	Previously Reported	Adjustment	As Revised
Operating Activities:
Net income	$751	$80	$831
Items not involving cash at the time they are recorded in the statement of operations:
Provision for sales returns and doubtful accounts receivable	11	-	11
Depreciation and amortization	541	-	541
Share-based compensation	324	13	337
Deferred taxes	(248)	225	(23)
Excess tax benefit from share-based compensation	-	-	-
Subtotal before changes in operating assets and liabilities	1,379	318	1,697
Changes in operating assets and liabilities:
Accounts receivable	1,454	(122)	1,332
Prepaid expenses	29	10	39
Deferred revenue	(1,123)	-	(1,123)
Accounts payable	(219)	(71)	(290)
Accrued expenses	92	1	93
Other assets	181	-	181
Accrued interest receivable	(63)	-	(63)
Other long-term liabilities	16	1	17
Income tax receivable and payable	643	(136)	507
Net cash provided by operating activities	2,389	1	2,390
Investing Activities:
Software development costs capitalized	(462)	-	(462)
Purchase of property and equipment	(188)	-	(188)
Net cash (used in) investing activities	(650)	-	(650)
Financing Activities:
Proceeds from exercise of stock options	90	-	90
Excess tax benefit from share-based compensation	-	-	-
Dividends paid	(324)	(1)	(325)
Net cash (used in) financing activities	(234)	(1)	(235)
Net increase in cash	1,505	-	1,505
Cash at beginning of period	8,895	-	8,895
Cash at end of period	$10,400	$-	$10,400

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$15	$-	$15

Index

Condensed Consolidated Balance Sheet
(in thousands)
As of March 31, 2016

	As Previously Reported	Adjustments	As Revised
Assets
Current assets:
Cash and cash equivalents	$16,324		$16,324
Short term investments	3,270		3,270
Accounts receivable, net	5,340	(365)	4,975
Federal income tax receivable	35	315	350
Prepaid and other expenses	477		477
Total current assets	25,446	(50)	25,396

Long term investments
Property and equipment, net	517		517
Capitalized software development costs, net	4,040		4,040
Goodwill	12,712		12,712
Deferred tax asset, net	959		959
Other assets	38		38
Total assets	$43,712	$(50)	$43,662

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	489	(5)	484
Accrued expenses	1,621	(55)	1,566
Deferred revenue	11,672	318	11,990
Income taxes payable	34	(34)	-
Total current liabilities	13,816	224	14,040

Deferred revenue, non-current portion	3,718	144	3,862
Other long term liabilities	41	96	137
			-
Stockholders’ Equity:			-
Preferred stock	-		-
Common stock	21		21
Additional paid-in capital	19,930	81	20,011
Treasury stock	(1,452)		(1,452)
Retained earnings	7,638	(595)	7,043
Total stockholders’ equity	26,137	(514)	25,623
Total liabilities and stockholders’ equity	$43,712	$(50)	$43,662

Index

Condensed Consolidated Statement of Operations and Comprehensive Income
(in thousands, except per share amounts)
For the Three Months Ended March 31, 2016

	As Previously Reported	Adjustments	As Revised

Operating revenues:
Software licenses	$2,299	$(36)	$2,263
Maintenance and support	4,497	(51)	4,446
Professional services	614	28	642
Total revenues	7,410	(59)	7,351
Costs of revenues
Software licenses	630	(4)	626
Maintenance and support	394	-	394
Professional services	569	(146)	423
Total costs of revenues	1,593	(150)	1,443
Gross Profit	5,817	91	5,908
Operating expenses
Sales and marketing	2,901	104	3,005
General and administrative	1,733	(46)	1,687
Research and development	627	19	646
Total operating expenses	5,261	77	5,338
Income from operations	556	14	570
Other income (expense), net	33		33
Income before income taxes	589	14	603
Income tax expense	182	38	220
Net income	$407	$(24)	$383
Comprehensive income	$407	$(24)	$383

Net income per common share - basic	$0.02	$-	$0.02

Net income per common share - diluted	$0.02	$-	$0.02

Index

Condensed Consolidated Statement of Cash Flows
(in thousands)
For the Three Months Ended March 31, 2016

	As Previously Reported	Adjustments	As Revised

Operating Activities:
Net income	$407	(24)	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	43	(31)	12
Depreciation and amortization	501		501
Stock-based compensation	222	17	239
Deferred taxes	(19)		(19)
Excess tax deficiency from exercise of share based compensation	(3)		(3)
Subtotal before changes in operating assets and liabilities	1,151	(38)	1,113
Changes in operating assets and liabilities:
Accounts receivable	698	253	951
Prepaid expenses	34		34
Deferred revenues	(222)	(194)	(416)
Accounts payable	(350)	(5)	(355)
Accrued expenses	(272)	(55)	(327)
Other assets	22		22
Accrued interest receivable	(16)		(16)
Other long-term liabilities	(3)	6	3
Income tax receivable and payable	165	33	198
Net cash provided by (used in) operating activities	1,207	-	1,207
Investing Activities:
Software development costs	(488)		(488)
Purchase of property and equipment	(90)		(90)
Net cash provided by (used in) investing activities	(578)	-	(578)
Financing Activities:
Proceeds from exercise of stock options	122		122
Tax deficiency (benefit) from stock-based compensation	3		3
Dividends paid	(315)		(315)
Net cash provided by (used in) financing activities	(190)	-	(190)
Net increase (decrease) in cash	439		439
Cash at beginning of period	15,885	-	15,885
Cash at end of period	$16,324	$-	$16,324

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$22	$-	$22

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q/A and any documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Quarterly Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2016 Form 10-K/A and other documents filed with the SEC.  Therefore, GlobalSCAPE’s actual results of operations and financial condition in the future could differ materially from those discussed in this Form 10-Q/A.

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

We earn most of our revenue from the sale of EFT and products that are part of our EFT platform. We earn revenue from the sale of perpetual software licenses, providing products under software-as-a-service, or SaaS, subscriptions, providing maintenance and support services, or M&S, and offering professional services for product implementation, integration and training.

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

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2017:
-	Recognized for three Info Security Products Guide 2017 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
-	Innovation in Compliance (Gold Winner) – Enhanced File Transfer.
-	Cloud/SaaS Solutions (Gold Winner) – EFT Cloud Services.
-	BYOD Security (Bronze Winner) – EFT Workspaces.
-	Received a 5-Star rating in The Channel Company’s CRN 2017 Partner Program Guide for the third year in a row.
-	Honored with the 2017 Total Rewards & Benefits Excellence Award by the HRO Today Services and Technology Association.
-	Selected as a finalist in the 2017 Cybersecurity Product Awards Secure File Transfer: EFT Enterprise.

•	In 2016:
-	Recognized as a 2016 Top Workplace by San Antonio Express-News, marking our sixth recognition as a Top Workplace in San Antonio.
-	Named as Leader in Secure Information Exchange Services 2016 – Texas by the Corp America 2016 Small Cap Awards.

Index

-	Earned awards from Info Security Guide in several categories, including:
-	EFT Workspaces – Gold Winner in BYOD Security.
-	Enhanced File Transfer – Silver Winner in Compliance.
-	EFT Cloud Services – Bronze Winner in Cloud Security.
-	Mail Express – Bronze Winner in Email Security and Management.
-	Received a 5-Star rating in The Channel Company’s CRN 2016 Partner Program Guide for the second year in a row.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the sixth year in a row with a ranking of #16 in the medium size category.
-	Honored as the HR Employer of the Year and Excellence in Engagement Strategy in North America by the HRO Today Services and Technology Association.
-	Recognized by the San Antonio Business Journal as a 2016 Best Place to Work, making this the fifth time GlobalSCAPE has received this honor.
-	Named by Computerworld as one of the best companies to work for in IT for the third consecutive year with a ranking of #3 in the small company category.

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

Index

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

Adjusted EBITDA (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) to provide us a view of income and expenses from our operations that is supplemental and secondary to our primary assessment of net income as presented in our condensed consolidated statement of operations and comprehensive income. We use Adjusted EBITDA to provide another perspective for measuring profitability that does not include the effects of the following items:

•	Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and share-based compensation);
•	The cost of financing our business; and
•	The effects of income taxes

We monitor Adjusted EBITDA to assess our performance relative to our intended strategies, expected patterns of actions, and budgets. We use the results of that assessment to adjust our future activities to the extent we deem necessary.

Adjusted EBITDA is not a measure of financial performance under GAAP. It should not be considered as a substitute for net income presented on our condensed consolidated statement of operations and comprehensive income. Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or without a simultaneous reading and consideration of our consolidated financial statements prepared in accordance with GAAP.

Index

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net Income	$831	$383
Add (subtract) items to determine adjusted EBITDA:
Income tax expense	411	220
Interest (income) expense, net	(70)	(33)
Depreciation and amortization:
Total depreciation and amortization	541	501
Amortization of capitalized software development costs	(474)	(430)
Stock-based compensation expense	337	239
Adjusted EBITDA	$1,576	$880

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

We have multiple revenue streams from the EFT Platform products that include:

•
Perpetual software licenses under which customers pay us a one-time fee for the right to install our products in their information systems environment on computers they manage and either own or otherwise procure from a cloud services provider, including deploying our products at a cloud services provider in a BYOL (Bring your own license) environment.

•	Cloud-based, SaaS solutions that we sell on an ongoing subscription basis resulting in our earning a recurring, monthly subscription fee to access the service.
•	M&S.
•	Professional services for product installation, integration and training.

Index

We also sell products that can be synergistic to our EFT platform. These products have capabilities that:

•	Support information sharing and exchange capabilities using traditional email systems.
•	Enable enterprise file synchronization and sharing.
•
Enhance the ability to replicate, share and backup files within a wide area network or local area network, thereby allowing users to access their data at higher speeds than possible with most alternate approaches.

•	Support file transfers by individuals and small businesses.

We earn most of our revenue from the sale of our EFT Platform that support business-to-business activities and are strategically focused on selling products in that environment. We intend to expend the majority of our resources in the future for product research and development, marketing, and sales in a manner that concentrates on the business-to-business market. We believe our products and business capabilities are well-positioned to compete effectively in that market.

Some of our products support consumer-oriented file transfers and file sharing. Even though these products are profitable on an overall basis, we anticipate the future resources we will expend related to products sold to consumers and the associated revenue we earn from those products will continue to be a minor part of our business.

The following discussion presents a summary description of our specific products and solutions.

Managed File Transfer – Enhanced File Transfer Platform

Enhanced File Transfer, or EFT, is the brand name of our core MFT product platform. Our EFT platform products received multiple industry awards in compliance categories in 2016 including the 2016 Golden Bridge awards, the Network Product Guide’s 2016 IT World Awards, and the 2016 Info Security Products Guide Global Excellence Awards.

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

The EFT platform provides a common, scalable MFT environment that accommodates a broad family of accompanying modules to provide enterprises with increased security, automation, and performance when compared to traditional FTP-based and e-mail delivery systems. Various optional modules allow users to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities.

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

•	Enhanced compatibility of web transfer client file transfers through HTML5 support in addition to the existing Java Runtime Environment.
•	Increased scalability and business continuity with more flexible, uninterrupted file transfer service.
•	Improved facilitation of PCI DSS version 3.0 compliance with updates to security components, such as PGP and AS2.
•	Enhanced and expanded event rule functionality which improves the ability to integrate our products with client business processes and backend systems.
•	Support for active-active high availability in Amazon Web Services.
•	Enhanced security features supporting improved compliance with Health Insurance Portability and Accountability Act of 1996 (or HIPAA) guidelines.

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

Professional Services

We offer a range of professional services to complement our on-premises and SaaS solutions. These professional services include system integration, solution “quickstart” implementations, business process and workflow, policy development, education and training, and solution health checks. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary, to support certain solution implementations and integrations.

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

Index

Employees

Our number of employees is as follows:

	March 31,
Department	2017	2016
Sales and Marketing	52	46
Engineering	36	29
Professional Services	8	14
Customer Support	21	20
Management and Administration	19	19
Total	136	128

Solution Perspective and Trends

The components of our revenue are as follows ($ in thousands):

	Three Months Ended March 31,
	2017		2016
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$2,578	30.6%	$2,263	30.8%
M&S	5,121	60.7%	4,446	60.5%
Professional Services	733	8.7%	642	8.7%

Total Revenue	$8,432	100.0%	$7,351	100.0%

Revenue by Product Line
License
EFT Platform	$2,397	93.0%	$1,959	86.6%
Other	181	7.0%	304	13.4%

Total License Revenue	2,578	100.0%	2,263	100.0%

M&S
EFT Platform	4,841	94.5%	4,125	92.8%
Other	280	5.5%	321	7.2%

Total M&S Revenue	5,121	100.0%	4,446	100.0%

Professional Services (all EFT Platform)	733	100.0%	642	100.0%

Total Revenue
EFT Platform	7,971	94.5%	6,726	91.5%
Other	461	5.5%	625	8.5%

Total Revenue	$8,432	100.0%	$7,351	100.0%

Index

Our total revenue increased 15% in the 2017 quarter compared to the 2016 quarter. Revenue from our EFT platform products and services increased 19% which consisted of EFT platform license revenue increasing 22%, EFT platform M&S revenue increasing 17%, and professional services revenue increasing 14%. Revenue from our other product lines decreased which is consistent with our expectations as discussed below. For a more complete discussion of these revenue trends, see Comparison of the Statement of Operations for the Three Months Ended March 31, 2017 and 2016.

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

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work. In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

•	Increasing sales staffing and capabilities as needed to address our markets.
•	Aligning our sales group to enhance its industry and geographic focus.

Index

•	Implementing new sales and marketing campaigns.
•	Evolving our lead generation programs to increase our sales staff’s exposure to potential purchasers.
•	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

Liquidity and Capital Resources

Our total cash, cash equivalents, certificates of deposit and working capital positions were as follows ($ in thousands):

	March 31, 2017	December 31, 2016
Cash and cash equivalents	$10,400	$8,895
Short term certificates of deposit	2,759	2,754
Long term certificates of deposit	12,837	12,779
Total cash, cash equivalents and certificates of deposit	$25,996	$24,428

Current assets	$18,596	$18,760
Current liabilities	(15,255)	(16,188)
Working capital	$3,341	$2,572

At March 31, 2017, our certificates of deposit in current assets mature on various dates through October 2017. Our long term certificates of deposit mature after March 31, 2018, on various dates through December 2021.

When assessing our liquidity and capital resources, we consider the following factors:

•
We may access and monetize our certificates of deposit at any time without risk of loss of the original amounts invested. If we were to redeem these certificates of deposit prior to their maturity, we may incur a penalty and forfeit certain amounts of accrued interest, but we view such amounts as not material.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Three Months Ended March 31,
	2017	2016
Operating activities	$2,390	$1,207
Investing activities	(650)	(578)
Financing activities	(235)	(190)

Index

Our cash provided by operating activities increased during the 2017 quarter compared to the 2016 quarter primarily due to the following factors:

•
Net income after considering items not involving cash at the time they are recorded in the statement of operations, as set forth on our Condensed Consolidated Statements of Cash Flow, increased $583,000. See the section below under Comparison of the Statement of Operations for the Three Months Ended March 31, 2017 and 2016 for a discussion of the changes in the components of these amounts.

•
Cash flow from payments by customers resulted in accounts receivable decreasing $1.3 million in the 2017 quarter compared to $951,000 in the 2016 quarter. This increased cash flow was primarily due to the increase in our revenue during the three months ended December 31, 2016, compared to the three months ended December 31, 2015, which in turn resulted in increased cash collections during the 2017 quarter when the accounts receivable from those sales were due.

•
Payments to our vendors and service providers resulted in accounts payable decreasing $290,000 during the 2017 quarter compared to decreasing $355,000 during the 2016 quarter. The change in the amount of the decrease was primarily due to:

•
The payment during the 2016 quarter of invoices for certain marketing expenses incurred in 2015 for initial expansion of certain sales and marketing programs which were expenses that did not have to be repeated in the 2016 quarter and paid in the 2017 quarter; and

•	Normal variations in the timing of payments to our vendors.

•	Income tax receivable and payable decreased $507,000 in the 2017 quarter compared to decreasing $198,000 in the 2016 quarter primarily due to:

•
Receiving from the Internal Revenue Service during the 2017 quarter a refund of taxes paid in previous years as a result of favorable adjustments to our research and development tax credits previously claimed; and

•	Normal variations in the timing of our tax payments.

•
Accrued expenses increased $93,000 in the 2017 quarter compared to decreasing $327,000 in the 2016 quarter primarily due to normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as a part of our financial statements.

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

Index

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

Comparison of the Statement of Operations for the Three Months Ended March 31, 2017 and 2016

	Three Months Ended March 31,
	2017	2016	$ Change
	$ in thousands

Total revenues	$8,432	$7,351	$1,081
Total cost of revenues	1,535	1,443	92
Gross profit	6,897	5,908	989
Operating expenses
Sales and marketing	3,289	3,005	284
General and administrative	1,714	1,687	27
Research and development	722	646	76
Total operating expenses	5,725	5,338	387
Income from operations	1,172	570	602
Other income	70	33	37
Income before income taxes	1,242	603	639
Income tax expense	411	220	191
Net income	$831	$383	$448

In the discussion below, we refer to the three months ended March 31, 2017, as the “2017 quarter” and the three months ended March 31, 2016, as the “2016 quarter.” The percentage changes cited in our discussions are based on the 2017 quarter amounts compared to the 2016 quarter amounts.

Index

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended March 31,
	2017		2016
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$2,578	30.6%	$2,263	30.8%
M&S	5,121	60.7%	4,446	60.5%
Professional Services	733	8.7%	642	8.7%

Total Revenue	$8,432	100.0%	$7,351	100.0%

Revenue by Product Line
License
EFT Platform	$2,397	93.0%	$1,959	86.6%
Other	181	7.0%	304	13.4%

	2,578	100.0%	2,263	100.0%
M&S
EFT Platform	4,841	94.5%	4,125	92.8%
Other	280	5.5%	321	7.2%

	5,121	100.0%	4,446	100.0%

Professional Services (all EFT Platform)	733	100.0%	642	100.0%

Total Revenue
EFT Platform	7,971	94.5%	6,726	91.5%
Other	461	5.5%	625	8.5%

	$8,432	100.0%	$7,351	100.0%

Our total revenue increased 15%. This increase consisted of growth in total revenue from our EFT platform products and services of $1.2 million, or 19%, offset by a decrease in revenue from our other products that constitute less than 10% of our total revenue. These trends are in line with our expectations in light of our announcement in mid-2016 that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our other products consisting of Mail Express, WAFS, CuteFTP, and TappIn, we would de-emphasize those products in the future, not expend future significant product development and engineering resources to enhance those products, and not dedicate significant future sales and marketing activities to them. We intend to maintain our focus on our EFT platform for the foreseeable future such that we expect to see a continuing decline in revenue from our products other than those that are part of the EFT platform.

EFT Platform Products

License, M&S and professional services revenue from our EFT platform products increased 22%, 17% and 14% respectively. The increases across these products and services were primarily due to continued enhancement in our product development and software engineering groups which allowed us to refine our process for identifying new product opportunities, to better focus our resources on products that would yield larger and more immediate revenue opportunities, and to optimize our project management and software engineering processes to reduce the time necessary to produce new or improved products.

Index

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

The 22% increase in license revenue from our EFT platform products was primarily due to:

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

Index

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

Cost of software license revenue increased 21% and as a percent of software license revenue was 29% in the 2017 quarter compared to 28% in the 2016 quarter. These increases were primarily due to:

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

Sales and Marketing.  We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 39% of total revenue for the 2017 quarter compared to 41% of total revenue for the 2016 quarter. In absolute dollars these expenses increased 9%. These variations were primarily due to:

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

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Three Months Ended March 31,
	2017	2016
R&D expenditures expensed	$722	$646
R&D expenditures capitalized	462	488
Total R&D expenditures (non-GAAP measurement)	$1,184	$1,134

Index

Total R&D expenditures increased 5% primarily due to a planned increase in our software engineering headcount offset by a decrease in the cost of third-party software developers as a result of our efforts during 2016 to reduce our reliance on those outsourced services. Our R&D expense increased 12% as we continued our enhanced focus on our EFT platform and its installed customer base to ensure the products those customers are using remain optimized to meet their needs. Our R&D capitalized decreased 5% primarily due to those amounts in the 2016 quarter including higher cost, outsourced engineering work on products other than those that are part of our EFT platform which is work that did not occur in the 2017 quarter as a result of our focus on the development of our EFT platform primarily using our in-house personnel.

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

Interest income (expense), net.  Interest income (expense), net consists primarily of interest income earned on certificates of deposit. The increase in this amount was due primarily to enhanced investment of our cash to earn a higher rate of interest.

Income Taxes.  Our effective tax rate was 33% for the 2017 quarter and 36% for the 2016 quarter. These rates differed from a federal statutory tax rate of 34% primarily due to:

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

During the 2017 quarter and 2016 quarter, we earned approximately 14% of our revenue from a single third party channel distributor who purchases products from us and resells them to their customers. Approximately 16% of our accounts receivable as of March 31, 2017 were due from this distributor. We have since received payment for substantially all of these accounts receivable.

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

At the time of the Original Filing, our management, including our President and Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2017. In connection with the internal investigation described in the Explanatory Note to this Form 10-Q/A and the filing of this Form 10-Q/A, under the supervision and with the participation of our management, we re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Further, our management, including our President and Chief Executive Officer and our interim Chief Financial Officer, re-evaluated the conclusions regarding our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting, our management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of March 31, 2017.

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

Index

Changes in Internal Control Over Financial Reporting

With the exception of the remediation efforts described below, there has been no change in our internal control over financial reporting that occurred during the quarterly period covered by this report and during the subsequent time period through the filing of this Form 10-Q/A that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We designed a remediation plan to strengthen our internal control over financial reporting and haven taken, and will continue to take, remediation steps to address the material weaknesses described above.  We also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal controls over financial reporting.

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

Index

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under “Note 12 – Commitments and Contingencies – Legal and Regulatory Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q/A is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K/A filed with the SEC on June 14, 2018. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

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

GLOBALSCAPE, INC.

June 14, 2018	By:	/s/ Karen J. Young
Date		Karen J. Young
Interim Chief Financial Officer