Form 10-Q
period 2017-06-30
GLOBALSCAPE INC
filed 2018-06-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 31, 2017 there were 21,793,131 shares of common stock outstanding.

GlobalSCAPE, Inc.
Quarterly Report on Form 10-Q
For the Quarter ended June 30, 2017

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

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,757	$8,895
Short term certificates of deposit	2,763	2,754
Accounts receivable, net	6,016	6,288
Federal income tax receivable	961	292
Prepaid and other expenses	425	531
Total current assets	18,922	18,760

Long term certificates of deposit	12,898	12,779
Capitalized software development costs, net	3,761	3,743
Goodwill	12,712	12,712
Deferred tax asset, net	1,179	1,050
Property and equipment, net	551	456
Other assets	102	245
Total assets	$50,125	$49,745

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$948	$930
Accrued expenses	1,465	1,603
Deferred revenue	12,284	13,655
Total current liabilities	14,697	16,188

Deferred revenue, non-current portion	3,877	3,790
Other long term liabilities	171	152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 22,192,412 and 21,920,912 shares issued at June 30, 2017, and December 31, 2016, respectively	22	22
Additional paid-in capital	22,885	21,756
Treasury stock, 403,581 shares, at cost, at June 30, 2017 and December 31, 2016	(1,452)	(1,452)
Retained earnings	9,925	9,289
Total stockholders’ equity	31,380	29,615
Total liabilities and stockholders’ equity	$50,125	$49,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Operating Revenues:
Software licenses	$2,700	$2,796	$5,279	$5,060
Maintenance and support	5,222	4,553	10,343	8,998
Professional services	551	762	1,283	1,404
Total Revenues	8,473	8,111	16,905	15,462
Cost of revenues
Software licenses	752	796	1,509	1,422
Maintenance and support	425	386	838	780
Professional services	353	452	717	875
Total cost of revenues	1,530	1,634	3,064	3,077
Gross profit	6,943	6,477	13,841	12,385
Operating expenses
Sales and marketing	3,196	2,879	6,485	5,884
General and administrative	1,889	1,726	3,603	3,413
Research and development	1,213	585	1,935	1,232
Total operating expenses	6,298	5,190	12,023	10,529
Income from operations	645	1,287	1,818	1,856
Interest income (expense), net	77	27	146	60
Income before income taxes	722	1,314	1,964	1,916
Income tax expense	265	473	676	693
Net income	$457	$841	$1,288	$1,223
Comprehensive income	$457	$841	$1,288	$1,223

Net income per common share -
Basic	$0.02	$0.04	$0.06	$0.06
Diluted	$0.02	$0.04	$0.06	$0.06

Weighted average shares outstanding:
Basic	21,675	21,105	21,610	21,056
Diluted	22,170	21,689	22,094	21,655

Cash dividends declared per share	$0.015	$0.015	$0.030	$0.030

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income	$1,288	$1,223
Items not involving cash at the time they are recorded in the statement of operations:
Provision for sales returns and doubtful accounts receivable	11	42
Depreciation and amortization	1,056	1,006
Share-based compensation	671	523
Deferred taxes	(129)	47
Excess tax benefit from share-based compensation	-	(12)
Subtotal before changes in operating assets and liabilities	2,897	2,829
Changes in operating assets and liabilities:
Accounts receivable	261	845
Prepaid expenses	106	(41)
Deferred revenue	(1,284)	(726)
Accounts payable	18	(106)
Accrued expenses	(138)	(518)
Other assets	143	30
Accrued interest receivable	(128)	(33)
Other long-term liabilities	19	3
Income tax receivable and payable	(669)	141
Net cash provided by operating activities	1,225	2,424
Investing Activities:
Software development costs capitalized	(938)	(846)
Purchase of property and equipment	(231)	(113)
Net cash (used in) investing activities	(1,169)	(959)
Financing Activities:
Proceeds from exercise of stock options	458	259
Excess tax benefit from share-based compensation	-	12
Dividends paid	(652)	(631)
Net cash (used in) financing activities	(194)	(360)
Net increase (decrease) in cash	(138)	1,105
Cash at beginning of period	8,895	15,885
Cash at end of period	$8,757	$16,990

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,504	$468

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GlobalSCAPE, Inc.
Notes to Condensed Consolidated Financial Statements
As of June 30, 2017 and For the Three and Six
Months Then Ended
(Unaudited)

1.           Nature of Business

GlobalSCAPE, Inc. and its wholly-owned subsidiary (together referred to as the “Company”, “GlobalSCAPE”, or “we”)  provides secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.  Our primary product is Enhanced File Transfer, or EFT. We have other products that complement our EFT product.

In June 2017, we introduced a data integration product that we planned to sell under the brand name Kenetix. We licensed the technology for this product from a third party. This product is a cloud-based, integration-as-a-service, or iPaaS, solution used to connect applications, microservices, application program interfaces (or API’s), data and processes within and between organizations. We have experienced issues with the third-party technology and have determined to suspend marketing of the product as we evaluate options and determine whether the licensor can effectively address the issues.

We also sell other products that are synergistic to EFT including Mail Express, WAFS, and CuteFTP. Collectively, these products constitute less than 10% of our total revenue.

Throughout these notes unless otherwise noted, our references to the 2017 quarter and the 2016 quarter refer to the three months ended June 30, 2017 and 2016, respectively.  Our references to the 2017 six months and the 2016 six months refer to the six months ended June 30, 2017 and 2016, respectively.

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the United States Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and footnotes required under United States generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016 filed with the SEC on June 14, 2018, which we refer to as the 2016 Form 10-K/A, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2016 Form 10-K/A and in this report.

We follow accounting standards set by the Financial Accounting Standards Board, or FASB. This board sets GAAP, which we follow in preparing financial statements that report our financial position, results of operations, and sources and uses of cash. We also follow the reporting regulations of the SEC.

Index

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

3.           Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements are prepared in conformity with GAAP.  All intercompany accounts and transactions have been eliminated.

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

Method of Amortization of Deferred Revenue Related to M&S Contracts

In previously issued financial statements, for our fiscal years prior to 2016 and for the first three quarters of 2016, we amortized deferred revenue related to maintenance and support, or M&S, contracts by recording a full month of amortization in the first month of a contract. We used that method based on our intent to match revenue from our M&S contracts to the expense we incur when delivering M&S services. We acknowledge that the more common and widespread practice is to amortize deferred revenue based upon the specific number of days the M&S contract is in place during that month. Both methods result in the recognition of the same amount of revenue over the term of the M&S contract but yield differing amounts of revenue being recognized in the first month and last month of an M&S contract.

Commencing with the issuance of our consolidated financial statements as of December 31, 2016, and for the year then ended, we changed our method of amortizing deferred revenue related to M&S contracts such that our condensed consolidated statements of operations and balance sheets included herein are now prepared using the specific number of days method. This change decreased M&S revenue and net income for the three months ended June 30, 2016 as reported herein by immaterial amounts relative to amounts previously reported for that period. This change increased deferred revenue as of June 30, 2016 by an immaterial amount relative to the amount previously reported as of that date. This change has no effect on the total amount of revenue we will realize from our M&S contracts.

Method of Recording M&S Billings

We may invoice a customer for M&S to be provided commencing on a date in a month subsequent to the month in which we invoice the customer. We typically receive a purchase order from our customers for M&S prior to invoicing them, and it is not uncommon for a customer to pay us in advance of that M&S commencement date either on their own or when we request such payment. Accordingly, in our consolidated balance sheets issued prior to 2016 and for the first three quarters of 2016, we recorded an account receivable and deferred revenue for these invoices as of the date of the invoice. Commencing with the preparation and issuance of our consolidated financial statements as of December 31, 2016, we determined that a reasonable, alternate and more conservative method would be to wait until the commencement date of the M&S contract had arrived to record the account receivable and deferred revenue for any such invoices for which we have not been paid as of the balance sheet date. Accordingly, our condensed consolidated balance sheet as of June 30, 2016, included herein is now prepared and presented using that method. This change had the effect of decreasing our reported amounts of accounts receivable and deferred revenue relative to the method we previously used but does not affect any of our reported amounts of revenue or net income.

Index

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

Adjustments Related to the Audit Committee Investigation and Audit of 2016 Financial Statements

The Company has concluded that its previously issued consolidated financial statements for the year ended  December 31, 2016 should be restated due to misstatements related to certain revenue transactions incorrectly recognized during the year ended December 31, 2016 as well as other transactions identified during the Audit Committee’s investigation and management’s analysis and for the changes in the Company’s accounting methods, reclassifications and revisions described above in this Note 3.

The impact of all of the misstatements described above on the condensed consolidated financial statements as of and for the three and six months ended June, 2016 are as follows:

Index

Condensed Consolidated Balance Sheet
As of June 30, 2016
(in thousands)
(unaudited)

	As Previously Reported	Adjustments	As Revised
Assets
Current assets:
Cash and cash equivalents	$16,990		$16,990
Short term investments	3,287		3,287
Accounts receivable, net	5,673	(622)	5,051
Federal income tax receivable	55	361	416
Prepaid and other expenses	777		777

Total current assets	26,782	(261)	26,521

Long term investments
Property and equipment, net	473		473
Capitalized software development costs, net	3,960		3,960
Goodwill	12,712		12,712
Deferred tax asset, net	893		893
Other assets	31	(1)	30

Total assets	$44,851	$(262)	$44,589

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	742	(9)	733
Accrued expenses	1,478	(103)	1,375
Deferred revenue	11,344	228	11,572
Income taxes payable	-	-	-

Total current liabilities	13,564	116	13,680

Deferred revenue, non-current portion	3,825	145	3,970
Other long term liabilities	37	100	137

Stockholders’ Equity:
Preferred stock	-		-
Common stock	21		21
Additional paid-in capital	20,580	86	20,666
Treasury stock	(1,452)	-	(1,452)
Retained earnings	8,276	(709)	7,567
Total stockholders’ equity	27,425	(623)	26,802

Total liabilities and stockholders’ equity	$44,851	$(262)	$44,589

Index

Condensed Consolidated Statement of Operations and Comprehensive Income
For the Three Months Ended June 30, 2016
(in thousands, except per share amounts)
(unaudited)

	As Previously Reported	Adjustments	As Revised

Operating revenues:
Software licenses	$2,893	(97)	$2,796
Maintenance and support	4,632	(79)	4,553
Professional services	731	31	762
Total revenues	8,256	(145)	8,111
Costs of revenues
Software licenses	800	(4)	796
Maintenance and support	387	(1)	386
Professional services	587	(135)	452
Total costs of revenues	1,774	(140)	1,634
Gross Profit	6,482	(5)	6,477
Operating expenses
Sales and marketing	2,792	87	2,879
General and administrative	1,712	14	1,726
Research and development	572	13	585
Total operating expenses	5,076	114	5,190
Income from operations	1,406	(119)	1,287
Interest income (expense), net	27		27
Income before income taxes	1,433	(119)	1,314
Income tax expense	479	(6)	473
Net income	$954	$(113)	$841
Comprehensive income	$954	$(113)	$841

Net income per common share - basic	$0.05	$(0.01)	$0.04

Net income per common share - diluted	$0.04	$(0.01)	$0.04

Index

Condensed Consolidated Statement of Operations and Comprehensive Income
For the Six Months Ended June 30, 2016
(in thousands, except per share amounts)
(unaudited)

	As Previously Reported	Adjustments	As Revised

Operating revenues:
Software licenses	$5,192	(132)	$5,060
Maintenance and support	9,129	(131)	8,998
Professional services	1,345	59	1,404
Total revenues	15,666	(204)	15,462
Costs of revenues
Software licenses	1,430	(8)	1,422
Maintenance and support	781	(1)	780
Professional services	1,156	(281)	875
Total costs of revenues	3,367	(290)	3,077
Gross Profit	12,299	86	12,385
Operating expenses
Sales and marketing	5,693	191	5,884
General and administrative	3,445	(32)	3,413
Research and development	1,199	33	1,232
Total operating expenses	10,337	192	10,529
Income from operations	1,962	(106)	1,856
Interest income (expense), net	60		60
Income before income taxes	2,022	(106)	1,916
Income tax expense	661	32	693
Net income	$1,361	$(138)	$1,223
Comprehensive income	$1,361	$(138)	$1,223

Net income per common share - basic	$0.07	$(0.0)	$0.06

Net income per common share - diluted	$0.06	$(0.0)	$0.06

Index

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2016
(in thousands)
(unaudited)

	As Previously Reported	Adjustments	As Revised

Operating Activities:
Net income	$1,361	(138)	$1,223
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	52	(10)	42
Depreciation and amortization	1,006		1,006
Stock-based compensation	500	23	523
Deferred taxes	47		47
Excess tax deficiency from exercise of share based compensation	(12)		(12)
Subtotal before changes in operating assets and liabilities	2,954	(125)	2,829
Changes in operating assets and liabilities:
Accounts receivable	356	489	845
Prepaid expenses	(40)	(1)	(41)
Income tax receivable and payable	120	21	141
Accrued interest receivable	(33)		(33)
Other assets	29	1	30
Accounts payable	(108)	2	(106)
Accrued expenses	(404)	(114)	(518)
Deferred revenues	(443)	(283)	(726)
Other long-term liabilities	(7)	10	3
Net cash provided by (used in) operating activities	2,424	-	2,424
Investing Activities:
Software development costs	(846)		(846)
Purchase of property and equipment	(113)		(113)
Net cash provided by (used in) investing activities	(959)	-	(959)
Financing Activities:
Proceeds from exercise of stock options	259		259
Tax deficiency (benefit) from stock-based compensation	12		12
Dividends paid	(631)		(631)
Net cash provided by (used in) financing activities	(360)	-	(360)
Net increase (decrease) in cash	1,105		1,105
Cash at beginning of period	15,885	-	15,885
Cash at end of period	$16,990	$-	$16,990

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$468		$468

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

For our products licensed and delivered on a monthly or other periodic subscription or SaaS basis, we recognize subscription revenue, including initial setup fees, on a monthly basis ratably over the contractual term of the customer contract as we deliver our products and services. Amounts paid prior to this revenue recognition are presented as deferred revenue until earned.

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

Index

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was approximately $608,276 and $559,322 in the 2017 quarter and the 2016 quarter, respectively, and $1,027,837 and $967,458 in the 2017 six months and 2016 six months, respectively.

Index

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

Recent accounting pronouncements

The Financial Accounting Standards Board, or FASB, has issued the Accounting Standard Updates (ASU) described below that we believe may be relevant to our business and to the preparation of our financial statements.

Index

ASU 2017-04, Intangibles – Goodwill and Other (issued January 2017) - To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is an SEC filer is required to adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We expect that the application of the provisions of this update will not have a material effect on our consolidated financial statements.

ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (issued June 2016) - This pronouncement provides guidance as to the treatment of transactions in a statement of cash flows with respect to eight specific cash flow issues. During 2017 and 2016, we had no transactions of the type cited in the statement and do not anticipate having any such transactions in the foreseeable future. Accordingly, we do not expect this pronouncement to have a material effect on how we present items in our statement of cash flows.

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016) – This standard discontinued the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. As prescribed by this standard, we adopted it beginning January 1, 2017, and followed it in the preparation of our condensed consolidated financial statements as of June 30, 2017, and for the three months and six months then ended.

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

Index

ASU 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes (issued November 2015) - This pronouncement requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying condensed consolidated financial statements in the manner described in Note 9 below.

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

o
For the portion of the cost that we determine benefits us over an overall customer relationship that is likely to span a period of time that is longer than an initial contract term (for example, an M&S contract renewed for multiple terms in the future), we will recognize expense ratably monthly over the estimated life of the customer relationship.

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

Index

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

5.           Accounts Receivable, Net

We bill our customers and issue them an invoice when we have delivered our goods or services to them. In addition, when our customers agree to purchase or renew M&S services, we bill and invoice our customers at that time, which could be before the date we begin delivering those services. In that event, we exclude from accounts receivable (and from the related deferred revenue, see Note 3) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our condensed consolidated financial statements. Accordingly, we determine our accounts receivable, net, as follows ($ in thousands):

	June 30, 2017	December 31, 2016
Total invoices issued and unpaid	$6,955	$6,932
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(661)	(381)
Gross accounts receivable	6,294	6,551
Allowance for sales returns and doubtful accounts	(278)	(263)
Accounts receivable, net	$6,016	$6,288

6.           Capitalized Software Development Costs

Our capitalized software development costs balances and activities were as follows: ($ in thousands):

	June 30,	December 31,
	2017	2016
Gross capitalized cost	$8,190	$7,252
Accumulated amortization	(4,429)	(3,509)
Capitalized software development costs, net	$3,761	$3,743

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amount capitalized	$476	$373	$938	$846
Amortization expense	(446)	(438)	(920)	(868)

	Released	Unreleased
	Products	Products
Gross capitalized amount at June 30, 2017	$7,618	$572
Accumulated amortization	$(4,429)	$-
Net	$3,189	$572

Future amortization expense:
Six months ending December 31, 2017	920
Year ending December 31,
2018	1,339
2019	698
2020	232
Total	$3,189

Index

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

	June 30, 2017	December 31, 2016
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$16,822	$17,826
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(661)	(381)
Total deferred revenue	$16,161	$17,445

Deferred revenue, current portion	$12,284	$13,655
Deferred revenue, non-current portion	3,877	3,790
Total deferred revenue	$16,161	$17,445

8.           Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Share-based compensation expense	$335	$282	$671	$523

Stock Options

We have granted stock options to our officers and employees under long-term equity incentive plans that originated in 2000, 2010 and 2016. During the 2017 quarter and six months, we granted stock options only under the 2016 plan.

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

Index

We currently issue stock-based awards to our officers and employees only under the 2016 plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of June 30, 2017, stock-based incentives for up to 4,266,500 shares remained available for issuance in the future under this plan.

We have not previously issued any restricted stock under any of these plans.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000’s)

Outstanding at December 31, 2016	2,407,005	$3.00	7.19	$2,574
Granted	743,000	$3.82
Forfeited	(155,250)	$3.81
Exercised	(191,500)	$2.39
Outstanding at June 30, 2017	2,803,255	$3.22	6.93	$5,810

Exercisable at June 30, 2017	1,181,844	$2.64	4.10	$3,129

Additional information about our stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average fair value of options granted	$1.87	$1.63	$1.61	$1.66
Intrinsic value of options exercised	$242,223	$110,709	$342,609	$182,454
Cash received from stock options exercised	$368,235	$137,130	$458,349	$258,801

Number of options that vested	107,030	72,480	402,154	266,346
Fair value of options that vested	$173,857	$122,298	$653,600	$421,049

Unrecognized compensation expense related to non-vested options at end of period	$2,210,862	$1,768,348	$2,210,862	$1,768,348
Weighted average years over which non-vested option expense will be recognized	2.17	2.44	2.17	2.44

As of June 30, 2017
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	74,100	2.25	$1.09	74,100	$1.09
$1.47 - $2.32	450,245	2.42	$1.83	448,885	$1.83
$2.34 - $3.52	1,027,930	7.35	$3.28	467,479	$3.13
$3.53 - $4.91	1,250,980	8.49	$3.79	191,380	$3.95
Total options	2,803,255			1,181,844

Index

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	51%	55%	49%	56%
Expected annual dividend yield	1.50%	1.50%	1.50%	1.50%
Risk free rate of return	1.93%	1.38%	1.94%	1.48%
Expected option term (years)	6.00	6.00	6.00	6.00

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

•	Restricted shares participate in dividend payments and may be voted.
•	As of June 30, 2017, stock based incentives for up to 260,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2016	80,000	$3.31
Shares granted with restrictions	80,000	$4.24
Shares vested and restrictions removed	(80,000)	$3.31	$320,000

Restricted shares outstanding at June 30, 2017	80,000	$4.24

Unrecognized compensation expense for non-vested shares as of June 30, 2017
Expense to be recognized in future periods	$291,008
Weighted average number of months over which expense is expected to be recognized	10.3

9.           Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	Three months ended June 30,						Six months ended June 30,
	2017			2016			2017			2016
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$317	$(94)	$223	$367	$65	$432	$707	$(116)	$591	$586	$57	$643
State	55	(13)	42	40	1	41	98	(13)	$85	60	(10)	$50
Total	$372	$(107)	$265	$407	$66	$473	$805	$(129)	$676	$646	$47	$693

Index

Deferred income taxes on our balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	June 30	December 31,
	2017	2016
Deferred tax assets:
Deferred revenue	$1,324	$1,229
Capital loss carryforward	1,099	1,099
Share-based compensation	528	578
Compensation and benefits	269	278
Texas franchise tax R&D credit	163	153
Allowance for doubtful accounts	94	114
Net operating loss carryforward	62	91
Prepaid expenses not deductible	136	-
Accrued expenses not deductible	72	56
Less Valuation Allowances:
Capital loss carryforward	(1,099)	(1,099)
Texas franchise tax R&D credit	(163)	(153)
Total deferred tax assets	2,485	2,346

Deferred tax liabilities:
Intangible assets	1,303	1,289
Depreciation	3	7
Total gross deferred tax liabilities	1,306	1,296

Net deferred tax assets	$1,179	$1,050

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

As of June 30, 2017, we had federal income tax net operating loss carryforwards of $181,000 available to offset future federal taxable income, if any. These carryforwards became available through our acquisition of TappIn, Inc. in 2011.  These carryforwards expire in 2030 and 2031.

As of June 30, 2017, we had federal income tax capital loss carryforwards of $3,231,000 which resulted from the reduction of our investments in and notes receivable from CoreTrace Corporation in 2012.  We can realize capital loss carryforwards to the extent we have capital gains in future periods against which this capital loss can be deducted.  We believe it uncertain that we will have sufficient capital gains in the future to support this deduction and accordingly have provided a valuation allowance for the full amount of this carryforward. This carryforward expires in 2017.

As of June 30, 2017, we had Texas R&D tax credit carryforwards of $163,000.  We can realize Texas R&D tax credit carryforwards to the extent we have sufficient Texas Franchise Tax in future years.  We believe it uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these credits and, accordingly, have provided a valuation allowance for the full amount of this carryforward.  These carryforwards expire in 2034 through 2038.

Index

We claim research and experimentation tax credits, or R&D tax credits, on certain of our tax returns and have included the effect of those credits in our provision for income taxes. A routine examination of our 2008, 2009 and 2010 federal income tax returns conducted and completed by the Internal Revenue Service resulted in the amount of the R&D tax credits allowed for those years being less than the amounts we claimed on those federal income tax returns. If the Internal Revenue Service examines our federal income tax returns for 2011 and later years, we believe they may apply their same criteria to the R&D tax credits we claimed on those tax returns. Accordingly, we believed it more-likely-than-not that the R&D tax credit allowed for those years may be less than the amounts we have claimed.  As a result, we maintain a reserve for an uncertain tax position for this matter in the amount of $147,000 as of June 30, 2017.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	Six Months Ended June,
	2017	2016
Balance at beginning of period	$121	$90
Increases for tax positions related to the current year	11	10
Increases for tax positions related to prior years	15	-
Balance at end of period	$147	$100

We believe it reasonably possible that we will not recognize any of our unrecognized tax benefits at least through June 30, 2017. If we realized and recognized any of our gross unrecognized tax benefits, such benefits would reduce our effective tax rate in the year of recognition.

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

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income tax expense (benefit) at federal statutory rate	$245	$447	$668	$652
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	23	35	51	45
Stock based compensation	24	19	84	35
Other	6	(2)	13	33
R&D tax credit uncertain tax position (net)	6	4	26	10
Research and development credit	(31)	(31)	(147)	(64)
Domestic production activities deduction	(8)	1	(19)	(18)
Income tax expense (benefit) per the statements of operations	$265	$473	$676	$693

Index

10.          Earnings per Common Share

Earnings per share for the periods indicated were as follows ($ in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerators
Numerator for basic and diluted earnings per share:
Net income	$457	$841	$1,288	$1,223

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	21,675	21,105	21,610	21,056

Dilutive potential common shares
Stock options and awards	495	584	484	599
Denominator for diluted earnings per share	22,170	21,689	22,094	21,655

Net income per common share - basic	$0.02	$0.04	$0.06	$0.06
Net income per common share – diluted	$0.02	$0.04	$0.06	$0.06

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

11.          Dividends

We paid dividends as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016

Dividend per share of common stock	$0.015	$0.015	$0.015	$0.015
Dividend record date	February 23, 2017	February 23, 2016	May 23, 2017	May 23, 2016
Dividend payment date	March 8, 2017	March 8, 2016	June 8, 2017	June 8, 2016

12.          Commitments and Contingencies

Severance Payments

We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be $2.0 million.

Contractual Obligations

We have an obligation under a contract with a third party to make future minimum prepaid royalty payments in the amount of $800,000 in September 2018 and $1.2 million in November 2019.

Index

Legal and Regulatory Matters

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017, on August 9, 2017, a securities class action complaint, Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cv-00753, was filed against the Company in the United States District Court for the Western District of Texas. The complaint names as defendants the Company, Matthew Goulet, and James Albrecht for allegedly making materially false and misleading statements regarding, inter alia, the Company’s previously reported financial statements. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs, attorneys’ fees, and equitable relief. On November 6, 2017, the Court appointed a lead plaintiff, who has agreed to file an amended complaint following the completion of the previously disclosed restatement of certain of our financial statements (the “Restatement”). Management intends to vigorously defend against this action. At this time, the Company cannot predict how the courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the resulting damages could have a material adverse effect on its financial position, liquidity, or results of operations.

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

Index

13.          Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party channel distributors even though those end users can also purchase those products directly from us. In the 2017 quarter and 2016 quarter, we earned approximately 12% and 8%, respectively, of our revenue from such sales through our largest, third-party channel distributor. During the 2017 six months and 2016 six months, we earned approximately 13% and 11%, respectively, of our revenue from such sales through our largest, third-party channel distributor.  As of June 30, 2017, approximately 13% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

14.          Segment and Geographic Disclosures

In accordance with FASB ASC Topic 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located outside the United States accounted for approximately 26% and 25% of our total revenues in the 2017 and 2016 quarters, respectively, and 24% and 26% for the 2017 six months and 2016 six months, respectively.  Each individual foreign country accounts for less than 10% of total revenues in all periods.  We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of June 30, 2017.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended.  “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Quarterly Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2016 Form 10-K/A and other documents filed with the Securities and Exchange Commission.  Therefore, GlobalSCAPE’s actual results of operations and financial condition in the future could differ materially from those discussed in this Quarterly Report.

In the following discussion, our references to the 2017 quarter and the 2016 quarter refer to the three months ended June 30, 2017 and 2016, respectively. Our references to the 2017 six months and the 2016 six months refer to the six months ended June 30, 2017 and 2016, respectively.

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

We earn most of our revenue from the sale of EFT and products that are part of our EFT platform. We earn revenue from the sale of perpetual software licenses, providing products under SaaS subscriptions, providing maintenance and support services, or M&S, and offering professional services for product implementation, integration and training.

We also sell other products that are synergistic to EFT including Mail Express, WAFS, and CuteFTP. Collectively, these products constitute less than 10% of our total revenue.

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, marketing and sales will focus on our EFT platform products. We expect to expend minimal resources developing and selling our other products. We believe our products and business capabilities are well-positioned to compete effectively in the market for MFT products.  For a more comprehensive discussion of the products we sell and the services we offer, see Software Products and Services below.

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2017:
-	Received two awards from the Network Product Guide 2017 IT World Awards for achievements in product excellence that included:
-	Governance, Risk and Compliance (Gold Winner) – EFT.
-	Cloud Security (Silver Winner) – EFT Cloud Services.
-	Recognized as a Best Place to Work in IT by Computerworld for the fourth consecutive year and sixth time overall.
-	Recognized for three Info Security Products Guide 2017 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
-	Innovation in Compliance (Gold Winner) – Enhanced File Transfer.
-	Cloud/SaaS Solutions (Gold Winner) – EFT Cloud Services.
-	BYOD Security (Bronze Winner) – EFT Workspaces.

Index

-	Honored as a Best Company to Work for in Texas by Best Companies Group (BCG), Texas Monthly, the Texas Association of Businesses (TAB), and Texas SHRM.
-	Received a 5-Star rating in The Channel Company’s CRN 2017 Partner Program Guide for the third year in a row.
-	Honored with the 2017 Total Rewards & Benefits Excellence Award by the HRO Today Services and Technology Association.
-	Selected as a finalist in the 2017 Cybersecurity Product Awards Secure File Transfer: EFT Enterprise.

•	In 2016:
-	Recognized as a 2016 Top Workplace by San Antonio Express-News, marking our sixth recognition as a Top Workplace in San Antonio.
-	Earned awards from the Golden Bridge Awards for several categories, including:
-	Enhanced File Transfer (EFT) – Gold Winner in Access Compliance and Risk Management.
-	EFT Cloud Services – Gold Winner in Managed File Transfer.
-	Selected for awards from Network Products Guide for the 2016 IT World Awards in several categories, including:
-	EFT Workspaces module, a part of Enhanced File Transfer - Gold Winner in BYOD Security
-	Enhanced File Transfer (EFT) - Bronze Winner in Compliance
-	Mail Express - Bronze Winner in Email Security and Management
-	Named as Leader in Secure Information Exchange Services 2016 – Texas by the Corp America 2016 Small Cap Awards.
-	Earned awards from Info Security Guide in several categories, including:
-	EFT Workspaces – Gold Winner in BYOD Security.
-	Enhanced File Transfer – Silver Winner in Compliance.
-	EFT Cloud Services – Bronze Winner in Cloud Security.
-	Mail Express – Bronze Winner in Email Security and Management.
-	Received a 5-Star rating in The Channel Company’s CRN 2016 Partner Program Guide for the second year in a row.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the sixth year in a row with a ranking of #16 in the medium size category.
-	Honored as the HR Employer of the Year and Excellence in Engagement Strategy in North America by the HRO Today Services and Technology Association.
-	Recognized by the San Antonio Business Journal as a 2016 Best Place to Work, making this the fifth time GlobalSCAPE has received this honor.
-	Named by Computerworld as one of the best companies to work for in IT for the third consecutive year with a ranking of #3 in the small company category.

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

Index

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

See Comparison of the Consolidated Statement of Operations for the Three Months Ended June 30, 2017 and 2016 and Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2017 and 2016 for a discussion of trends in our revenue growth that we monitor using this metric.

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

We monitor Adjusted EBITDA to assess our performance relative to our intended strategies, expected patterns of action, and budgets. We use the results of that assessment to adjust our future activities to the extent we deem necessary.

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

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Income	$457	$841	$1,288	$1,223
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	265	473	676	693
Interest (income) expense, net	(77)	(27)	(146)	(60)
Depreciation and amortization:
Total depreciation and amortization	516	511	1,056	1,006
Amortization of capitalized software development costs	(446)	(438)	(920)	(868)
Stock-based compensation expense	335	282	671	523
Adjusted EBITDA	$1,050	$1,642	$2,625	$2,517

See Comparison of the Consolidated Statement of Operations for the Three Months Ended June 30, 2017 and 2016 and Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2017 and 2016 for discussion of the variances between periods in the components comprising Adjusted EBITDA.

Software Products and Services

We develop and sell computer software that provides secure information exchange, file transfer, and file sharing capabilities for enterprises and consumers. We have been in business for over twenty years and have sold our products to thousands of enterprises and more than one million individual consumers throughout the world.

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

Index

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

We have multiple revenue streams from our MFT products that include:

•
Perpetual software licenses under which customers pay us a one-time fee for the right to install our products in their information systems environment on computers they manage and either own or otherwise procure from a cloud services provider, including deploying our products at a cloud services provider in a bring-your-own-license, or BYOL, environment.

•	Cloud-based, SaaS solutions that we sell on an ongoing subscription basis resulting in our earning a recurring, monthly subscription fee to access the service.
•	M&S.
•	Professional services for product installation, integration and training.

In June 2017, we introduced a data integration product that we planned to sell under the brand name Kenetix. We licensed the technology for this product from a third-party.  We have experienced issues with the third-party technology and have determined to suspend marketing of the product as we evaluate options and determine whether the licensor can effectively address the issues.

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, marketing and sales will focus on our EFT platform. We believe our products and business capabilities are well-positioned to compete effectively in the market for MFT products.  For a more comprehensive discussion of the products we sell and the services we offer, see below.

We also sell products that can be synergistic to our EFT platform products. These products have capabilities that:

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

We earn most of our revenue from the sale of our EFT platform products that support business-to-business activities and are strategically focused on selling products in that environment.

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

Index

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
•
EFT Workspaces, which is a file-sharing module that allows employees to create their own groups and assign permissions for those groups, much like a virtual data room, to provide access to files for which they themselves have access on the EFT server.  This functionality is accomplished without compromising the security, control, and governance of those files.

•
An EFT Workspaces Outlook plugin that provides secure ad hoc file transfers via email, providing customers with the reporting features in EFT and combining them with the simplicity and security of sending files with Mail Express. The integration of these two products takes the best features in Mail Express and incorporates them into EFT.

•
Accelerate, which is an accelerated file transfer module that boosts the speed and efficiency of secure data transfers and allows for the fast transfer of large files over disparate geographic distances.

•	Improved facilitation of PCI DSS version 3.0 compliance with updates to data security protocols.
•	Enhanced and expanded event rule functionality which improves the ability to integrate our products with client business processes and backend systems.
•	Support for active-active high availability in Amazon Web Services to accommodate for bursts or dips in network traffic, and provide improved resiliency, scalability and flexibility.
•	Enhanced security features supporting improved compliance with Health Insurance Portability and Accountability Act of 1996 (or HIPAA), guidelines.
•	EFT Insight, which is a new reporting platform that provides enhanced intelligence and analytics regarding file transfer activity that occurs within EFT.

Index

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

Index

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

We will continue selling CuteFTP as a stand-alone product and providing M&S services to customers who purchased CuteFTP in the past and who purchase it in the future but we will not invest significantly in marketing the product. We do not expect to expend significant resources in the future expanding the features and capabilities of CuteFTP.

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

Employees

Our number of employees is as follows:

	June 30,
Department	2017	2016
Sales and Marketing	53	49
Engineering	34	28
Professional Services	7	9
Customer Support	23	16
Management and Administration	20	19
Total	137	121

Index

Solution Perspective and Trends

The components of our revenue are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Revenue By Type
License	2,700	31.9%	2,796	34.5%	5,279	31.2%	5,060	32.7%
M&S	5,222	61.6%	4,553	56.1%	10,343	61.2%	8,998	58.2%
Professional Services	551	6.5%	762	9.4%	1,283	7.6%	1,404	9.1%

Total Revenue	$8,473	100.0%	$8,111	100.0%	$16,905	100.0%	$15,462	100.0%

Revenue by Product Line
License
EFT Platform	$2,551	94.5%	$2,560	91.6%	$4,950	93.8%	$4,520	89.3%
Other	149	5.5%	236	8.4%	329	6.2%	540	10.7%

Total License Revenue	2,700	100.0%	2,796	100.0%	5,279	100.0%	5,060	100.0%

M&S
EFT Platform	4,953	94.8%	4,242	93.2%	9,794	94.7%	8,366	93.0%
Other	269	5.2%	311	6.8%	549	5.3%	632	7.0%

Total M&S Revenue	5,222	100.0%	4,553	100.0%	10,343	100.0%	8,998	100.0%

Professional Services (all EFT Platform)	551	100.0%	762	100.0%	1,283	100.0%	1,404	100.0%

Total Revenue
EFT Platform	8,055	95.1%	7,564	93.3%	16,027	94.8%	14,290	92.4%
Other	418	4.9%	547	6.7%	878	5.2%	1,172	7.6%

Total Revenue	$8,473	100.0%	$8,111	100.0%	$16,905	100.0%	$15,462	100.0%

Total revenue for our EFT platform products and services increased 6.5% for the 2017 quarter and 12.2% for the 2017 six months. This increase was offset by revenue decreasing for all other products which was expected and consistent with our previously stated intent to de-emphasize these products and focus our resources on the development and sale of our EFT platform products. As a result, total revenue increased 4.5% for the 2017 quarter and 9.3% for the 2017 six months. For a more detailed discussion of these revenue trends, see Comparison of the Consolidated Statement of Operations for the Three Months Ended June 30, 2017 and 2016 and Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2017 and 2016.

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

Index

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

We have developed and offered individual product lines throughout our history that include EFT, Mail Express, WAFS, and CuteFTP. Each of these product lines addresses distinct needs in the marketplace. While some customers purchase products from more than one of these product lines, for the most part, customers in a particular market or vertical have needs that are addressed by only one of these products and, therefore, purchase only that product. While we will continue to offer Mail Express as a stand-alone product for the time being, the engineering resources we allocate to this technology will focus on migrating it to becoming an integrated component of our EFT platform. We do not expect to expend significant resources in the future on expanding the features and capabilities of WAFS and CuteFTP although we will continue to sell those products and support them.

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work. In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

•	Increasing sales staffing and capabilities as needed to address our markets.
•	Aligning our sales group to enhance its industry and geographic focus.
•	Implementing new sales and marketing campaigns.
•	Evolving our lead generation programs to increase our sales staff’s exposure to potential purchasers.
•	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

Index

Liquidity and Capital Resources

Our total cash, cash equivalents, certificates of deposit and working capital positions were as follows ($ in thousands):

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$8,757	$8,895
Short term certificates of deposit	2,763	2,754
Long term certificates of deposit	12,898	12,779
Total cash, cash equivalents and certificates of deposit	$24,418	$24,428

Current assets	$18,922	$18,760
Current liabilities	(14,697)	(16,188)
Working capital	$4,225	$2,572

At June 30, 2017, our certificates of deposit in current assets mature on various dates through October 2017. Our long term certificates of deposit mature after June 30, 2018, on various dates through December 2021.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Six Months Ended June 30,
	2017	2016
Operating activities	$1,225	$2,424
Investing activities	(1,169)	(959)
Financing activities	(194)	(360)

Index

Our cash provided by operating activities decreased during the 2017 six months compared to the 2016 six months primarily due to the following factors:

•
A transition during 2017 to emphasizing selling one-year instead of multi-year M&S contracts primarily due to our desire to reduce the effects of discounts that customers expect from a multi-year contract. Since our customers pay us for the full M&S term at the beginning of the contract, the up-front cash we receive at the time we sell a single-year contract is less than the up-front cash we receive when we sell a multi-year contract. At the same time, we potentially enhance our future M&S revenue due to less discounting. These factors contributed to our deferred revenue decreasing $1.3 million in the 2017 six months compared to decreasing $726,000 in the 2016 six months.

•
Higher payments for federal income taxes in the 2017 six months as compared to the 2016 six months. During the 2016 six months, we did not make any federal income tax payments due to our application of overpayments from the 2015 tax year to 2016 tax year. We did not have overpayments in the 2016 tax year to apply to the 2017 tax year. As a result, we made federal income tax payments during the 2017 six months for which there were no similar payments during the 2016 six months. These factors contributed to our federal income taxes payable decreasing $669,000 during the 2017 six months as compared to increasing $141,000 during the 2016 six months.

Offset by:

•
Higher cash collections from customers during the 2017 six months as compared to the 2016 six months. These higher collections occurred due to higher revenue in fiscal 2016 compared to fiscal 2015 which resulted in us beginning 2017 with a higher accounts receivable balance upon which to collect during the 2017 six months than the comparable balance with which we began the 2016 six months. While these cash collections caused our accounts receivable balance to decrease, this change in accounts receivable was more than offset by increases in accounts receivable from higher revenue during the 2017 six months as compared to the 2016 six months which resulted in accounts receivable decreasing less during the 2017 six months than during the 2016 six months.

•	Normal variations in our payments to vendors that contributed to our accounts payable increasing $18,000 in the 2017 six months compared to decreasing $106,000 in the 2016 six months.
•
Normal variations in the timing of our payroll payment dates relative to the date of the balance sheet presented as a part of our financial statements that contributed to accrued expenses decreasing $138,000 in the 2017 six months compared to decreasing $518,000 in the 2016 six months.

•
Prepaid expenses decreasing $106,000 during the 2017 six months compared to increasing $41,000 during the 2016 six months primarily due to the prepayment of insurance premiums on a portion of our business insurance that we renewed in the 2016 six months for which there was no similar prepayment in the 2017 six months.

The amount of cash we used for investing activities during the 2017 six months increased compared to the 2016 six months due primarily to:

•
An increase in our work to develop new software products and services which resulted in the amount of software development costs we capitalized being higher during the 2017 six months than during the 2016 six months.

•	An increase in purchases of property and equipment resulting from a reconfiguration of certain of our office space.

Financing activities used less cash during the 2017 six months than during the 2016 six months primarily due to an increase in proceeds from stock option exercises as a result of more option holders electing to exercise their options.

Index

Contractual Obligations and Commitments

As of June 30, 2017, our contractual obligations and commitments consisted primarily of the following items:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $16.1 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.

•	An obligation under a contract with a third party to make future minimum prepaid royalty payments in the amount of $800,000 in September 2018 and $1.2 million in November 2019.
•
 Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

•	Operating lease for our office space.
•	Federal and state taxes.

Our non-cancellable, contractual obligations at June 30, 2017 consisted primarily of the following ($ in thousands):

	Amounts Due for the Period
	Six Months Ending December 31,	Fiscal Years
	2017	2018	2019	Thereafter	Total

Prepaid royalty fees	$-	$800	$1,200	$-	$2,000
Operating leases	180	360	120	-	660
Total	$180	$1,160	$1,320	$-	$2,660

As of June 30, 2017, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

We plan to continue to expend significant resources in the future on product development, sales and marketing which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.

Comparison of the Consolidated Statement of Operations for the Three Months Ended June 30, 2017 and 2016

	Three Months Ended June 30,
	2017	2016	$ Change
	$ in thousands

Total revenues	$8,473	$8,111	$362
Total cost of revenues	1,530	1,634	(104)
Gross profit	6,943	6,477	466
Operating expenses
Sales and marketing	3,196	2,879	317
General and administrative	1,889	1,726	163
Research and development	1,213	585	628
Total operating expenses	6,298	5,190	1,108
Income from operations	645	1,287	(642)
Other income	77	27	50
Income before income taxes	722	1,314	(592)
Income tax expense	265	473	(208)
Net income	$457	$841	$(384)

Index

In the discussion below, we refer to the three months ended June 30, 2017, as the “2017 quarter” and the three months ended June 30, 2016, as the “2016 quarter”. The percentage changes cited in our discussions are based on the 2017 quarter amounts compared to the 2016 quarter amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended June 30,
	2017		2016
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	2,700	31.9%	2,796	34.5%
M&S	5,222	61.6%	4,553	56.1%
Professional Services	551	6.5%	762	9.4%

Total Revenue	$8,473	100.0%	$8,111	100.0%

Revenue by Product Line
License
EFT Platform	$2,551	94.5%	$2,560	91.6%
Other	149	5.5%	236	8.4%

	2,700	100.0%	2,796	100.0%
M&S
EFT Platform	4,953	94.8%	4,242	93.2%
Other	269	5.2%	311	6.8%

	5,222	100.0%	4,553	100.0%

Professional Services (all EFT Platform)	551	100.0%	762	100.0%

Total Revenue
EFT Platform	8,055	95.1%	7,564	93.3%
Other	418	4.9%	547	6.7%

	$8,473	100.0%	$8,111	100.0%

Our total revenue increased 4.5%. Revenue from our EFT platform products and services increased 6.5%, which was offset by a decrease in revenue from our other products. Revenue from those other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising 4.9% of our total revenue. These trends are in line with our expectations in light of our announcement in mid-2016 that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our other products, we would de-emphasize those products in the future, not expend future significant product development and engineering resources to enhance those products, and not dedicate significant future sales and marketing activities to them. We intend to maintain our focus on our EFT platform for the foreseeable future such that we expect to see a continuing decline in revenue from our products other than those that are part of the EFT platform.

Index

EFT Platform Products

License revenue from our EFT platform products remained relatively flat. Historically, we have been able to close several large EFT platform sales each quarter. During the 2017 quarter, we did not achieve our typical level of success in doing so. There was no single common factor that caused large deals in our sales pipeline not to close. We do not believe there has been any fundamental decline in demand for our products in the markets we serve. Instead, we believe that while our exposure to potential customers and selling opportunities were consistent with our past experience, we encountered a situation where an unusually large number of those potential customers deferred their buying decisions to later periods as a result of their assessment of business factors unique to each of them. We do not believe this decrease in license revenue from our EFT platform products is indicative of a long-term trend.

To improve our ability to successfully sell existing EFT platform products as well as new products produced by our software engineering team, we continued to make, and will continue to make, ongoing changes in sales and marketing personnel and activities including:

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

M&S revenue from our EFT platform products increased 16.8% primarily due to:

•
Ongoing license sales since a majority of license sales are accompanied by an M&S contract. The change in M&S revenue typically lags behind the related change in license revenue because license sales are recognized as revenue in full in the period the license is delivered while the related M&S revenue is recognized in future periods as those services are delivered. As a result, growth in M&S revenue is typically tied to the license sales growth we experienced in earlier periods.

•
Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

Our professional services revenue was $211,000 less for the 2017 quarter compared to the 2016 quarter which is a decrease of 28%. Going into the 2016 quarter, we had a backlog of professional services engagements that arose from software sales in previous periods.  We worked down that backlog during the 2016 quarter which resulted in our professional services revenue being higher than typical for the 2016 quarter relative to software license revenue.  There was not a similar backlog going into the 2017 quarter such that our professional services revenue for the 2017 quarter decreased as compared to the 2016 quarter but was at a level relative to software license sales that we believe to be more typical.  In addition, during the 2017 quarter, we began to focus more on selling pre-packaged professional services (as compared to customized services) which, while yielding lower total revenue from professional services, allowed us to deliver professional services more efficiently and without the unpredictability that can arise with customized services.

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

Index

Other Products

In mid-2016, we announced that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our Mail Express, WAFS, CuteFTP, and TappIn products that collectively constitute less than 10% of our total revenue, in the future we would de-emphasize these stand-alone products that are not part of our EFT platform. Accordingly, during the second half of 2016, we began to curtail our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 23.6% during the 2017 quarter.  Our future focus will be on our EFT platform such that we expect to see a continuing decline in revenue from these other products although we do expect them to continue to produce a modest contribution margin that contributes to our future profitability.

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

Cost of software license revenue decreased by 5.5% and as a percent of software license revenue was 28% in both the 2017 and 2016 quarter. The decrease was primarily due to:

•
A decrease in royalties we pay to third-parties to use their technology for certain components of our products. Our royalties load is sensitive to the mix of products we sell. During the 2017 quarter, more of the products we sold were not subject to royalties than was the case during the 2016 quarter. This product mix will ebb and flow based upon our customers’ unique demands such that we do not view this decrease in royalties as unusual or indicative of a long-term trend.

•
A portion of our license revenue for the 2016 quarter was from a customer who required a higher than typical amount of configuration of our product to meet their needs. As a result, we incurred additional costs during the 2016 quarter to provide those configuration services. We did not incur similar costs during the 2017 quarter.

Cost of M&S revenue as a percent of M&S revenue was substantially unchanged. Cost of revenue for M&S in absolute dollars increased by 10% due to an increase in M&S revenue. The cost of delivering M&S can vary slightly up or down from period-to-period, but we believe such changes are typically not indicative of long term trends or permanent changes in our cost of delivering M&S. Our gross margin on these services generally remains greater than 90% as a result of a consistent application of our customer support delivery protocols and practices.

Cost of professional services revenue as a percent of that revenue was 64% in the 2017 quarter as compared to 59% in the 2016 quarter. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. In addition, during the second half of 2016, we undertook a refinement of our professional services organization and the manner in which we manage and deliver these services which resulted in more efficient processes from which we began to realize the cost benefit in 2017. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 22% due to a decrease in our professional services revenue for the reasons discussed above.

Index

Sales and Marketing.  We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 38% of total revenue for the 2017 quarter compared to 36% of total revenue for the 2016 quarter. In absolute dollars these expenses increased 11%. These variations were primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increased marketing activities related to competitive intelligence and channel development.
•	Increased sales lead generation activities.
•	Increased in revenue which resulted in a higher absolute dollar amount of sales commissions paid to employees although the commission rate as a percent of sales did not change materially.

General and Administrative.  These expenses increased 9% primarily due to:

•	Increased professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation.
Offset by:
•
A decrease in share-based compensation expense as a result of the 2016 quarter including share-based compensation expense arising from the modification of certain stock options related to the resignation of our chief executive officer during the 2016 quarter, which is an expense we did not incur in the 2017 quarter.

•
Receiving during the 2017 quarter a refund of an overpayment of office lease operating expenses during fiscal 2016 due to our landlord’s estimate of the amount of those expenses upon which those payments were based being in excess of the expenses actually incurred.

Research and Development.  The overall profile of our research and development, or R&D, activities was as follows ($ in thousands):

	Three Months Ended June 30,
	2017	2016
R&D expenditures expensed	$1,213	$585
R&D expenditures capitalized	476	373
Total R&D expenditures (non-GAAP measurement)	$1,689	$958

Our R&D expenditures expensed increased 107.4% and our R&D expenditures capitalized increased 28%. These results were due to our planned, continued increase in our capacity to develop new products as well as maintain our existing products and research technologies available from third-parties. We did this through a combination of increasing our engineering headcount and engaging additional third-party resources on a flexible basis as needed.

Total resources expended for R&D (set forth above as total R&D expenditures) serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether or not our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense (set forth above as R&D expenditures expensed) and capitalized software development costs (set forth above as R&D expenditures capitalized) individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development cost individually.

Index

Interest Income (Expense), Net.  Interest income (expense), net consists primarily of interest income earned on certificates of deposit. The increase in this amount was due primarily to enhanced investment of our cash beginning in the second half of 2016 to earn a higher rate of interest.

Income Taxes.  Our effective tax rate was 37% for the 2017 quarter and 36% for the 2016 quarter. These rates differed from a federal statutory tax rate of 34% primarily due to:

•
The domestic production activities deduction and the research and development credit that are tax credit incentives that serve to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.

Offset by:

•	Certain expenses in our financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our financial statements.

Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2017 and 2016

	Six Months Ended June 30,
	2017	2016	$ Change
	$ in thousands

Total revenues	$16,905	$15,462	$1,443
Total cost of revenues	3,064	3,077	(13)
Gross profit	13,841	12,385	1,456
Operating expenses
Sales and marketing	6,485	5,884	601
General and administrative	3,603	3,413	190
Research and development	1,935	1,232	703
Total operating expenses	12,023	10,529	1,494
Income from operations	1,818	1,856	(38)
Other income	146	60	86
Income before income taxes	1,964	1,916	48
Income tax expense	676	693	(17)
Net income	$1,288	$1,223	$65

In the discussion below, we refer to the six months ended June 30, 2017, as the “2017 six months” and the six months ended June 30, 2016, as the “2016 six months.” The percentage changes cited in our discussions are based on the 2017 six month amounts compared to the 2016 six month amounts.

Index

Revenue. The components of our revenues were as follows ($ in thousands):

	Six Months Ended June 30
	2017		2016
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	5,279	31.2%	5,060	32.7%
M&S	10,343	61.2%	8,998	58.2%
Professional Services	1,283	7.6%	1,404	9.1%

Total Revenue	$16,905	100.0%	$15,462	100.0%

Revenue by Product Line
License
EFT Platform	$4,950	93.8%	$4,520	89.3%
Other	329	6.2%	540	10.7%

	5,279	100.0%	5,060	100.0%
M&S
EFT Platform	9,794	94.7%	8,366	93.0%
Other	549	5.3%	632	7.0%

	10,343	100.0%	8,998	100.0%

Professional Services (all EFT Platform)	1,283	100.0%	1,404	100.0%

Total Revenue
EFT Platform	16,027	94.8%	14,290	92.4%
Other	878	5.2%	1,172	7.6%

	$16,905	100.0%	$15,462	100.0%

Our total revenue increased 9.3%. Revenue from our EFT platform products and services increased 12.2% but was offset by a decrease in revenue from our other products. Revenue from those other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising 5.2% of our total revenue. These trends were in line with our expectations in light of our announcement in mid-2016 that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our other products, we would de-emphasize those products in the future, not expend future significant product development and engineering resources to enhance those products, and not dedicate significant future sales and marketing activities to them. We intend to maintain our focus on our EFT platform for the foreseeable future such that we expect to see a continuing decline in revenue from our products other than those that are part of the EFT platform.

Index

EFT Platform Products

License and M&S revenue from our EFT platform products increased 10% and 17%, respectively. The increases across these products and services were primarily due to continued enhancement in our product development and software engineering groups which allowed us to refine our process for identifying new product opportunities, to better focus our resources on products that would yield larger and more immediate revenue opportunities, and to optimize our project management and software engineering processes to reduce the time necessary to produce new or improved products.

To improve our ability to successfully sell existing EFT platform products as well as new products produced by our software engineering team, we continued to make and will continue to make, ongoing changes in sales and marketing personnel and activities including:

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

The 10% increase in license revenue from our EFT platform products was primarily due to:

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

Our professional services revenue decreased $121,000 which is a decrease of 9% in that revenue line item and a decrease of less than one percent of our total revenue. Going into the 2016 six months, we had a backlog of professional services engagements that arose from software sales in previous periods.  We worked down that backlog during the 2016 six months which resulted in our professional services revenue being higher than typical for the 2016 six months relative to software license revenue.  There was not a similar backlog going into the 2017 six months such that our professional services revenue for the 2017 six months decreased as compared to the 2016 six months, but was at a level relative to software license sales that we believe to be more typical.  In addition, during the 2017 six months, we began to focus more on selling pre-packaged professional services (as compared to customized services) which, while yielding lower total revenue from professional services, allowed us to deliver professional services more efficiently and without the unpredictability that can arise with customized services.

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

Other Products

In mid-2016, we announced that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our Mail Express, WAFS, CuteFTP, and TappIn products that collectively constitute less than 10% of our total revenue, in the future we would de-emphasize these stand-alone products that are not part of our EFT platform. Accordingly, during the second half of 2016, we curtailed our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 25% in the 2017 six months compared to the 2016 six months. Our future focus will be on our EFT platform such that we expect to see a continuing decline in revenue from these other products although we do expect them to continue to produce a modest contribution margin that contributes to our future profitability.

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

Cost of software license revenue increased 6% and as a percent of software license revenue was 28% in both the 2017 six months and the 2016 six months. These increases were primarily due to:

•
An increase in expense from the amortization of capitalized software development costs as a result of our release of new software products and new versions of existing products in periods subsequent to the 2016 six months.

•	An increase in our royalties expense as a result of an increase in the sales volume of products that contain components on which we pay royalties.
•	An increase in hosting fees paid to third parties to support the delivery of our EFT Cloud SaaS products.

Cost of M&S revenue as a percent of M&S revenue was substantially unchanged. Cost of revenue for M&S in absolute dollars increased by 7% due to an increase in M&S revenue. The cost of delivering M&S can vary slightly up or down from period-to-period, but we believe such changes are typically not indicative of long term trends or permanent changes in our cost of delivering M&S. Our gross margin on these services generally remains greater than 90% as a result of a consistent application of our customer support delivery protocols and practices.

Index

Cost of professional services revenue as a percent of that revenue was 56% in the 2017 six months as compared to 62% in the 2016 six months. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. In addition, during the second half of 2016, we undertook a refinement of our professional services organization and the manner in which we manage and deliver these services which resulted in more efficient processes from which we began to realize the cost benefit in 2017. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 17% due to a decrease in our professional services revenue for the reasons discussed above.

Sales and Marketing.  We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 38% of total revenue for both the 2017 six months and the 2016 six months. In absolute dollars these expenses increased 10%. These variations were primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increased marketing activities related to competitive intelligence and channel development.
•	Increased sales lead generation activities.
•	Increased in revenue which resulted in a higher absolute dollar amount of sales commissions paid to employees although the commission rate as a percent of sales did not change materially.

General and Administrative.  These expenses increased 6% primarily due to:

•	Increased professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation.
•
An increase in share-based compensation expense due to a higher average number of options outstanding during the 2017 six months as compared to the 2016 six months. Our options outstanding increased as we continued to grant options to attract key personnel in a competitive marketplace for talent.

Offset by:
•
Receiving during the 2017 six months a refund of an overpayment of office lease operating expenses during fiscal 2016 due to our landlord’s estimate of the amount of those expenses upon which those payments were based being in excess of the expenses actually incurred.

•
A decrease in bad debt expense as a result of an enhanced review of our accounts receivable during the 2016 six months resulting in an increased write-off of accounts receivable in that period for which there was not a similar event during the 2017 six months due to an improvement in our collections of accounts receivable.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Six Months Ended June 30,
	2017	2016
R&D expenditures expensed	$1,935	$1,232
R&D expenditures capitalized	938	846
Total R&D expenditures (non-GAAP measurement)	$2,873	$2,078

Our R&D expense increased 57% and our R&D expenditures capitalized increased 11%.

These results were due to our planned, continued increase in our capacity to develop new products as well as maintain our existing products and research technologies available from third-parties. We did this through a combination of increasing our engineering headcount and engaging additional third-party resources on a flexible basis as needed.

Index

Total resources expended for R&D (set forth above as total R&D expenditures) serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether or not our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense (set forth above as R&D expenditures expensed) and capitalized software development costs (set forth above as R&D expenditures capitalized) individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development cost individually.

Other Income.  Other income consists primarily of interest income earned on certificates of deposit. The increase in this amount was due primarily to enhanced investment of our cash beginning in the second half of 2016 to earn a higher rate of interest.

Income Taxes.  Our effective tax rate was 34% for the 2017 six months and 36% for the 2016 six months. These rates differed from a federal statutory tax rate of 34% primarily due to:

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

During the 2017 quarter and 2016 quarter, we earned approximately 12% and 8%, respectively, of our revenue from a single third-party channel distributor who purchases products from us and resells them to their customers. During the 2017 six months and 2016 six months, we earned approximately 5% and 11%, respectively, of our revenue from the same third-party channel distributor. Approximately 13% of our accounts receivable as of June 30, 2017 were due from this distributor. We have since received payment for substantially all of these accounts receivable.

We earned approximately 26% and 25% of our revenue from customers outside the United States during the 2017 quarter and the 2016 quarter, respectively, and 24% and 26% for the 2017 six months and 2016 six months, respectively. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to our sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

Our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting, our management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal controls over financial reporting as of June 30, 2017.

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

Index

Changes in Internal Control Over Financial Reporting

With the exception of the remediation efforts described below, there has been no change in our internal control over financial reporting that occurred during the quarterly period covered by this report and during the subsequent time period through the filing of this Form 10-Q that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Index

Part II. Other Information
Item 1. Legal Proceedings

The information set forth under “Note 12 – Commitments and Contingencies – Legal and Regulatory Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2016 Form 10-K/A filed with the Securities and Exchange Commission on June 14, 2018. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

Index
Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

June 14, 2018	By:	/s/ Karen J. Young
Date		Karen J. Young
Interim Chief Financial Officer