Form 10-Q
period 2017-09-30
GLOBALSCAPE INC
filed 2018-06-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of October 31, 2017 there were 21,793,131 shares of common stock outstanding.

GlobalSCAPE, Inc.
Quarterly Report on Form 10-Q
For the Quarter ended September 30, 2017

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

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,447	$8,895
Certificates of deposit, short term	2,768	2,754
Accounts receivable, net	4,475	6,288
Federal income tax receivable	1,051	292
Prepaid and other expenses	368	531
Total current assets	20,109	18,760

Certificates of deposit, long term	12,960	12,779
Capitalized software development costs, net	3,803	3,743
Goodwill	12,712	12,712
Deferred tax asset, net	1,022	1,050
Property and equipment, net	505	456
Other assets	91	245
Total assets	$51,202	$49,745

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,378	$930
Accrued expenses	2,007	1,603
Deferred revenue	12,012	13,655
Total current liabilities	15,397	16,188

Deferred revenue, non-current portion	3,907	3,790
Other long term liabilities	174	152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 22,196,712 and 21,920,912 shares issued at September 30, 2017, and December 31, 2016, respectively	22	22
Additional paid-in capital	23,280	21,756
Treasury stock, 403,581 shares, at cost, at September 30, 2017 and December 31, 2016	(1,452)	(1,452)
Retained earnings	9,874	9,289
Total stockholders’ equity	31,724	29,615
Total liabilities and stockholders’ equity	$51,202	$49,745

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Operating Revenues:
Software licenses	$2,488	$3,322	$7,768	$8,381
Maintenance and support	5,360	4,637	15,702	13,635
Professional services	368	702	1,652	2,107
Total Revenues	8,216	8,661	25,122	24,123
Cost of revenues
Software licenses	725	862	2,234	2,284
Maintenance and support	446	362	1,283	1,142
Professional services	402	393	1,120	1,269
Total cost of revenues	1,573	1,617	4,637	4,695
Gross profit	6,643	7,044	20,485	19,428
Operating expenses
Sales and marketing	3,079	2,880	9,564	8,765
General and administrative	2,575	1,634	6,178	5,046
Research and development	594	519	2,530	1,750
Total operating expenses	6,248	5,033	18,272	15,561
Income from operations	395	2,011	2,213	3,867
Interest income (expense), net	75	28	221	88
Income before income taxes	470	2,039	2,434	3,955
Income tax expense	194	705	870	1,397
Net income	$276	$1,334	$1,564	$2,558
Comprehensive Income	$276	$1,334	$1,564	$2,558

Net income per common share -
Basic	$0.01	$0.06	$0.07	$0.12
Diluted	$0.01	$0.06	$0.07	$0.12

Weighted average shares outstanding:
Basic	21,792	21,122	21,672	21,061
Diluted	22,247	21,674	22,145	21,640

Cash dividends declared per share	$0.015	$0.015	$0.045	$0.045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income	$1,564	$2,558
Items not involving cash at the time they are recorded in the statement of operations:
Provision for sales returns and doubtful accounts receivable	15	58
Depreciation and amortization	1,604	1,522
Share-based compensation	1,053	753
Deferred taxes	28	(36)
Excess tax benefit from share-based compensation	-	5
Subtotal before changes in operating assets and liabilities	4,264	4,860
Changes in operating assets and liabilities:
Accounts receivable	1,798	(2,249)
Prepaid expenses	163	86
Deferred revenue	(1,526)	770
Accounts payable	448	(237)
Accrued expenses	404	(197)
Other assets	154	30
Accrued interest receivable	(195)	(49)
Other long-term liabilities	22	10
Income tax receivable and payable	(759)	600
Net cash provided by operating activities	4,773	3,624
Investing Activities:
Software development costs capitalized	(1,464)	(1,298)
Purchase of property and equipment	(249)	(168)
Net cash (used in) investing activities	(1,713)	(1,466)
Financing Activities:
Proceeds from exercise of stock options	471	333
Excess tax benefit from share-based compensation	-	(5)
Dividends paid	(979)	(950)
Net cash (used in) financing activities	(508)	(622)

Net increase in cash	2,552	1,536
Cash at beginning of period	8,895	15,885
Cash at end of period	$11,447	$17,421

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,616	$776

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GlobalSCAPE, Inc.
Notes to Condensed Consolidated Financial Statements
As of September 30, 2017 and For the Three and Nine
Months Then Ended
(Unaudited)

1.           Nature of Business

GlobalSCAPE, Inc., and its wholly-owned subsidiary (together referred to as the “Company”, “GlobalSCAPE”, or “we”) provides secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.  Our primary product is Enhanced File Transfer, or EFT. We have other products that complement our EFT product.

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

Throughout these notes unless otherwise noted, our references to the 2017 quarter and the 2016 quarter refer to the three months ended September 30, 2017 and 2016, respectively.  Our references to the 2017 nine months and the 2016 nine months refer to the nine months ended September 30, 2017 and 2016, respectively.

2.           Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the United States Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and footnotes required under United States generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2016, filed with the SEC on June 14, 2018, which we refer to as the 2016 Form 10-K/A, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2016 Form 10-K/A and in this report.

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

Index

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

Method of Amortization of Deferred Revenue Related to M&S Contracts

In previously issued financial statements for our fiscal years prior to 2016 and for the first three quarters of 2016, we amortized deferred revenue related to maintenance and support, or M&S, contracts by recording a full month of amortization in the first month of a contract. We used that method based on our intent to match revenue from our M&S contracts to the expense we incur when delivering M&S services. We acknowledge that the more common and widespread practice is to amortize deferred revenue based upon the specific number of days the M&S contract is in place during that month. Both methods result in the recognition of the same amount of revenue over the term of the M&S contract but yield differing amounts of revenue being recognized in the first month and last month of an M&S contract.

Commencing with the issuance of our financial statements as of December 31, 2016, and for the year then ended, we changed our method of amortizing deferred revenue related to M&S contracts such that our condensed consolidated statements of operations and balance sheets included herein are now prepared using the specific number of days method. This change decreased M&S revenue and net income for the three months and nine months ended September 30, 2016, as reported herein by immaterial amounts relative to amounts previously reported for that period. This change increased deferred revenue as of September 30, 2016, by an immaterial amount relative to the amount previously reported as of that date. This change has no effect on the total amount of revenue we will realize from our M&S contracts.

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

Reclassification of Professional Services Revenue

In preparing our condensed consolidated statement of operations and comprehensive income for the 2017 quarter and 2017 nine months, we classified as professional services certain revenue that had been previously reported as M&S revenue for 2016. We made that change to better reflect the nature of that revenue. We have made the same reclassification in our condensed consolidated statement of operations and comprehensive income for the 2016 quarter and 2016 nine months presented herein.

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

The impact of all of the misstatements described above on the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016 are as follows:

Index

Condensed Consolidated Balance Sheet
(in thousands)
As of September 30, 2016
(unaudited)

	As Previously Reported	Adjustments	As Revised
Assets
Current assets:
Cash and cash equivalents	$17,421		$17,421
Short term investments	3,303		3,303
Accounts receivable, net	8,870	(741)	8,129
Federal income tax receivable	104	(104)	-
Prepaid and other expenses	425		425

Total current assets	30,123	(845)	29,278

Long term investments
Property and equipment, net	463		463
Capitalized software development costs, net	3,961		3,961
Goodwill	12,712		12,712
Deferred tax asset, net	976		976
Other assets	30		30

Total assets	$48,265	$(845)	$47,420

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	622	(20)	602
Accrued expenses	1,841	(145)	1,696
Deferred revenue	13,005	219	13,224
Income taxes payable	517	(457)	60

Total current liabilities	15,985	(403)	15,582

Deferred revenue, non-current portion	3,688	126	3,814
Other long term liabilities	34	110	144
			-
Stockholders’ Equity:			-
Preferred stock	-		-
Common stock	21		21
Additional paid-in capital	20,632	96	20,728
Treasury stock	(1,452)		(1,452)
Retained earnings	9,357	(774)	8,583
Total stockholders’ equity	28,558	(678)	27,880

Total liabilities and stockholders’ equity	$48,265	$(845)	$47,420

Index

Condensed Consolidated Statement of Operations and Comprehensive Income
(in thousands, except per share amounts)
For the Three Months Ended September 30, 2016
(unaudited)

	As Previously Reported	Adjustments	As Revised

Operating revenues:
Software licenses	$3,373	(51)	$3,322
Maintenance and support	4,713	(76)	4,637
Professional services	667	35	702
Total revenues	8,753	(92)	8,661
Costs of revenues
Software licenses	873	(11)	862
Maintenance and support	363	(1)	362
Professional services	534	(141)	393
Total costs of revenues	1,770	(153)	1,617
Gross Profit	6,983	61	7,044
Operating expenses
Sales and marketing	2,759	121	2,880
General and administrative	1,638	(4)	1,634
Research and development	528	(9)	519
Total operating expenses	4,925	108	5,033
Income from operations	2,058	(47)	2,011
Interest income (expense), net	28		28
Income before income taxes	2,086	(47)	2,039
Income tax expense	687	18	705
Net income	$1,399	$(65)	$1,334
Comprehensive income	$1,399	$(65)	$1,334

Net income per common share - basic	$0.07	$(0.00)	$0.06

Net income per common share - diluted	$0.06	$(0.00)	$0.06

Index

Condensed Consolidated Statement of Operations and Comprehensive Income
(in thousands, except per share amounts)
For the Nine Months Ended September 30, 2016
(unaudited)

	As Previously Reported	Adjustments	As Revised

Operating revenues:
Software licenses	$8,565	(184)	$8,381
Maintenance and support	13,843	(208)	13,635
Professional services	2,013	94	2,107
Total revenues	24,421	(298)	24,123
Costs of revenues
Software licenses	2,303	(19)	2,284
Maintenance and support	1,145	(3)	1,142
Professional services	1,689	(420)	1,269
Total costs of revenues	5,137	(442)	4,695
Gross Profit	19,284	144	19,428
Operating expenses
Sales and marketing	8,453	312	8,765
General and administrative	5,083	(37)	5,046
Research and development	1,727	23	1,750
Total operating expenses	15,263	298	15,561
Income from operations	4,021	(154)	3,867
Interest income (expense), net	88		88
Income before income taxes	4,109	(154)	3,955
Income tax expense	1,348	49	1,397
Net income	$2,761	$(203)	$2,558
Comprehensive income	$2,761	$(203)	$2,558

Net income per common share - basic	$0.13	$(0.01)	$0.12

Net income per common share - diluted	$0.13	$(0.01)	$0.12

Index

Condensed Consolidated Statements of Cash Flows
(in thousands)
For the Nine Months Ended September 30, 2016
(unaudited)

	As Previously Reported	Adjustments	As Revised

Operating Activities:
Net income	$2,761	(203)	$2,558
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	67	(9)	58
Depreciation and amortization	1,522		1,522
Share-based compensation	721	32	753
Deferred taxes	(36)		(36)
Excess tax deficiency from exercise of share based compensation	5		5
Subtotal before changes in operating assets and liabilities	5,040	(180)	4,860
Changes in operating assets and liabilities:
Accounts receivable	(2,856)	607	(2,249)
Prepaid expenses	86		86
Deferred revenues	1,081	(311)	770
Accounts payable	(217)	(20)	(237)
Accrued expenses	(52)	(145)	(197)
Other assets	30		30
Accrued interest receivable	(49)		(49)
Other long-term liabilities	(10)	20	10
Income tax receivable and payable	571	29	600
Net cash provided by (used in) operating activities	3,624	-	3,624
Investing Activities:
Software development costs	(1,298)		(1,298)
Purchase of property and equipment	(168)		(168)
Net cash provided by (used in) investing activities	(1,466)	-	(1,466)
Financing Activities:
Proceeds from exercise of stock options	333		333
Tax deficiency (benefit) from stock-based compensation	(5)		(5)
Dividends paid	(950)		(950)
Net cash provided by (used in) financing activities	(622)	-	(622)
Net increase (decrease) in cash	1,536		1,536
Cash at beginning of period	15,885	-	15,885
Cash at end of period	$17,421	$-	$17,421

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$776		$776

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

For our products licensed and delivered on a monthly or other periodic subscription or software-as-a-service, or SaaS basis, we recognize subscription revenue, including initial setup fees, on a monthly basis ratably over the contractual term of the customer contract as we deliver our products and services. Amounts paid prior to this revenue recognition are presented as deferred revenue until earned.

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

Index

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was approximately $480,277 and $480,315 in the 2017 quarter and the 2016 quarter, respectively, and $1,508,114 and $1,447,774 in the 2017 nine months and 2016 nine months, respectively.

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

Index

ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (issued September 2017) – This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. It states that in these situations, modification accounting should be applied unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award was modified, and the classification of the modified award as equity or a liability is the same as the classification of the original award immediately before the original award was modified. We do not expect this pronouncement to have a material effect on how we account for the changes to the terms or conditions of a share-based payment award.

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

ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (issued June 2016) - This pronouncement provides guidance as to the treatment of transactions in a statement of cash flows with respect to eight specific cash flow issues. During 2017 and 2016, we had no transactions of the type cited in the statement and do not anticipate having any such transactions in the foreseeable future. Accordingly, we do not expect this pronouncement to have a material effect on how we present items in our consolidated statement of cash flows.

ASU 2016-13, Financial Instruments – Credit Losses (issued June 2016) - Among the provisions of this ASU is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need consider only past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with consolidated financial statements we issue for the year ending December 31, 2020, and the quarterly periods during that year. We do not expect the amounts we report as accounts receivable in those future periods under this guidance to be materially affected relative to current guidance.

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016) – This standard discontinued the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. As prescribed by this standard, we adopted it beginning January 1, 2017, and followed it in the preparation of our condensed consolidated financial statements as of September 30, 2017, and for the three months and nine months then ended.

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

Index

ASU 2016-02, Leases (issued February 2016) - The main difference between existing GAAP and this ASU 2016-02 is the presentation by lessees on their financial statements of lease assets and lease liabilities arising from operating leases. Since this new standard retains the distinction between finance and operating leases, the effect of leases in the statement of operations and the statement of cash flows will be largely unchanged from existing GAAP. Our only lease of significance is our operating lease for our corporate office space for which we will present a right-to-use asset and a lease liability on our consolidated balance sheet when we implement this standard. We are in the process of determining those amounts. In accordance with this standard, we will implement it beginning with our interim and annual consolidated financial statements for 2019. The extent of the effect of this standard on our consolidated financial statements for 2019 and later will depend upon the leases, if any, that we have in effect at that date.

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

We have determined that the application of ASU 2014-09 will have a material effect on the timing of our recording of expenses resulting from the incremental costs we incur to obtain a contract with a customer to deliver goods and services. These incremental costs consist primarily of sales commissions paid to our sales people and royalties on certain of our products paid to third parties. For periods ended September 30, 2017, and earlier, we recorded the full amount of the sales commission and royalties paid on the full value of an M&S or SaaS contract as an expense on the inception date of the M&S contract. Under ASU 2014-09, we will account for such costs we incur in 2018 and later as follows:

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

5.           Accounts Receivable, Net

We bill our customers and issue them an invoice when we have delivered our goods or services to them. In addition, when our customers agree to purchase or renew M&S services, we bill and invoice our customers at that time, which could be before the date we begin delivering those services. In that event, we exclude from accounts receivable (and from the related deferred revenue, see Note 3) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our consolidated financial statements.  We continually assess the collectability of our accounts receivable.  If we deem it less than probable that we will collect an amount due us, we write-off that balance against our allowance for doubtful accounts.   Accordingly, we determine our accounts receivable, net, as follows ($ in thousands):

	September 30, 2017	December 31, 2016
Total invoices issued and unpaid	$5,111	$6,932
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(358)	(381)
Gross accounts receivable	4,753	6,551
Allowance for sales returns and doubtful accounts	(278)	(263)
Accounts receivable, net	$4,475	$6,288

6.           Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activities were as follows ($ in thousands):

	September 30,	December 31,
	2017	2016
Gross capitalized cost	$8,716	$7,252
Accumulated amortization	(4,913)	(3,509)
Capitalized software development costs, net	$3,803	$3,743

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amount capitalized	$527	$452	$1,464	$1,298
Amortization expense	484	450	1,404	1,319

Index

	Released	Unreleased
	Products	Products
Gross capitalized amount at September 30, 2017	$7,866	$850
Accumulated amortization	(4,913)	-
Net	$2,953	$850

Future amortization expense:
Three months ending December 31, 2017	465
Year ending December 31,
2018	1,421
2019	781
2020	286
Total	$2,953

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

	September 30, 2017	December 31, 2016
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$16,277	$17,826
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(358)	(381)
Total deferred revenue	$15,919	$17,445

Deferred revenue, current portion	$12,012	$13,655
Deferred revenue, non-current portion	3,907	3,790
Total deferred revenue	$15,919	$17,445

8.           Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Share-based compensation expense	$381	$231	$1,053	$753

Index

Stock Options

We have granted stock options to our officers and employees under long-term equity incentive plans that originated in 2000, 2010 and 2016. During the 2017 quarter and nine months, we granted stock options only under the 2016 plan.

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

We currently issue stock-based awards to our officers and employees only under the 2016 plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of September 30, 2017, stock-based incentives for up to 4,187,000 shares remained available for issuance in the future under this plan.

We have not previously issued any restricted stock under any of these plans.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000’s)

Outstanding at December 31, 2016	2,407,005	$3.00	7.19	$2,574
Granted	935,000	$3.98
Forfeited	(394,990)	$3.73
Exercised	(195,800)	$2.41
Outstanding at September 30, 2017	2,751,215	$3.27	6.60	$1,756

Exercisable at September 30, 2017	1,197,204	$2.65	3.64	$1,445

Additional information about our stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average fair value of options granted	$1.94	$1.59	$1.67	$1.65
Intrinsic value of options exercised	$9,284	$78,607	$351,893	$261,061
Cash received from stock options exercised	$13,440	$70,320	$471,789	$333,329

Number of options that vested	28,570	42,390	430,724	308,736
Fair value of options that vested	$44,843	$48,374	$698,442	$469,423

Unrecognized compensation expense related to non-vested options at end of period	$1,994,289	$1,671,434	$1,994,289	$1,671,434
Weighted average years over which non-vested option expense will be recognized	2.11	2.27	2.11	2.27

Index

As of September 30, 2017
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	74,100	2.00	$1.09	74,100	$1.09
$1.47 - $2.32	450,245	2.17	$1.83	448,885	$1.83
$2.34 - $3.52	936,580	6.68	$3.27	466,999	$3.13
$3.53 - $5.30	1,283,290	8.35	$3.90	207,220	$3.92
$5.44 - $5.44	7,000	9.80	$5.44	-	$-
Total options	2,751,215			1,197,204

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Expected volatility	50%	53%	49%	56%
Expected annual dividend yield	1.50%	1.50%	1.50%	1.50%
Risk free rate of return	1.95%	1.18%	1.94%	1.46%
Expected option term (years)	6.00	6.00	6.00	6.00

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

•	Restricted shares participate in dividend payments and may be voted.
•	As of September 30, 2017, stock based incentives for up to 260,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2016	80,000	$3.31
Shares granted with restrictions	80,000	$4.24
Shares vested and restrictions removed	(80,000)	$3.31	$320,000
Restricted shares outstanding at September 30, 2017	80,000	$4.24

Unrecognized compensation expense for non-vested shares as of September 30, 2017
Expense to be recognized in future periods	$205,744
Weighted average number of months over which expense is expected to be recognized	7.3

Index

9.           Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	Three months ended September 30,						Nine months ended September 30,
	2017			2016			2017			2016
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$29	$146	$175	$715	$(78)	$637	$733	$33	$766	$1,300	$(21)	$1,279
State	10	9	19	72	(4)	68	109	(5)	104	133	(15)	$118
Total	$39	$155	$194	$787	$(82)	$705	$842	$28	$870	$1,433	$(36)	$1,397

Deferred income taxes on our balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	September 30	December 31,
	2017	2016
Deferred tax assets:
Deferred revenue	$1,094	$1,229
Capital loss carryforward	1,099	1,099
Share-based compensation	619	578
Compensation and benefits	284	278
Texas franchise tax R&D credit	168	153
Allowance for doubtful accounts	94	114
Net operating loss carryforward	47	91
Prepaid expenses not deductible	136	-
Accrued expenses not deductible	64	56
Less Valuation Allowances:
Capital loss carryforward	(1,099)	(1,099)
Texas franchise tax R&D credit	(168)	(153)
Total deferred tax assets	2,338	2,346

Deferred tax liabilities:
Intangible assets	1,310	1,289
Depreciation	6	7
Total gross deferred tax liabilities	1,316	1,296

Net deferred tax assets	$1,022	$1,050

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

As of September 30, 2017, we had federal income tax net operating loss carryforwards of $137,000 available to offset future federal taxable income, if any. These carryforwards became available through our acquisition of TappIn, Inc. in 2011.  These carryforwards expire in 2030 and 2031.

As of September 30, 2017, we have a federal income tax capital loss carryforward of $3,231,000 which resulted from the reduction of our investments in and notes receivable from CoreTrace Corporation in 2012.  We can realize this carryforward to the extent we have capital gains in future periods against which this capital loss can be deducted.  We believe it uncertain that we will have sufficient capital gains in the future to support this deduction and accordingly have provided a valuation allowance for the full amount of this carryforward. This carryforward expires in 2017.

Index

As of September 30, 2017, we had Texas R&D tax credit carryforwards of $168,000.  We can realize Texas R&D tax credit carryforwards to the extent we have sufficient Texas Franchise Tax in future years.  We believe it is uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these credits and, accordingly, have provided a valuation allowance for the full amount of these carryforwards.  These carryforwards expire in 2034 through 2038.

We claim research and experimentation tax credits, or R&D tax credits, on certain of our tax returns and have included the effect of those credits in our provision for income taxes. A routine examination of our 2008, 2009 and 2010 federal income tax returns conducted and completed by the Internal Revenue Service resulted in the amount of the R&D tax credits allowed for those years being less than the amounts we claimed on those federal income tax returns. If the Internal Revenue Service examines our federal income tax returns for 2011 and later years, we believe they may apply their same criteria to the R&D tax credits we claimed on those tax returns. Accordingly, we believed it more-likely-than-not that the R&D tax credit allowed for those years may be less than the amounts we have claimed.  As a result, we maintain a reserve for an uncertain tax position for this matter in the amount of $153,000 as of September 30, 2017.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	Nine Months Ended September,
	2017	2016
Balance at beginning of period	$121	$90
Increases for tax positions related to the current year	16	9
Increases for tax positions related to prior years	16	11
Balance at end of period	$153	$110

We believe it reasonably possible that we will not recognize any of our unrecognized tax benefits at least through September 30, 2017. If we realized and recognized any of our gross unrecognized tax benefits, such benefits would reduce our effective tax rate in the year of recognition.

We are subject to taxation in the United States and in multiple state jurisdictions. Our federal income tax returns for 2016, 2015, 2014 and 2013 are subject to examination by the Internal Revenue Service.  Our amended federal income tax returns for 2012 and 2011 are subject to examination with the amount of any claim for payment of additional taxes limited to the amount by which the tax due on those amended returns was less than the tax due on the returns for those years as originally filed.  Our state tax returns are subject to examination for varying periods of time by numerous state taxing authorities. Currently, none of our federal or state income tax returns are under examination.

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

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 34% to income before income taxes as follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income tax expense (benefit) at federal statutory rate	$160	$693	$828	$1,345
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	16	52	67	97
Stock based compensation	37	25	121	60
Other	7	5	19	37
R&D tax credit uncertain tax position (net)	6	10	32	20
Research and development credit	(30)	(55)	(177)	(119)
Domestic production activities deduction	(2)	(25)	(20)	(43)
Income tax expense (benefit) per the statements of operations	$194	$705	$870	$1,397

Index

10.           Earnings per Common Share

Earnings per share for the periods indicated were as follows ($ in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerators
Numerator for basic and diluted earnings per share:
Net income	$276	$1,334	$1,564	$2,558

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	21,792	21,122	21,672	21,061

Dilutive potential common shares
Stock options and awards	455	552	473	579
Denominator for diluted earnings per share	22,247	21,674	22,145	21,640

Net income per common share - basic	$0.01	$0.06	$0.07	$0.12
Net income per common share – diluted	$0.01	$0.06	$0.07	$0.12

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

11.           Dividends

We paid dividends as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016

Dividend per share of common stock	$0.015	$0.015	$0.015	$0.015	$0.015	$0.015
Dividend record date	February 23, 2017	February 23, 2016	May 23, 2017	May 23, 2016	August 23, 2017	August 23, 2016
Dividend payment date	March 8, 2017	March 8, 2016	June 8, 2017	June 8, 2016	September 8, 2017	September 8, 2016

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

Contractual Obligations

We have an obligation under a contract with a third party to prepay future minimum royalty payments in the amount of $800,000 in September 2018 and $1.2 million in November 2019.

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

Index

13.           Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party channel distributors even though those end users can also purchase those products directly from us. In the 2017 quarter and 2016 quarter, we earned approximately 14% and 17%, respectively, of our revenue from such sales through our largest, third-party channel distributor. During the 2017 nine months and 2016 nine months, we earned approximately 14% of our revenue from such sales through our largest, third-party channel distributor.  As of September 30, 2017, approximately 15% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

14.           Segment and Geographic Disclosures

In accordance with FASB ASC Topic 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located outside the United States accounted for approximately 30% and 17% of our total revenues in the 2017 and 2016 quarters, respectively, and 26% and 22% for the 2017 nine months and 2016 nine months respectively.  Revenue derived from customers and partners in the United Kingdom were 13% of our revenue during the 2017 quarter. For the 2017 nine months, the 2016 nine months and the 2016 quarter, no individual foreign country accounted for 10% or more of total revenues.  We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of September 30, 2017.

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

In the following discussion, our references to the 2017 quarter and the 2016 quarter refer to the three months ended September 30, 2017 and 2016, respectively. Our references to the 2017 nine months and the 2016 nine months refer to the nine months ended September 30, 2017 and 2016, respectively.

Overview

We develop and sell computer software that provides secure information exchange, data transfer and sharing capabilities for enterprises and consumers. We have been in business for more than twenty years having sold our products to thousands of enterprises and more than one million individual consumers globally.

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

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, marketing and sales will focus on our EFT platform products. We expect to expend minimal resources developing and selling our other products. We believe our EFT platform products and business capabilities are well-positioned to compete effectively in the market for these products.  For a more comprehensive discussion of the products we sell and the services we offer, see Software Products and Services below.

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2017:
-	Named to the CRN 2017 Cloud Partner Program Guide which recognizes partner programs with distinguished margins, sales support and cloud resources
-	Received three awards from the 2017 Golden Bridge Awards for distinguished technology achievements which included:
▪	Cloud/SaaS Innovations (Gold Winner) – EFT on Amazon Web Services or Microsoft Azure
▪	Managed File Transfer Innovations (Gold Winner) – The EFT Accelerate module
▪	Governance, Risk and Compliance Innovations (Bronze Winner) – EFT platform
-	Received two awards from the Network Product Guide 2017 IT World Awards for achievements in product excellence that included:
-	Governance, Risk and Compliance (Gold Winner) – EFT.
-	Cloud Security (Silver Winner) – EFT Cloud Services.
-	Recognized as a Best Place to Work in IT by Computerworld for the fourth consecutive year and sixth time overall.

Index

-	Recognized for three Info Security Products Guide 2017 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
-	Innovation in Compliance (Gold Winner) – Enhanced File Transfer.
-	Cloud/SaaS Solutions (Gold Winner) – EFT Cloud Services.
-	BYOD Security (Bronze Winner) – EFT Workspaces.
-	Honored as a Best Company to Work for in Texas by Best Companies Group (BCG), Texas Monthly, the Texas Association of Businesses (TAB), and Texas SHRM.
-	Received a 5-Star rating in The Channel Company’s CRN 2017 Partner Program Guide for the third year in a row.
-	Honored with the 2017 Total Rewards & Benefits Excellence Award by the HRO Today Services and Technology Association.
-	Selected as a finalist in the 2017 Cybersecurity Product Awards Secure File Transfer: EFT Enterprise.

•	In 2016:
-	Recognized as a 2016 Top Workplace by San Antonio Express-News, marking our sixth recognition as a Top Workplace in San Antonio.
-	Earned awards from the Golden Bridge Awards for several categories, including:
-	Enhanced File Transfer (EFT) – Gold Winner in Access Compliance and Risk Management.
-	EFT Cloud Services – Gold Winner in Managed File Transfer.
-	Selected for awards from Network Products Guide for the 2016 IT World Awards in several categories, including:
-	EFT Workspaces module, a part of Enhanced File Transfer - Gold Winner in BYOD Security
-	Enhanced File Transfer (EFT) - Bronze Winner in Compliance
-	Mail Express - Bronze Winner in Email Security and Management
-	Named as Leader in Secure Information Exchange Services 2016 – Texas by the Corp America 2016 Small Cap Awards.
-	Earned awards from Info Security Guide in several categories, including:
-	EFT Workspaces – Gold Winner in BYOD Security.
-	Enhanced File Transfer – Silver Winner in Compliance.
-	EFT Cloud Services – Bronze Winner in Cloud Security.
-	Mail Express – Bronze Winner in Email Security and Management.
-	Received a 5-Star rating in The Channel Company’s CRN 2016 Partner Program Guide for the second year in a row.
-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the sixth year in a row with a ranking of #16 in the medium size category.
-	Honored as the HR Employer of the Year and Excellence in Engagement Strategy in North America by the HRO Today Services and Technology Association.
-	Recognized by the San Antonio Business Journal as a 2016 Best Place to Work, making this the fifth time GlobalSCAPE has received this honor.
-	Named by Computerworld as one of the best companies to work for in IT for the third consecutive year with a ranking of #3 in the small company category.

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

Index

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

See Comparison of the Consolidated Statement of Operations for the Three Months Ended September 30, 2017 and 2016 and Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2017 and 2016 for a discussion of trends in our revenue growth that we monitor using this metric.

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

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$276	$1,334	$1,564	$2,558
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	194	705	870	1,397
Interest (income) expense, net	(75)	(28)	(221)	(88)
Depreciation and amortization:
Total depreciation and amortization	547	513	1,604	1,522
Amortization of capitalized software development costs	(484)	(450)	(1,404)	(1,319)
Stock-based compensation expense	381	231	1,053	753
Adjusted EBITDA	$839	$2,305	$3,466	$4,823

See Comparison of the Consolidated Statement of Operations for the Three Months Ended September 30, 2017 and 2016 and Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2017 and 2016 for discussion of the variances between periods in the components comprising Adjusted EBITDA.

Software Products and Services

We develop and sell computer software that provides secure information exchange, file transfer, and file sharing for enterprises and consumers. We have been in business for more than twenty years having sold our products to thousands of enterprises and more than one million individual consumers globally.

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

Index

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

We have multiple revenue streams from our EFT Platform products that include:

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

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, marketing and sales will focus on our EFT platform. We believe the EFT product platform and its business capabilities are well-positioned to compete effectively in the market for MFT products. For a more comprehensive discussion of the products we sell and the services we offer, see below.

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

Managed File Transfer – Enhanced File Transfer Platform

Enhanced File Transfer, or EFT, is the brand name of our core MFT product platform. Our EFT platform products received multiple industry awards in compliance categories in 2017 including the 2017 Golden Bridge awards, the Network Product Guide’s 2017 IT World Awards, and the 2017 Info Security Products Guide Global Excellence Awards.

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

•
Compliance with government regulations and industry standards relating to the protection of information while allowing users to reduce information systems and technologies costs, increase efficiency, track and audit transactions, and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration, and continuous data backup and recovery.

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

•
An EFT Workspaces Microsoft® Outlook plugin that provides secure ad hoc file transfers via email, providing customers with the reporting features in EFT and combining them with the simplicity and security of sending files with Mail Express. The integration of these two products takes the best features in Mail Express and incorporates them into EFT.

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

We expect to continue to enhance the EFT platform with capabilities that improve its speed and responsiveness of performance, provide additional administration flexibility supporting cross-platform implementation with our DMZ Gateway solution, offer more robust reporting capabilities, and provide additional language support.

Index

Most EFT customers choose to purchase a perpetual software license for a one-time fee paid at the time of purchase and under which they install the software on equipment they own and/or manage. In almost all cases, they also purchase ongoing M&S for which they pay us a recurring, annual amount that typically is 20% to 30% of the price of the software license.

If a customer prefers to use the capabilities of EFT in a SaaS fashion, we offer EFT Cloud Services for a monthly subscription fee. The EFT platform delivered in this manner has the same features and functionality as our EFT platform installed at a customer site. EFT Cloud Services allows users to reduce their upfront cost and achieve other recognized benefits of cloud-based managed file transfer subscription solutions including strong service level agreements for information technologies infrastructure reliability and performance.  EFT can also be deployed for customers, on a BYOL basis, in their infrastructures running through Amazon Web Services or Microsoft Azure. We have also initiated offering EFT Enterprise direct to buyers on a pre-deployed basis in the Amazon Web Services and Microsoft Azure Marketplaces.

Subscription revenue from EFT Cloud Services or EFT on AWS or Azure, which is on a BYOL basis or pre-deployed within either infrastructure provider’s marketplace, is increasing but is not yet a material portion of the total revenue from our EFT platform.

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

To broaden the appeal and capabilities of Mail Express, we continue to develop and add functionality that integrates the features of Mail Express into the EFT platform through the Workspaces Microsoft® Outlook Plugin. This integration takes the superior control, visibility and monitoring capabilities of the EFT platform and makes them available to administrators and users in an email environment. The Workspaces Microsoft® Outlook Plugin combines the technology and features available in Mail Express with the functionality of Workspaces and integrates them directly into EFT Enterprise.

Wide Area File Services Solution - WAFS

Our WAFS software product uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network thereby allowing users to access their data at higher speeds than possible with most alternate approaches. The software uses byte-level differencing technology to update changes to files with minimal impact on network bandwidth while also ensuring that files are never overwritten, even if opened by other remote users. Other key features of WAFS include native file locking, replication to multiple locations simultaneously, adherence to access control list file permissions, and full UTF-8 support.

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

Index

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

Employees

Our number of employees is as follows:

	September 30,
Department	2017	2016
Sales and Marketing	56	44
Engineering	30	28
Professional Services	6	12
Customer Support	23	22
Management and Administration	19	20
Total	134	126

Index

Solution Perspective and Trends

The components of our revenue are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Revenue By Type
License	2,488	30.3%	3,322	38.4%	7,768	30.9%	8,381	34.7%
M&S	5,360	65.2%	4,637	53.5%	15,702	62.5%	13,635	56.5%
Professional Services	368	4.5%	702	8.1%	1,652	6.6%	2,107	8.7%

Total Revenue	$8,216	100.0%	$8,661	100.0%	$25,122	100.0%	$24,123	100.0%

Revenue by Product Line
License
EFT Platform	$2,388	96.0%	$3,060	92.1%	$7,338	94.5%	$7,579	90.4%
Other	100	4.0%	262	7.9%	430	5.5%	802	9.6%

Total License Revenue	2,488	100.0%	3,322	100.0%	7,768	100.0%	8,381	100.0%

M&S
EFT Platform	5,100	95.1%	4,329	93.4%	14,893	94.8%	12,695	93.1%
Other	260	4.9%	308	6.6%	809	5.2%	940	6.9%

Total M&S Revenue	5,360	100.0%	4,637	100.0%	15,702	100.0%	13,635	100.0%

Professional Services (all EFT Platform)	368	100.0%	702	100.0%	1,652	100.0%	2,107	100.0%

Total Revenue
EFT Platform	7,856	95.6%	8,091	93.4%	23,883	95.1%	22,381	92.8%
Other	360	4.4%	570	6.6%	1,239	4.9%	1,742	7.2%

Total Revenue	$8,216	100.0%	$8,661	100.0%	$25,122	100.0%	$24,123	100.0%

Our total revenue decreased 5.1% for the 2017 quarter and increased 4.1% for the 2017 nine months.  Revenue from our EFT platform products decreased 2.9% for the 2017 quarter and increased 6.7% for the 2017 nine months.  Revenue from our other product lines decreased for both the 2017 quarter and the 2017 nine months, which is consistent with our expectations as discussed below.  For a more detailed discussion of these revenue trends, see Comparison of the Consolidated Statement of Operations for the Three Months Ended September 30, 2017 and 2016 and Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2017 and 2016.

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

•
Professional services revenue from a variety of implementation and integration services, as well as delivery of education and training associated with our solutions, which we recognize as the services are performed and accepted by the client.

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

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work. In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

•	Increasing sales staffing and capabilities as needed to address our markets.
•	Aligning our sales group to enhance its industry and geographic focus.
•	Implementing new sales and marketing campaigns.
•	Evolving our lead generation programs to increase our sales staff’s exposure to potential purchasers.
•	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

Liquidity and Capital Resources

Our total cash, cash equivalents, certificates of deposit and working capital positions were as follows ($ in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$11,447	$8,895
Short term certificates of deposit	2,768	2,754
Long term certificates of deposit	12,960	12,779
Total cash, cash equivalents and certificates of deposit	$27,175	$24,428

Current assets	$20,109	$18,760
Current liabilities	(15,397)	(16,188)
Working capital	$4,712	$2,572

Index

At September 30, 2017, our certificates of deposit in current assets mature on various dates through October 2017. Our long term certificates of deposit mature after June 30, 2018, on various dates through December 2021.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Nine Months Ended September 30,
	2017	2016
Operating activities	$4,773	$3,624
Investing activities	(1,713)	(1,466)
Financing activities	(508)	(622)

Our cash provided by operating activities increased during the 2017 nine months compared to the 2016 nine months primarily due to the following factors:

•
Accounts receivable decreased $1.8 million in the 2017 nine months compared to increasing $2.2 million in the 2016 nine months due in part to a large M&S renewal that was still outstanding at the end of the 2016 nine months with no similar transaction in the 2017 nine months.

•	Normal variations in our payments to vendors that contributed to our accounts payable increasing $448,000 in the 2017 nine months compared to decreasing $237,000 in the 2016 nine months.
•
Normal variations in the timing of our payroll payment dates relative to the date of the condensed consolidated balance sheet presented as a part of our condensed consolidated financial statements that contributed to accrued expenses increasing $404,000 in the 2017 nine months compared to a decreasing $197,000 in the 2016 nine months.

Index

Offset by:

•
A decision by the U.S. Army to consolidate certain of their operations resulting in the non-renewal of their M&S contract combined with our transition during 2017 to emphasizing selling one-year instead of multi-year M&S contracts primarily due to our desire to reduce the effects of discounts that customers expect from a multi-year contract. Since our customers pay us for the full M&S term at the beginning of the contract, the up-front cash we receive at the time we sell a single-year contract is less than the up-front cash we receive when we sell a multi-year contract. At the same time, we potentially enhance our future M&S revenue due to less discounting. These factors contributed to our deferred revenue decreasing $1.5 million in the 2017 nine months compared to increasing $770,000 in the 2016 nine months.

•
 Higher payments for federal income taxes in the 2017 nine months as compared to the 2016 nine months. During the 2016 nine months, we did not make any federal income tax payments due to our application of overpayments from the 2015 tax year to 2016 tax year. We did not have overpayments in the 2016 tax year to apply to the 2017 tax year. As a result, we made federal income tax payments during the 2017 nine months for which there were no similar payments during the 2016 nine months. These factors contributed to our federal income taxes payable decreasing $759,000 during the 2017 nine months as compared to increasing $600,000 during the 2016 nine months.

The amount of cash we used for investing activities during the 2017 nine months increased compared to the 2016 nine months due primarily to:

•
An increase in our work to develop new software products and services which resulted in the amount of software development costs we capitalized being higher during the 2017 nine months than during the 2016 nine months.

•	An increase in purchases of property and equipment resulting from a reconfiguration of certain of our office space.

Financing activities used less cash during the 2017 nine months than during the 2016 nine months primarily due to an increase in proceeds from stock option exercises as a result of more option holders electing to exercise their options.

Contractual Obligations and Commitments

As of September 30, 2017, our contractual obligations and commitments consisted primarily of the following items:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $15.9 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.

•	We have an obligation under a contract with a third party to prepay future minimum royalty payments in the amount of $800,000 in September 2018 and $1.2 million in November 2019.
•
Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

•	Operating lease for our office space.
•	Federal and state taxes.

Our non-cancellable, contractual obligations at September 30, 2017 consisted primarily of the following ($ in thousands):

	Amounts Due for the Period
	Three Months Ending December 31,	Fiscal Years
	2017	2018	2019	Thereafter	Total

Prepaid royalty fees	$-	$800	$1,200	$-	$2,000
Operating leases	90	360	120	-	570
Total	$90	$1,160	$1,320	$-	$2,570

Index

As of September 30, 2017, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

We plan to continue to expend significant resources in the future on product development, sales and marketing which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.

Comparison of the Consolidated Statement of Operations for the Three Months Ended September 30, 2017 and 2016

	Three Months Ended September 30,
	2017	2016	$ Change
	$ in thousands

Total revenues	$8,216	$8,661	$(445)
Total cost of revenues	1,573	1,617	(44)
Gross profit	6,643	7,044	(401)
Operating expenses
Sales and marketing	3,079	2,880	199
General and administrative	2,575	1,634	941
Research and development	594	519	75
Total operating expenses	6,248	5,033	1,215
Income from operations	395	2,011	(1,616)
Other income	75	28	47
Income before income taxes	470	2,039	(1,569)
Income tax expense	194	705	(511)
Net income	$276	$1,334	$(1,058)

In the discussion below, we refer to the three months ended September 30, 2017, as the “2017 quarter” and the three months ended September 30, 2016, as the “2016 quarter”. The percentage changes cited in our discussions are based on the 2017 quarter amounts compared to the 2016 quarter amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended September 30,
	2017		2016
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	2,488	30.3%	3,322	38.4%
M&S	5,360	65.2%	4,637	53.5%
Professional Services	368	4.5%	702	8.1%

Total Revenue	$8,216	100.0%	$8,661	100.0%

Revenue by Product Line
License
EFT Platform	$2,388	96.0%	$3,060	92.1%
Other	100	4.0%	262	7.9%

	2,488	100.0%	3,322	100.0%
M&S
EFT Platform	5,100	95.1%	4,329	93.4%
Other	260	4.9%	308	6.6%

	5,360	100.0%	4,637	100.0%

Professional Services (all EFT Platform)	368	100.0%	702	100.0%

Total Revenue
EFT Platform	7,856	95.6%	8,091	93.4%
Other	360	4.4%	570	6.6%

	$8,216	100.0%	$8,661	100.0%

Index

Our total revenue decreased 5.1%. Revenue from our EFT platform products and services decreased 2.9%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprise 4.4% of our total revenue which is a trend that is in line with our ongoing de-emphasis of those products.

EFT Platform Products

License revenue from our EFT platform products decreased 22%. During the 2017 quarter, we were transitioning to new leadership of our sales team as a result of certain of our personnel being involved in improper arrangements with customers that have been the subject of the investigation by the Audit Committee of the Board of Directors that we first announced in August 2017. This transition caused a temporary loss in sales momentum while this new leadership became familiar with our existing sales programs and began to design and implement new and enhanced initiatives.

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

M&S revenue from our EFT platform products increased 18% primarily due to:

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

Our professional services revenue was $334,000 less for the 2017 quarter compared to the 2016 quarter, which is a decrease of 48%. This decrease was partially related to the decreased license revenue from our EFT platform since there generally is a direct relationship between the licenses our customers purchase and their need for professional services. In addition, subsequent to the 2016 quarter, we had a backlog of professional services engagements that arose from software sales in previous periods.  We worked down that backlog during the 2016 quarter which resulted in our professional services revenue being higher than typical for the 2016 quarter relative to software license revenue.  During the 2017 quarter, we also began to focus more on selling pre-packaged professional services (as compared to customized services) which, while yielding lower total revenue from professional services, allowed us to deliver professional services more efficiently and without the unpredictability (and related costs) that can arise with customized services.

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

Index

Other Products

In mid-2016, we announced that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our Mail Express, WAFS, CuteFTP, and TappIn products that collectively constitute less than 10% of our total revenue, in the future we would de-emphasize these stand-alone products that are not part of our EFT platform. Accordingly, during the second half of 2016, we began to curtail our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 36.8% in the 2017 quarter compared to the 2016 quarter. Our future focus will be on our EFT platform such that we expect to see a continuing decline in revenue from these other products although we do expect them to continue to produce a modest contribution margin that contributes to our future profitability.

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

Cost of software license revenue decreased 16% and as a percent of software license revenue was 29% in the 2017 quarter compared to 26% in the 2016 quarter. These fluctuations were primarily due to:

•
A decrease in royalties we pay to third-parties to use their technology for certain components of our products. The amount of royalties we pay relative to our aggregate revenue fluctuates based on the mix of products we sell. During the 2017 quarter, more of the products we sold were not subject to a royalty payment than was the case during the 2016 quarter. This product mix will cause the cost of software license revenue to ebb and flow based upon our customers’ unique demands such that we do not view this decrease in royalties as unusual or indicative of a long-term trend.

•	A decrease in expense related to two non-recurring engineering projects during the 2016 quarter with no similar transaction in the 2017 quarter.

Cost of M&S revenue as a percent of M&S revenue was substantially unchanged. Cost of revenue for M&S in absolute dollars increased by 23% due to an increase in M&S revenue. The cost of delivering M&S can vary slightly up or down from period-to-period, but we believe such changes are typically not indicative of long term trends or permanent changes in our cost of delivering M&S. Our gross margin on these services generally remains greater than 90% as a result of a consistent application of our customer support delivery protocols and practices.

Cost of professional services revenue exceeded revenue from professional services in the 2017 quarter due mainly to the one-time cost of extending the time allowed to exercise certain stock options to some of our former employees.

Sales and Marketing.  We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 37% of total revenue for the 2017 quarter compared to 33% of total revenue for the 2016 quarter. In absolute dollars these expenses increased 7%. These variations were primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increased marketing activities related to competitive intelligence and channel development.
•	Increased sales lead generation activities.

Index

General and Administrative.  These expenses increased 58% primarily due to:

•	Increased professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation.
•	Increased salaries and share-based compensation expense.

Offset by:

•
A decrease in severance expense as a result of the 2016 quarter including severance expense related to the resignation of our chief executive officer during the second fiscal quarter of 2016, which is an expense we did not incur in the 2017 quarter.

Research and Development.  The overall profile of our research and development, or R&D, activities was as follows ($ in thousands):

	Three Months Ended September 30,
	2017	2016
R&D expenditures expensed	$594	$519
R&D expenditures capitalized	527	452
Total R&D expenditures (non-GAAP measurement)	$1,121	$971

Our R&D expenditures expensed increased 14% and our R&D expenditures capitalized increased 17%. These results were due to our planned, continued increase in our capacity to develop new products as well as maintain our existing products and research technologies available from third-parties. We did this through a combination of increasing our engineering headcount and engaging additional third-party resources on a flexible basis as needed.

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

Income Taxes.  Our effective tax rate was 41% for the 2017 quarter and 35% for the 2016 quarter. These rates differed from a federal statutory tax rate of 34% primarily due to:

•
Certain expenses in our consolidated financial statements, such as incentive stock option compensation expense and a portion of meals and entertainment that are not deductible on our federal income tax return.

•	A reduction in the amount of the domestic production activities deduction due to our estimated taxable income being lower than previously anticipated.
•	State income taxes included in income tax expense in our consolidated financial statements.

Offset by:

•
The research and development credit that is a tax incentive that serves to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted the Internal Revenue Code.

Index

Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2017 and 2016

	Nine Months Ended September 30,
	2017	2016	$ Change
	$ in thousands

Total revenues	$25,122	$24,123	$999
Total cost of revenues	4,637	4,695	(58)
Gross profit	20,485	19,428	1,057
Operating expenses
Sales and marketing	9,564	8,765	799
General and administrative	6,178	5,046	1,132
Research and development	2,530	1,750	780
Total operating expenses	18,272	15,561	2,711
Income from operations	2,213	3,867	(1,654)
Other income	221	88	133
Income before income taxes	2,434	3,955	(1,521)
Income tax expense	870	1,397	(527)
Net income	$1,564	$2,558	$(994)

In the discussion below, we refer to the nine months ended September 30, 2017, as the “2017 nine months” and the nine months ended September 30, 2016, as the “2016 nine months.” The percentage changes cited in our discussions are based on the 2017 nine month amounts compared to the 2016 nine month amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Nine Months Ended September 30,
	2017		2016
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	7,768	30.9%	8,381	34.7%
M&S	15,702	62.5%	13,635	56.5%
Professional Services	1,652	6.6%	2,107	8.7%

Total Revenue	$25,122	100.0%	$24,123	100.0%

Revenue by Product Line
License
EFT Platform	$7,338	94.5%	$7,579	90.4%
Other	430	5.5%	802	9.6%

	7,768	100.0%	8,381	100.0%
M&S
EFT Platform	14,893	94.8%	12,695	93.1%
Other	809	5.2%	940	6.9%

	15,702	100.0%	13,635	100.0%

Professional Services (all EFT Platform)	1,652	100.0%	2,107	100.0%

Total Revenue
EFT Platform	23,883	95.1%	22,381	92.8%
Other	1,239	4.9%	1,742	7.2%

	$25,122	100.0%	$24,123	100.0%

Index

Our total revenue increased 4.1%. Revenue from our EFT platform products and services increased 6.7% but was offset by a decrease in revenue from our other products. Revenue from those other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising 4.9% of our total revenue. These trends were in line with our expectations in light of our announcement in mid-2016 that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our other products, we would de-emphasize those products in the future, not expend future significant product development and engineering resources to enhance those products, and not dedicate significant future sales and marketing activities to them. We intend to maintain our focus on our EFT platform for the foreseeable future such that we expect to see a continuing decline in revenue from our products other than those that are part of the EFT platform.

EFT Platform Products

License revenue from our EFT platform products decreased 3.2%. During the latter half of 2017, we were transitioning to new leadership of our sales team as a result of certain of our personnel being involved in improper arrangements with customers that have been the subject of the investigation by the Audit Committee of the Board of Directors that we first announced in August 2017. This transition caused a temporary loss in sales momentum while this new leadership became familiar with our existing sales programs and began to design and implement new and enhanced initiatives.

To improve our ability to successfully sell existing EFT platform products as well as new products produced by our software engineering team, we continued to make and will continue to make ongoing changes in sales and marketing personnel and activities including:

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

The 17% increase in M&S revenue from our EFT platform products was due to:

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

Our professional services revenue decreased $455,000 which is a decrease of 22% in that revenue line item and a decrease of less than two percent of our total revenue. This decrease was partially a result of the overall decreased license revenue from our EFT platform since there generally is a direct relationship between the licenses our customers purchase and their need for professional services. In addition, subsequent to the 2016 nine months, we worked down our backlog of professional services which we did not fully replace with the same level of new engagements primarily because we did not complete as many large EFT platform sales during the 2017 nine months which are the type of sales that tend to drive the demand for professional services.

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

Index

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

Other Products

In mid-2016, we announced that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our Mail Express, WAFS, CuteFTP, and TappIn products that collectively constitute less than 10% of our total revenue, in the future we would de-emphasize these stand-alone products that are not part of our EFT platform. Accordingly, during the second half of 2016, we curtailed our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 29% in the 2017 nine months compared to the 2016 nine months. Our future focus will be on our EFT platform such that we expect to see a continuing decline in revenue from these other products although we do expect them to continue to produce a modest contribution margin that contributes to our future profitability.

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

Cost of software license revenue decreased 2% and as a percent of software license revenue was 29% in the 2017 nine months and 27% in the 2016 nine months. These changes were primarily due:

•
A decrease in royalties we pay to third-parties to use their technology for certain components of our products. The amount of royalties we pay relative to our aggregate revenue fluctuates based on the mix of products we sell. During the 2017 nine months, more of the products we sold were not subject to a royalty payment than was the case during the 2016 nine months. This product mix will cause the cost of software license revenue to ebb and flow based upon our customers’ unique demands such that we do not view this decrease in royalties as unusual or indicative of a long-term trend.

•	A decrease in expenses related to two non-recurring engineering projects during the 2016 nine months that were not repeated in the 2017 nine months.

Offset by:

•	An increase in hosting fees paid to third parties to support the delivery of our EFT Cloud SaaS products.
•	An increase in the amortization of capitalized software development costs due to the release of new features that are now being amortized.

Cost of M&S revenue as a percent of M&S revenue was substantially unchanged. Cost of revenue for M&S in absolute dollars increased by 23% due to an increase in M&S revenue. The cost of delivering M&S can vary slightly up or down from period-to-period, but we believe such changes are typically not indicative of long term trends or permanent changes in our cost of delivering M&S. Our gross margin on these services generally remains greater than 90% as a result of a consistent application of our customer support delivery protocols and practices.

Index

Cost of professional services revenue as a percent of that revenue was 68% in the 2017 nine months as compared to 60% in the 2016 nine months. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. In addition, during the second half of 2016, we undertook a refinement of our professional services organization and the manner in which we manage and deliver these services which resulted in more efficient processes from which we began to realize the cost benefit in 2017. Also, we incurred a one-time charge in the 2017 nine months related to extending the time allowed to exercise certain stock options to some of our former employees.  Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 12% due to a decrease in our professional services revenue for the reasons discussed above.

Sales and Marketing.  We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 38% of total revenue for the 2017 nine months compared to 36% of total revenue for the 2016 nine months. In absolute dollars these expenses increased 9%. These variations were primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increased marketing activities related to competitive intelligence and channel development.
•	Increased sales lead generation activities.

General and Administrative.  These expenses increased 22% primarily due to:

•
Increased professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our consolidated financial statements and related litigation.

•	Increased salaries and share-based compensation expense.

Offset by:
•
A decrease in severance expense as a result of the 2016 nine months including severance expense related to the resignation of our chief executive officer during the second fiscal quarter of 2016, which is an expense we did not incur in the 2017 nine months.

•
A decrease in bad debt expense as a result of an enhanced review of our accounts receivable during the 2016 nine months resulting in an increased write-off of accounts receivable in that period for which there was not a similar event during the 2017 nine months due to an improvement in our collections of accounts receivable.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Nine Months Ended September 30,
	2017	2016
R&D expenditures expensed	$2,530	$1,750
R&D expenditures capitalized	1,464	1,298
Total R&D expenditures (non-GAAP measurement)	$3,994	$3,048

Our R&D expenditures expensed increased 45% and our R&D expenditures capitalized increased 13%. These results were due to our planned, continued increase in our capacity to develop new products as well as maintain our existing products and research technologies available from third-parties. We did this through a combination of increasing our engineering headcount and engaging additional third-party resources on a flexible basis as needed.

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

Income Taxes.  Our effective tax rate was 36% for the 2017 nine months and 35% for the 2016 nine months. These rates differed from a federal statutory tax rate of 34% primarily due to:

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

During the 2017 and 2016 quarter and the 2017 and 2016 nine months, we earned approximately 14% respectively, of our revenue from a single third-party channel distributor who purchases products from us and resells them to their customers. Approximately 15% of our accounts receivable as of September 30, 2017 were due from this distributor. We have since received payment for substantially all of these accounts receivable.

We earned approximately 30% and 17% of our revenue from customers outside the United States during the 2017 quarter and the 2016 quarter, respectively, and 26% and 22% for the 2017 nine months and 2016 nine months, respectively. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to our sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

Index

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

Our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting, our management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal controls over financial reporting as of September 30, 2017.

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

Index

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