Form 10-K
period 2017-12-31
GLOBALSCAPE INC
filed 2018-06-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-33601

GlobalSCAPE, Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2785449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Lockhill-Selma, Suite 150
San Antonio, Texas	78249
(Address of Principal Executive Office)	(Zip Code)

(210) 308-8267
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	NYSE American, LLC
(Title of Class)	(Name of exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes   ☒ No

As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $91,805,263 based on the closing sale price as reported on the NYSE American.

As of March 31, 2018, there were 21,793,131 shares of common stock outstanding.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, DMZ Gateway®,  EFT Cloud Services, ®GlobalSCAPE Securely Connected®, and Mail Express® are registered trademarks of GlobalSCAPE, Inc.

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

TappIn Secure Share ™, Social Share ™, Now Playing ™, and Enhanced A La Carte Playlist ™ are trademarks of TappIn, Inc., our wholly-owned subsidiary.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Annual Report by using words such as “will”, “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report and other documents filed with the Securities and Exchange Commission, or SEC.  Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Annual Report.

EXPLANATORY NOTE
Investigation

On August 7, 2017, GlobalSCAPE, Inc. (together with its wholly-owned subsidiary, “GlobalSCAPE”, the “Company” or “we”)  announced that the Audit Committee (the “Audit Committee”) of our Board of Directors, assisted by outside legal counsel and independent forensic accountants, had been conducting an investigation (the “Investigation”) into certain transactions in the fourth quarter of 2016. We have since publicly disclosed multiple updates regarding the Investigation. The Investigation, which is now complete, identified  transactions which were recorded inconsistently with the Company’s stated revenue recognition policies and criteria as described in our discussion of our significant accounting policies in Note 2 to our consolidated financial statements in Part II, Item 8 below.

Subsequent to the announcement of the Investigation on August 7, 2017, the Audit Committee and management identified additional transactions which occurred during fiscal year 2016 in which revenue was recorded inconsistently with the Company’s stated revenue recognition policies and criteria including:

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

Additionally, management adjusted our consolidated financial statements as of and for the years ended December 31, 2016 and 2015 to account for immaterial misstatements. These changes in our consolidated financial statements as of and for the year ended December 31, 2015 were in addition to the changes previously disclosed in our original Annual Report on Form 10-K for the year ended December 31, 2016, filed March 27, 2017, as a result of changes in accounting methods and in the classification and presentation of our business activities in our consolidated financial statements.

As a result of the Investigation and management’s analysis, we restated (the “Restatement”) (i) our consolidated financial statements as of and for the years ended December 31, 2016 and 2015 and (ii) our condensed consolidated financial statements as of and for the three months ended March 31, 2017.  Our consolidated financial statements included within this Form 10-K reflect the Restatement.

Transition to Accelerated Filer

The Company met the “accelerated filer” requirements as of the end of its 2017 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2, SEC Release No. 33-8876 and applicable SEC guidance, the registrant (as a smaller reporting company transitioning to the accelerated filer larger reporting company system based on its public float as of June 30, 2017) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2018 fiscal year and thus is eligible to check the “smaller reporting company” box on the cover of this Form 10-K.

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

Our MFT products are based upon our Enhanced File Transfer, or EFT, platform. This platform emphasizes secure and efficient data exchange for virtually any organization. It enables business partners, customers and employees to share information safely and securely. The EFT platform provides enterprise-level security while automating the integration of back-end systems which are features often missing from traditional file transfer software. The EFT platform features built-in regulatory compliance, governance, and visibility controls to maintain data safety and security. It can replace legacy systems, homegrown servers, expensive leased lines and virtual area networks, all of which can be insecure, with a top-performing, scalable alternative. The EFT platform promotes ease of administration while providing the detailed capabilities necessary for complete control of a file transfer system.

We earn most of our revenue from the sale of products and services that are part of our EFT platform. Our customers can purchase the capabilities of our EFT platform in two ways:

•
Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers that they own and/or manage. Our brand name for this product is EFT. Almost all customers who purchase EFT also purchase a maintenance and support, or M&S, contract for which they pay us an annual recurring fee. Most of the revenue we have earned from our EFT platform products has been from sales of perpetual software licenses and related M&S.

•
As a software-as-a-service, or SaaS, under which they pay us ongoing fees to access the capabilities of the EFT platform in the cloud. Through the end of 2017, EFT Cloud was our SaaS offering of the EFT platform which users accessed for a flat monthly subscription fee. In January 2018, we introduced EFT Arcus, which will be our SaaS offering of the EFT platform going forward, for which users will pay a base monthly subscription fee plus an additional variable amount determined based upon their metered usage of EFT Arcus resources.

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted less than 5% of our total revenue in 2017. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so.

We also earn revenue from professional services we provide to assist our customers in configuring and integrating our EFT platform products into their environments.

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

For a more comprehensive discussion of the products we sell and the services we offer, see Software Products and Services below.

We have won multiple awards for performance and reputation, including:

•	In 2017:
-	Recognized by the San Antonio Express News as a Top Workplace in 2017, marking GlobalSCAPE’s seventh recognition as a Top Workplace in San Antonio.
-	Honored with the 2017 Total Rewards & Benefits Excellence Award by the HRO Today Services and Technology Association.
-	Named to the CRN 2017 Cloud Partner Program Guide which recognizes partner programs with distinguished margins, sales support and cloud resources.
-	Received three awards from the 2017 Golden Bridge Awards for distinguished technology achievements which included:
▪	Cloud/SaaS Innovations (Gold Winner) – EFT on Amazon Web Services or Microsoft Azure.
▪	Managed File Transfer Innovations (Gold Winner) – The EFT Accelerate module.
▪	Governance, Risk and Compliance Innovations (Bronze Winner) – EFT platform.
-	Received two awards from the Network Product Guide 2017 IT World Awards for achievements in product excellence that included:
▪	Governance, Risk and Compliance (Gold Winner) – EFT.
▪	Cloud Security (Silver Winner) – EFT Cloud Services.
-	Recognized as a Best Place to Work in IT by Computerworld for the fourth consecutive year and sixth time overall.
-	Recognized for three Info Security Products Guide 2017 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
▪	Innovation in Compliance (Gold Winner) – Enhanced File Transfer.
▪	Cloud/SaaS Solutions (Gold Winner) – EFT Cloud Services.
▪	BYOD Security (Bronze Winner) – EFT Workspaces.
-	Honored as a Best Company to Work for in Texas by Best Companies Group (BCG), Texas Monthly, the Texas Association of Businesses (TAB), and Texas SHRM.
-	Received a 5-Star rating in The Channel Company’s CRN 2017 Partner Program Guide for the third year in a row.
-	Honored with the 2017 Total Rewards & Benefits Excellence Award by the HRO Today Services and Technology Association.
-	Selected as a finalist in the 2017 Cybersecurity Product Awards Secure File Transfer: EFT Enterprise.

•	In 2016:
-	Recognized as a 2016 Top Workplace by San Antonio Express-News, marking GlobalSCAPE’s sixth recognition as a Top Workplace in San Antonio.
-	Selected for CRN’s 2016 Cloud Computing Partner Program Guide.
-	Certified as a great workplace by the independent analysts at Great Place to Work.
-	Recognized for product excellence by the 2016 Golden Bridge Awards in several categories, including:
▪	EFT – Gold Winner in Access Compliance and Risk Management.
▪	EFT Cloud Services – Gold Winner in Managed File Transfer.
-	Recognized for distinguished product achievements by Network Products Guide’s 2016 IT World Awards in several categories, including:
▪	The EFT Workspaces module, a part of EFT – Gold Winner in BYOD Security.
▪	EFT – Bronze Winner in Compliance.
▪	Mail Express – Bronze Winner in Email Security and Management.
-	Named by Computerworld as one of the best companies to work for in IT for the third consecutive year with a ranking of #3 in the small company category.
-	Recognized by the San Antonio Business Journal as a 2016 Best Place to Work, making this the fifth time GlobalSCAPE has received this honor.
-	Honored as the HR Employer of the Year and Excellence in Engagement Strategy in North America by the HRO Today Services and Technology Association.
-	Received a 5-Star rating in The Channel Company’s CRN 2016 Partner Program Guide for the second year in a row.

-	Named by Texas Monthly magazine as one of the best companies to work for in Texas for the sixth year in a row with a ranking of #16 in the medium size category.
-	Received Info Security Products Guide 2016 Global Excellence Awards for distinguished achievements in product innovation that included:
▪	EFT Workspaces – Gold Winner in BYOD Security.
▪	Enhanced File Transfer – Silver Winner in Compliance.
▪	EFT Cloud Services – Bronze Winner in Cloud Security.
▪	Mail Express – Bronze Winner in Email Security and Management.
-	Named as Leader in Secure Information Exchange Services 2016 – Texas by the Corp America 2016 Small Cap Awards.

GlobalSCAPE was incorporated in Delaware in 1996.  Our address is 4500 Lockhill-Selma Road, Suite 150, San Antonio, Texas 78249. Our phone number is (210) 308-8267.

Industry Background

Communication across private and public computer networks that facilitates the movement and sharing of information between central and remote locations and with associates, employees, partners, suppliers, and customers is an integral part of daily operations for enterprises of all sizes. Corporate information managers must protect business assets, ensure that policies and processes meet regulations governing the management of sensitive information, and ensure that the right people have access to the right information, at the right place and at the right time. Global operations, diverse business partners and networks further emphasize the need for software applications that ensure compatibility, scalability, privacy, and security. These requirements have created the need for maintaining the security of data and information in motion (for example, with traditional MFT solutions delivered as on-premises software or as a cloud service) and at rest (for example, through securely deleting or purging files or securely accessing stored data from mobile tablet or smartphone devices).

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

The need for secure MFT solutions is particularly strong for organizations faced with a daunting array of privacy, security, and remote accessibility challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory requirements regarding privacy and security include federal legislation and regulations such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act (GLBA), the Federal Trade Commission Red Flags Rules, as well as state legislation and regulations in the U.S., such as California Senate Bill (SB) 1386 and the data security regulations issued by the Massachusetts Office of Consumer Affairs and Business. In the European Union, the General Data Protection Regulation (GDPR) also places requirements on organizations who will have a need for our solutions. Some of these statutes and regulations impose severe penalties for improper disclosure of confidential information.  In addition to legal obligations, industry best-practices such as the Payment Card Industry Data Security Standard (PCI DSS) and self-imposed business requirements lead to the need to secure and protect consumer information, intellectual property and trade secrets. Use of secure MFT solutions offers protection against disclosure of proprietary information and also reduces corporate risks associated with the potentially devastating consequences of security breaches.

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

Strategy

Our long-standing vision has been to simply and securely automate the flow of information between people, places and systems. Using that vision as a foundation, in 2018 we introduced a fundamentally new brand identity, logo and narrative that embodies our plan to evolve to being primarily a cloud software and services provider.  EFT Arcus is the foundation of that evolution. In addition, we adopted a new visual identity built upon a new tagline: “Make Business Flow Brilliantly”. Our visual theme now features a shifting background wave of colors representing the perpetual flow of data both within and between enterprises using our technology as a conduit through which the flow of business and the data it creates can be managed, monitored, controlled and viewed in a secure manner.

We intend to build upon our leadership position in the MFT market to provide businesses, other organizations, and individual users with the solutions necessary to meet their growing need for secure information exchange. We believe fully addressing this need for secure information exchange requires consideration of capabilities beyond traditional MFT, including the sharing of content between both people and businesses, work group collaboration, access to content outside the data center, business-to-business partner enablement, electronic data interchange, integration between systems and information, solution-wide governance, and advanced visibility including analytics, dashboards, and transaction-level control.

Going forward, we intend to focus on determining which areas of our business will contribute to our future growth in their current state, need additional investment to contribute in the desired manner or require further analysis to determine their place in our product offerings.  As we evolve our solution portfolio, we intend to maintain an appropriate balance between legacy and new solutions, including making choices about transitioning, sustaining, or retiring solutions as necessary to best operate under prevailing business conditions. Transitioning or sustaining solutions may involve consolidating capabilities within our solution portfolio, releasing upgrades in response to market or customer needs, or making bug fixes. We also may phase out solutions and earlier versions of our solutions periodically in accordance with our end-of-life, or EOL, policy.

In addition to expanding our products into areas adjacent to MFT, we also believe that we need to continue to expand the means of delivering our MFT products.  To that end, we intend to continue expanding our capability to deliver our EFT platform through our EFT Arcus SaaS delivery model which provides a flexible continuum of features and functions that provide the user the ability to pick and choose the extent to which they want to own or outsource the capabilities of our EFT platform. EFT Arcus also provides organizations the flexibility of deploying on-premises, in the cloud or in a hybrid cloud environment with all of the security, compliance, scalability, and visibility features of an on-premises managed file transfer solution. We seek to evolve our strategic focus based on our vision for product innovation and development, our assessment of visibility of and demand for our products in the marketplace, and our evaluation of desired approaches for selling and delivering our products.  Our strategic focus consists of:

•	Ongoing innovation of our EFT platform to address the expanding needs of our existing customers and to enhance our products’ appeal to new customers.

•	Licensing, developing and/or acquiring technologies with features and functions that are complementary to and synergistic with our EFT platform so as to expand the breadth of our product offerings.

•	Enhancing our sales and marketing programs to improve identification of potential demand for our products and to increase the rate at which we are successful in selling our products.

Ongoing Innovation of Our EFT Platform to Address the Expanding Needs of Our Existing Customers and to Enhance Our Products’ Appeal to New Customers.

We seek to continue to improve and enhance our core technology, primarily in the MFT space, in both breadth and depth.  By focusing on the breadth of the product, we seek to pursue different segments of the market to ensure that we have products and services that meet the needs of small and medium businesses, or SMBs, but also scale to meet the demands of larger enterprises.  This will require new features and packages to be released to these audiences.  We believe that increasing the depth of our products by adding new features will allow us to increase sales to new customers as well as our existing client base by helping them solve additional problems within their organizations.

We believe customers in the markets we serve will increasingly begin assessing the viability of accessing and using MFT capabilities through cloud-based, SaaS offerings. Consistent with our new branding initiative, we intend to emphasize the development, marketing and sales of products with features and capabilities that support our customers accessing them through a SaaS offering hosted in the cloud such as EFT Arcus.

Licensing, Developing and/or Acquiring Technologies With Features and Functions that are Complementary to and Synergistic with Our EFT Platform so as to Expand the Breadth of Our Product Offerings.

The second area of strategic focus continues with product innovation but extends beyond pure MFT into adjacent segments and technologies such as data movement and data security.  We intend to continue to focus on determining which areas of our business will contribute to our future growth in their current state, need additional investment to contribute in the desired manner, or require further analysis to determine their future strategy.

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

We have allocated significant resources in recent years to enhancing our existing products and developing new solutions. This strategic focus has resulted in our adding features and functions to our EFT platform products and enhancing our ability to deliver those products to our customers in a variety of ways ranging from an on-premise, perpetual license to a full SaaS offering.

As we evolve our solution portfolio, we intend to maintain an appropriate balance between legacy and new solutions, including making choices about transitioning, sustaining, or retiring solutions as necessary to best operate under prevailing business conditions. Transitioning or sustaining solutions may involve consolidating capabilities within our solution portfolio, releasing upgrades in response to market or customer needs, making bug fixes, or phasing-out solutions periodically pursuant to our EOL policy.

Enhancing Our Sales and Marketing Programs to Improve Identification of Potential Demand for Our Products and to Increase the Rate at Which We are Successful in Selling Our Products.

We intend to sustain a high level of execution of our demand generation activities through our marketing group to provide a continuing flow of sales leads to our direct sales personnel and our channel sales partners.  During 2018, our sales and marketing efforts will continue to focus on enabling our channel partners and engaging their customers and prospects. We intend to continue to enhance our partner program to reward our partners who participate in our sales and technical certifications and drive new opportunities for us.  We believe that our marketing, sales and channel demand generation programs will continue to be a primary growth driver for the foreseeable future.

We also intend to continue to emphasize ongoing initiatives to elevate our product and corporate profiles and awareness under the GlobalSCAPE, EFT, and EFT Arcus brands. We believe that the transformation of our product lines into a more comprehensive solution architecture will continue to elevate this brand awareness with larger enterprises while still serving the needs of our traditional clients.  We intend to use internal resources as well as outside marketing and communications professionals to support this work.

We conduct business with thousands of organizations around the world. We provide solutions to some of the world’s largest manufacturers, distributors, banks, insurance companies, healthcare providers, automakers, film companies and technology providers. Given the breadth and depth of these market opportunities, we believe the effectiveness of a direct sales approach using only our in-house personnel to sell our products is limited by the number of qualified sales people we can hire and the number of prospective clients to whom they can present our products.  As a result, we plan to continue emphasizing expanding our third-party sales channel relationships.

We believe that utilizing and expanding our third-party sales channel relationships allow us to leverage the existing base of sales people in place in those companies and their existing customer relationships. In addition to exposing our products to hundreds, and potentially thousands, of sales people employed by those third-party resellers, our products can benefit from proven sales programs and methodologies in those organizations that are financed and supported by those selling partners.  We believe operating an aggressive channel reseller program provides an opportunity for our products to be presented to a notably larger number of potential buyers and in a more rapid fashion than if we attempted the same effort using only our direct salespersons.  We will continue to expand and enhance our existing channel relationships while at the same time identifying and engaging additional channel partners. Using this approach, we believe we can maintain and expand the exposure for our products in the marketplace in a manner that would probably take several years for us to accomplish on our own.

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

Software Products and Services

We develop and sell computer software that provides secure information exchange, data transfer, and data sharing capabilities for enterprises and consumers. We have been in business for more than twenty years having sold our products to thousands of enterprises and more than one million individual consumers globally.

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

We earn over 90% of our revenue from the sale of MFT products and services that are part of our EFT platform. We have multiple revenue streams from the EFT platform that include:

•
Perpetual software licenses under which customers pay us a one-time fee for the right to install our products in their information systems environment on computers they manage and either own or otherwise procure from a cloud services provider, including deploying our products at a cloud services provider in a bring-your-own-license, or BYOL, environment. Our brand name for this product is EFT. Historically, most of the revenue we have earned from our EFT platform products has been from sales of EFT perpetual software licenses and related M&S.

•
Cloud-based, SaaS solutions that we sell on an ongoing subscription basis. Through the end of 2017, EFT Cloud was our SaaS offering of the EFT platform which users accessed for a flat monthly subscription fee. In January 2018, we introduced EFT Arcus, our SaaS offering of the EFT platform going forward, for which users will pay a base monthly subscription fee plus an additional variable amount based upon their metered usage of EFT Arcus resources.

•	M&S.
•	Professional services for product installation, integration and training.

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, marketing and sales will focus on this product line. We expect to expend minimal resources developing and selling our other products. We believe our EFT platform products and business capabilities are well-positioned to compete effectively in the market for these products. For a more comprehensive discussion of the products we sell and the services we offer, see below.

We earn less than 5% of our revenue from selling other products that can be synergistic to our EFT platform. These products have capabilities that:

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

Our long-standing vision has been to simply and securely automate the flow of information between people, places and applications. Using that vision as a foundation, in 2018 we introduced a fundamentally new brand identity, logo and narrative that embodies our plan to evolve to being primarily a cloud software and services provider.  EFT Arcus is the foundation of that evolution. In addition, we adopted a new visual identity built upon a new tagline: “Make Business Flow Brilliantly”. Our visual theme now features a shifting background wave of colors representing the perpetual flow of data both within and between enterprises using our technology as a conduit through which the flow of business and the data it creates can be managed, monitored, controlled and viewed in a secure manner.

The following discussion presents a summary description of our specific products and solutions.

Managed File Transfer–EFT Platform

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

The EFT platform provides a common, scalable MFT environment that accommodates a broad family of accompanying modules to provide enterprises with increased security, automation, and performance when compared to traditional FTP-based and email delivery systems. Various optional modules allow users to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities.

General features and capabilities of the EFT platform include:

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

Specific capabilities of the EFT platform that we currently highlight while marketing this product include:

•
Secure File Transfers – The EFT platform enables an organization to securely manage file transfers among worldwide offices, clients, and partners using industry-standard Internet protocols such as HTTP, HTTPS, FTP, FTPS, SFTP, and AS2. It provides the flexibility needed to meet the specific requirements of vendors, business partners, and customers.

•
Increased Efficiency of Information Technology Operations with File Transfer Automation - Automation allows data delivery without manual intervention thereby saving time and avoiding potential errors. The EFT platform streamlines business processes without limitations imposed by legacy systems and applications. Its automation capabilities set it apart from every other MFT solution on the market.

•
Transmission of Large Files over Large Distances with File Transfer Acceleration - High latency and bandwidth issues are often a major obstacle for organizations that need to transfer large files over great distances. Without solutions for these issues, organizations can fail to meet service level commitments, miss critical deadlines or be forced to travel with, or ship, hard copies of data. The EFT platform can increase the speed at which information is transmitted over large geographical distances.

•
Improved Uptime for Critical File Transfer Processes – The EFT platform can be deployed in an active-active, highly available cluster. The EFT platform is scalable so as to provide the flexibility to increase throughput or ensure non-stop uptime of business critical systems.

•
Integration with Popular Authentication Measures – The EFT platform provides support for easy-to-use authentication methods, including smart card, single sign-on, and multi-factor authentication options.

•
Meeting Compliance Mandates for MFT Systems – The EFT platform helps our customers achieve the highest levels of compliance with government and corporate security policies and privacy regulations, such as PCI DSS, FIPS 140-2, HIPAA, and the Sarbanes-Oxley Act of 2002 in a manner that can protect sensitive and mission-critical data.

During 2017, we continued to improve the features and capabilities of the EFT platform and announced several product upgrades that included:

•	EFT Insight, a new reporting platform to strengthen data governance and provide near real-time visibility into business critical data flows and exchanges.
•	Cloud storage support capabilities with the Remote Agent Module and Cloud Connector Module.
•	Expanded support for High Availability capabilities.
•	New Workspaces features.
•	Enhanced Web Transfer Client user access to improve user experience.
•	Improved SFTP security setting configuration to enable more visibility into security settings and help administrators ensure compliance.
•	New automation and security features.

We expect to continue enhancing the EFT platform with capabilities that improve its speed and responsiveness of performance, provide additional administration flexibility supporting cross-platform implementation with our DMZ Gateway solution, offer more robust reporting capabilities, and provide additional language support.

EFT Platform – Delivery Offerings

Our customers can purchase the capabilities of our EFT platform in two ways:

•
Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers that they own and/or manage. The EFT platform purchased in this manner can also be used in a bring-your-own-license environment hosted by major cloud providers such as Amazon Web Services or Microsoft Azure. Almost all customers who purchase a perpetual license to use the EFT platform also purchase an M&S contract for which they pay us a recurring fee that is typically 20% to 30% of the perpetual license fee per year.

•
As a software-as-a-service, or SaaS, under which the customer pays us monthly subscription and usage fees to access the capabilities of the EFT platform in the cloud. Our brand name for this product is EFT Arcus. We introduced this product in January 2018. We have not yet earned significant revenue from the SaaS offering of our EFT platform.

EFT Arcus

While we currently earn most of our EFT platform revenue from sales of perpetual licenses combined with an M&S contract, we recognize that a major shift toward a SaaS environment is underway in the marketplace. For this reason, we are increasingly emphasizing the ongoing development, enhancement and marketing of EFT Arcus. Key features of EFT Arcus include:

•	Consumption-based pricing that allows customers to pay only for the capacity and throughput they use.
•	No long-term contractual commitment.
•	Automatic scalability to accommodate varying workloads to mitigate concerns about capacity planning.
•	A single tenant environment that allows each customer to have a private deployment.
•	On-the-fly upgrades.
•	Data encrypted while at rest.
•	A minimum service level commitment of 99.9%.

The features and functions of EFT Arcus are most similar to those of our EFT Enterprise product for which our customers can purchase a perpetual license for on-premise installation. With few exceptions, EFT Arcus offers the same features and functions as EFT Enterprise.

We host and deploy EFT Arcus on Microsoft Azure. It provides our customers with a global platform on which to use EFT Arcus and offers the infrastructure security, compliance and redundancy features required by many customers. Microsoft Azure provides our customers with geo-redundant storage which replicates data to a secondary region that is geographically distant from the primary region.

For the first 24 to 36 months that a customer subscribes to EFT Arcus, we believe that its cumulative cost of ownership will typically be less than its total cost of purchasing an EFT platform perpetual license combined with an M&S contract. Accordingly, we expect the revenue we earn during that period from an EFT Arcus customer will be less than the revenue we would earn from that same customer during that same period if it purchased a perpetual license with an M&S contract. However, we believe thereafter and over the long term, the cumulative, recurring revenue stream we will earn from an EFT Arcus customer will exceed what we would have otherwise earned from the sale of a perpetual license combined with an M&S contract.

Prior to the release of EFT Arcus, we delivered our EFT platform SaaS products under the EFT Cloud brand name. The primary difference between EFT Arcus and EFT Cloud is that EFT Arcus provides enhanced flexibility and scalability through a consumption-based billing model that allows customers to pay only for the capacity and through-put they use. EFT Cloud was based upon a flat-rate billing model. Legacy subscribers to our EFT Cloud service will be allowed to continue under that arrangement indefinitely while we introduce them to EFT Arcus.

Customers subscribing to EFT Arcus may deem that controls pertaining to EFT Arcus are relevant to their internal control over financial reporting. In that case, a customer may request us to provide them our management description of a service organization’s system and a service auditor’s report on that description and on the suitability of the design and operating effectiveness of controls (commonly referred to as a SOC Type 1 or SOC Type 2 report prescribed under SSAE 18 issued by the American Institute of Certified Public Accountants). Currently, we rely on our third-party service provider who hosts EFT Arcus for that report as it pertains to controls they have in place. We do not presently have this report in place with respect to controls that we design, implement and manage at GlobalSCAPE. We are currently assessing the work necessary to provide such a report. The absence of this report could cause certain potential customers to choose not to subscribe to EFT Arcus.

The revenue we earned from our EFT platform SaaS products was not a material part of our total revenue in 2017 and 2016.

EFT SMB and Enterprise

For customers who desire to purchase a perpetual license, we offer two product editions based on the EFT platform, EFT SMB and EFT Enterprise.

EFT SMB is the edition for small-to-medium businesses who need MFT capabilities with basic features and functions but still desire to take advantage of automated data exchange, military-proven security, and infrastructure stability. As the customer’s needs expand over time, it can purchase add-on modules as-needed to enhance the capabilities of its EFT SMB solution.

EFT Enterprise is suitable for organizations with complex and mission-critical file transfer requirements. This edition of the EFT platform provides access to additional capabilities including:

•	Business activity monitoring.
•	Content integrity control.
•	Advanced workflow to build automated actions.
•	Advanced authentication.
•	Remote agent.
•	Cloud connectivity.

Secure Information Sharing and Exchange Solution – Mail Express

Mail Express provides secure information sharing and exchange capabilities leveraging traditional email workflow. It is a stand-alone product installed in a client-server environment that allows users to send and receive secure, encrypted email and attachments of virtually unlimited size. Mail Express was a Bronze Winner in Email Security and Management by Network Products Guide’s 2016 IT World Awards.

To broaden the appeal and capabilities of Mail Express, we continue to develop and add functionality that integrates the features of Mail Express into the EFT platform through the Workspaces Outlook Plugin. This integration takes the superior control, visibility and monitoring capabilities of the EFT platform and makes them available to administrators and users in an email environment. The Workspaces Outlook Plugin combines the technology and features available in Mail Express with the functionality of Workspaces and integrates them directly into EFT Enterprise.

We will continue to offer Mail Express as a stand-alone product and provide M&S services to customers who purchased Mail Express in the past and who purchase it in the future. We do not expect to expend significant resources in the future expanding the features and capabilities of Mail Express as a standalone product.

Wide Area File Services Solution - WAFS

WAFS uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, thereby allowing users to access their data at higher speeds than possible with most alternate approaches. The software uses byte-level differencing technology to update changes to files with minimal impact on network bandwidth while also ensuring that files are never overwritten, even if opened by other remote users. Other key features of WAFS include native file locking, replication to multiple locations simultaneously, adherence to access control list file permissions, and full UTF-8 support.

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

Professional Services

We offer a range of professional services to complement our on-premises and SaaS solutions. These professional services include product configuration and system integration, solution “quickstart” implementations, business process and workflow refinement, policy development, education and training, and solution health checks. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary, to support certain solution implementations and integrations.

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

Most of our M&S contracts are for one year although we also sell multi-year contracts. M&S is purchased by substantially all buyers of our EFT platform products as well as by many customers who purchase our other products. Customers with M&S contracts pay us a recurring, annual amount that is typically 20% to 30% of the software license price. A majority of our customers with M&S contracts renew them each year.

In 2017, we earned 61% of our revenue from M&S contracts. Sustaining that revenue stream is dependent upon our ability to continue selling new licenses for which customers purchase M&S services and to sustain a high renewal rate for existing M&S contracts.

Sales and Marketing

With the release of EFT Arcus, our next generation SaaS product, we continue to evolve towards becoming a cloud services company.  While we will continue to offer our products under perpetual licenses for our customers who want to install software on their premises and manage it themselves, we believe the market and the perspectives of our customers are quickly moving toward them demanding for their consideration the availability of a SaaS offering delivered from the cloud.

Our long-standing vision has been to simply and securely automate the flow of information between people, places and applications. Using that vision as a foundation, in 2018 we introduced a fundamentally new brand identity, logo and narrative that embodies our evolution to a cloud software and services provider. Our objective is to present ourselves as a cloud services company.

We conducted extensive interviews with and gathered feedback from customers in the marketplace as well as our own team members and shareholders. This input resulted in our adopting a new visual identity built upon a new tagline: “Make Business Flow Brilliantly”. We adopted a visual theme with a shifting background wave of colors representing the perpetual flow of data both within and between enterprises using our technology as a conduit through which the flow of business and the data it creates can be managed, monitored, controlled and viewed in a secure manner.

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

Customers

We have sold our solutions throughout the world to individuals and enterprises ranging from SMBs to Fortune 100 companies. In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel resellers even though end users can also purchase those products directly from us. During 2017 and 2016, we earned a total of 29% and 39%, respectively, from resellers and approximately 14% of our revenue from such sales through our largest, third-party channel reseller. Although we believe that we are not substantially dependent on this distributor, if it were to experience a significant disruption of its business or if our relationship with it were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. We believe that such termination would not have a material adverse effect on us because we have engaged, or believe that we would be able to engage, alternative distributors, resellers and other distribution channels to deliver our products to end-customers shortly following the termination of any agreement with any distributor.

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

As a result of customer buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of orders from our customers and generated a substantial portion of revenue during the last few weeks of each quarter. If a delay in an expected order for our products occurs near the end of a quarter this could result in revenue we expected to earn in that period being delayed until a subsequent quarter.

Network and Equipment

We conduct business through various Tier 1 Internet services providers.  Our arrangements provide for redundancy in the event of a failure and for expansion of available bandwidth in the event there is a dramatic increase in demand.  To protect critical customer data, our online shopping cart utilizes SSL encryption. We maintain technical and physical measures and procedures compliant with the PCI DSS. We use a certified Approved Scanning Vendor for security scans and PCI scan attestation.

We have dedicated servers on and off site and expansion plans in place to allow rapid and cost effective scalability.  Our offsite servers and data backup procedures provide a warm backup to our onsite servers for contingency purposes.  The backups are performed in accordance with our disaster recovery plan.

We rely on unrelated third parties to host on their computers our EFT Arcus product that we deliver to our customers under a SaaS model. We have contracts and/or service agreements in place with those third parties that we believe provide us the ability to continue delivering those products without interruption.

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

Our EFT Arcus product is hosted by third-party cloud services providers. We are reliant upon those third parties, such as Microsoft Azure, for the continued development and enhancement of their cloud services infrastructures on which our products are hosted. We do not perform significant research and development of cloud services infrastructures using our own personnel.

Our R&D expenditures profile has been as follows ($ in thousands):

	Year ending December 31,
	2017	2016
R&D expenditures expensed	$3,128	$2,571
R&D expenditures capitalized	1,926	1,538
Total R&D expenditures	$5,054	$4,109

Total resources expended for R&D (set forth above as total R&D expenditures) illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under United States generally accepted accounting principles, or GAAP, and should not be considered a substitute for R&D expense (set forth above as R&D expenditures expensed) and capitalized software development costs (set forth above as R&D expenditures capitalized) individually. While we believe the non-GAAP, total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measurement not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measurement. As a result, this non-GAAP measurement of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development cost individually.

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

EFT Platform Products.  Our EFT Enterprise and EFT Arcus products compete against a number of secure, Windows-based FTP servers.  We believe our primary competitors are IBM, Axway, Accellion, Ipswitch, BMC, Cleo, Acronis, Signiant, Serv-U, and JSCAPE.  We believe the features and functions of our products are competitive with those of other MFT providers. In particular, we believe the ease of installation and use of our products combined with a competitive price well-position us to compete effectively in the MFT market.

We do not offer a Linux version of our EFT platform. Accordingly, we do not compete in environments in which the customer needs an MFT product that operates in a Linux operating system environment.

Delivering MFT products through a cloud-based, SaaS offering is a rapidly evolving sector of the markets in which we compete. Many of our MFT competitors are also introducing SaaS products. The nature of the SaaS delivery model lowers the barriers to entry into this market such that we expect competition in this area to intensify in the future.

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

Mail Express.  Mail Express competes in areas of the file transfer market associated with email attachment offloading.  We believe our primary competitors are Leapfile, Zix, and Biscom.  Mail Express has the advantage of centralized policies for outbound file attachments and a transparent end-user experience, which allows for rapid customer deployments. Mail Express also has the benefit of integration with our most recent EFT release which provides customers with a more uniform administration experience for email attachment offloading and traditional MFT operations.

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

Privacy Laws.    As our business evolves to incorporate more cloud and SaaS solutions, we will receive, transmit, and store a greater volume and diversity of information. As a result, we may be subject to various international, federal and state regulations regarding the treatment and protection of personally identifying and other regulated information. Applicable laws may include, without limitation, U.S. federal laws and implementing regulations such as the GLBA and HIPAA, as well as state laws and regulations, and international laws and regulations including the European Union General Data Protection Regulation, or the GDPR, which replaced the European Union Data Protection Directive in May 2018. Additionally, some of these laws have requirements on the transmittal of data from one jurisdiction to another. In the event our systems are compromised by an unauthorized party, many of these privacy laws require that we provide notices to our customers whose personally identifiable data we reasonably believe may have been compromised. Additionally, if we transfer data in violation of these laws, we could be subjected to substantial fines. To mitigate the risk of compromised information, we use encryption and other security to protect our databases. We also have adopted policies to comply with the GDPR in the European Union.

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

Our trademarks and copyrights are central to our business. We have the following trademarks in the United States:

•	GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, DMZ Gateway®, EFT Cloud Services ®, GlobalSCAPE Securely Connected®, and Mail Express® are registered trademarks of GlobalSCAPE, Inc.
•
Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, EFT Server™, EFT Workspaces™,  EFT Insight™, Enhanced File Transfer™, Enhanced File Transfer Server™, Secure Ad Hoc Transfer™, SAT™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, Workspaces™, Accelerate™, WTC™, Content Integrity Control™, Advanced Authentication™, AAM™,  and scConnect™ are trademarks of GlobalSCAPE, Inc.

•	TappIn® and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary.
•	TappIn Secure Share ™, Social Share ™, Now Playing ™, and Enhanced A La Carte Playlist™ are trademarks of TappIn, Inc., our wholly-owned subsidiary.

In addition to the United States trademarks listed above, we have trademarks registered in Canada and the European Union for GlobalSCAPE. We have obtained United States copyright registrations for all but the most recent versions of our software applications.  We have two patents in the United States.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.  Policing unauthorized use of our products, which are licensed by the thousands and sold world-wide, is difficult.  While we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem.  In selling our products, we rely primarily on click-wrap licenses which are not signed in writing by licensees and may be unenforceable under the laws of certain jurisdictions.  Additionally, our new offerings through Microsoft Azure require the platform to present the applicable licensing terms and if we cannot prove that a licensee received the intended notice of the license terms, we may have difficulty enforcing the applicable agreements. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States.  Companies in the software industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights.  We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking damages resulting from such infringement or indicating that we may be required to obtain a license from or pay a royalty to, such third parties.  For more discussion on the risks associated with our intellectual property, you should read the information under “Risk Factors,” especially “Risks Related to Intellectual Property.”

Employees

Our number of employees is as follows:

	March 1,
Department	2018	2017
Sales and Marketing	60	47
Engineering	28	33
Professional Services	6	14
Customer Support	23	20
Management and Administration	20	19
Total	137	133

None of our employees are covered by collective bargaining agreements. We believe our employee relations are good.

Investigation

On August 7, 2017, GlobalSCAPE announced that the Audit Committee, assisted by outside legal counsel and independent forensic accountants, had been conducting an investigation into certain transactions in the fourth quarter of 2016. We have since publicly disclosed multiple updates regarding the Investigation. The Investigation, which is now complete, identified  transactions which were recorded inconsistently with the Company’s stated revenue recognition policies and criteria as described in our discussion of our significant accounting policies in Note 2 to our consolidated financial statements in Part II, Item 8 below.

Subsequent to the announcement of the Investigation on August 7, 2017, the Audit Committee and management identified additional transactions which occurred during fiscal year 2016 in which revenue was recorded inconsistently with the Company’s stated revenue recognition policies and criteria including:

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

Additionally, management adjusted our consolidated financial statements as of and for the years ended December 31, 2016 and 2015 to account for immaterial misstatements. These changes in our consolidated financial statements as of and for the year ended December 31, 2015 were in addition to the changes previously disclosed in our original Annual Report on Form 10-K for the year ended December 31, 2016, filed March 27, 2017, as a result of changes in accounting methods and in the classification and presentation of our business activities in our consolidated financial statements.

As a result of the Investigation and management’s analysis, we restated (i) our consolidated financial statements as of and for the years ended December 31, 2016 and 2015 and (ii) our condensed consolidated financial statements as of and for the three months ended March 31, 2017.

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

Revenue from maintenance and support services, or M&S, we provide our customers comprised 61% and 57% of our total revenue in 2017 and 2016, respectively. We earn M&S revenue from new M&S contracts, typically sold with new software licenses, and from renewals of such contracts. Any reduction in the number of new software licenses that we sell, or a reduction in sales of associated initial M&S contracts, therefore may have a long-term negative impact on our future M&S revenue, even if our customers continue to renew M&S contracts at historical rates. This situation, in turn, would impact our business and harm our financial results.

Our customers have no obligation to purchase M&S with their initial software license or to renew their M&S contract after the expiration of their initial M&S period, which is typically one year, but may also be for two or three years.  Our customers’ purchases of M&S, and our renewal rates, may decline or fluctuate as a result of a number of factors, including the overall global economy, the health of their businesses, and the perceived value of the M&S program.  If our customers do not purchase M&S with their initial software license or do not renew their M&S contract for our products, our M&S revenue will decline and our financial results will suffer.  In addition, customers are generally entitled to a reduced annual maintenance fees for entering into long-term maintenance contracts, i.e. those contracts with a term longer than one year. Declines in our license sales, increases in the proportion of long-term maintenance contracts and/or increased discounting could lead to declines in our M&S revenue growth rates. Should customers migrate away from systems and applications which our products support, utilize alternatives to our products, including solutions offering free maintenance, or become dissatisfied with our maintenance services, increased cancellations could lead to declines in our maintenance revenue.

Our business and growth depend on our ability to obtain M&S renewals from existing customers. A decline in the percent of our M&S contracts that are renewed could adversely affect our future operating results.

A substantial portion of our annual M&S revenue is attributable to M&S contracts entered into during previous periods.  As a result, if there is a decline in the renewal rate of M&S contracts in any particular period, it is possible that only a small portion of the decline will be reflected in our M&S revenue recognized in that period and the remainder will be reflected in our M&S revenue recognized in subsequent periods. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors including customer dissatisfaction with our products’ functionality, features or performance, the level and quality of our M&S services, or our pricing. Renewal rates may also change due to competitors’ product offerings, customers converting to in-house developed solutions, customers’ inability to continue their operations and spending levels, migration path issues for new versions of our products, and other factors, a number of which are beyond our control. Our customers have no obligation to renew their M&S contracts after the expiration of the initial term, and they may elect not to renew their M&S or to reduce the product quantity covered under their M&S contracts, thereby potentially reducing our future revenue. A decline in the renewal rate of M&S contracts may also result in a decrease in deferred revenue on our balance sheet as of the end of the period in which the decline in renewals occurred which, in turn, could result in a decrease in our future revenue.  For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

•	Incorporating acquired products and technologies acquired through mergers, acquisitions or other relationships with third parties.
•	Developing or expanding efficient sales channels.
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

Our Enhanced File Transfer product platform, or EFT platform, is our MFT solution targeted primarily to the enterprise and small and medium business user environments. Our customers may purchase EFT as an on-premise license or may subscribe to it as software-as-a-service (or SaaS). License (both on-premise and SaaS), M&S, and professional services revenue from this product line was responsible for 95% and 93% of our total revenue in 2017 and 2016, respectively. This product has provided substantially all of our recent revenue growth and most of the operating margin necessary to fund our operations including, most notably, our sales and marketing and research and development activities.  Declines and variability in demand for our EFT products could occur as a result of:

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

We believe that there will be a continuing shift away from sales of on-premise software licenses to sales of subscriptions for our cloud-based, SaaS solutions, which provide our customers the right to access certain of our software in a hosted environment for a specified subscription period. This shift, and our pursuit of a SaaS strategy, may give rise to a number of risks, including the following:

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

Cloud-based computing trends present competitive and execution risks.

Customers are transitioning to a hybrid computing environment utilizing various cloud-based software and services accessed via various smart client devices. Pricing and delivery models are evolving and our competitors are developing and deploying cloud-based services for customers. We are devoting significant resources to develop and deploy our own competing cloud-based software and services strategies. While we believe our expertise and investments in software for cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the customers or generate the revenue required to be successful. Delivering our products through cloud-based, SaaS solutions requires that we pay third parties, such as Microsoft Azure, to host our products and make them available to our customers. As a result, we incur ongoing, recurring third-party hosting expenses associated with delivering SaaS solutions that we do not incur with respect to our on-premise license products. These expenses may cause the gross margin we realized from our SaaS software products to be lower than the gross margin we realized from our on-premises software products. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	Continuing to innovate and bring to market compelling cloud-based services that generate increasing traffic and market share;

•
Maintaining the utility, compatibility and performance of our software on the growing array of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments; and

•	Successfully deploying our SaaS products on platforms hosted by third-party services upon which we rely for delivery of those computing solutions to our customers.

These new business models may reduce our revenues or operating margins and could have a material adverse effect on our business, results of operations and financial condition.

If the market for cloud-based software develops more slowly than we expect or declines, our business could be materially adversely affected.

The market for cloud-based software is not as mature as the market for on-premise enterprise software, and it is uncertain whether cloud-based software will achieve and sustain high levels of customer demand and market acceptance. Our success will depend to a substantial extent on the widespread adoption of cloud-based software solutions. Many enterprises have invested substantial personnel and financial resources to integrate traditional enterprise software into their businesses and, therefore, may be reluctant or unwilling to migrate to cloud computing. Other enterprises have not elected to move from traditional processes that are not cloud-based to automated cloud-based processes. It is difficult to predict customer adoption rates and demand for our products and services, the future growth rate and size of the cloud-based software market or the entry of competitive applications. The expansion of the cloud-based software market depends on a number of factors, including the cost, performance, and perceived value associated with cloud-based software, as well as the ability of cloud-based software companies to address heightened security and privacy concerns. If we have a security incident or other cloud-based software providers experience security incidents, loss of customer data, disruptions in delivery or other similar problems, which is an increasing focus of the public and investors in recent years, the market for cloud-based applications as a whole, including our offerings, may be negatively affected. If cloud-based software does not achieve widespread adoption, or there is a reduction in demand for cloud-based software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, increasing security or privacy concerns, competing technologies and offerings, decreases in corporate spending or otherwise, it could result in decreased revenues and our business could be materially adversely affected.

Potential customers may be unwilling to implement the business changes attendant to the use of some of our cloud-based software and services.

The use of our cloud-based software and services often requires customers to implement changes to their existing business process or to adopt new business processes with which they are unfamiliar. Some of our potential customers may continue to rely on existing internal solutions or other non-cloud-based solutions rather than implement the business changes called for by our solutions.

We must keep up with rapid and ongoing technological change to remain competitive in the rapidly evolving cloud-based technology industry.

The cloud-based technology industry is characterized by rapid and ongoing technological change, frequent new product and service introductions, and evolving industry standards. Our future success will depend on our ability to adapt quickly to rapidly changing technologies, to adapt our solutions to evolving industry standards and to improve the performance and reliability of our applications and services. To maintain and increase market acceptance of our applications and services, we must anticipate subscriber need and offer solutions that meet changing subscriber demands quickly and effectively. Subscribers may require features and functionality that our current applications and services do not have or that our platforms are not able to support. If we fail to develop solutions that satisfy subscriber preferences in a timely and cost-effective manner, our ability to renew our agreements with existing subscribers and our ability to increase demand for our solutions will be harmed.

If we are required to, and fail to successfully manage any changes to our business model, including the transition of our products to cloud offerings, our results of operations could be harmed.

We are beginning to transition from an on-premise to a cloud-based, SaaS subscription business model. This adjustment to our business model requires a considerable investment of technical, financial, legal and sales resources. Our transition to cloud offerings will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. Such investments may not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our applications. We may assume greater responsibilities for implementation related services during this transition. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. The consequences in such circumstances could include: monetary credits for current or future service engagements, reduced fees for additional product sales, and a customer’s refusal to pay its contractually-obligated subscription or service fees.

Our focus on cloud services may result in the loss of other business opportunities and negatively impact our revenue growth.

We have allocated significant resources related to our sales and marketing activities, software product development, management team and other personnel toward growing our cloud business. This strategic direction and redirection of resources could potentially result in the loss of sales opportunities in our traditional perpetual license and M&S sales business. If our cloud business does not grow in accordance with our expectations and we are not able to cover the shortfall with other sales opportunities, then our business could be harmed. Although the subscription model used for our cloud business is designed to create a recurring revenue stream that is more predictable, the shift to this model may reduce our license sales, spread revenue over a longer period and negatively affect future license and M&S sales revenue.

Our subscription services, such as EFT Arcus, may impact our revenue trends as some opportunities that otherwise would have materialized as software license sales for on-premises installation at our customers’ sites could potentially shift to subscription-based sales.

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

The impact of subscription services on prior revenue growth trends depends on several key factors, including the number of customers who may shift from on-premise software licenses to subscription services, the rate at which they may do so, the subscription term and fees, and the comparative value of the opportunity had it materialized as a software license sale instead of as a subscription service.  Generally, for a fixed number of opportunities (that is, without considering the possibility that a new service offering may result in additional sales opportunities), the addition of subscription services reduces revenue growth rates for several quarters for the associated solutions until cumulative subscription revenue increases and, potentially, surpasses comparable software license revenue. The revenue impacts are particularly pronounced early in the introduction of subscription services because there has been only a short time period for accumulation of the recurring revenue stream.  For this reason, we may experience decreased revenue during the time period that our customers shift to subscription services, which may be a period of multiple years.  As we continue to promote subscription-based services, the risk of a negative impact on revenue will continue, with revenue derived from sales of our EFT solution, the comparable on-premises MFT software in our portfolio, most subject to this ongoing risk from the introduction of these subscription services.

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

SaaS subscription arrangements are under month-to-month agreements. Accordingly, our customers generally have no long-term obligation to us and may cancel their SaaS subscription at any time. Even if our customers are satisfied with our SaaS products and services, they may elect not to continue their SaaS subscription. Renewal rates in the future may differ from historical trends such that we may not be able to accurately predict customer renewal rates. Our customers’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. If we experience a decline in the renewal rates for our customers or they opt for lower-priced editions of our offerings or fewer subscriptions, our operating results may be adversely impacted.

There is a risk that we could find it difficult or costly to support both traditional software installed by customers and software delivered as a service. To the extent that our SaaS offerings are defective or there are disruptions to our services, demand for our SaaS offerings could diminish, and we could be subject to substantial liability.

Interruptions or delays in service from our third-party service delivery hosts could impair the delivery of our services and harm our business. If we or our third-party service delivery hosts experience security breaches and unauthorized access is obtained to a customer’s data or our data, our services may be perceived as not being secure, customers may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.

Our success with our SaaS solutions depends on organizations and customers perceiving technological and operational benefits and cost savings associated with the increasing adoption of virtual infrastructure solutions in lieu of on-premises data centers. Concerns about security, privacy, availability, data integrity, retention and ownership may negatively impact the rate of adoption of these solutions. SaaS software solutions can be complex, and the deployment of our secure file transfer solutions in the desired manner may require additional professional services and implementation services for which we may not have the ability to provide at an appropriate margin. Our SaaS products are dependent upon third-party hardware, software and hosting vendors, all of which must interoperate for end users to achieve their computing goals. We expect other companies to enter this market and to introduce their own initiatives that may compete with, or not be compatible with, our cloud solutions.

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

Unauthorized access to this data may be obtained through break-ins, breach of our secure network by an unauthorized party, employee theft or misuse, or other misconduct.  We rely on a number of third-party suppliers in the operation of our business for the provisioning of various services and materials that we use in the production of our products.  Although we seek to diversify our third-party suppliers, we may from time to time rely on a single or limited number of suppliers, or upon suppliers in a single country, for these services or materials.  The inability of such third parties to satisfy our requirements could disrupt our business operations or make it more difficult for us to implement our business strategy.  If any of these situations were to occur, our reputation could be harmed, we could be subject to third-party liability, including under data protection and privacy laws in certain jurisdictions, and our financial performance could be negatively impacted.

If we are unable to generate significant volumes of sales leads from our various marketing and demand generation efforts then our revenue may not grow as expected or may decline.

We generate leads through various marketing activities such as targeted email campaigns, attending networking-based trade shows, purchasing information and services from third-party experts in generating leads, and hosting webinars on enterprise IT management issues. Our marketing efforts may be unsuccessful, resulting in fewer sales leads. If we fail to generate a sufficient volume of leads from these activities and/or such sales leads do not result in actual sales, our revenue may not grow as expected or could decrease and our operating results could suffer.

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

We rely heavily on third-party service providers to help us identify sales leads. If those service providers become unavailable to us, or if the cost of their services become more costly than we could afford to pay, our ability to generate a sufficient volume of sales leads could be compromised, and our ability to sustain or increase our revenue could be adversely affected.

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

•	Diversion of management time and attention from our existing business and other business opportunities throughout the integration.

•	Potential loss or termination of employees, including costs associated with the termination or replacement of those employees.

•	Assumption of debt or other liabilities of the acquired business, including any future litigation related to alleged liabilities of the acquired business.

•	The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements.

•	Potential dilution of earnings per share.

•	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

We sell our software products both directly to end-users and through a network of distributors and resellers that we collectively refer to as the channel as well as through marketplaces such as Amazon Web Services and Microsoft Azure. Sales through these different methods involve distinct risks. Risks associated with direct sales include:

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

Sales through third-party distributors and resellers involve a number of risks, including:

•	Our lack of control over the timing of delivery of our products to end-users.

•	Our resellers and distributors currently not being subject to minimum sales requirements or any obligation to market our products to their customers.

•	Our reseller and distributor agreements generally being nonexclusive and terminable at any time without cause.

•
Our resellers and distributors frequently marketing and distributing competing products and, from time to time, placing greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors.

For 2017 and 2016, approximately 35% and 37%, respectively, of our revenue was derived from indirect channel sales through distributors and resellers. We expect that a significant portion of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products through those channels depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction, and have experienced difficulties during the past several years. If our distributors and resellers were not be able to sustain their business at a level necessary to sell our products or provide customer support services, our business and revenue could be negatively impacted.

We rely upon major distributors and resellers in both the U.S. and international regions. Our largest distributor accounted for 14% of our total revenues in 2017 and 2016. Although we believe that we are not substantially dependent on this distributor, if it were to experience a significant disruption with its business or if our relationship with it were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. This could, in turn, negatively impact our financial results.

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

Revenue from our products and services other than our EFT solution was $1.6 million and $2.2 million in 2017 and 2016, respectively, and accounted for 4.6% and 6.9% of our total revenue in 2017 and 2016, respectively.  As we increase our focus and emphasis on our EFT platform products, our revenue from these products will likely continue to decline. We incur costs and expenses supporting these products for our customers who are currently using them. If revenue from these products continues to decline, we may begin to incur losses from these products. The potential for such losses may cause us to decide to sell or discontinue one or more of these product lines. If we cannot effectively reduce our costs to support these products, or if see decide to sell one or more of these product lines but cannot find a buyer for them, we may begin incurring losses on these products that could materially affect our results of operations and financial condition.

We may engage third parties to develop products on our behalf. These engagements may involve reliance on resources owned and managed by those third parties over which we have no direct control.

In addition to research and development of new products by our employees, we engage third parties from time-to-time to conceive, design and develop products on our behalf.  Arrangements of this type involve high levels of risk as a result of inherent uncertainties about the timely delivery and ultimate viability of those products due to the reliance we must place on third parties to plan, perform and successfully complete work for us.  These are processes for which we could have notably less direct control than if we performed the work ourselves.  These arrangements involve our reliance on the ongoing financial viability of the enterprise performing the work.  This risk is challenging to manage because we do not always have clear visibility as to the overall condition of the third-party enterprise.  These risks could result in the product not being successfully completed within the expected timeframe, or at all. If actual results from these type of endeavors that we may undertake in the future differ materially from original and ongoing expectations, our business, operating results and financial position could be harmed.

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

Our solution portfolio includes software licenses, subscription services, M&S, and professional services.  Because they are relatively labor intensive, professional services typically have substantially lower margins than software license sales, M&S and subscription services. Professional services were 6% and 8% of our total revenue in 2017 and 2016, respectively.  However, this percentage can fluctuate significantly from period to period depending on the needs of our customers.

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

We intend to expand our business, specifically with regard to new on-premise license sales and SaaS delivery of our products, with increased focus on SaaS delivery. To do so, we plan to increase our research and development expenditures to accelerate our introduction of new features, functions and capabilities for our products to the marketplace. We intend to enhance the presence and visibility of those products by increasing our sales and marketing expenditures to expand our sales force, particularly through a broader reseller program involving more third parties, and by implementing new sales lead generation and marketing initiatives.

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

Addressing MFT both on-premise licenses and SaaS models typically requires very complex products.  Undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released.  Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products.  Our customers’ computing environments also are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors very difficult and time-consuming.  In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments.  In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the time required to correct these errors.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners.  Cyber threats may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service.  Because the techniques used by such attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.  In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system.  We have also outsourced a number of our business functions to third-party contractors. Therefore, our business operations also depend, in part, on the success of our contractors’ own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyber-attacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

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

We are subject to governmental export and import controls, and sanctions laws that could subject us to liability or impair our ability to compete in international markets.

All products that are exported, re-exported or that are worked on by foreign nationals are subject to export controls.  Such controls include prohibitions on end uses, end users and exports to certain sanctioned countries.  In addition, incorporation of encryption technology into our products increases the level of U.S. export controls.  We are subject to these requirements as certain of our products include the ability for the end user to encrypt data.  Therefore, our products may be exported outside the United States or revealed to foreign nationals only by complying with the required level of export controls/restrictions. Restrictions applicable to our products may include a requirement to have a license to export the technology, a requirement to have software licenses approved before export is allowed, and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country.  In addition, various countries regulate the import and re-export of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries or that make it a violation for us to comply with U.S. sanctions requirements.

There can be no assurance that we will be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable government authorities. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, changes in the list of countries to which we cannot export, or changes in persons or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.  Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our customers with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries, companies or individuals altogether. Any change in export, import or sanctions regulations or related legislation, a shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations.

Export and sanctions laws and regulations can be extremely complex in their application.  If we are found not to have complied with applicable export control or sanctions laws, we may be sanctioned, fined or penalized by, among other things, having our ability to obtain export licenses curtailed or eliminated, possibly for an extended period of time. Our failure to receive or maintain any required export licenses or authorizations or our being penalized for failure to comply with applicable export control or sanctions laws would hinder our ability to sell our products, could result in financial penalties, and could materially adversely affect our business, financial condition, and results of operations.  Any failure on our part or the part of our distributors to comply with encryption or other applicable export control or sanctions requirements could harm our business and operating results.

Import and export regulations of encryption/decryption technology vary from country to country. We may be subject to different statutory or regulatory controls, including licensing requirements, in different foreign jurisdictions, and as such, importation or re-exportation of our technology may not be permitted in these foreign jurisdictions. Violations of foreign regulations or regulation of international transactions could prevent us from being able to sell our products in international markets. Our success depends in large part on our having access to international markets. A violation of foreign regulations could limit our access to such markets and have a negative effect on our results of operations.

As our international sales grow, we could become increasingly subject to additional risks that could harm our business.

We conduct significant sales and customer support in countries outside of the United States.  Approximately 25% and 23% of our sales were to purchasers outside the United States in 2017 and 2016, respectively.  If our sales outside the United States increase, we may be required to further expand our international operations.  To successfully expand international sales, we must establish additional foreign operations, hire additional personnel, including regulatory compliance professionals, and recruit additional international resellers.  We may also incur additional expense translating our applications into additional languages. In addition, there is significant competition for entry into high growth markets.  Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations.  These risks include:

•	Compliance with foreign regulatory and market requirements.
•	Variability of foreign economic, political and labor conditions.
•	Changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws.
•	Potential increase in expenses to comply with international data protection laws.
•	The imposition by the United States government of sanctions on countries, individuals or business entities.
•	Longer accounts receivable payment cycles.
•	Potentially adverse tax consequences.
•	Difficulties in protecting intellectual property.
•	Burdens of complying with a wide variety of foreign laws.
•	Difficulty transferring funds to the U.S. in a tax efficient manner from non-U.S jurisdictions in which the cash flow originates.

We are subject to risks associated with compliance with laws and regulations globally which may harm our business.

We are a global company subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, sanctions laws, data and transaction processing security, payment card industry data security standards, records management, user-generated content hosted on websites we operate, corporate governance, employee and third-party complaints, gift policies, conflicts of interest, employment and labor relations laws, securities regulations and other regulatory requirements affecting trade and investment. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, or criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties if we fail to comply with local laws and regulations in U.S. jurisdictions or in foreign countries, which laws and regulations may be substantially different from those in the U.S.

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

Our interaction with foreign parties can also increase our costs with respect to compliance.  For example, the EU has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the GDPR, which came into effect in May 2018. The EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. It imposes a strict data protection compliance regime with severe penalties of up to the greater of 4% of worldwide turnover and €20 million and includes new rights such as the “portability” of personal data. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Since we act as a data processor for our SaaS customers, we are taking steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps will be effective.  We have adopted policies to comply with the GDPR, but ongoing implementation and maintenance of compliance regimes could require changes to certain of our business practices, thereby increasing our costs.

Failure to comply with existing or future privacy and data use and security laws, regulations, and requirements to which we are subject or could become subject, including by reason of inadvertent disclosure of confidential information, could result in fines, sanctions, penalties or other adverse consequences and loss of consumer confidence, which could materially adversely affect our results of operations, overall business and reputation especially since we market our products as a means by which compliance can be achieved.

Failure to maintain proper and effective internal controls has affected, and could in the future affect, our ability to produce accurate financial statements which has resulted, and could in the future result, in the restatement of our consolidated financial statements, and such failure to maintain proper and effective internal controls could adversely affect our operating results, our ability to operate our business, and our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  Our management has determined that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2017.

Failure to establish and maintain appropriate internal financial reporting controls and procedures has caused us to fail to meet our reporting obligations, resulted in the restatement of our financial statements, harmed our operating results, subjected us to regulatory scrutiny and investigation, potentially caused investors to lose confidence in our reported financial information, and had a negative effect on the market price for shares of our common stock.  Failure to remediate our material weaknesses and control deficiencies with respect to our internal control over financial reporting could result in similar consequences in the future.

There are inherent limitations in all control systems, and misstatements due to error or fraud have occurred and may occur again in the future and not be detected.

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls and disclosure controls, even once all material weaknesses and control deficiencies are remediated, will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur again in the future and not be detected.
In addition, discovery and disclosure of a material weakness, such as those material weaknesses we have previously discovered and disclosed, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain customers or suppliers from doing business with us and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital.

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

Our stock price is, and may continue to be, volatile.

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 20% of our outstanding common stock as of March 31, 2018. These stockholders would have the ability to substantially control our operations and direct our policies including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted as a result of the exercise of stock options, thereby affecting the value of the stock.

There were options to purchase 2,665,210 shares of our common stock outstanding under our employee and director stock option plans as of December 31, 2017, of which options to purchase 1,124,109 shares were vested. We have filed registration statements under the Securities Act of 1933, as amended (the “Securities Act”), covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

Our software code and trade and service marks are some of our most valuable assets. Given the global nature of the Internet and our business, we are vulnerable to the misappropriation of this intellectual property, particularly in foreign markets, such as China and Eastern Europe, where laws or law enforcement practices are less developed. The global nature of the Internet makes it difficult to control the ultimate destination or security of our software making it more likely that unauthorized third-parties will copy certain portions of our proprietary information or reverse engineer the proprietary information used in our programs. If our proprietary rights were infringed by a third-party and we did not have adequate legal recourse, our ability to earn profits, which are highly dependent on those rights, would be severely diminished.

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

As previously disclosed in our public filings and in this Form 10-K, the Audit Committee has recently completed the investigation relating to revenue recognition. We are also the subject of an investigation by the SEC related to these matters.

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

As discussed in Note 15 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data”, of our Form 10-K/A filed on June 14, 2018, we have restated our consolidated financial statements as of and for the years ended December 31, 2016 and 2015. The determination to restate these consolidated financial statements was made by our Audit Committee upon management’s recommendation. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated accounting and legal fees in connection with or related to the Restatement. Likewise, such events might cause a diversion of our management’s time and attention.

We are also subject to claims, investigations and proceedings arising out of the Restatement. For additional information regarding this litigation, see Part I, Item 3, “Legal Proceedings”, of this Form 10-K.

The restatement of our previously issued financial results has resulted in private litigation and could result in private litigation judgments that could have a material adverse impact on our results of operations and financial condition.

We are subject to shareholder litigation relating to the restatement of our previously filed financial statements and to certain of our previous public disclosures.  For additional discussion of this litigation, see Part I, Item 3, “Legal Proceedings”, of this Form 10-K. Our management has been, and may in the future be, required to devote significant time and attention to this litigation, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant expense defending this litigation and expect to continue to need to incur significant expense in the defense.

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

A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting, our management identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2017.

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

On January 11, 2018, we received a subpoena from the SEC which has since opened a formal investigation relating to, among other things, the Restatement (the “SEC Investigation”). See Part I, Item 3, “Legal Proceedings” of this Form 10-K for a discussion of the SEC Investigation. We are cooperating fully with the SEC Investigation. At this point, we are unable to predict what the outcome of the SEC Investigation may be or what, if any, consequences the SEC Investigation may have with respect to the Company or any current or former Company personnel. However, the SEC Investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil and/or criminal penalties and/or other amounts and we could become subject to a cease and desist order and/or other remedies or conditions imposed as part of any resolution. We can provide no assurances as to the outcome of the SEC Investigation.

Our indemnification obligations and limitations of our director and officer liability insurance may have a material adverse effect on our financial condition, results of operations and cash flows.

Under Delaware law, our certificate of incorporation and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to current and future investigations and litigation, including the matters discussed in Part I, Item 3, “Legal Proceedings” of this Form 10-K. In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors and officers and expect to continue to do so while these matters are pending. Certain of these obligations may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.
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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NYSE American Exchange under the symbol “GSB”. The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years.

	2017		2016
	High	Low	High	Low
First Quarter (ending March 31)	$4.26	$3.71	$4.08	$3.27
Second Quarter (ending June 30)	$5.29	$3.87	$4.00	$3.20
Third Quarter (ending September 30)	$5.44	$3.62	$3.87	$3.41
Fourth Quarter (ending December 31)	$4.33	$3.40	$4.18	$3.35

Annual	$5.44	$3.40	$4.18	$3.20

On April 30, 2018, the last reported sales price of our common stock on the NYSE American Exchange was $3.73 per share.  As of April 30, 2018, we had approximately 1,769 stockholders of record of our common stock.

We paid quarterly dividends of $.015 per share on March 8, 2016, June 8, 2016, September 8, 2016 and December 8, 2016 to stockholders of record as of the close of business on February 23, 2016, May 23, 2016, August 23, 2016 and November 23, 2016, respectively. We paid quarterly dividends of $.015 per share on March 8, 2017, June 8, 2017, September 8, 2017 and December 18, 2017 to stockholders of record as of the close of business on February 23, 2017, May 23, 2017, August 23, 2017 and November 30, 2017, respectively. The timing and amount of dividends to be paid, if any, in subsequent quarters will be determined on future dates by the Board of Directors.

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

As discussed in Note 2 to our Consolidated Financial Statements included in this annual report, in preparing our consolidated financial statements as of December 31, 2017, and for the year then ended, we refined our classification of revenue from certain services we provide such that we now classify those activities as professional services revenue instead of M&S revenue. We have applied that reclassification to our consolidated statements of operations and comprehensive income for the year ended December 31, 2016, which had the effect of decreasing previously reported M&S revenue and increasing previously reported professional services revenue by $113,000 for the year ended December 31, 2016.

Statement of Operations Data:
($ in thousands except per share amounts)
	Year Ended December 31,
	2017	2016	2015	2014	2013

Total revenues	$33,891	$32,595	$30,735	$26,770	$24,339
Income from operations	$2,622	$5,227	$6,309	$4,615	$3,901
Net income	$1,371	$3,585	$4,526	$3,026	$3,840

Net income per common share - basic	$0.06	$0.17	$0.22	$0.15	$0.21
Net income per common share - diluted	$0.06	$0.17	$0.21	$0.15	$0.20

Cash dividends declared per share	$0.060	$0.060	$0.045	$0.050	$0.050

Balance Sheet Data:
($ in thousands)
	2017	2016	2015	2014	2013

Total assets	$52,513	$49,745	$44,325	$38,387	$33,092
Long term debt, less current portion	$-	$-	$-	$-	$2,989

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2017 and 2016, and related notes included elsewhere in this document.  Our consolidated financial information as of December 31, 2016, and for the year then ended, presented within this Form 10-K reflects the effects of the Restatement.

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

Our MFT products are based upon our Enhanced File Transfer, or EFT, platform. This platform emphasizes secure and efficient data exchange for virtually any organization. It enables business partners, customers and employees to share information safely and securely. The EFT platform provides enterprise-level security while automating the integration of back-end systems which are features often missing from traditional file transfer software. The EFT platform features built-in regulatory compliance, governance, and visibility controls to maintain data safety and security. It can replace legacy systems, homegrown servers, expensive leased lines and virtual area networks, all of which can be insecure, with a top-performing, scalable alternative. The EFT platform promotes ease of administration while providing the detailed capabilities necessary for complete control of a file transfer system.

We earn most of our revenue from the sale of products and services that are part of our EFT platform. Our customers can purchase the capabilities of our EFT platform in two ways:

•
Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers that they own and/or manage. Our brand name for this product is EFT. Almost all customers who purchase EFT also purchase a maintenance and support, or M&S, contract for which they pay us a recurring fee. Most of the revenue we have earned from our EFT platform products has been from sales of perpetual software licenses and related M&S.

•
As a software-as-a-service, or SaaS, under which they pay us ongoing fees to access the capabilities of the EFT platform in the cloud. Through the end of 2017, EFT Cloud was our SaaS offering of the EFT platform which users accessed for a flat monthly subscription fee. In January 2018, we introduced EFT Arcus, which will be our SaaS offering of the EFT platform going forward, for which users will pay a base monthly subscription fee plus an additional variable amount determined based upon their metered usage of EFT Arcus resources.

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted less than 5% of our total revenue in 2017. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so.

We also earn revenue from professional services we provide to assist our customers in configuring and integrating our EFT platform products into their environments.

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, marketing and sales will focus on EFT platform products. We expect to expend minimal resources developing and selling our other products. We believe our EFT platform products and business capabilities are well-positioned to compete effectively in the market for these products.

In June 2017, we introduced a data integration product that we planned to sell under the brand name Kenetix. We licensed the technology for this product from a third-party. We have experienced issues with the third-party technology and have determined to suspend marketing of the product as we evaluate options and determine whether the licensor can effectively address the issues.

For a more comprehensive discussion of the products we sell and the services we offer, see Software Products and Services above.

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

Revenue Growth

We believe annual revenue growth is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, we regularly review our revenue mix and changes in revenue across all solutions to identify emerging trends. We believe our revenue growth is primarily dependent upon executing our business strategies which include:

•	Ongoing innovation of our EFT platform to address the expanding needs of our existing customers and to enhance our products’ appeal to new customers.

•	Licensing, developing and/or acquiring technologies with features and functions that are complementary to and synergistic with our EFT platform so as to expand the breadth of our product offerings.

•	Enhancing our sales and marketing programs to improve identification of potential demand for our products and to increase the rate at which we are successful in selling our products.

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

See Comparison of the Consolidated Statement of Operations for the Years Ended December 31, 2017 and 2016 for a discussion of trends in our revenue growth that we monitor using this metric.

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

We compute Adjusted EBITDA as follows ($ in thousands):

	Year Ended
	December 31,
	2017	2016

Net Income	$1,371	$3,585
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	1,547	1,801
Interest (income) expense, net	(296)	(159)
Depreciation and amortization:
Total depreciation and amortization	2,144	2,045
Amortization of capitalized software development costs	(1,883)	(1,777)
Share-based compensation expense	1,566	1,014
Adjusted EBITDA	$4,449	$6,509

See Comparison of the Consolidated Statement of Operations for the Years Ended December 31, 2017 and 2016 for discussion of the variances between periods in the components comprising Adjusted EBITDA.

Solution Perspective and Trends

Our discussion of the business trends of our products is based on the following profile of our revenue components ($ in thousands):

	2017		2016
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	10,929	32.2%	11,243	34.5%
M&S	20,761	61.3%	18,668	57.3%
Professional Services	2,201	6.5%	2,684	8.2%
Total Revenue	$33,891	100.0%	$32,595	100.0%

Revenue By Product Line
License
EFT Platform	$10,412	95.3%	$10,237	91.1%
Other	517	4.7%	1,006	8.9%
	10,929	100.0%	11,243	100.0%
M&S
EFT Platform	19,715	95.0%	17,432	93.4%
Other	1,046	5.0%	1,236	6.6%
	20,761	100.0%	18,668	100.0%

Professional Services (all EFT Platform)	2,201	100.0%	2,684	100.0%

Total Revenue
EFT Platform	32,328	95.4%	30,353	93.1%
Other	1,563	4.6%	2,242	6.9%
	$33,891	100.0%	$32,595	100.0%

We earn revenue primarily from the following activities:

•
License revenue from sales of our EFT platform products that we deliver as either perpetually-licensed software installed at the customer’s premises, for which we earn the full amount of the license revenue at the time the license is delivered, or as a cloud-based service delivered using a SaaS model, for which we earn monthly subscription revenue as these services are delivered.

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

We believe that continuing to offer licensed products installed on-premises for which we recognize revenue up-front and that carry with them a recurring M&S revenue stream continues to be important to our future success. At the same time, we recognize that a migration of capabilities to a SaaS platform is attractive to a growing number of customers. We have, and have had for quite some time, the capabilities in place to deliver our EFT platform in that manner. In 2018, we released EFT Arcus as our newest offering of the EFT platform as SaaS.

A migration in the marketplace from purchasing our EFT platform products for a one-time, perpetual license fee, along with an associated contract for M&S services, to paying a monthly fee to access those products in a SaaS manner, could cause our revenue growth rate to decrease and could cause a short-term decline in our revenue. These decreases could occur because it can typically takes approximately 24 to 36 months for the cumulative revenue earned from delivering our EFT platform products for a monthly subscription fee to exceed the cumulative revenue we would earn from the combination of selling a perpetual license for a one-time fee along with an M&S contract.

In mid-2016, we reviewed the allocation of our product research, development, sales and marketing resources across all of our products. As a result of that review, we decided to adjust that allocation to focus most of our resources involved in product research and development, as well as our sales and marketing activities, on our EFT platform products in order to expand their capabilities and to remain positioned to be responsive to the evolving needs of our customers. Accordingly, we do not expect to expend significant resources in the future on expanding the features and capabilities of, or on sales and marketing programs for, Mail Express, WAFS and CuteFTP. We plan to continue providing customer support for those products for the foreseeable future.

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work. In continuing to develop our demand generation, marketing and sales activities, we have made and continue to make ongoing changes in sales and marketing including:

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

Our total revenue increased 4% in 2017. For a more complete discussion of this revenue trend, see Comparison of the Consolidated Statement of Operations for the Years Ended December 31, 2017 and 2016.

Liquidity and Capital Resources

Our cash and working capital positions were as follows ($ in thousands):

	December 31, 2017	December 31, 2016
Cash and cash equivalents	$11,583	$8,895
Short term certificates of deposit	4,291	2,754
Long term certificates of deposit	11,503	12,779
Total cash, cash equivalents and certificates of deposit	$27,377	$24,428

Current assets	$23,296	$18,760
Current liabilities	(16,886)	(16,188)
Working capital	$6,410	$2,572

At December 31, 2017, our short term investments consisted of certificates of deposit maturing on various dates through 2018. Our long term investments as of that date consisted of a certificate of deposit maturing in December 2021.

When assessing our liquidity and capital resources, we consider the following factors:

•
We may access and monetize our certificates of deposit at any time without risk of loss of the original amounts invested. If we were to redeem these certificates of deposit prior to their maturity, we may incur a penalty and forfeit certain amounts of accrued interest.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Year Ended December 31,
	2017	2016
Operating activities	$5,736	$7,065
Investing activities	$(2,212)	$(13,880)
Financing activities	$(836)	$(175)

Our cash provided by operating activities decreased during 2017 compared to 2016 primarily due to the following factors set forth on our Consolidated Statements of Cash Flows:

•
Net income after considering adjustments to reconcile net income to net cash provided by operating activities decreasing from $6.7 million in 2016 to $5.5 million in 2017. The primary cause of this decrease was the expenses we incurred in connection with the Investigation. See the section below under Comparison of the Consolidated Statement of Operations for the Years Ended December 31, 2017 and 2016 for a discussion of additional factors that contributed to this variation.

•
Deferred revenue decreasing $395,000 during 2017 compared to increasing $1.2 million during 2016. This change was primarily due to an M&S contract supporting our EFT platform products used by the U.S. Army in connection with their Standard Army Maintenance System-Enhanced logistics program not being renewed at the end of the third fiscal quarter of 2017 as a result of the U.S. Army consolidating certain of their operations.

•
Federal income tax receivable increasing $530,000 during 2017 compared to decreasing $229,000 during 2016 due to higher payments in 2017 as compared to 2016.  In 2016 we did not make any federal income tax payments due to utilization of overpayments from 2015.

Offset by:

•	Accounts receivable decreasing $346,000 during 2017 compared to increasing $532,000 during 2016 primarily due to our ongoing work to improve the timeliness of our accounts receivable collections.
•
Accounts payable increasing $970,000 in 2017 compared to increasing $91,000 during 2016 primarily due to the abnormally high payables related to expenses from the Investigation and normal variations in the timing of payments to our vendors.

The amount of cash we used for investing activities during 2017 decreased compared to 2016 due primarily to the purchase of certificates of deposit in 2016 for which there was no similar event in 2017.

Financing activities used more cash during 2017 than during 2016 primarily due to a decrease in proceeds from stock option exercises as a result 2017 having fewer departures of personnel with significant vested stock options. Former employees typically exercise their vested stock options shortly after the end of their employment.

Contractual Obligations and Commitments

At December 31, 2017, our contractual obligations and commitments consisted primarily of the following items:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $17.0 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

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

•	Operating lease for our office space.
•	Federal and state taxes.

Our non-cancellable, contractual obligations at December 31, 2017, consisted of the following (in thousands):

	Amounts Due for the Period
	Fiscal Years
	2018	2019	Thereafter	Total

Prepaid royalty fees	$800	$1,200	$-	2,000
Operating leases	360	120	-	480
Total	$1,160	$1,320	$-	$2,480

Recent Accounting Pronouncements

The Financial Accounting Standards Board, or FASB, has issued the following Accounting Standard Updates (ASU) described below that we believe may be relevant to our business and to the preparation of our consolidated financial statements.

ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (issued September 2017) – This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. It states that in these situations, modification accounting should be applied unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award was modified, and the classification of the modified award as equity or a liability is the same as the classification of the original award immediately before the original award was modified. This update is effective for all entities for annual periods including interim periods within those annual periods beginning after December 15, 2017. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

ASU 2016-18, Statement of Cash Flows – Restricted Cash (issued November 2016) – This pronouncement addresses the diversity of practice that exists in the classification and presentation of transfers between cash and restricted cash in the statement of cash flows. It provides that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flow. Since we do not have any restricted cash balances, we do not expect this pronouncement to have a material effect on how we present items in our consolidated statement of cash flows.

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016) - When implemented, this standard will discontinue the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. As prescribed by this standard, we adopted it beginning January 1, 2017, and followed it in the preparation of our financial statements as of December 31, 2017.

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

ASU 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes (issued November 2015) – This pronouncement requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying consolidated financial statements.

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

Our application of ASU 2014-09 to incremental costs we incur to obtain a contract with a customer will result in our recording, as an asset as of January 1, 2018, a deferred expense of approximately $1.2 million applicable to contracts with customers in effect as of that date. We previously reported this amount as an expense in our consolidated financial statements for periods ending on and before December 31, 2017. We estimate that we will amortize this amount to expense at the rate of approximately $186,000 per quarter beginning in 2018. The incremental costs we incur to obtain contracts with customers during 2018 and later years, and the amount of such costs we record as a deferred expense and amortize to expense in subsequent periods, will depend upon the nature and scope of our future business activities, the nature and mix of the products and services we sell, the compensation plans we have in place for our sales people, and the royalty arrangements we enter into with third parties.

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

Principles of Consolidation

We prepare our consolidated financial statements in accordance with GAAP.  All intercompany accounts and transactions have been eliminated.

Revenue Recognition

We develop, market and sell software products and services. We recognize revenue from a transaction when the following conditions are met:

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

We will apply the principles under ASU 2014-09, Revenue from Contracts with Customers (issued May 2014), beginning with consolidated financial statements we issue in 2018. We have evaluated the implementation of these principles resulting in the following observations:

•
We have assessed the effect of the principles relative to our business and the manner in which we recognize revenue. We have concluded that its application will not have a material effect on the amounts or timing of revenue we report in future periods.

•
We believe the application of the principles will result in a change in the manner in which we record sales commission expenses related to M&S contracts. Currently, we record the full amount of the sales commission paid on the full value of an M&S contract as an expense on the inception date of the M&S contract. After implementing ASU 2014-09, we will record that commission expense ratably over the term of the M&S contract.

•	We will adopt the new principles using the modified retrospective method.

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

As of December 31, 2017, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount of goodwill may exceed its fair market value and that interim testing needed to be performed.

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

Cost of revenue

Cost of revenue consists of expenses associated with the production, delivery and support of the products and services we sell. Cost of license revenue consists primarily of amortization of the capitalized software development costs we incur when producing our software products, royalties we pay to use software developed by others for certain features of our products, and fees we pay to third parties who provide services supporting our SaaS solutions. Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related costs of our employees and third parties we use to deliver these services.

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

We record the effect of new tax legislation in the period in which it is signed into law.

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

Results of Operations

Comparison of the Consolidated Statement of Operations for the Years Ended December 31, 2017 and 2016

	2017	2016	$ Change
	($ in thousands)
Total revenues	$33,891	$32,595	$1,296
Cost of revenues	6,213	6,292	(79)
Gross profit	27,678	26,303	1,375
Operating expenses
Sales and marketing	12,862	11,558	1,304
General and administrative	9,066	6,947	2,119
Research and development	3,128	2,571	557

Total operating expenses	25,056	21,076	3,980
Income from operations	2,622	5,227	(2,605)
Other income (expense), net	296	159	137
Provision for income taxes	1,547	1,801	(254)
Net Income	$1,371	$3,585	$(2,214)

In the discussions below, we refer to the year ended December 31, 2017 as “2017” and the year ended December 31, 2016, as “2016”. The percentage changes cited in our discussions below are the change between 2017 and 2016.

The components of our revenues were as follows ($ in thousands):

	Revenue for the Year Ended December 31,
	2017		2016
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$10,929	32.2%	$11,243	34.5%
M&S	20,761	61.3%	18,668	57.3%
Professional Services (all EFT Platform)	2,201	6.5%	2,684	8.2%
Total Revenue	$33,891	100.0%	$32,595	100.0%

Revenue By Product Line
License
EFT Platform	$10,412	95.3%	$10,237	91.1%
Other	517	4.7%	1,006	8.9%
Total License Revenue	10,929	100.0%	11,243	100.0%

M&S
EFT Platform	19,715	95.0%	17,432	93.4%
Other	1,046	5.0%	1,236	6.6%
	20,761	100.0%	18,668	100.0%

Professional Services (all EFT Platform)	2,201	100.0%	2,684	100.0%

Total Revenue
EFT Platform	32,328	95.4%	30,353	93.1%
Other	1,563	4.6%	2,242	6.9%
	$33,891	100.0%	$32,595	100.0%

Our total revenue increased 4.0%. Revenue from our EFT platform products and services increased 6.5%. That increase was offset by a 30.3% decrease in revenue from our other products consisting of Mail Express, WAFS, CuteFTP, and TappIn. The portion of our total revenue realized from those other products decreased to 4.6%.

These trends are in line with our expectations as a result of our strategy implemented in mid-2016 to focus our efforts primarily on our EFT platform products. At the same time, we decided that while we would continue selling our other products, we would de-emphasize them in the future, not expend future significant product development and engineering resources to enhance those products, and not dedicate significant future sales and marketing activities to them. We intend to maintain our focus on our EFT platform for the foreseeable future such that we expect to see a continuing decline in revenue from our products other than those that are part of the EFT platform.

EFT Platform Products

License and M&S revenue from our EFT platform products increased 1.7%, and 13.1%, respectively. The increases across these products and services were primarily due to continued enhancement in our product development and software engineering groups which allowed us to refine our process for identifying new product opportunities, to better focus our resources on products that would yield larger and more immediate revenue opportunities, and to optimize our project management and software engineering processes to reduce the time necessary to produce new or improved products.

Substantially all of our EFT platform license revenue is from the sale of perpetual licenses to customers who install the software on computers they own or access in the cloud. In 2018, we released EFT Arcus, our SaaS offering of our EFT platform products, which replaced our EFT Cloud SaaS products that we sold prior to that time. Through December 31, 2017, we have not earned significant revenue from our EFT platform SaaS products. In the future, we will be placing a greater emphasis on promoting EFT Arcus to our customers. For the first 24 to 36 months that a customer subscribes to EFT Arcus, their cumulative cost of ownership will typically be less than their total cost of purchasing an EFT platform perpetual license combined with an M&S contract. Accordingly, we expect the revenue we earn during that period from an EFT Arcus customer will be less than the revenue we would earn from that same customer during that same period had they purchased a perpetual license with an M&S contract. As a result, during that period of time, we could experience a decrease in the growth rate of, or even a decline in revenue we earn from, the sale of new EFT platform perpetual licenses. We could also experience a decrease in the growth rate of our M&S revenue. However, we believe thereafter and over the long term, the cumulative, recurring revenue stream we will earn from EFT Arcus will exceed what we would have otherwise earned from the sale of a perpetual licenses combined with an M&S contract.

M&S Revenue - When we sell an EFT platform license, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products also purchase an M&S contract. In general, and depending upon the level of M&S a customer purchases, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates.

Our M&S contracts are typically for one year with some customers buying two or three year contracts. The customer pays us the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract.

We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. As a result, the sale of an EFT platform license not only contributes to license revenue but also provides a foundation for future recurring revenue as the purchasers of our licensed products typically continue to renew M&S contracts to support their ongoing product support needs. This pattern of activity can create a cumulative effect for M&S renewals as a result of the cumulative number of licensed software installations sold over multiple years that create M&S renewals in any single year predictably (and in line with our expectations) exceeding the number of new software licenses we sell in a single year. We expect this cumulative effect to continue to grow if we continue to increase enterprise software license revenue in future periods.

M&S revenue from our EFT platform products increased 13.1% primarily due to:

•	New M&S contracts resulting from ongoing sales of EFT licenses that add to the base of M&S contracts already in place.
•
Sustained, high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

At the end of the third fiscal quarter of 2017 the U.S. Army did not renew their M&S contract used in connection with their Standard Army Maintenance System-Enhanced logistics program due to consolidation of certain of their operations.  This contract provided approximately $1.9 million annually in M&S revenue.

Our professional services revenue was $483,000 less for 2017 compared to 2016 which is a decrease of 17.9%. Going into 2016, we had a backlog of professional services engagements that arose from software sales in previous periods.  We worked down that backlog during 2016 which resulted in our professional services revenue being higher than typical for 2016 relative to software license revenue.  There was not a similar backlog going into 2017 such that our professional services revenue for 2017 decreased as compared to 2016 but was at a level relative to software license sales that we believe to be more typical.  In addition, during 2017 we began to focus more on selling pre-packaged professional services (as compared to customized services) which, while yielding lower total revenue from professional services, allowed us to deliver professional services more efficiently and without the unpredictability that can arise with customized services.

To improve our ability to successfully sell existing EFT platform products and services as well as new products produced by our software engineering team, we continued to evolve our sales and marketing activities as follows:

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

Other Products

In mid-2016, we announced that we would reduce our emphasis in the future on selling Mail Express, WAFS, CuteFTP, and TappIn products that are not part of our EFT platform. Collectively, these products constituted less than 5% and 10% of our total revenue in 2017 and 2016, respectively. Accordingly, during the second half of 2016, we began to curtail our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 30.3% in 2017 compared to 2016. Our future focus will continue to be on our EFT platform such that we expect to see a continuing decline in revenue from these other products although we do expect them to continue to produce a modest contribution margin that contributes to our future profitability.

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
•
Fees we pay to third parties who provide services supporting our SaaS subscription solutions for our EFT platform that generally have components that are both variable and not variable relative to revenue.

Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related costs of our employees and third parties we use to deliver these services.

Cost of software license revenue decreased 2.8% and as a percent of software license revenue was 27.3% in both 2017 and 2016.  These minor fluctuations are primarily caused by the mix of products sold that are associated with a royalty and are well within our expectations.

Cost of M&S revenue as a percent of M&S revenue was substantially unchanged. Cost of revenue for M&S in absolute dollars increased by 14.7% due to an increase in M&S revenue. The cost of delivering M&S can vary slightly up or down from period-to-period, but we believe such changes are typically not indicative of long term trends or permanent changes in our cost of delivering M&S. Our gross margin on these services generally remains greater than 90% as a result of a consistent application of our customer support delivery protocols and practices.

Cost of professional services revenue as a percent of that revenue was 66.5% in 2017 as compared to 62.7% in 2016. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 13.1% due to a decrease in our professional services revenue for the reasons discussed above.

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 38.0% of total revenue for 2017 compared to 35.6% of total revenue for 2016. In absolute dollars these expenses increased 11.3%. These variations were primarily due to:

•	Increasing the size of our sales, marketing and product strategy teams and increased compensation rates due to competitive demands in the marketplace.
•	Increased marketing activities related to competitive intelligence and channel development.
•	Increased sales lead generation activities.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Year Ending December 31,
	2017	2016
R&D expenditures expensed	$3,128	$2,571
R&D expenditures capitalized	1,926	1,538
Total R&D expenditures (non-GAAP measurement)	$5,054	$4,109

Our R&D expenditures expensed increased 21.7% and our R&D expenditures capitalized increased 25.2%. These results were due to our planned, continued increase in our capacity to develop new products as well as maintain our existing products and research technologies available from third-parties. We did this through a combination of increasing our engineering headcount and engaging additional third-party resources on a flexible basis as needed. In particular, we expended additional resources developing our Workspaces, Remote Agent and Cloud Connector EFT platform modules released in 2017 and our EFT Arcus product that we introduced in January 2018.

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

General and Administrative.  These expenses increased 30.5% primarily due to:

•	Increased professional fees and related expenses totaling $2.5 million associated with the Investigation, the Restatement and related litigation.
•
An increase in professional fees paid to third-party advisors and our registered independent public accountants related to the independent audit of our internal controls in 2017 that was required for the first time due to us becoming an accelerated filer under SEC regulations.

•
An increase in share-based compensation expense due to a higher average number of options outstanding in 2017 compared to 2016. Our options outstanding increased as we continued to grant options to attract and retain key personnel in a competitive marketplace for talent.

Offset by:

•	A decrease in bonus payments to certain of our personnel due to our financial results for 2017 not achieving the objectives necessary for them to receive bonus payments in the amounts paid in 2016.
•	Severance pay related to the departure of the former chief executive officer in 2016 for which there was not a similar event in 2017.
•
A decrease in bad debt expense as a result of an enhanced review of our accounts receivable during 2016 resulting in an increased write-off of accounts receivable in that period for which there was not a similar event during 2017 due to an improvement in our collections of accounts receivable.

Other Income.  Other income consists primarily of interest income earned on certificates of deposit. The increase in this amount was due primarily to enhanced investment of our cash beginning in the second half of 2016 to earn a higher rate of interest.

Income Taxes.  Our effective tax rate was 53.0% for 2017 and 33.4% for 2016. These rates differed from a federal statutory tax rate of 34% primarily due to:

•	A reduction in the value of our net deferred tax assets due to the reduction of the corporate income tax to 21% under the Tax Cuts and Jobs Act of 2017.
•	Certain expenses in our consolidated financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GlobalSCAPE, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. and its subsidiary (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 14, 2018 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

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

/s/ WEAVER AND TIDWELL LLP

We have served as the Company’s auditors since 2017.
Austin, Texas
 June 14, 2018

GlobalSCAPE, Inc.
Consolidated Balance Sheets
(in thousands except share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$11,583	$8,895
Short term certificates of deposit	4,291	2,754
Accounts receivable, net	5,925	6,288
Federal income tax receivable	822	292
Prepaid expenses and other	675	531
Total current assets	23,296	18,760

Long term certificates of deposit	11,503	12,779
Capitalized software development costs, net	3,786	3,743
Goodwill	12,712	12,712
Deferred tax asset, net	651	1,050
Property and equipment, net	481	456
Other assets	84	245
Total assets	$52,513	$49,745

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,900	$930
Accrued expenses	1,671	1,603
Deferred revenue	13,315	13,655
Total current liabilities	16,886	16,188

Deferred revenue, non-current portion	3,735	3,790
Other long term liabilities	176	152

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 22,196,712 and 21,920,912 shares issued at December 31, 2017 and December 31, 2016, respectively	22	22
Additional paid-in capital	23,793	21,756
Treasury stock, 403,581 shares, at cost, at December 31, 2017 and December 31, 2016	(1,452)	(1,452)
Retained earnings	9,353	9,289
Total stockholders’ equity	31,716	29,615
Total liabilities and stockholders’ equity	$52,513	$49,745

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2016

Operating revenues:
Software licenses	$10,929	$11,243
Maintenance and support	20,761	18,668
Professional services	2,201	2,684
Total revenues	33,891	32,595
Costs of revenues
Software licenses	2,986	3,071
Maintenance and support	1,763	1,537
Professional services	1,464	1,684
Total costs of revenues	6,213	6,292
Gross Profit	27,678	26,303
Operating expenses
Sales and marketing	12,862	11,558
General and administrative	9,066	6,947
Research and development	3,128	2,571
Total operating expenses	25,056	21,076
Income from operations	2,622	5,227
Other income (expense):
Interest expense	-	-
Interest income	296	159
Total other income (expense)	296	159
Income before income taxes	2,918	5,386
Provision for income taxes	1,547	1,801
Net income	$1,371	$3,585
Comprehensive income	$1,371	$3,585

Net income per common share - basic	$0.06	$0.17

Net income per common share - diluted	$0.06	$0.17

Weighted average shares outstanding:
Basic	21,702	21,126

Diluted	22,154	21,677

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except number of shares)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2015	21,303,467	$21	$19,647	$(1,452)	$6,975	$25,191

Shares issued upon exercise of stock options	537,445	1	1,119			1,120

Tax benefit (deficiency) from stock-based compensation			(24)			(24)

Stock-based compensation expense
Stock options			741			741
Restricted stock	80,000		273			273

Common stock cash dividends					(1,271)	(1,271)

Net income					3,585	3,585

Balance at December 31, 2016	21,920,912	$22	$21,756	$(1,452)	$9,289	$29,615

Shares issued upon exercise of stock options	195,800		471			471

Stock-based compensation expense
Stock options			1,257			1,257
Restricted stock	80,000		309			309
Cash payments for expiring options

Common stock cash dividends					(1,307)	(1,307)

Net income					1,371	1,371

Balance at December 31, 2017	22,196,712	$22	$23,793	$(1,452)	$9,353	$31,716

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2017	2016
Operating Activities:
Net income	$1,371	$3,585
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	17	182
Depreciation and amortization	2,144	2,045
Stock-based compensation	1,566	1,014
Deferred taxes	399	(110)
Excess tax deficiency from exercise of share based compensation	-	24
Subtotal before changes in operating assets and liabilities	5,497	6,740
Changes in operating assets and liabilities:
Accounts receivable	346	(532)
Prepaid expenses	(144)	(20)
Federal income taxes	(530)	229
Accrued interest receivable	(261)	(163)
Other assets	161	(185)
Accounts payable	970	91
Accrued expenses	68	(290)
Deferred revenues	(395)	1,177
Other long-term liabilities	24	18
Net cash provided by operating activities	5,736	7,065
Investing Activities:
Software development costs	(1,926)	(1,538)
Purchase of property and equipment	(286)	(226)
Purchase of certificates of deposit	-	(12,116)
Net cash (used in) investing activities	(2,212)	(13,880)
Financing Activities:
Proceeds from exercise of stock options	471	1,120
Tax deficiency (benefit) from stock-based compensation	-	(24)
Dividends paid	(1,307)	(1,271)
Net cash (used in) financing activities	(836)	(175)
Net increase (decrease) in cash	2,688	(6,990)
Cash at beginning of period	8,895	15,885
Cash at end of period	$11,583	$8,895

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,649	$1,638

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016

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

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP.

Throughout these notes, unless otherwise noted, our references to 2017 and 2016 refer to the years ended December 31, 2017 and 2016, respectively.

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

Revenue Recognition

We develop, market and sell software products and services. We recognize revenue from a transaction when the following conditions are met:

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

We will apply the principles under ASU 2014-09, Revenue from Contracts with Customers (issued May 2014), beginning with consolidated financial statements we issue in 2018. We have evaluated the implementation of these principles resulting in the following observations:

•
We have assessed the effect of the principles relative to our business and the manner in which we recognize revenue. We have concluded that its application will not have a material effect on the amounts or timing of revenue we report in future periods.

•
We believe the application of the principles will result in a change in the manner in which we record sales commission expenses related to M&S contracts. Currently, we record the full amount of the sales commission paid on the full value of an M&S contract as an expense on the inception date of the M&S contract. After implementing ASU 2014-09, we will record that commission expense ratably over the term of the M&S contract.

•	We will adopt the new principles using the modified retrospective method.

Cash and cash equivalents

Cash and cash equivalents includes all cash and highly liquid investments with original maturities of three months or less.

Short Term Investments

Short-term investments consist of certificates of deposit held with financial institutions with contractual maturity dates less than one year from the balance sheet date.  We intend and have the ability to hold these investments until their maturity dates and therefore account for them as held-to-maturity. These certificates of deposit are stated at amortized cost, which approximates fair value of these investments.

Long-Term Investments

Long-term investments consist of certificates of deposit held with financial institutions with contractual maturity dates greater than one year from the balance sheet date. We have the intent and ability to hold these investments until their maturity dates and therefore account for them as held-to-maturity. These certificates of deposit are stated at amortized cost, which approximates the fair value of these investments.

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

As of December 31, 2017, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount of goodwill may exceed its fair market value and that interim testing needed to be performed.

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

Cost of revenue

Cost of revenue consists of expenses associated with the production, delivery and support of the products and services we sell. Cost of license revenue consists primarily of amortization of the capitalized software development costs we incur when producing our software products, royalties we pay to use software developed by others for certain features of our products, and fees we pay to third parties who provide services supporting our SaaS solutions. Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related costs of our employees and third parties we use to deliver these services.

Research and Development

We expense research and development costs as incurred.

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was approximately $1.9 million in both 2017 and 2016.

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

We assess the likelihood that deferred tax assets will be realized from future taxable income. Based on this assessment, we provide any necessary valuation allowance on our consolidated balance sheet with a corresponding increase in the tax provision on our statement of operations.   Any valuation allowances we establish are determined based upon a number of assumptions, judgments, and estimates, including forecasted earnings, future taxable income, and the relative proportions of revenue and income before taxes in the various domestic jurisdictions in which we operate.

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

We record the effects of new tax legislation in the period in which it is signed into law.

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

Changes in Accounting Methods, Reclassifications and Revisions

As part of our ongoing enhancement and refinement of our financial reporting to fairly present our results of operations and financial position, we may make changes from time-to-time in accounting methods and in the classification and presentation of our business activities in our consolidated financial statements. To ensure comparability between periods, we revise previous period consolidated financial statements presented to conform them to the method of presentation in our current period consolidated financial statements. If the changes increase or decrease previously reported amounts of revenue or expenses, we adjust retained earnings as of the beginning of the earliest period presented for the cumulative effect, if any, on that balance.  If these changes affect our financial statements for previously reported interim periods not presented herein, we present revised consolidated financial statements for those periods when they are reported in the future.

In 2017, we refined our classification of revenue from certain services we provide such that we now classify those activities as professional services revenue instead of M&S revenue. We have applied that reclassification to our consolidated statements of operations and comprehensive income for 2016 which had the effect of decreasing previously reported M&S revenue and increasing previously reported professional services revenue by $113,000 for the year ended December 31, 2016.

Recent accounting pronouncements

ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (issued September 2017) – This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. It states that in these situations, modification accounting should be applied unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award was modified, and the classification of the modified award as equity or a liability is the same as the classification of the original award immediately before the original award was modified. This update is effective for all entities for annual periods including interim periods within those annual periods beginning after December 15, 2017.  The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

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

ASU 2016-18, Statement of Cash Flows – Restricted Cash (issued November 2016) – This pronouncement addresses the diversity of practice that exists in the classification and presentation of transfers between cash and restricted cash in the statement of cash flows. It provides that restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Since we do not have any restricted cash balances, we do not expect this pronouncement to have a material effect on how we present items in our consolidated statement of cash flows.

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016) – This standard discontinued the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. As prescribed by this standard, we adopted it beginning January 1, 2017, and followed it in the preparation of our financial statements as of December 31, 2017.

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

ASU 2015-17, Income Tax: Balance Sheet Classification of Deferred Taxes (issued November 2015) – This pronouncement requires that all deferred tax assets and liabilities for a tax jurisdiction, along with any related valuation allowance, be classified as noncurrent on the balance sheet. We have implemented this ASU in the accompanying consolidated financial statements.

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

We determine our accounts receivable, net, as follows ($ in thousands):

	December 31,
	2017	2016
Total invoices issued and unpaid	$6,644	$6,932
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(441)	(381)
Gross accounts receivable	6,203	6,551
Allowance for sales returns and doubtful accounts	(278)	(263)
Accounts receivable, net	$5,925	$6,288

The activity in our allowance for doubtful accounts and sales returns has been as follows ($ in thousands):

	Year Ended December 31,
	2017	2016
Balance, beginning of period	$263	$263
Provision for doubtful accounts and sales returns	17	182
Accounts written off	(2)	(182)
Balance, end of period	$278	$263

4.          Property and Equipment, Net

Property and equipment, at cost, and the related accumulated depreciation consist of the following ($ in thousands):

	December 31,
	2017	2016
Furniture and fixtures	$786	$636
Software	662	651
Equipment	1,469	1,411
Leasehold improvements	559	559
	3,476	3,257
Less accumulated depreciation	(2,995)	(2,801)
Property and equipment, net	$481	$456

5.          Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activity were as follows ($ in thousands):

	December 31,
	2017	2016
Gross capitalized cost	$9,179	$7,252
Accumulated amortization	(5,393)	(3,509)
Net balance	$3,786	$3,743

	Year Ended December 31,
	2017	2016
Amount capitalized	$1,926	$1,538
Amortization expense	$(1,883)	$(1,777)

	Released	Unreleased
	Products	Products

Gross capitalized at December 31, 2017	$8,394	$785
Accumulated amortization	(5,393)	-
Net balance	$3,001	$785

Future amortization expense for
the year ending December 31,
2018	$1,597
2019	957
2020	447
Total	$3,001

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

	December 31
	2017	2016
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$17,491	$17,826
Less: Unpaid invoices at December 31 relating to M&S agreements with a start date subsequent to the balance sheet date	(441)	(381)
Total deferred revenue at December 31	$17,050	$17,445

Deferred revenue, current portion	$13,315	$13,655
Deferred revenue, non-current portion	3,735	3,790
Total deferred revenue	$17,050	$17,445

7.          Commitments and Contingencies

Contractual Obligations

We have an obligation under a contract with a third party to make future minimum prepaid royalty payments in the amount of $800,000 in September 2018 and $1.2 million in November 2019.

Leases

We have an operating lease related to our office space. Minimum rental commitments under operating leases at December 31, 2017 are as follows ($ in thousands):

Year Ending December 31,
2018	$360
2019	120
Total	$480

Rent expense under operating leases was $347,000 in 2017 and 2016. We had a deferred rent liability of $18,000 at December 31, 2017, which we amortize to rent expense on a straight-line basis over the remaining life of the applicable lease.

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

8.          Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Year Ended December 31,
	2017	2016
Share-based compensation expense	$1,566	$1,014

Stock Options

We have granted stock options to our officers and employees under long-term equity incentive plans that originated in 2000, 2010 and 2016. During 2017, we granted stock options only under the 2016 plan. During 2016, we granted options only under the 2016 plan and the 2010 plan.

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

We currently issue stock-based awards to our officers and employees only under the 2016 plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of December 31, 2017, stock-based incentives for up to 4,178,500 shares remained available for issuance in the future under this plan.

We have not issued any restricted stock under any of these plans.

Our stock option activity has been as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
			(Years)	(000’s)
Outstanding at December 31, 2015	2,091,325	$2.45	6.09	$3,277

2016
Granted	1,257,300	$3.58
Forfeitures	(404,175)	$3.14
Exercised	(537,445)	$2.08
Outstanding at December 31, 2016	2,407,005	$3.00	7.19	$2,574

2017
Granted	975,000	$3.98
Forfeitures	(600,995)	$3.35
Exercised	(195,800)	$2.41
Outstanding at December 31, 2017	2,585,210	$3.34	6.77	$1,015

Exercisable at December 31, 2017	1,124,109	$2.77	4.30	$956

Additional information about our stock options is as follows:

	2017	2016
Weighted average fair value of options granted during the year	$1.67	$1.64
Intrinsic value of options exercised during the year	$351,893	$880,064
Cash received from stock options exercised during the year	$471,789	$1,118,177

Number of options that vested during the year	528,734	348,116
Fair value of options that vested during the year	$850,044	$528,725

Unrecognized compensation expense related to non-vested options at end of year	$1,751,077	$1,768,344
Weighted average years over which non-vested option expense will be recognized	1.93	2.17

As of December 31, 2017
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	54,700	2.36	$1.05	54,700	$1.05
$1.47 - $2.32	388,070	2.23	$1.86	386,710	$1.86
$2.34 - $3.52	857,940	6.93	$3.29	441,259	$3.17
$3.53 - $4.21	1,277,500	8.22	$3.90	241,440	$3.86
$5.44 - $5.44	7,000	9.55	$5.44	0	$-
Total options	2,585,210			1,124,109

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2017	2016
Expected volatility	49%	55%
Expected annual dividend yield	1.5%	1.5%
Risk free rate of return	1.95%	1.45%
Expected option term (years)	6.00	6.00

Due to the Investigation, during a portion of 2017 and as of December 31, 2017, we had in place a moratorium on issuing shares of our common stock in connection with stock option exercises. In September and October 2017, for stock options that were scheduled to expire during the six months ended December 31, 2017, and were not exercisable due to the moratorium, we modified those stock options to extend their expiration date to December 31, 2017. We recorded share-based compensation expense of $255,000 for these modifications with respect to which there was no associated cash payment. None of those options were exercised prior to December 31, 2017, their expiration dates were not extended beyond that date, and they were allowed to expire. As consideration for certain of those expired options, we made cash payments to the option holders and recorded expense totaling $78,000 which was determined based upon the difference between the quoted market price of our common stock as of December 31, 2017, and the exercise price of the stock options.

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

•	Restricted shares participate in dividend payments and may be voted.
•	As of December 31, 2017, stock based incentives for up to 260,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2015	80,000	$3.34

2016
Shares granted with restrictions	80,000	$3.31
Shares vested and restrictions removed	(80,000)	$3.34	$276,000
Restricted Shares Outstanding at December 31, 2016	80,000	$3.31

2017
Shares granted with restrictions	80,000	$4.24
Shares vested and restrictions removed	(80,000)	$3.31	$320,000
Restricted Shares Outstanding at December 31, 2017	80,000	$4.24

We have not issued any stock options under the 2015 Directors Plan.

The 2015 Directors Plan replaced the 2006 Non-Employee Directors Long-Term Equity Incentive Plan (the “2006 Plan”). We will not issue any additional stock or stock options under the 2006 Plan.

At December 31, 2017, we had $120,481 of unrecognized compensation expense related to non-vested stock awards. We expect to recognize that expense in the future over a weighted-average period of four months.

9.          Income Taxes

The components of our income tax expense (benefit) consist of the following (amounts in thousands):

	2017			2016
	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,008	$416	$1,424	$1,732	$(92)	$1,640
State	140	(17)	123	179	(18)	161
Total	$1,148	$399	$1,547	$1,911	$(110)	$1,801

The difference between income tax expense and the amount computed by applying the federal statutory income tax rate of 34% to income before income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2017	2016
Income tax expense (benefit) at federal statutory rate	$992	$1,831

Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	86	100
Stock based compensation	294	55
Change in US tax rate due to tax reform	355	-
R&D tax credit uncertain tax position (net)	37	31
Research and development credit	(208)	(177)
Domestic production activities deduction	(35)	(64)
Other	26	25
Income tax expense (benefit) per the statement of operations	$1,547	$1,801

The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017.  This legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The Tax Reform Act permanently reduces the U.S. corporate tax rate from a maximum of 35% to a flat 21% rate effective January 1, 2018. The main impact of the Tax Reform Act on our 2017 consolidated financial statements is the re-measurement of our deferred tax balances from the old corporate tax rate to the new corporate tax rate.  Because of the decrease in the U.S. corporate tax rate, we recorded deferred tax expense of $355,000 due to this re-measurement.  We have no material or provisional items for which the accounting of the effects of the Tax Reform Act on our consolidated financial statements is incomplete.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our consolidated financial statements.  The components of our deferred income tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2017	2016
Deferred tax assets:
Deferred revenue	$775	$1,229
Capital loss carryforward	-	1,099
Share-based compensation	351	578
Compensation and benefits	111	278
Texas franchise tax R&D credit	185	153
Prepaid expenses not deducted for tax	84	-
Allowance for doubtful accounts	58	114
Net operating loss carryforward	20	91
State deferred tax asset	61	44
Accrued expenses not deducted for tax	9	12
Valuation allowance	(185)	(1,252)
Total deferred tax assets	1,469	2,346

Deferred tax liabilities:
Intangible assets	805	1,289
Depreciation	13	7
Total gross deferred tax liabilities	818	1,296

Net deferred tax assets	$651	$1,050

In assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that some portion or all the deferred tax asset will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We have concluded it is more-likely-than-not that our ability to generate future taxable income will allow us to realize those deferred tax assets.

As of December 31, 2017, our capital loss carryforward of $3,231,000 has expired.  Accordingly, the deferred tax asset related to this item has been reversed.  Additionally, we reversed the related valuation allowance.

As of December 31, 2017, we have federal income tax net operating loss carryforwards of $93,000 available to offset future federal taxable income.  We expect to fully utilize this net operating loss in 2018.  The net operating loss expires in 2031.

As of December 31, 2017, we have Texas Research and Development tax credit carryforwards of $185,000.  We believe it uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these carryforward credits. Accordingly, have provided a valuation allowance for the full amount of these credit carryforwards.  These carryforwards expire in years 2034 through 2038.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (amounts in thousands):

	2017	2016
Balance, beginning of year	$121	$90
Increases for tax positions related to the current year	22	22
Increases for tax positions related to prior years	15	9
Balance, end of year	$158	$121

Our unrecognized tax benefit is related to research and development credits taken on our U.S. income tax returns from 2011 to 2017 and the uncertainty related to the realization of a portion of those credits based on prior experience.  We believe it reasonably possible that we will not recognize any of our unrecognized tax benefits at least through December 31, 2017. If we realized and recognized any of our unrecognized tax benefits such benefits would reduce our effective tax rate in the year of recognition.

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At December 31, 2017, no interest or penalties have been or are required to be accrued.  Our open tax years are 2011 and forward for our federal income tax returns and 2013 and forward for most of our state income tax returns.  We do not file, and are not required to file, any foreign income tax returns.

10.          Earnings Per Share

Earnings per share for the periods indicated were computed as follows (in thousands except per share amounts):

	Year ended December 31,
	2017	2016
Numerators
Numerator for basic and diluted earnings per share:
Net income	$1,371	$3,585

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	21,702	21,126

Dilutive potential common shares
Stock options and awards	452	551
Denominator for diluted earnings per share	22,154	21,677

Net income per common share - basic	$0.06	$0.17
Net income per common share – diluted	$0.06	$0.17

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

11.          Dividends

We paid dividends as follows:

	Year ended December 31,
	2017	2016
Dividend per share of common stock	$0.060	$0.060

12.          Employee Benefit Plan

We provide our employees a 401(k) plan under which we make employer matching contributions in amounts determined by our Board of Directors. Our matching contributions were $156,000 and $143,000, for 2017 and 2016, respectively.

13.          Segment and Geographic Disclosures

We view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located in the United States accounted for approximately 75% and 77% of our total revenues for 2017 and 2016, respectively.  The remaining revenues were from customers and partners located in foreign countries, and each individual foreign country accounted for less than 10% of total revenues in each of those years.  We attribute revenue to countries based on the country in which the customer or partner is located. We have no property or equipment located outside the United States.

14.          Concentration of Business Volume and Credit Risk

Our cash, cash equivalents and long-term investments are on deposit in banks and are collectively insured by the Federal Deposit Insurance Corporation for $750,000.  Our balances in excess of that amount are not insured. We may withdraw our cash deposits upon demand but in doing so may forfeit certain earned but unpaid interest on certain certificates of deposit if we redeem them prior to their maturity date. We maintain our cash with multiple financial institutions of reputable credit to minimize our risk of loss.

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

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party channel resellers even though those end users can also purchase those products directly from us. During 2017 and 2016, we earned approximately 14% of our revenue from such sales through our largest, third-party, channel reseller.

In 2017 and 2016, approximately 25% and 23%, respectively, of our revenues resulted from sales to customers in foreign countries.  We received substantially all of our revenues from foreign customers in U.S. dollars resulting in limited exchange rate risks.  Our foreign sales are concentrated mostly in Canada, Western Europe and Latin America.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

As previously disclosed in our Current Report on Form 8-K filed on March 31, 2017, effective on March 27, 2017, RSM US LLP, or RSM, was dismissed as the Company’s independent registered public accounting firm.

RSM performed the audit of our consolidated financial statements as of and for the year ended December 31, 2016 (the “2016 Financial Statements”).  In connection with the preparation of the 2016 Financial Statements, the Company changed certain accounting methods and the classification and presentation of its business activities in its financial statements.  To ensure comparability between periods the Company revised the 2015 Financial Statements (as defined below) to conform them to the method of presentation in the 2016 Financial Statements.  For more information, please see Note 2 of the Notes to our consolidated financial statements included in Item 8 of this report.  The audit report of RSM on the 2016 Financial Statements did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

Effective on August 1, 2017, the Audit Committee approved the appointment of Weaver and Tidwell, L.L.P., or Weaver, as its independent registered public accounting firm to audit the Company’s financial statements.  During the two most recent fiscal years prior to such appointment and through August 1, 2017, the Company (or someone on its behalf) had not consulted with Weaver with respect to: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

 The audit report originally issued by  RSM on the 2016 Financial Statements, when previously filed, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.  However, as previously disclosed in our Current Report on Form 8-K filed on August 7, 2017 (the “August 8-K”), the 2016 Financial Statements included in our Annual Report on Form 10-K originally filed on March 27, 2017 (the “Original 2016 10-K Filing”), including the auditor’s report on the 2016 Financial Statements included in the Original 2016 10-K Filing, should no longer be relied upon in light of the Restatement. In connection with the audit of the Company’s consolidated financial statements for the fiscal year ended December 31, 2016 and through the date of RSM’s dismissal on March 27, 2017, there were: (i) no disagreements between the Company and RSM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RSM, would have caused RSM to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K. During the period from August 15, 2017, when RSM was re-engaged to reissue its audit report on the restated consolidated financial statements for the year ended December 31, 2016 until November 21, 2017, there were: (i) no disagreements between the Company and RSM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of RSM, would have caused RSM to make reference to the subject matter of the disagreement in their report on the Company’s financial statements for such year, and (ii) except as set forth above, no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On December 1, 2017, the Chairman of the Audit Committee received a letter from Padgett, Stratemann & Co., L.L.P., or Padgett, in which Padgett stated that based on the circumstances described in the August 8-K surrounding the dismissal of BDO as the Company’s independent registered public accounting firm and the previously disclosed withdrawal of RSM from its engagement by the Audit Committee to reissue its audit report on the 2016 Financial Statements, and based on the fact that current management is substantially the same as the management in place in 2015, Padgett had concluded that it could not rely on management’s representations that would be necessary for Padgett to complete the audit procedures necessary to issue consents to the inclusion of its audit report on our consolidated financial statements as of and for the year ended December 31, 2015 (the “2015 Financial Statements”) in the Company’s filings or transactions after the date of the letter.  Padgett also stated in its letter that (1) it was not at that time aware of whether any of the circumstances described in the August 8-K with respect to the 2016 Financial Statements could have been applicable to the Company’s 2015 Financial Statements, and (2) it had not reached a conclusion as to whether it was necessary for Padgett to withdraw its Report on the 2015 Financial Statements.  The Company has concluded that this is a “reportable event” as defined in Item 304(a)(1)(v) of Regulation S-K.

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

Our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2017 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). We identified material weaknesses in our internal control over financial reporting which are described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting described above, our management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal control over financial reporting as of December 31, 2017.

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

Because of these material weaknesses, our management has concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

With the exception of the remediation efforts described below, there has been no change in our internal control over financial reporting that occurred during the annual period covered by this report and during the subsequent time period through the filing of this Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GlobalSCAPE, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited GlobalSCAPE, Inc.’s and its subsidiary’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively, the consolidated financial statements) and our report dated June 14, 2018 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to the control environment, monitoring, and control activities have been identified and included in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audits of the 2017 and 2016 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/WEAVER AND TIDWELL LLP

Austin, Texas

June 14, 2018

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

GlobalSCAPE’s Amended and Restated Certificate of Incorporation divides the Board of Directors into three classes of directors serving staggered three-year terms, with one class to be elected at each annual meeting of stockholders.

The following table sets forth the name and age of each director as of June 14, 2018, the principal occupation of each director during at least the past five years and the year each began serving as a director of GlobalSCAPE.

Name	Age
Thomas W. Brown	74
Mr. Brown has been an independent stockbroker and investment advisor in San Antonio since 1995.  He entered the securities brokerage business in 1967 after receiving an M.B.A. from Southern Methodist University.  In recent years, he has been involved in the real estate development business in San Antonio in addition to managing stock and bond investments.  Mr. Brown currently serves as a member and Chairman of the Board of Directors of the Company and has served in such capacity since June 2002.  Mr. Brown is an experienced investor who beneficially owns approximately 12% of our shares. Mr. Brown’s current term as a director of GlobalSCAPE expires in 2018.

Frank M. Morgan	69
Mr. Morgan most recently served as Executive Director for Cyber Security Operations Business Development for Mantech International Corp supporting the national security community. He also served as the Vice President and General Manager of the Information Systems Department, Intelligence Solutions Division, L-3 Communications Services Group. He held a similar position with Titan Corporation before its acquisition by L-3. He worked for BTG, Inc. (acquired by Titan Corp.) as Vice President of federal sales where he was responsible for marketing computer security products. Mr. Morgan spent 26 years in the Air Force, retiring in 1996 as a Colonel. He holds a B.S. in Aeronautical Engineering from the Air Force Academy, a M.S. in Human Resources Management from the University of Utah, and a M.A. in National Security and Strategic Studies from the Naval War College.  Mr. Morgan has served as a member of the Board of Directors of the Company since 2006.  Mr. Morgan’s current term as a director of GlobalSCAPE expires in 2019.

Dr. Thomas E. Hicks	69
Dr. Hicks has 47 years of experience as an educator in the computer science field. He is currently an Associate Professor of Computer Science at Trinity University in San Antonio, Texas. He has served in that position since 1983. He is responsible for all of the software engineering courses at Trinity University where he also teaches courses in database design, networking and data communications, advanced website design and cloud computing. He has over 100 publications and/or conference presentations to his credit. Dr. Hicks is a graduate of West Virginia University where he received a Bachelor of Science in Secondary Education-Comprehensive Mathematics, a Masters of Science-Secondary and Elementary Mathematics Education, and an Educational Doctorate in Mathematics Education-Concentrations in Mathematics and Computer Science.  Dr. Hicks’ extensive experience in the computer science field and software engineering provides valuable technical insight to our board. Dr. Hicks first became a director of GlobalSCAPE in 2016 and his current term as a director of GlobalSCAPE expires in 2019.

David L. Mann	64
Mr. Mann has been in the real estate development and home building business since his graduation from Southern Methodist University in 1975 where he earned a B.B.A.  For the past twenty years, he has worked exclusively in the San Antonio, Texas market.  Mr. Mann currently serves as a member of the Board of Directors of GlobalSCAPE and has served in such capacity since June 2002.  Mr. Mann has broad business and finance experience and beneficially owns approximately 7% of our shares.  Mr. Mann’s current term as a director of GlobalSCAPE expires in 2020.

Matthew C. Goulet	46
Mr. Goulet has served as GlobalSCAPE’s President and Chief Executive Officer and as a member of the Board of Directors since May 2016. Prior to that time, he served as GlobalSCAPE’s Chief Operating Officer beginning October 2015 and its Senior Vice President of Sales and Marketing beginning January 2015. From October 2013 to December 2014, he was GlobalSCAPE’s Vice President of Sales. He has more than 20 years of experience in the security, networking, and storage industries. From 2008 to September 2013, he was at Kaspersky Labs, an information technologies security company, most recently as the Vice President of SME sales and operations, where he was responsible for setting the strategy for their go-to-market SME initiatives and where he built their North America SME sales organization from the ground up.  Mr. Goulet’s current term as a director of GlobalSCAPE expires in 2020.

Mr. Goulet received a BS in Marketing from the Boston College Carroll School of Management.

Executive Officers

The following table sets forth the name, age, and position of each of our executive officers as of June 14, 2018, and the principal occupation of each executive officer during the past five years.

Name	Age	Position
Matthew C. Goulet	46	President and Chief Executive Officer	See discussion of principal occupation above under “Board of Directors”.

Karen J. Young	55	Interim Chief Financial Officer
Ms. Young has served as GlobalSCAPE’s Interim Chief Financial Officer since March 2018 and prior to this she served as the Company’s Controller since January 2015.  From June 2014 to January 2015, Ms. Young was the owner of a CPA practice in which she provided accounting and managerial consulting services to businesses.  Prior to operating her own CPA practice, Ms. Young served as Controller of PIC Business Systems, Inc., a provider of web-based integrated Enterprise Resource Planning solutions, where she worked from May 1995 to August 1999 and again from December 2001 to June 2014.  At PIC Business Systems, Inc., Ms. Young prepared the company’s financial statements and was responsible for oversight of the company’s accounting department and other administrative functions.  Between her time at PIC Business Systems, Ms. Young worked for a public accounting firm working mainly in the tax area. Ms. Young began her career at Valero Energy Corporation, an independent petroleum refiner, where she focused on budgeting and forecasting for the company and its subsidiaries.

Ms. Young is a Certified Public Accountant with over 20 years of experience as a corporate controller.  She has a B.B.A. in Accounting from The University of Texas at San Antonio and is a member of the Texas Society of Certified Public Accountants.

Peter S. Merkulov	38	Chief Technology Officer
Mr. Merkulov brings over 14 years of experience in the IT security industry, specifically in product strategy and management to GlobalSCAPE. He is a seasoned international leader with over a decade of experience in building and leading international teams as well as developing and executing global product strategies.

Mr. Merkulov has served as GlobalSCAPE’s Chief Technology Officer since October 2017.  Prior to that he served as the Company’s Vice President of Product Strategy and Technology Alliances since joining the Company in October of 2015. Prior to joining GlobalSCAPE, from September 2013 to April 2014, Mr. Merkulov served as Executive Vice President at Kaspersky Lab North America, where he oversaw the expansion of the business within North America and was second in command of their North American operations. He also served as Kaspersky Lab’s Chief Product Officer, where he drove the adoption, development, and execution of their long-term product strategy. Under his leadership in this role, he substantially expanded Kaspersky Lab’s B2B product line as they became one of the leaders in the Endpoint Protection market as recognized by Gartner. Mr. Merkulov also spent a number of years as the Vice President of Technology Alliances at Kaspersky Lab where he led the global alliances strategy and technology partner programs.

Mr. Merkulov is a graduate of Moscow State Institute of International Relations and is fluent in English, Russian and Swedish.

Michael Canavan	37	Vice President of Sales
Mr. Canavan has served at GlobalSCAPE’s Vice President of sales since October 2017.  Prior to that he served as Vice President of Global Enterprise Services since joining the Company in July 2017. As Vice President of Sales, Mr. Canavan is responsible for leading and overseeing all direct and channel sales teams for GlobalSCAPE. Mr. Canavan brings a diverse background with more than 15 years of experience in sales, engineering, and product management to Globalscape.
Prior to joining GlobalSCAPE in May 2017, Mr. Canavan served multiple roles with Kaspersky Lab North America starting in May 2010.  The last role he held with the organization was as Senior Vice President, Sales.  In that role, he was responsible for all business-to-business sales activities in North America, including leading channel and presales system engineering organizations. Mr. Canavan has also held various roles in sales, engineering and product management at Kaspersky Lab, Trend Micro and CDW, among others.

Mr. Canavan graduated from Purdue University, Krannert School of Management with a Bachelor of Science in Economics and a Bachelor of Arts in Psychology.

James W. Albrecht, Jr. retired from his position as Chief Financial Officer of GlobalSCAPE effective March 2, 2018.  Also, Gregory T. Hoffer resigned from his position as Vice President of Engineering of GlobalSCAPE effective April 5, 2018.

Compensation Committee Interlocks and Insider Participation

Messrs. Morgan and Mann and Dr. Hicks served on the Compensation Committee throughout 2017.  No member of the Compensation Committee was at any time during 2017, or any other time, an officer or employee of GlobalSCAPE or had any relationship with GlobalSCAPE requiring disclosure as a related-party transaction in Item 13, “Certain Relationships and Related Party Transactions, and Director Independence” below.  No executive officer of GlobalSCAPE has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Company’s Board of Directors or Compensation Committee during 2017.

Code of Ethics

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President and Chief Executive Officer and its Interim Chief Financial Officer.  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

Karen J. Young
Interim Chief Financial Officer
GlobalSCAPE, Inc.
4500 Lockhill-Selma, Suite 150
San Antonio, Texas 78249

Director Recommendation Process

As of June 14, 2018, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on March 31, 2017.

Board Meetings and Attendance

During the fiscal year ended December 31, 2017, the Board of Directors held eleven meetings. Separate from the full Board of Directors’ meetings, there were eleven Audit Committee meetings and nine Compensation Committee meetings.  During 2017, each of our current directors attended at least 75% of all Board and applicable Committee meetings.

During 2017, our directors received compensation for service to GlobalSCAPE as a director.  See “Executive Compensation – Compensation of Directors.”  GlobalSCAPE encourages, but does not require, directors to attend the annual meeting of stockholders.  At GlobalSCAPE’s 2017 Annual Meeting of Stockholders, all members of the Board were present.

Board Leadership Structure

The Board believes it is in the best interests of the Company to separate the roles of Chief Executive Officer and Chairman of the Board.  This structure ensures a greater role for the directors in the oversight of management and the Company and promotes active participation of the directors in setting meeting agendas and establishing Board priorities and procedures. Further, this structure permits the Chief Executive Officer to focus on the management of the Company’s day-to-day operations.

Committees of the Board of Directors

GlobalSCAPE has standing Audit and Compensation Committees.  GlobalSCAPE did not have a standing Nominating Committee during 2017, but established one in March 2018.

The Audit Committee is a separately-designated audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee consisted of Messrs. Mann and Morgan and Dr. Hicks during 2017.  Mr. Mann was the chairman of this committee during 2017. This committee met eleven times during 2017. The Board has determined that Mr. Mann is an audit committee financial expert as defined by SEC rules. The Audit Committee aids management in the establishment and supervision of our financial controls, evaluates the scope of the annual audit, reviews audit results, makes recommendations to our Board regarding the selection of our independent registered public accounting firm, consults with management and our independent registered public accounting firm prior to the production of consolidated financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. The Audit Committee has authority under its charter to retain, approve fees for and terminate advisors, consultants, and agents as it deems necessary to assist in the fulfillment of its responsibilities.   The Audit Committee Report, which appears in a subsequent section of this document, more fully describes the activities and responsibilities of the Audit Committee.

The Compensation Committee consisted of Messrs. Mann and Morgan and Dr. Hicks during 2017. Mr. Morgan was chairman of this committee during 2017. This committee met nine times during 2017. The Compensation Committee’s role is to establish and oversee GlobalSCAPE’s compensation and benefit plans and policies, administer its stock option plans, and review and approve annually all compensation decisions relating to GlobalSCAPE’s officers.  At least annually, our President and Chief Executive Officer submits to the Compensation Committee his recommendations as to base salary, bonus and equity incentive awards for each executive officer, except himself, for the following fiscal year based upon his subjective evaluation of their individual performance.  The Compensation Committee reviews and discusses the recommendations and has the sole authority to determine the base salary, bonus, and equity incentives for the President and Chief Executive Officer.

The agenda for meetings of the Compensation Committee is determined by its Chairman.  At each meeting, the Compensation Committee meets in executive session. The Compensation Committee’s Chairman reports the Committee’s recommendations on executive compensation to the Board. The Company’s personnel support the Compensation Committee in its duties and, along with the President and Chief Executive Officer, may be delegated authority to fulfill certain administrative duties regarding the compensation programs. The Compensation Committee has authority under its charter to retain, approve fees for and terminate advisors, consultants, and agents as it deems necessary to assist in the fulfillment of its responsibilities.

GlobalSCAPE did not have a nominating committee during 2017. The Board of Directors did not believe that it was appropriate to have a separate nominating committee during 2017 because of the small size of the Board and because the Board consisted of a majority of independent directors. During 2017, all directors, including all of the independent directors, participated in the consideration of director nominees.  In March 2018, the Board of Directors established a Nominating Committee, consisting of Messrs. Mann and Morgan and Dr. Hicks.  The chairman of this committee is Dr. Hicks.

Each of the Board’s committees has a written charter. Copies of the charters are available for review on the Company’s website at www.globalscape.com on the Investor Relations page.

Section 16(a) Beneficial Ownership Reporting Compliance

GlobalSCAPE believes, based solely on its review of the copies of Section 16(a) forms furnished to it and written representations from executive officers and directors (and its ten percent stockholders), that all Section 16(a) filing requirements were fulfilled on a timely basis during the fiscal year ended December 31, 2017.

In making this disclosure, GlobalSCAPE has relied solely on written representations of its directors and executive officers (and its ten percent stockholders) and copies of the reports that they have filed with the SEC.

Item 11.  Executive Compensation

Compensation Discussion & Analysis

We compensate our management through a combination of base salary, sales commissions, incentive bonuses and long-term equity based awards in the form of stock options and stock awards. This compensation is designed to be competitive with those of a group of companies which we have selected for comparative purposes in order to attract and retain our executive officers while also creating incentives which will align executive performance with the long-term interests of our stockholders.

This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our executive officers named in the Summary Compensation Table below, whom we sometimes refer to as our named executive officers, or NEOs, and places in perspective the data presented in the tables and narrative that follow.

Our Compensation Committee

Our Compensation Committee approves, implements, and monitors all compensation and awards to executive officers including the President and Chief Executive Officer, Chief Financial Officer, and the other NEOs.  The Committee’s membership is determined by the Board of Directors and is currently composed of three non-management directors. The Committee has the authority to delegate any of its responsibilities to subcommittees as the Committee may deem appropriate in its sole discretion.  During 2017, the Committee did not delegate any of its responsibilities.

The Committee periodically approves and adopts, or makes recommendations to the Board for, GlobalSCAPE’s compensation decisions (including the approval of grants of stock options to our NEOs).  At least annually, our President and Chief Executive Officer submits to the Compensation Committee his recommendations as to base salary, bonus and equity incentive awards for each executive officer, except himself, for the following fiscal year based upon his subjective evaluation of their individual performance.  The Compensation Committee reviews and discusses the recommendations and has the sole authority to determine the base salary, bonus, and equity incentives for the President and Chief Executive Officer.

The Compensation Committee reviewed all components of compensation for our executive officers, including salary, bonuses, long-term equity incentives, the dollar value to the executive, and the cost to GlobalSCAPE of all perquisites and all severance and change in control arrangements. Based on this review, the Compensation Committee determined that the compensation paid to our executive officers reflected our compensation philosophy and objectives.

Compensation Philosophy and Objectives

Our underlying philosophy in the development and administration of GlobalSCAPE’s annual, incentive, and long-term compensation plans is that our compensation system should be designed to attract and retain talented executives while also creating incentives that reward performance and align the interests of our NEOs with those of GlobalSCAPE’s stockholders.  Key elements of this philosophy are:

•	Establishing base salaries that are competitive with the companies in our comparative group, within GlobalSCAPE’s budgetary constraints and commensurate with GlobalSCAPE’s salary structure.
•
Rewarding our NEOs for outstanding Company-wide performance as reflected by financial measures, such as sales revenue or net income, or other goals, such as the consummation of an acquisition and product delivery as well as customer and employee satisfaction and compliance with regulatory requirements.

•
Providing equity‑based incentives for our NEOs to ensure that they are motivated over the long term to respond to GlobalSCAPE’s business challenges and opportunities as owners rather than just as employees.

Attracting and Retaining Executive Talent.

We recognize salary is one component in successfully attracting and retaining talented executives who will help the Company grow.  Being mindful of our budgetary responsibilities, we generally set our base salaries at levels we believe are competitive relative to comparable companies in our industry that are in our general geographic area.  We use third-party services that gather and report base salary, incentives, equity, and total compensation information for multiple companies. The services we use include Salary.com Small Business Compensation Solutions and Kenexa CompAnalyst. We use these services because we believe they provide information relevant to the industry and geographic areas in which our personnel work. This comparison allows us to create competitive total compensation packages for our executive team.  Annual adjustments are considered and based on the Company’s ability to achieve pre-established revenue and profitability goals.

Rewarding Performance.

We reward outstanding performance by certain of our personnel (other than those who earn sales commissions) with cash bonuses that are based on financial measures, such as sales revenue or net income, or other goals, such as the consummation of an acquisition or product delivery. For more information on our bonus program, refer to “Elements of Executive Compensation—Incentive Compensation.” We reward performance by certain of our sales personnel through payment of commissions based on bookings for sales of our products and services and/or through other incentive awards paid based on the achievement of certain qualitative objectives.

Aligning Executive and Stockholder Interests.

We believe that equity-based compensation provides an incentive to our NEOs to build value for our Company over the long term and to align the interests of our NEOs and stockholders.  We use stock options because we believe such options will generate value to the recipient only if our stock price increases during the term of the option.  The stock options granted to our NEOs vest solely based on the passage of time, other than in the event of a change in control.  We believe that time-vested equity awards encourage long-term value creation and executive retention because executives can realize value from such rewards only if they remain employed by us until the awards vest.

CEO Pay Ratio

We believe executive pay must be internally consistent and equitable to motivate our employees to create shareholder value. We are committed to internal pay equity, and the Compensation Committee monitors the relationship between the pay our executive officers receive and the pay our non-managerial employees receive. The Compensation Committee reviewed a comparison of CEO pay (base salary and incentive pay) to the pay of all our employees in 2017. The compensation for our CEO in 2017 was approximately 8.4 times the median pay of our full-time employees.

Our CEO to median employee pay ratio is calculated in accordance with SEC regulations. We identified the median employee by examining the 2017 total cash compensation for all individuals, excluding our CEO, who were employed by us on December 23, 2017, the last day of our payroll year. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2017.

After identifying the median employee based on total cash compensation, we calculated annual total compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table below.

As illustrated in the table below, our 2017 CEO to median employee pay ratio is 8.4:1.

	CEO to Median
	Employee Pay Ratio
	President and CEO	Median Employee
Base Salary	$375,000	$65,253
Severance	-	6,297
Option Awards	296,413	8,449
Non-Equity Incentive Plan Compensation	81,580	10,207
Discretionary Bonus	-	-
All Other Compensation	76,178	8,169
	$829,171	$98,375

Elements of Executive Compensation

The compensation currently paid to GlobalSCAPE’s executive officers consists of the following core elements:

•	Base salary.
•	For sales personnel, commissions based on bookings for sales of our products and services.
•	For non-sales personnel, bonuses under a performance-based, non-equity cash incentive plan.
•	Stock option awards granted pursuant to our 2016 Employee Long-Term Equity Incentive Plan, which we refer to as the 2016 Employee Plan.
•	Other employee benefits available to all employees of GlobalSCAPE.

We believe these elements support our underlying philosophy of attracting and retaining talented executives while remaining within our budgetary constraints, creating cash incentives that reward Company-wide and individual performance, and aligning the interests of our NEOs with those of GlobalSCAPE’s stockholders by providing the NEOs with equity-based incentives to ensure motivation over the long term.  We view the core elements of compensation as related but individually distinct.  Although we review total compensation, we do not believe that significant compensation derived from one component should increase or reduce compensation from another component.  We determine the appropriate level for each component of compensation separately.  We have not adopted any formal or informal policies or guidelines for allocating compensation among long-term incentives and annual base salary and bonuses, between cash and non-cash compensation, or among different forms of non-cash compensation. We consider the experience, tenure, and seniority of each named executive officer in making compensation decisions.

GlobalSCAPE does not have any deferred compensation programs or supplemental executive retirement plans. No perquisites are provided to GlobalSCAPE’s executive officers that are not otherwise available to all employees of GlobalSCAPE, except that the Company reimburses Messrs. Goulet and Albrecht for travel and lodging expenses they incur while working in our corporate office.  Being mindful of our budgetary responsibilities, the base salaries for all GlobalSCAPE NEOs are targeted at levels we believe are competitive relative to a comparative group of the companies in our general industry and geographic region.  This approach enables us to attract and retain the necessary talent a small, competitive company needs to grow.  This salary structure is reviewed at least annually, and more frequently if warranted, to ensure its competitiveness within our peer group. Adjustments are determined initially by our President and Chief Executive Officer with final approval by the Compensation Committee before being implemented.  The composite average increase in base salaries for all Company employees, including NEOs, during 2017 was approximately 2%.

The Compensation Committee has set base salaries for 2018 for our named executive officers as follows:

Name	Base Salary
Matthew C. Goulet	$375,000
Peter S. Merkulov	236,250
Michael P. Canavan	235,000

Incentive Compensation.  The Compensation Committee believes that paying incentive compensation in the form of bonuses or commissions helps create financial incentives for our NEOs that are tied directly to goals that best reflect their respective duties and responsibilities or the achievement of certain goals.  The Compensation Committee approves the plans under which bonuses and commissions are paid and may, at its discretion, modify the goals and objectives upon which these payments are based, pay bonuses if such goals are not met, or increase or decrease the amounts paid.

If certain target levels of revenue and income from operations were achieved for 2017, Messrs. Goulet and Albrecht were eligible for an annual bonus equal to 35% of their base salaries.  If actual revenue and income from operations fall below the target levels, the base bonuses are reduced on a sliding scale by specified percentages to a point where if less than 85% of the target levels of revenue and net income are achieved, no bonus is earned. If actual revenue and income from operations exceed the target levels, the base bonuses are increased on a sliding scale by specified percentages of up to 200%. During 2017, neither of the target levels were achieved; however, the Compensation Committee, exercising its discretion, determined that the Company’s operating results were overly affected by the Investigation. The Compensation Committee utilized the average results for the first, second and fourth quarters of 2017 and applied them to the third quarter and used their discretion to pay the annual bonus at the 50% level.  Based on these results, the Compensation Committee approved, and the Company paid, bonuses for 2017 of $81,580 to Mr. Goulet and $55,735 to Mr. Albrecht. These amounts are reflected in the “Bonus” column of the Summary Compensation Table below.

Long-Term Equity Incentive Plan.  GlobalSCAPE’s 2010 Employee Long-Term Equity Incentive Plan, or 2010 Employee Plan, was approved by our stockholders in 2010.  GlobalSCAPE’s 2016 Employee Long-Term Equity Incentive Plan, or the 2016 LTIP, was approved by our stockholders in 2017. These plans authorize us to grant incentive stock options, non-qualified stock options, and shares of restricted stock to our NEOs, as well as to all employees of GlobalSCAPE.

Prior to 2017, we granted stock options totaling all of the 3,000,000 shares that were reserved for issuance under the 2010 Employee Plan. Accordingly, we will not grant any more stock options under this plan. We did not grant any shares of restricted stock under this plan.

Under the 2016 LTIP, a total of 5,000,000 shares of common stock have been reserved for grants of incentive stock options, non-qualified stock options, and shares of restricted stock to our NEOs, as well as to all employees of GlobalSCAPE.

The purpose of the 2010 Employee Plan and the 2016 LTIP is to employ and retain qualified and competent personnel and to promote the growth and success of GlobalSCAPE, which can be accomplished by aligning the long-term interests of the NEOs and employees with those of the stockholders by providing the NEOs and employees an opportunity to acquire an equity interest in GlobalSCAPE. We believe that stock options motivate our NEOs and employees to exert their best efforts on behalf of our stockholders and align the interests of our NEOs and employees with our stockholders.

All grants are made with an exercise price equal to the closing price of our common stock on the date of grant.  On their date of hire and generally each year thereafter, our NEOs and employees are granted options to purchase shares. These options generally vest ratably over three years from the option grant date.  Vesting is accelerated in certain events described under “Employment Agreements and Potential Payments Upon Termination or Change in Control.” Options granted on the date of hire and each year thereafter generally may each be for the purchase of additional shares of our common stock with the exact number determined at the discretion of the Compensation Committee and Board of Directors based upon input from our President and Chief Executive Officer.  We do not time stock option grants in coordination with the release of material non-public information.

In granting stock options, our Compensation Committee considers the share-based compensation expense we will incur in current and future accounting periods as the stock options vest. In particular, the Compensation Committee considers the fact that the aggregate date fair value of stock option awards (as set forth in the summary compensation table below) is an amount that we will recognize over time as the options vest and is not necessarily an expense of the Company or compensation realized by a stock option recipient totally and only in the year a stock option is granted.

Other Employee Benefits. GlobalSCAPE’s NEOs are eligible to participate in all of our employee benefit plans, such as medical, dental, group life, and long-term disability insurance on the same basis as other employees.  GlobalSCAPE’s NEOs are eligible to participate in our 401(k) plan on the same basis as other employees.  GlobalSCAPE’s Board of Directors, at its sole discretion, may authorize GlobalSCAPE to make matching cash contributions (in part or in whole) each year to the 401(k) on behalf of our employees.

Compensation Policies and Practices

The Compensation Committee has conducted an in-depth risk assessment of the Company’s compensation policies and practices in response to public and regulatory concerns about the link between incentive compensation and excessive risk taking by companies.  The Compensation Committee concluded that our compensation policy does not motivate imprudent risk taking.  In this regard, the Compensation Committee believes that:

•	The Company’s annual incentive compensation is based on performance metrics that promote a disciplined approach towards the long-term goals of the Company.
•	The Company does not offer significant short-term incentives that might drive high-risk investments at the expense of the long-term value of the Company.
•	The Company’s compensation programs are weighted towards offering long-term incentives that reward sustainable performance.
•
The Company’s compensation awards are capped at reasonable levels, as determined by a review of the Company’s financial position and prospects, as well as the compensation offered by companies in our industry.

•	The Board’s high level of involvement in approving our operating budget, material investments and capital expenditures helps avoid imprudent risk taking.

The Company’s compensation policies and practices were evaluated to ensure that they do not foster risk taking above the level of risk associated with the Company’s business.  The Company and the Compensation Committee concluded that the Company has a balanced pay and performance program and that the risks arising from its compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.

Impact of Regulatory Requirements

Deductibility of Executive Compensation.  Federal income tax laws limit the deductions a publicly-held company is allowed for compensation paid to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer.  Generally, amounts paid in excess of $1.0 million to a covered executive, other than performance-based compensation, cannot be deducted.  In order to constitute performance-based compensation for purposes of the tax law, stockholders must approve the performance measures. We will consider ways to maximize the deductibility of executive compensation, while retaining the discretion necessary to compensate executive officers in a manner commensurate with performance and the competitive environment for executive talent.

Policy on Recovery of Compensation.  Our President and Chief Executive Officer and Chief Financial Officer are required to repay certain bonuses and stock-based compensation they receive if we are required to restate our financial statements as a result of misconduct as required by Section 304 of the Sarbanes-Oxley Act of 2002.

Risk Considerations in our Compensation Program

The Compensation Committee has reviewed the Company’s compensation policies and practices in response to current public and regulatory concern about the link between incentive compensation and excessive risk-taking by corporations. The Committee concluded that the Company’s compensation program does not motivate imprudent risk taking and that any risks taken resulting from compensation policies and practices are not reasonably likely to have a material adverse effect on the Company.  In reaching this conclusion, the Committee determined the following:

•	The Company’s annual incentive compensation is based on balanced performance metrics that promote progress towards longer-term Company goals.
•
The Company’s compensation programs are capped at reasonable levels, as determined by a review of the Company’s budgetary constraints, economic position and prospects, as well as the compensation offered by comparable companies.

•
The oversight of the Compensation Committee in the operation of incentive plans and the high level of board involvement in approving material use of Company resources adequately mitigates imprudent risk-taking.

Compensation Committee Report

The Compensation Committee of GlobalSCAPE reviewed and discussed the Compensation Discussion & Analysis required by Item 402(b) of Regulation S-K with management. Accordingly, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion & Analysis be included in this Annual Report on Form 10-K.

This report is submitted by the members of the Compensation Committee, which consists of the following directors:

•	Frank M. Morgan (Chairman of the Compensation Committee)
•	David L. Mann
•	Dr. Thomas E. Hicks

Summary Compensation Table

The following table summarizes compensation that GlobalSCAPE paid during the fiscal years ended December 31, 2017, 2016 and 2015 to our President and Chief Executive Officer, our Chief Financial Officer and the four most highly compensated executive officers for the fiscal year ended December 31, 2017.  As previously noted, Mr. Albrecht retired from his position as Chief Financial Officer effective March 2, 2018 and Mr. Hoffer resigned from his position as Vice President of Engineering effective April 5, 2018.  Additionally, Daniel Burke resigned from his position as Vice President of Sales effective September 30, 2017.

		Salary	Severance	Bonus	Option Awards (1)	Non-Equity Incentive Plan Compensation		All Other Compensation (3)	Total
Mathew C. Goulet	2017	375,000	-	81,580	296,413	-		76,178	829,171
President and Chief	2016	300,000	-	-	405,165	137,053	(2)	60,541	902,759
Executive Officer/Senior Vice	2015	206,542	-	-	123,031	259,361	(2)	23,329	612,263
President of Sales and Marketing (4)

James W. Albrecht, Jr.	2017	256,200	-	55,735	150,721	-		43,027	505,683
Chief Financial Officer	2016	244,007	-	-	163,619	56,918		32,024	496,568
	2015	236,900	-	-	123,031	101,874		23,900	485,705

Peter Merkulov	2017	225,000	-	-	57,558	131,600		18,346	432,504
Chief Technology Officer (5)	2016	218,400	-	-	-	131,600		14,192	364,192
	2015	50,400	-	-	152,583	16,450		100	219,533

Michael P. Canavan	2017	137,500	-	-	205,992	29,459		1,875	374,826
Vice President of Sales (6)

Gregory T. Hoffer	2017	190,200	-	7,820	53,224	-		112,914	364,158
Vice President of Engineering	2016	184,597	-	-	163,619	31,104		22,520	401,840
	2015	165,434	-	-	-	31,918		18,432	215,784

Daniel L. Burke	2017	261,981	-	-	-	133,617		14,734	410,332
Former Vice President of Sales (7)	2016	179,250	-	-	141,560	244,555		18,407	583,772
	2015	118,500	-	-	8,202	332,114		21,793	480,609

(1)
These amounts represent the aggregate grant date fair value of stock option awards for fiscal years 2017, 2016 and 2015 calculated as described in our Consolidated Financial Statements included in this Form 10-K.  See specifically footnote 2, Significant Accounting Policies, and footnote 8, Stock Options, Restricted Stock and Share-Based Compensation for a discussion of all assumptions made in the calculation of this amount. These amounts do not necessarily represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal years 2017, 2016 or 2015.  These amounts are recognized as an expense in our financial statements over the period of service required for the grant to become vested which is generally three years. For the options granted to Mr. Goulet in 2017, those expenses were determined to be $93,206, $109,529, $79,042 and $14,635 in 2017, 2018, 2019 and 2020, respectively. For the options granted to Mr. Albrecht in 2017, those expenses were determined to be $52,862, $61,464, $29,533 and $6,862 in 2017, 2018, 2019 and 20120, respectively. For the options granted to Mr. Merkulov in 2017, those expenses were determined to be $16,157, $19,158, $19,158 and $3,085 in 2017, 2018, 2019 and 2020, respectively. For the options granted to Mr. Canavan in 2017, those expenses were determined to be $29,326, $68,510, $68,529 and $39,627 in 2017, 2018, 2019 and 2020, respectively. For the options granted to Mr. Hoffer in 2017, those expenses were determined to be $19,692, $22,770, $8,416 and $2,346 in 2017, 2018, 2019 and 2020, respectively. Mr. Burke was not awarded any options in 2017.

(2)
Mr. Goulet’s non-equity incentive plan compensation for 2016 consists of $88,450 earned under our annual incentive bonus plan described above and $48,603 of sales commissions. For 2015, this amount consisted of $12,090 earned under our annual incentive bonus plan described above and $247,271 of sales commissions.

(3)
Primarily 401k matching contributions and group health plan premiums for all officers.  Also includes $52,225 and $19,720 in 2017 of reimbursement to Messrs. Goulet and Albrecht, respectively, for lodging and other travel expenses incurred for travel to our corporate office. Also includes $94,500 in realized gain from sale of stock options from Mr. Hoffer in 2017.

(4)	Mr. Goulet became our President and Chief Executive Officer in May 2016. Prior to that time, he was our Senior Vice President of Sales and Marketing.
(5)	Mr. Merkulov was hired on October 19, 2015. He did not receive any option awards in 2016.
(6)	Mr. Canavan was hired on July 10, 2017.
(7)	Mr. Burke resigned effective September 30, 2017.

OPTION EXERCISES AND STOCK VESTED

The following table provides information concerning exercises of stock options and other stock awards by our named executive officers during the fiscal year ended December 31, 2017.

	OPTION AWARDS		STOCK AWARDS
	Number of Shares	Value Realized	Number of Shares		Value Realized
	Acquired on	On Exercise	Acquired on		On Vesting
Name	Exercise	($)	Vesting		($)
Mathew C. Goulet	-	-	115,750	(1)	85,075
James W. Albrecht, Jr.	-	-	57,750	(2)	28,545
Peter S. Merkulov	-	-	33,000	(3)	30,360
Michael P. Canavan	-	-	-		-
Gregory T. Hoffer	50,000	94,500	50,000	(4)	42,440
Daniel L. Burke	-	-	31,350	(5)	30,327

(1)
These 115,750 stock awards vested on January 2, 2017, February 1, 2017, February 9, 2017, May 16, 2017, and June 2, 2017 and the closing price of GlobalSCAPE’s common stock on these dates were $4.07, $3.92, $3.82, $4.25, and $4.60, respectively.

(2)	These 57,750 stock awards vested on February 1, 2017 and February 9, 2017 and the closing price of GlobalSCAPE’s common stock on these dates were $3.92 and $3.82, respectively.
(3)	These 33,000 stock awards vested on October 19, 2017 and the closing price of GlobalSCAPE’s common stock on this date was $4.20.
(4)	These 50,000 stock awards vested on January 2, 2017 and February 1, 2017 and the closing price of GlobalSCAPE’s common stock on these dates were $4.07 and $3.92, respectively.
(5)	These 31,350 stock awards vested on February 1, 2017, February 9, 2017, and May 18, 2017 and the closing price of GlobalSCAPE’s common stock on these dates were $3.92, $3.82, and $4.46, respectively.

Relationship of Salary and Annual Incentive Compensation to Total Compensation

The following table sets forth the relationship of salary and annual incentive compensation to total compensation for our NEOs for 2017.

Executive	Percentage of Salary to Total Compensation	Percentage of Annual Cash Incentive Payment to Total Compensation(1)
Matthew C. Goulet	45.2%	9.8%
James W. Albrecht, Jr.	50.7%	11.0%
Peter S. Merkulov	52.0%	30.4%
Michael P. Canavan	36.7%	7.9%
Gregory T. Hoffer	52.2%	2.1%
Daniel L. Burke	63.8%	32.6%

(1)	Includes non-equity incentive plan compensation and sales commissions.

Employment Agreements and Potential Payments Upon Termination or Change in Control

GlobalSCAPE has entered into employment agreements with Messrs. Goulet, Albrecht, Merkulov and Canavan pursuant to which each will receive compensation as determined from time to time by the Board of Directors in its sole discretion.

Absent a Change in Control, these agreements do not provide for any minimum term of employment. In the event there is a Change in Control without a termination in connection with that event, a one year employment term commences as of the date of the Change in Control. Each agreement automatically renews on each subsequent annual anniversary date for an additional one year period unless the agreement is cancelled by the Company at least 90 days prior to the end of any such one year term. These agreements do not provide for any payment in the event of termination, except that if their employment is terminated in connection with a Change in Control, the Company will pay them an amount equal to their annual base salary which the Company may, at its option, pay as a lump sum.

A Change in Control occurs under these employment agreements upon the occurrence of any of the following:

•
Any “person” or “group” (as such terms are used in Section 13(d) and 14(d) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities representing 50% or more of the combined voting power of the Company’s then outstanding securities; provided, however, that if Thomas W. Brown and/or David L. Mann acquire, directly or indirectly, beneficial ownership of securities representing 50% or more of the combined voting power of GlobalSCAPE’s then outstanding securities, then it shall not be deemed a Change in Control.

•	Any person or group makes a tender offer or an exchange offer for 50% or more of the combined voting power of the Company’s then outstanding securities.

•
At any time during any period of twelve consecutive months, individuals who at the beginning of such period constituted a majority of the Board of Directors (“Incumbent Directors”) of the Company cease for any reason other than death to constitute a majority of the board; provided, however, that an individual who becomes a member of the Board subsequent to the beginning of the 12-month period, shall be deemed to have satisfied such 12-month requirement and shall be deemed an Incumbent Director if such Director was elected by or on the recommendation of, or with the approval of, at least two-thirds of the Directors who then qualified as Incumbent Directors either actually (because they were Directors at the beginning of such period) or whose election was approved by two-thirds of the Incumbent Directors; if any such individual initially assumes office as a result of or in connection with either an actual or threatened solicitation with respect to the election of Directors (as such terms are used in Rule 14a-12(c) of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitations of proxies or consents by or on behalf of a person other than a member of  the Board, then such individual shall not be considered an Incumbent Director.

•
The Company consolidates, merges or exchanges securities with any other entity where the stockholders of the Company immediately before the effective time of such transaction beneficially own, immediately after the effective time of such transaction, less than 50% of the combined voting power of the outstanding securities of the entity resulting from such a transaction.

•	Any person or group acquires all or substantially all of the Company’s assets.

All of our employment agreements provide for termination without any further payments due if the termination is for “cause”, with that term defined to include any one of the following events:

•
Employee substantially fails to perform his duties with the Company (other than any such failure resulting from his incapacity due to disability or any such actual or anticipated failure resulting from termination by employee for Good Reason, as defined below) after a written demand for substantial performance is delivered to employee by the Board, which specifically identifies the manner in which the Board believes that employee has not substantially performed his duties.

•	Employee engages in conduct which is demonstrably and materially injurious to the Company or any of its affiliates, monetarily or otherwise.

•
Employee commits fraud, bribery, embezzlement or other material dishonesty with respect to the business of the Company or any of its affiliates, or the Company discovers that employee has committed any such act in the past with respect to a previous employer.

•	Employee is indicted for any felony or any criminal act involving moral turpitude, or the Company discovers that employee has been convicted of any such act in the past.

•	Employee commits a material breach of any of the covenants, representations, terms or provisions of the employment agreement.

•	Employee violates any instructions or policies of the Company with respect to the operation of its business or affairs that causes material harm, economic or otherwise, to the Company.

•	Employee uses illegal drugs.

“Good Reason,” as used above, means, without the officer’s express written consent, any of the following:

•	The material failure by the Company, without employee’s consent, to pay to employee any portion of his current compensation within ten (10) days of the date any such compensation payment is due.

•
The Company commits a material breach of any of the covenants, representations, terms or provisions of the employment agreement, and such breach is not cured within thirty (30) days after written notice thereof to the Company, which notice shall identify in reasonable detail the nature of the breach and give the Company an opportunity to respond, excluding, however, failure to pay salary within ten (10) days as described above.

•	Any material diminution of employee’s title, function, duties, authority or responsibilities, including reporting requirements.

•	A reduction in employee’s base salary as in effect on the date of the employment agreement or as may be increased from time to time.

•	A material reduction in the employee benefits that are in effect from time to time for employee.

•	A relocation of the employee’s principal place of employment to a location which is beyond a 50 mile radius from San Antonio, Texas.

If any lump sum payment to a named executive officer would individually or together with any other amounts paid or payable constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, and applicable regulations thereunder, the amounts to be paid will be increased so that each named executive officer, as the case may be, will be entitled to receive the amount of compensation provided in his contract after payment of the tax imposed by Section 280G.

In the event of a Change in Control, unvested options to purchase our common stock that have been awarded to our NEOs will become fully vested.

The table below contains information concerning termination and Change in Control payments to each of our named executive officers as if the event occurred on December 31, 2017.

Name & Principal Position	Benefit		Before Change in Control Termination Without Cause or for Good Reason	After Change in Control Termination Without Cause or for Good Reason

Matthew C. Goulet	Severance		not applicable	$375,000
President and Chief Executive Officer	Option Acceleration	(1)	not applicable	13,950

James W. Albrecht, Jr.	Severance		not applicable	256,200
Chief Financial Officer	Option Acceleration	(1)	not applicable	10,935

Peter S. Merkulov	Severance		not applicable	236,250
Chief Technology Officer	Option Acceleration	(1)	not applicable	9,180

Michael P. Canavan	Severance		not applicable	137,500
Vice President of Sales	Option Acceleration	(1)	not applicable	-

Gregory T. Hoffer	Severance		not applicable	190,200
Vice President of Engineering	Option Acceleration	(1)	not applicable	2,010

Daniel L. Burke	Severance		not applicable	261,981
Former Vice President of Sales	Option Acceleration	(1)	not applicable	8,836

(1)
The option acceleration amount is the intrinsic value of equity awards minus the exercise price. This intrinsic value is based upon the closing price for a share of our common stock of $3.55 on December 29, 2017, minus the exercise price.  If the number in this row is zero, the option exercise price of all options held by that NEO is greater than the closing price of our common stock used in determining this amount.

GRANTS OF PLAN-BASED AWARDS

The following table provides information with regard to grants of non-equity incentive compensation and all other stock awards to our named executive officers in 2017.  We do not have an equity incentive plan. Therefore, these columns have been omitted from the following table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards ($) (1)			All Other Option Awards: Number of Securities Underlying Options
	Grant Date	Threshold	Target	Maximum		Per Share Exercise or Base Price of Option Awards ($)	Grant date fair value of stock and option awards ($)(2)
Matthew C. Goulet	5/10/2017	-	$131,250	Unlimited	-	-	-
Matthew C. Goulet	2/8/2017	n/a	n/a	n/a	200,000	$3.73	$296,413

James W. Albrecht, Jr.	5/10/2017	-	$89,670	Unlimited	-	-	-
James W. Albrecht, Jr.	2/8/2017	n/a	n/a	n/a	100,000	$3.73	$150,721

Peter S. Merkulov	2/8/2017	n/a	n/a	n/a	35,000	$3.73	$57,558

Michael P. Canavan	7/10/2017	n/a	n/a	n/a	75,000	$3.73	$163,843
	8/23/2017	n/a	n/a	n/a	25,000	$3.73	$42,149

Gregory T. Hoffer	2/8/2017	n/a	n/a	n/a	35,000	$3.73	$53,224

(1)
Awards potentially payable under our annual bonus plan.  The annual bonus plan does not provide for a threshold level as the bonuses under the plan can range from zero to an unlimited amount.  See the discussion under “Compensation Discussion & Analysis – Elements of Executive Compensation – Incentive Compensation” for more information.

(2)
These amounts represent the aggregate grant date fair value of stock option awards for fiscal year 2017 calculated as described in our Consolidated Financial Statements included in this Form 10-K.  See specifically footnote 2, Significant Accounting Policies, and footnote 8, Stock Options, Restricted Stock and Share-Based Compensation for a discussion of all assumptions made in the calculation of this amount. These amounts do not necessarily represent the actual amounts paid to or realized by the named executive officer for these awards during fiscal year 2017.  These amounts are recognized as an expense in our financial statements over the period of service required for the grant to become vested, which is generally three years.

Outstanding Equity Awards at Fiscal Year-End

The table below contains certain information concerning outstanding option awards at December 31, 2017 for our named executive officers

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price Per Share ($)	Option Expiration Date

Matthew C. Goulet
President and Chief Operating Officer	75,000	-	$1.55	9/9/2023
	25,000	-	$2.35	1/2/2024
	49,500	25,500	$3.20	2/9/2025
	33,000	67,000	$3.52	2/1/2026
	33,000	67,000	$3.53	5/16/2026
	16,500	33,500	$3.50	6/2/2026
	-	200,000	$3.73	2/8/2027
James W. Albrecht, Jr.
Chief Financial Officer	150,000	-	$2.10	7/10/2022
	49,500	25,500	$3.20	2/9/2025
	33,000	67,000	$3.52	2/1/2026
	-	100,000	$3.73	2/8/2017
Peter Merkulov
Chief Technology Officer	66,000	34,000	$3.28	10/19/2025
	-	35,000	$3.73	2/8/2017
Michael P. Canavan
Vice President of Sales	-	75,000	$5.28	7/10/2027
	-	25,000	$3.89	8/23/2027
Gregory T. Hoffer
Vice President of Engineering	33,000	67,000	$3.52	2/1/2026
	-	35,000	$3.73	2/8/2027

Pension Benefits

GlobalSCAPE does not sponsor any pension benefit plans. None of the NEOs contribute to such a plan.

Non-Qualified Deferred Compensation

GlobalSCAPE does not sponsor any non-qualified defined compensation plans or other non-qualified deferred compensation plans.

Compensation of Directors

The Board of Directors has the authority to determine the amount of compensation to be paid to its members for their services as directors and committee members and to reimburse directors for their expenses incurred in attending meetings.

Our non-employee directors received the following cash compensation during the fiscal year ended December 31, 2017:

•	Base monthly retainer:
o	Board Chairman (Mr. Brown) - $5,000 per month
o	All other Board members - $2,000 per month
•	Committee chair monthly retainer (Messrs. Mann and Morgan) - $1,000 per month
•	Attendance at Board or committee meetings - $1,000 per meeting

Mr. Goulet, an employee of the Company, does not receive a monthly retainer or attendance fees for his service on the Board.

We also provide stock-based compensation to our directors under the GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan, or the 2015 Directors Plan, and previously under the GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan, or the 2006 Directors Plan.  Under the 2015 Directors Plan, a maximum of 500,000 shares of GlobalSCAPE common stock may be awarded.  As of June 3, 2018, options to purchase a total of 40,000 shares were outstanding under the 2006 Directors Plan.  As of June 3, 2018, 80,000 shares of restricted common stock were issued and outstanding under the 2015 Directors Plan for which the restrictions lapse in May 2018 provided the owner of those restricted shares meets the continuing service requirement at that time.

The 2015 Directors Plan is administered by the Compensation Committee of the Board of Directors which sets the exercise price, term, and other conditions applicable to each stock option granted under the plan.  Stock options awarded under this plan shall have an exercise share price of no less than 100% of the fair market value on the date of the award while the option terms and vesting schedules are at the discretion of the Compensation Committee.  The 2015 Directors Plan provides that each year, at the first regular meeting of the Board of Directors immediately following GlobalSCAPE’s annual stockholders’ meeting, each non-employee director shall be granted or issued maximum awards of either (1) a grant of an option to purchase 20,000 shares of our common stock or (2) the issuance of 20,000 shares of restricted common stock for participation in Board and Committee meetings during the previous calendar year. In 2017, the Compensation Committee granted 20,000 shares of restricted stock to each director except for Mr. Goulet, who received no such shares as a result of his being an employee of the Company. The restrictions on this restricted stock lapsed in May 2018 provided the owner of those restricted shares met the continuing service requirement at that time.

The following table sets forth a summary of compensation for the fiscal year ended December 31, 2017 that GlobalSCAPE paid to each director.  GlobalSCAPE does not sponsor a pension benefits plan, a non-qualified deferred compensation plan or a non-equity incentive plan for our directors and, accordingly, these columns have been omitted from the following table:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Stock Option Exercises (2)	All Other Compensation (3)	Total
Thomas W. Brown	$60,000	$80,000	$27,600	$12,795	$180,395
David L. Mann	66,000	80,000	27,600	12,795	186,395
Frank M. Morgan	66,000	80,000	16,400	512	162,912
Thomas E. Hicks	51,000	80,000	-	-	131,000

(1)
These amounts represent the aggregate grant date fair value of restricted stock awards for the year ended December 31, 2017 calculated as described in our Consolidated Financial Statements included in this Form 10-K.  See specifically footnote 2, Significant Accounting Policies, and footnote 8, Stock Options, Restricted Stock and Share-Based Compensation for a discussion of all assumptions made in the calculation of this amount. These amounts do not necessarily represent the actual amounts paid to or realized by the directors for the 2017 award.  These amounts are recognized as an expense in our financial statements over the period of service required for the grant to become unrestricted, which is generally continuing service for one year subsequent to the date of the award.

(2)	These amounts represent the income earned from the exercise of stock options. These amounts have been previously recognized as an expense in our financial statements.

(3)	Health insurance premiums.

As of December 31, 2017, stock options issued to our directors that had not been exercised and restricted stock awards for which the restrictions had not yet lapsed as of that date are as follows:

Name	Outstanding Stock Options Not Exercised	Restricted Stock Awards
Thomas W. Brown	20,000	20,000
David L. Mann	20,000	20,000
Frank M. Morgan	-	20,000
Thomas E. Hicks	-	20,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued upon the exercise of options and rights under our equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance under Equity Compensation Plans (Excluding securities Reflected in Column (A))
	(A)	(B)	(C)

Equity compensation plans approved by security holders	2,585,210	$3.34	4,850,885	(1)

(1) Includes 412,385 shares from the 2010 Employee Plan. We will not grant anymore stock options under this plan.

Beneficial Ownership

The following table sets forth certain information regarding ownership of our common stock as of June 3, 2018, by (i) each person known by GlobalSCAPE to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and director nominee of GlobalSCAPE, (iii) the President and Chief Executive Officer, (iv) each of the other named executive officers, as described below, of GlobalSCAPE, and (v) all executive officers and directors of GlobalSCAPE as a group.  Unless otherwise indicated in the footnotes below, each of the named persons has sole voting and investment power with respect to the shares shown as beneficially owned.

Applicable percentage ownership is based on 21,753,131 shares of common stock outstanding at June 3, 2018.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or restricted stock held by that person that are currently exercisable or will vest or are exercisable within 60 days of June 3, 2018.

Shares Beneficially Owned as of June 3, 2018
					Additional
			Common Shares		Common Shares
	Common		That May Be		That May Be
	Shares		Acquired By		Acquired within	Total
	Currently		Exercise of	Total Common	60 Days of	Beneficial	Percentage
	Owned		Stock Options	Shares Held	June 3, 2017	Ownership	of
Name of Beneficial Owner	(# of shares)		(# of shares)	(# of shares)	(# of shares)	(# of shares)	Class
210/GSB Acquisition Partners, LLC et. al.	4,179,807	(1)	-	4,179,807	-	4,179,807	19.14%
Thomas W. Brown	2,640,393	(2) (3)	20,000	2,660,393	-	2,660,393	12.17%
BLR Partners LP	1,300,000	(4)	-	1,300,000	-	1,300,000	5.95%
David L. Mann	1,486,971	(3)(5)	20,000	1,506,971	-	1,506,971	6.90%
Frank M. Morgan	167,875	(3)	-	167,875	-	167,875	*
Matthew C. Goulet	17,000	(6)	406,990	423,990	-	423,990	1.91%
Peter S. Merkulov	-		78,326	78,326	-	78,326	*
Dr. Thomas G. Hicks	40,000			40,000	-	40,000	*
Michael P. Canavan	-		-	-	24,750	24,750	*
Karen J. Young			15,200	15,200	-	15,200	*

All directors and executive officers as a group (8 persons)				4,892,755	-	4,917,505	22.52%

*Less than one percent
(1) Based on information set forth in Schedule 13D/A filed on August 10, 2017 (the “Schedule 13D”), 210/GSB Acquisition Partners, LLC (“GSB Acquisition”) holds directly 3,716,800 shares of common stock of GlobalSCAPE. GSB Acquisition is managed by its sole member, 210 Capital, LLC (“210 Capital”), which is managed by its members Covenant RHA Partners, L.P. (“RHA Partners”) and CCW/LAW Holdings, LLC (“CCW Holdings”). C. Clark Webb has the power to direct the affairs of CCW Holdings as its sole member. RHA Partners is managed by its general partner RHA Investments, Inc. (“RHA Investments”), and Robert H. Alpert has the power to direct the affairs of RHA Investments as its President and sole shareholder. Accordingly, GSB Acquisition may be deemed to share voting and dispositive power with 210 Capital, RHA Partners, CCW Holdings, RHA Investments, Mr. Alpert and Mr. Webb over the shares of the Company’s common stock that it holds.  In addition to the 3,716,800 shares of common stock owned by GSB Acquisition, Atlas Capital Management, L.P. (“ACM”) holds directly 231,500 shares of common stock.  ACM  is managed by its general partner, RHA Investments.  Accordingly, Mr. Alpert may be deemed to share voting and dispositive power with RHA Investments over the shares of common stock owned by ACM.  In addition to the 3,716,800 shares of common stock owned by GSB Acquisition, Mr. Webb holds directly 231,507 shares of common stock.  The address of GSB Acquisition is 8214 Westchester Drive, Suite 950, Dallas, Texas 75225.

(2) Includes 650 shares owned by Mr. Brown’s spouse. Mr. Brown disclaims beneficial ownership of the shares owned by his spouse.
(3) Includes 20,000 shares of restricted common stock.
(4) Based on the information set forth in a Schedule 13G filed on January 25, 2018 by BLR Partners LP, a Texas limited partnership (“BLR Partners”), BLRPart, LP, a Texas limited partnership (“BLRPart GP”), BLRGP Inc., a Texas S corporation (“BLRGP”), Fondren Management, LP, a Texas limited partnership (“Fondren Management”), FMLP Inc., a Texas S corporation (“FMLP”) and Bradley L. Radoff (collectively, the “BLR Reporting Persons”),  BLR Partners directly owns 1,300,000 shares of common stock of GlobalSCAPE and each of BLRPart GP, as the general partner of BLR Partners, BLRGP, as the general partner of BLRPart GP, Fondren Management, as the investment manager of BLR Partners, FMLP, as the general partner of Fondren Management, and Mr. Radoff, as the sole shareholder and sole director of each of BLRGP and FMLP, may be deemed the beneficial owner of the 1,300,000 shares owned by BLR Partners.

The address of the principal office of each of the BLR Reporting Persons is 1177 West Loop South, Suite 1625, Houston, Texas 77027.

(5) Mr. Mann has pledged 750,000 shares to secure his obligations under a personal loan.
(6) Includes 2,000 shares owned by Mr. Goulet’s minor children.

Except as otherwise provided in the footnotes above, the address of the beneficial owners listed in the table above is 4500 Lockhill-Selma Rd, Suite 150, San Antonio, Texas, 78249.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

Transactions in 2017

Robert Langenbahn, an Enterprise Sales Manager, earned $146,918 in base salary and commissions in 2017.  Mr. Langenbahn is the son-in-law of Thomas W. Brown, our Chairman of the Board. Mr. Langenbahn’s compensation plan is comparable to that of others in our sales and marketing organization.

We did not have any other related-party transactions in 2017.

Policy Related to Related Party Transactions

Our Board of Directors has adopted a formal, written related-person transaction approval policy, setting forth GlobalSCAPE’s policies and procedures for the review, approval, or ratification of “related-person transactions.”  For these purposes, a “related person” is a director, nominee for director, executive officer, or holder of more than 5% of our common stock, or any immediate family member of any of the foregoing. This policy applies to any financial transaction, arrangement, or relationship or any series of similar financial transactions, arrangements, or relationships in which GlobalSCAPE is a participant and in which a related person has a direct or indirect interest, other than the following:

•	Payment of compensation by GlobalSCAPE to a related party for the related person’s service in the capacity or capacities that give rise to the person’s status as a “related person”.
•	Transactions available to all employees or all stockholders on the same terms.
•
Purchases of products or services from GlobalSCAPE in the ordinary course of business at the same price and on the same terms as offered to our other customers, regardless of whether the transactions are required to be reported in GlobalSCAPE’s filings with the SEC.

•	Transactions, which when aggregated with the amount of all other transactions between the related person and GlobalSCAPE, involve less than $5,000 in a fiscal year.

Our Audit Committee is required to approve any related-person transaction subject to this policy before commencement of the related-person transaction, provided that if the related-person transaction is identified after it commences, it shall be brought to the Audit Committee for ratification, amendment, or rescission. The Chairman of our Audit Committee has the authority to approve or take other actions with respect to any related-person transaction that arises, or first becomes known, between meetings of the Audit Committee, provided that any action by the Chairman must be reported to our Audit Committee at its next regularly scheduled meeting.

Our Audit Committee will analyze the following factors, in addition to any other factors the members of the Audit Committee deem appropriate, in determining whether to approve a related-person transaction:

•	Whether the terms are fair to GlobalSCAPE.
•	Whether the transaction is material to GlobalSCAPE.
•	The role the related person has played in arranging the related-person transaction.
•	The structure of the related-person transaction.
•	The interest of all related persons in the related-person transaction.

Our Audit Committee may, in its sole discretion, approve or deny any related-person transaction. Approval of a related-person transaction may be conditioned upon GlobalSCAPE’s and the related party’s following certain procedures designated by the Audit Committee.

Director Independence

A majority of the Board has determined that Messrs. Mann and Morgan and Dr. Hicks are independent as determined in accordance with the listing standards of the NYSE American LLC and the Exchange Act. All members of the Audit, Compensation and Nominating Committees are “independent” as defined by the SEC and the listing standards of the NYSE American LLC.

Item 14.  Principal Accountant Fees and Services

Audit Fees

Our audit fees paid during 2017 and 2016 to our independent registered public accounting firms were are as follows:

•	For their audit of our consolidated financial statements as of December 31, 2016, and for the year then ended, included in our Form 10-K, we paid $142,500 to RSM.
•	For their review of our condensed financial statements included in our Form 10-Q for the third quarter of 2016, we paid $15,000 to RSM.
•	For their reviews of our condensed financial statements included in our Form 10-Qs for the first two quarters of 2016, we paid $30,000 to Padgett.
•
For their audit of our consolidated financial statements as of December 31, 2015, and for the year then ended, included in our Form 10-K, and for their reviews of our condensed financial statements included in our Form 10-Qs for the first three quarters of 2015, we paid $184,000 to Padgett.

•	For their reviews of our condensed consolidated financial statements included in our Form 10-Qs for the first and second quarters of 2017, we paid $27,414 to BDO.
•	For their reviews of our condensed consolidated financial statements included in our Form 10-Qs for the first three quarters of 2017, we paid $60,000 to Weaver.
•	For their audit of our consolidated financial statements as of December 31, 2017, and for the year then ended, included in our Form 10-K, we paid $45,000 to Weaver.
•	For their audit of our consolidated financial statements as of December 31, 2016, and for the year then ended, included in our Form 10-K, we paid $83,249 to RSM.

Audit-Related Fees

For their audit-related services for our consolidated financial statements as of December 31, 2017, and for the year then ended, included in our Form 10-K, we paid $22,400 to BDO.  These audit-related services included planning services related to the 2017 audit.  The fees we paid for these audit-related services were pre-approved by the Audit Committee.

Tax Fees and All Other Fees

Other than the fees described above, we paid no fees for any other services, including other audit-related fees, tax fees or other fees, to Weaver, BDO, Padgett or RSM during 2017 or 2016.

The Audit Committee has considered and noted that Weaver, BDO and RSM have not rendered any non-audit services to the Company. Accordingly, the Audit Committee has concluded that the independence of those firms has been maintained.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all audit, audit-related and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. The independent registered public accounting firm is required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with such pre-approval. The Audit Committee may also delegate pre-approval authority to one or more of its members. Such member(s) must report any decisions to the Audit Committee at the next scheduled meeting.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE, Inc. are included in Item 8:

	•	Consolidated Balance Sheets — December 31, 2017 and 2016

	•	Consolidated Statements of Operations and Comprehensive Income — Years ended December 31, 2017 and 2016

	•	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2017 and 2016

	•	Consolidated Statements of Cash Flows — Years ended December 31, 2017 and 2016

	•	Notes to Consolidated Financial Statements — December 31, 2017 and 2016

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit
Number	Description
3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10-K filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3
Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

*10.10	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006).

*10.11	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 7, 2007).

*10.12	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.13	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.14	GlobalSCAPE, Inc. 2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

*10.15	Form of Non-Qualified Stock Option Agreement under GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 10, 2015).

*10.16	Form of Employment Agreement dated as of April 1, 2015 by and between GlobalSCAPE and each of Matthew C. Goulet and James W. Albrecht, Jr. (Filed as Exhibit 10.1 to Form 8-K filed on April 1, 2015).

10.17	Form of Indemnification Agreement by and between GlobalSCAPE and each of its directors and named executive officers (Filed as Exhibit 10.1 to Form 8-K filed on May 18, 2015).

*10.18	GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Appendix A to the Definitive Proxy Statement filed April 2, 2015).

*10.19	Form of Restricted Stock Award Agreement pursuant to the GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.2 to Form 8-K filed on May 18, 2015).

*10.20	Form of Incentive Stock Option Agreement GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 4, 2016).

10.21	Stock Purchase Agreement dated January 9, 2017 by and between Thomas H Brown, David L. Mann and 210 Capital LLC (filed as Exhibit 10.1 to Form 8-K filed January 9, 2017).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008).

21.1	Subsidiaries of GlobalSCAPE, Inc. (Filed as Exhibit 21.1 to Form 10-K filed March 29, 2012).

23.1	Consent of Weaver and Tidwell, L.L.P. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	Interactive Data File.

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