Form 10-Q
period 2018-03-31
GLOBALSCAPE INC
filed 2018-06-14
CIK 1112920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2018.
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of June 1, 2018 there were 21,793,131 shares of common stock outstanding.

GlobalSCAPE, Inc.
Quarterly Report on Form 10-Q
For the Quarter ended March 31, 2018
Index

Preliminary Notes
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
TappIn Secure Share™, Social Share™, Now Playing™, and Enhanced A La Carte Playlist™ are trademarks of TappIn, Inc., our wholly-owned subsidiary.
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

Index

Part I. Financial Information
Item 1.          Financial Statements
GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,653	$11,583
Certificates of deposit, short term	4,302	4,291
Accounts receivable, net	4,155	5,925
Federal income tax receivable	795	822
Prepaid and other current assets	1,394	675
Total current assets	22,299	23,296

Certificates of deposit, long term	11,558	11,503
Capitalized software development costs, net	3,654	3,786
Goodwill	12,712	12,712
Deferred tax asset, net	639	651
Property and equipment, net	448	481
Other assets	639	84
Total assets	$51,949	$52,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,102	$1,900
Accrued expenses	1,834	1,671
Deferred revenue	12,681	13,315
Total current liabilities	16,617	16,886

Deferred revenue, non-current portion	3,052	3,735
Other long term liabilities	176	176

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 22,196,712 shares issued at both March 31, 2018 and December 31, 2017	22	22
Additional paid-in capital	24,464	23,793
Treasury stock, 403,581 shares, at cost, at March 31, 2018 and December 31, 2017	(1,452)	(1,452)
Retained earnings	9,070	9,353
Total stockholders’ equity	32,104	31,716
Total liabilities and stockholders’ equity	$51,949	$52,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2018	2017

Operating Revenues:
Software licenses	$2,160	$2,578
Maintenance and support	5,100	5,121
Professional services	451	733
Total Revenues	7,711	8,432
Cost of revenues
Software licenses	771	758
Maintenance and support	522	413
Professional services	325	364
Total cost of revenues	1,618	1,535
Gross profit	6,093	6,897
Operating expenses
Sales and marketing	3,113	3,289
General and administrative	3,501	1,714
Research and development	722	722
Total operating expenses	7,336	5,725
Income (loss) from operations	(1,243)	1,172
Interest income (expense), net	76	70
Income (loss) before income taxes	(1,167)	1,242
Income tax expense (benefit)	(232)	411
Net income (loss)	$(935)	$831
Comprehensive income (loss)	$(935)	$831

Net income (loss) per common share -
Basic	$(0.04)	$0.04
Diluted	$(0.04)	$0.04

Weighted average shares outstanding:
Basic	21,793	21,544
Diluted	21,793	22,023

Cash dividends declared per share	$0.015	$0.015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income (loss)	$(935)	$831
Items not involving cash at the time they are recorded in the statement of operations:
Provision for doubtful accounts receivable	(75)	11
Depreciation and amortization	594	541
Share-based compensation	671	337
Deferred taxes	(248)	(23)
Subtotal before changes in operating assets and liabilities	7	1,697
Changes in operating assets and liabilities:
Accounts receivable	1,845	1,332
Prepaid expenses	(89)	39
Deferred revenue	(1,317)	(1,123)
Accounts payable	202	(290)
Accrued expenses	163	93
Other assets	54	181
Accrued interest receivable	(66)	(63)
Other long-term liabilities	-	17
Income tax receivable and payable	27	507
Net cash provided by operating activities	826	2,390
Investing Activities:
Software development costs capitalized	(402)	(462)
Purchase of property and equipment	(27)	(188)
Net cash (used in) investing activities	(429)	(650)
Financing Activities:
Proceeds from exercise of stock options	-	90
Dividends paid	(327)	(325)
Net cash (used in) financing activities	(327)	(235)
Net increase in cash	70	1,505
Cash at beginning of period	11,583	8,895
Cash at end of period	$11,653	$10,400

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax payments (refunds)	$18	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(in thousands, except number of shares)
(unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2017	22,196,712	$22	$23,793	$(1,452)	$9,353	$31,716

Retained Earnings Adjustment due to ASC 606					979	979

Shares issued upon exercise of stock options	-	-	-	-		0

Stock-based compensation expense
Stock options			587			587
Restricted stock			84			84

Common stock cash dividends					(327)	(327)

Net loss					(935)	(935)

Balance at March 31, 2018	22,196,712	$22	$24,464	$(1,452)	$9,070	$32,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index
GlobalSCAPE, Inc.
Notes to Condensed Consolidated Financial Statements
As of March 31, 2018 and For the Three
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

We also sell other products that are synergistic to EFT including Mail Express, WAFS, and CuteFTP. Collectively, these products constitute less than 5% of our total revenue.

Throughout these notes unless otherwise noted, our references to the 2018 quarter and the 2017 quarter refer to the three months ended March 31, 2018 and 2017, respectively.

2.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the United States Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and footnotes required under United States generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on June 14, 2018, which we refer to as the 2017 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2017 Form 10-K and in this report.

We follow accounting standards set by the Financial Accounting Standards Board or FASB. This board sets GAAP, which we follow in preparing financial statements that report our financial position, results of operations, and sources and uses of cash. We also follow the reporting regulations of the SEC.

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

Revenue Recognition

Nature of Our Products and Services

We earn revenue by delivering the following software products and services:

•
Perpetual software licenses under which customers install our products in their information systems environment on computers they manage and either own or otherwise procure from a cloud services provider, including deploying our products at a cloud services provider in a bring-your-own-license environment.

•	Cloud-based, hosted SaaS solutions that we sell on an ongoing subscription basis resulting in our earning recurring, monthly subscription and usage fees to access the service.
•	Maintenance and support services (“M&S”) that generally consist of telephone support and access to unspecified future software upgrades.
•	Professional services for product integration and configuration that generally do not significantly modify our software products.

We earn the majority of our revenue from the sale of perpetual software licenses and associated contracts for M&S.

We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a customer. We measure revenue based upon the consideration set forth in an arrangement or contract with a customer. The revenue recognition criteria we apply to each of our software products and services are as follows:

•
Perpetual software licenses – These licenses grant a right to use our functional intellectual property. We recognize revenue at the point in time when we electronically deliver to our customer the software license key that provides the ability to access and use our product. If our customer is a reseller who will further transfer the ability to access and use our product to a third party under a separate arrangement that the reseller has with that third party, we recognize revenue at the time we deliver the software license key to the reseller since our contract is with the reseller.

•
Cloud-based, hosted SaaS solutions – These solutions grant a right to access our functional intellectual property. We recognize revenue over time on a monthly basis as we deliver the services to which our customers subscribe. This revenue can include basic monthly fees to access the software and usage fees based upon the volume of certain resources the customer consumes (such as volumes of storage or bandwidth). We are generally paid for these services on a month-to-month basis, but if a customer pays us in advance for services we will deliver in the future, we record as deferred revenue the amount of such payment related to services we have not yet delivered.

•
M&S – We provide these services to purchasers of perpetual software licenses under agreements with terms generally ranging from one to three years. We require up-front payment of our M&S fee in an amount that covers the entire term of the agreement.  We record as deferred revenue amounts paid that relate to future periods during which we will provide the M&S service. We reduce deferred revenue and recognize revenue ratably in future periods as we deliver the M&S service.

•
Professional services – We recognize revenue from these services when the services are completed. If we are paid in advance for these services, we record such payment as deferred revenue until we complete the services.

Index

The delivery of our software products and services generally does not involve any variable consideration, financing components or consideration payable to a customer such as rebates or other incentives that reduce amounts owed us by customers.

Deferred Revenue Classification and Activity

Deferred revenue related to services we will deliver within one year is presented as a current liability. Deferred revenue related to services that we will deliver more than one year into the future is presented as a non-current liability.

The activity in our deferred revenue balances has been as follows ($in thousands):

	Three Months Ended March 31,
	2018	2017
Deferred revenue, beginning of period	$17,050	$17,445
Deferred revenue resulting from new contracts with customers	3,898	4,216
Deferred revenue at the beginning of the period that was amortized to revenue	(4,786)	(4,919)
Deferred revenue arising during the period that was amortized to revenue	(429)	(420)
Deferred revenue, end of period	$15,733	$16,322

Multi-Element Transactions

At the time our customers purchase perpetual software licenses, they typically also purchase M&S although it is not mandatory that they do so to use the software. We do not sell separate M&S to subscribers to our SaaS solutions as M&S is provided as part of their SaaS subscription. Our customers may also purchase professional services at the time they purchase perpetual software licenses or a SaaS subscription. Each of the components of these multi-element transactions is a separately identifiable performance obligation.

For multi-element transactions, we allocate the transaction price to each performance obligation on a relative stand-alone selling price basis. We determine that stand-alone selling price for each item at the inception of the transaction involving these multiple elements.

We sell, as stand-alone transactions, renewals of pre-existing M&S contracts, professional services to customers seeking assistance with products they have previously purchased from us, or SaaS subscriptions to customers not requiring any of our other products or services. Accordingly, we are able to estimate the stand-alone selling price of these items based upon our observation of those transactions. Since most of our sales of perpetual software licenses are part of multi-element transactions that also involve M&S and/or professional services, and because the selling price of those licenses can vary significantly among customers, we use the residual approach under ASC 606 to estimate the selling price of perpetual software licenses in a multi-element transaction by reference to the total transaction price less the sum of the observable stand-alone selling prices of M&S and/or professional services.

We allocate discounts proportionally to all of the components of a multi-element transaction.

Sales Tax

We collect sales tax on many of our transactions with customers as required under applicable law. We do not include sales tax collected in our revenue. We record it as a liability payable to taxing authorities.

Allowance for Sales Returns

We provide an allowance for sales returns. We estimate this allowance based upon our historical experience and the nature of recent transactions with customers. This amount is included in accrued liabilities in our condensed consolidated balance sheet.

Contract Assets

We generally bill our customers for professional services when we have fully delivered the services specified in the contract with the customer. We may incur costs in delivering the services prior to that time. Such costs are generally not material. Accordingly, we do not record a contract asset for professional service engagements in process but not yet billed.

Index

Incremental Costs of Obtaining a Contract to Deliver Goods and Services

We incur incremental costs in the form of sales commissions paid to our sales personnel and royalties on certain of our products paid to third parties. These are costs that we would not incur if we did not obtain a contract to deliver our goods and services. We account for these costs as follows:

•
If these costs are associated with products and services for which we recognize revenue at a fixed point in time (primarily sales of perpetual software licenses and professional services), we expense these costs in full at the time we recognize that revenue.

•
If these costs are associated with services for which we recognize revenue over time (primarily sales of M&S and SaaS subscriptions) for which we believe it is likely that the contract for those services will be renewed for additional terms in the future, provided we deem these costs to be recoverable, we record these costs as a deferred expense asset and amortize that cost to expense as follows:

o
For the portion of the cost that we determine benefits us primarily only over the term of the specific underlying contract currently in force (such as the term of an M&S contract), we recognize expense ratably each month over that term.

o
For the portion of the cost that we determine benefits us over an overall customer relationship that is likely to span a period of time that is longer than an initial contract term (for example, an M&S contract renewed for multiple terms in the future), we recognize expense ratably monthly over the estimated life of the customer relationship.

Our activity in deferred costs of obtaining a contract to deliver goods and services has been as follows ($in thousands):

Three Months Ended March 31,
2018
Deferred expense, beginning of period	$1,239
Deferred expense resulting from new contracts with customers	149
Deferred expense amortized to expense	(204)
Deferred expense, end of period	$1,184

For the three months ended March 31, 2108, $616,000 is recorded in prepaid and current other assets and $568,000 is recorded in other assets in our condensed consolidated balance sheet.

Index
The following tables present our reported results under FASB Accounting Standards Codification Topic 606, or ASC 606 and a reconciliation to results using the historical accounting method:

Condensed Consolidated Balance Sheet
(in thousands)
As of March 31, 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical
Assets
Current assets:
Cash and cash equivalents	$11,653		$11,653
Certificates of deposit, short term	4,302		4,302
Accounts receivable, net	4,155	(100)	4,055
Federal income tax receivable	795	12	807
Prepaid and other assets	1,394	(616)	778
Total current assets	22,299	(704)	21,595

Certificates of deposit, long term	11,558		11,558
Capitalized software development costs, net	3,654		3,654
Goodwill	12,712		12,712
Deferred tax asset, net	639	260	899
Property and equipment, net	448		448
Other assets	639	(568)	71
Total assets	$51,949	$(1,012)	$50,937

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	2,102		2,102
Accrued expenses	1,834	(100)	1,734
Deferred revenue	12,681		12,681
Total current liabilities	16,617	(100)	16,517

Deferred revenue, non-current portion	3,052		3,052
Other long term liabilities	176		176

Stockholders' Equity:
Preferred stock	-		-
Common stock	22		22
Additional paid-in capital	24,464		24,464
Treasury stock	(1,452)		(1,452)
Retained earnings	9,070	(912)	8,158
Total stockholders' equity	32,104	(912)	31,192

Total liabilities and stockholders' equity	$51,949	$(1,012)	$50,937

Index

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
For the Three Months Ended March 31, 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical

Operating revenues:
Software licenses	$2,160		$2,160
Maintenance and support	5,100		5,100
Professional services	451		451
Total revenues	7,711	-	7,711
Costs of revenues
Software licenses	771	(25)	746
Maintenance and support	522		522
Professional services	325		325
Total costs of revenues	1,618	(25)	1,593
Gross Profit	6,093	25	6,118
Operating expenses
Sales and marketing	3,113	(31)	3,082
General and administrative	3,501		3,501
Research and development	722		722
Total operating expenses	7,336	(31)	7,305
Income (loss) from operations	(1,243)	56	(1,187)
Interest income (expense), net	76		76
Income (loss) before income taxes	(1,167)	56	(1,111)
Income tax expense (benefit)	(232)	12	(220)
Net income (loss)	$(935)	$44	$(891)
Comprehensive income (loss)	$(935)	$44	$(891)

Net income (loss) per common share - basic	$(0.04)	$0.00	$(0.04)

Net income (loss) per common share - diluted	$(0.04)	$0.00	$(0.04)

Index

Condensed Consolidated Statements of Cash Flows
(in thousands)
For the Three Months Ended March 31 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical

Operating Activities:
Net loss	$(935)	44	$(891)
Items not involving cash at the time they are recorded in the statement of operations:
Provision for doubtful accounts receivable	(75)		(75)
Depreciation and amortization	594		594
Share-based compensation	671		671
Deferred taxes	(248)		(248)
Subtotal before changes in operating assets and liabilities	7	44	51
Changes in operating assets and liabilities:
Accounts receivable	1,845	(100)	1,745
Prepaid expenses	(89)	(56)	(145)
Deferred revenues	(1,317)		(1,317)
Accounts payable	202		202
Accrued expenses	163	100	263
Other assets	54		54
Accrued interest receivable	(66)		(66)
Other long-term liabilities	-		-
Income tax receivable and payable	27	12	39
Net cash provided by operating activities	826	-	826
Investing Activities:
Software development costs	(402)		(402)
Purchase of property and equipment	(27)		(27)
Net cash (used in) investing activities	(429)	-	(429)
Financing Activities:
Proceeds from exercise of stock options	-		-
Dividends paid	(327)		(327)
Net cash (used in) financing activities	(327)	-	(327)
Net increase in cash	70		70
Cash at beginning of period	11,583	-	11,583
Cash at end of period	$11,653	$-	$11,653

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-		$-
Income taxes	$18		$18

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

Index

Research and Development

We expense research and development costs as incurred.

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.  Advertising expense was approximately $324,000 and $420,000 in the 2018 quarter and the 2017 quarter, respectively.

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

ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (issued September 2017) – This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. It states that in these situations, modification accounting should be applied unless the fair value of the modified award is the same as the fair value of the original award immediately before the original award was modified, the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award was modified, and the classification of the modified award as equity or a liability is the same as the classification of the original award immediately before the original award was modified. This update is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  We adopted this pronouncement in the first quarter of 2018 and do not expect this pronouncement to have a material effect on how we account for the changes to the terms or conditions of a share-based payment award.

ASU 2017-04, Intangibles – Goodwill and Other (issued January 2017) - To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is a U.S. Securities and Exchange Commission (“SEC”) filer is required to adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We expect that the application of the provisions of this update will not have a material effect on our consolidated financial statements.

ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (issued June 2016) - This pronouncement provides guidance as to the treatment of transactions in a statement of cash flows with respect to eight specific cash flow issues. During 2017 and the first quarter of 2018, we had no transactions of the type cited in the statement and do not anticipate having any such transactions in the foreseeable future. Accordingly, we do not expect this pronouncement to have a material effect on how we present items in our consolidated statement of cash flows.

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

Index

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016) – This standard discontinued the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. As prescribed by this standard, we adopted it beginning January 1, 2017, and followed it in the preparation of our condensed consolidated financial statements as of March 31, 2018, and for the three months then ended.

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

ASU 2014-09, Revenue from Contracts with Customers (issued May 2014) - The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We have implemented these new principles using the modified retrospective transition method and recorded an increase (tax effected) to retained earnings at January 1, 2018 of $979,000.  We also recorded as an asset deferred expense of approximately $1.2 million.  We are accounting for these costs we incur to obtain a contract as follows:

•
           If these costs are associated with products and services for which we recognize revenue at a point in time (primarily sales of perpetual software licenses and professional services), we expense these costs in full at the time we recognize that revenue.

•
           If these costs are associated with services for which we recognize revenue over time (primarily sales of M&S and SaaS subscriptions) for which we believe it is likely that the contract for those services will be renewed for additional terms in the future, provided we deem these costs to be recoverable, we record these costs as deferred expense asset and amortize that cost to expense as follows:

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

	March 31, 2018	December 31, 2017
Total invoices issued and unpaid	$5,099	$6,644
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(844)	(441)
Gross accounts receivable	4,255	6,203
Allowance for doubtful accounts	(100)	(278)
Accounts receivable, net	$4,155	$5,925

6.          Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activities were as follows ($ in thousands):

	March 31,	December 31,
	2018	2017
Gross capitalized cost	$9,581	$9,179
Accumulated amortization	(5,927)	(5,393)
Capitalized software development costs, net	$3,654	$3,786

	Three Months Ended March 31,
	2018	2017
Amount capitalized	$402	$462
Amortization expense	(534)	(474)

	Released	Unreleased
	Products	Products
Gross capitalized amount at March 31, 2018	$9,059	$522
Accumulated amortization	(5,927)	-
Net capitalized cost at March 31, 2018	$3,132	$522

Future amortization expense:
Nine months ending December 31, 2018	1,255
Year ending December 31,
2019	1,178
2020	669
2021	30
Total	$3,132

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

	March 31, 2018	December 31, 2017
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$16,577	$17,491
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(844)	(441)

Total deferred revenue	$15,733	$17,050

Deferred revenue, current portion	$12,681	$13,315
Deferred revenue, non-current portion	3,052	3,735
Total deferred revenue	$15,733	$17,050

8.          Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Share-based compensation expense	$671	$337

Stock Options

We have granted stock options to our officers and employees under long-term equity incentive plans that originated in 2000, 2010 and 2016. During the 2018 quarter, we granted stock options only under the 2016 plan.

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

We currently issue stock-based awards to our officers and employees only under the 2016 plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of March 31, 2018, stock-based incentives for up to 4,146,500 shares remained available for issuance in the future under this plan.

We have not previously issued any restricted stock under any of these plans.

Index

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000’s)

Outstanding at December 31, 2017	2,585,210	$3.34	7.24	$1,015
Granted	76,000	$3.55
Forfeited	(271,840)	$3.86
Exercised	-	$-
Outstanding at March 31,2018	2,389,370	$3.28	6.64	$1,209

Exercisable at March 31, 2018	1,351,583	$2.86	4.99	$1,128

Additional information about our stock options is as follows:

	Three Months Ended March 31,
	2018	2017
Weighted average fair value of options granted	$1.52	$1.57
Intrinsic value of options exercised	$-	$100,386
Cash received from stock options exercised	$-	$90,114

Number of options that vested	360,074	295,124
Fair value of options that vested	$570,552	$479,742

Unrecognized compensation expense related to non-vested options at end of period	$1,393,633	$2,383,732
Weighted average years over which non-vested option expense will be recognized	1.85	2.34

As of March 31, 2018
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	54,700	2.12	$1.05	54,700	$1.05
$1.47 - $2.32	386,070	1.99	$1.86	386,070	$1.86
$2.34 - $3.52	824,450	6.11	$3.29	619,588	$3.24
$3.53 - $5.30	1,119,150	8.85	$3.86	291,225	$3.70
$5.44 - $5.44	5,000	9.30	$5.44	-	$-

Total options	2,389,370			1,351,583

Index
We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2018	2017
Expected volatility	49%	49%
Expected annual dividend yield	1.50%	1.50%
Risk free rate of return	2.49%	1.94%
Expected option term (years)	6.00	6.00

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

•	Restricted shares participate in dividend payments and may be voted.
•	As of March 31, 2018, stock based incentives for up to 260,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2017	80,000	$4.24
Shares granted with restrictions	-	$-
Shares vested and restrictions removed	-	$-	$-
Restricted shares outstanding at March 31, 2018	80,000	$4.24

Unrecognized compensation expense for non-vested shares as of March 31, 2018
Expense to be recognized in future periods	$37,071
Weighted average number of months over which expense is expected to be recognized	1.3

9.          Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	Three months ended March 31,
	2018			2017
	Current	Deferred	Total	Current	Deferred	Total
Federal	$40	$(258)	$(218)	$390	$(22)	$368
State	(24)	10	(14)	44	(1)	43
Total	$16	$(248)	$(232)	$434	$(23)	$411

Index
Deferred income taxes on our balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	March 31,	December 31,
	2018	2017
Deferred tax assets:
Deferred revenue	$783	$775
Share-based compensation	462	351
Compensation and benefits	119	111
Texas franchise tax R&D credit	190	185
Prepaid expenses not deductible for tax	-	84
Allowance for doubtful accounts	42	58
Net operating loss carryforward	183	20
Deferred state income taxes	51	61
Federal R&D credits	17	-
Accrued expenses not deducted for tax	11	9
Valuation allowance	(190)	(185)
Total deferred tax assets	1,668	1,469

Deferred tax liabilities:
Intangible assets	778	805
Book expenses deductible for tax purposes	248	-
Depreciation	3	13
Total gross deferred tax liabilities	1,029	818

Net deferred tax assets	$639	$651

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

As of March 31, 2018, we have federal income tax net operating loss carryforwards of $872,000 available to offset future federal taxable income.  We expect to fully utilize this net operating loss in 2018.  The net operating loss expires in 2038.

As of March 31, 2018, we had Texas Research and Development tax credit carryforwards of $190,000.  We believe it is uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these carryforward credits. Accordingly, have provided a valuation allowance for the full amount of these credit carryforwards.  These carryforwards expire in years 2034 through 2038.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$158	$121
Increases for tax positions related to the current year	4	15
Increases for tax positions related to prior years	-	6
Balance at end of period	$162	$142

Our unrecognized tax benefit is related to research and development credits taken on our U.S. income tax returns from 2011 to 2017 and the uncertainty related to the realization of a portion of those credits based on prior experience.  We believe it reasonably possible that we will not recognize any of our unrecognized tax benefits at least through December 31, 2018. If we realized and recognized any of our unrecognized tax benefits, such benefits would reduce our effective tax rate in the year of recognition.

Index

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At March 31, 2018, no interest or penalties have been or are required to be accrued.  Our open tax years are 2011 and forward for our federal income tax returns and 2013 and forward for most of our state income tax returns.  We do not file, and are not required to file, any foreign income tax returns.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 21% for the 2018 quarter and 34% for the 2017 quarter to income before income taxes as follows ($ in thousands):

	Three months ended March 31,
	2018	2017
Income tax expense (benefit) at federal statutory rate	$(245)	$422
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	5	28
Stock based compensation	30	60
Other	(6)	7
R&D tax credit uncertain tax position (net)	3	(65)
Research and development credit	(19)	(30)
Domestic production activities deduction	0	(11)
Income tax expense (benefit) per the statements of operations	$(232)	$411

10.          Earnings (Loss) per Common Share

Earnings (loss) per share for the periods indicated were as follows ($ in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Numerators
Numerator for basic and diluted earnings per share:
Net income (loss)	$(935)	$831

Denominators
Denominators for basic and diluted earnings (loss) per share:
Weighted average shares outstanding - basic	21,793	21,544

Dilutive potential common shares
Stock options and awards	-	479
Denominator for diluted earnings (loss) per share	21,793	22,023

Net income (loss) per common share - basic	$(0.04)	$0.04
Net income (loss) per common share – diluted	$(0.04)	$0.04

Due to the loss for the three months ended March 31, 2018, potentially dilutive securities related to stock options and awards of 324 have not been included in the dilutive earnings (loss) computation above as they are antidilutive.

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

Index

11.          Dividends

We paid dividends during the 2018 quarter and 2017 quarter as follows:

Three Months Ended
	March 31, 2018	March 31, 2017
Dividend per share of common stock	$0.015	$0.015
Dividend record date	March 9, 2018	February 23, 2017
Dividend payment date	March 23, 2018	March 8, 2017

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

Legal and Regulatory Matters

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017, on August 9, 2017, a securities class action complaint, Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cv-00753, was filed against the Company in the United States District Court for the Western District of Texas. The complaint names as defendants the Company, Matthew Goulet, and James Albrecht for allegedly making materially false and misleading statements regarding, inter alia, the Company’s previously reported financial statements. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, costs, attorneys’ fees, and equitable relief. On November 6, 2017, the Court appointed a lead plaintiff, who has agreed to file an amended complaint following the completion of the previously disclosed restatement of certain of the Company’s consolidated financial statements (the “Restatement”). Management intends to vigorously defend against this action. At this time, the Company cannot predict how the courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the resulting damages could have a material adverse effect on its financial position, liquidity, or results of operations.

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

13.          Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. In the 2018 quarter and 2017 quarter, we earned approximately 12% and 14%, respectively, of our revenue from such sales through our largest, third-party, channel distributor. As of March 31, 2018, approximately 15% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

14.          Segment and Geographic Disclosures

In accordance with FASB ASC Topic 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located outside the United States accounted for approximately 30% and 22% of our total revenues in the 2018 quarter and the 2017 quarter, respectively.  Each individual foreign country accounts for less than 10% of total revenues in all periods.  We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of March 31, 2018.

Index

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q and any documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.  “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations.  We have identified many of the forward-looking statements in this Quarterly Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.”  Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our 2017 Form 10-K and other documents filed with the Securities and Exchange Commission.  Therefore, GlobalSCAPE’s actual results of operations and financial condition in the future could differ materially from those discussed in this Quarterly Report.

In the following discussion, our references to the 2018 quarter and the 2017 quarter refer to the three months ended March 31, 2018 and 2017, respectively.

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

•
As a software-as-a-service, or SaaS, under which they pay us ongoing fees to access the capabilities of the EFT platform in the cloud. Through 2017, EFT Cloud was our SaaS offering of the EFT platform which users accessed for a flat monthly subscription fee. In January 2018, we introduced EFT Arcus, our SaaS offering of the EFT platform going forward, for which users will pay a base monthly subscription fee plus an additional variable amount determined based upon their metered usage of EFT Arcus resources.

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted less than 5% of our total revenue in the three months ended March 31, 2018. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so.

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

Index

As a corporation, we have won multiple awards for performance and reputation, including:

•	In 2018:
-	Recognized for two Info Security Products Guide 2018 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
▪	BYOD/Security Category (Gold Winner) – EFT.
▪	Compliance Innovations Category (Gold Winner) – EFT.
-	Named to The Channel Company’s list of CRN Channel Chiefs as top leaders in the IT channel for the 5th consecutive year.
-	Awarded a 5-star rating in The Channel Company’s 2018 CRN Partner Program Guide for the 4th consecutive year.

•	In 2017:
-	Named to the CRN 2017 Cloud Partner Program Guide which recognizes partner programs with distinguished margins, sales support and cloud resources
-	Received three awards from the 2017 Golden Bridge Awards for distinguished technology achievements which included:
▪	Cloud/SaaS Innovations (Gold Winner) – EFT on Amazon Web Services or Microsoft Azure.
▪	Managed File Transfer Innovations (Gold Winner) – The EFT Accelerate module.
▪	Governance, Risk and Compliance Innovations (Bronze Winner) – EFT platform.
-	Received two awards from the Network Product Guide 2017 IT World Awards for achievements in product excellence that included:
▪	Governance, Risk and Compliance (Gold Winner) – EFT.
▪	Cloud Security (Silver Winner) – EFT Cloud Services.
-	Recognized as a Best Place to Work in IT by Computerworld for the fourth consecutive year and sixth time overall.
-	Recognized for three Info Security Products Guide 2017 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
▪	Innovation in Compliance (Gold Winner) – Enhanced File Transfer.
▪	Cloud/SaaS Solutions (Gold Winner) – EFT Cloud Services.
▪	BYOD Security (Bronze Winner) – EFT Workspaces.
-	Honored as a Best Company to Work for in Texas by Best Companies Group (BCG), Texas Monthly, the Texas Association of Businesses (TAB), and Texas SHRM.
-	Received a 5-Star rating in The Channel Company’s CRN 2017 Partner Program Guide for the third year in a row.
-	Honored with the 2017 Total Rewards & Benefits Excellence Award by the HRO Today Services and Technology Association.
-	Selected as a finalist in the 2017 Cybersecurity Product Awards Secure File Transfer: EFT Enterprise.

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

Index
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

See Comparison of the Consolidated Statement of Operations for the Three Months Ended March 31, 2018 and 2017 for a discussion of trends in our revenue growth that we monitor using this metric.

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

Adjusted EBITDA (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) to provide us a view of income and expenses that is supplemental and secondary to our primary assessment of net income as presented in our consolidated statement of operations and comprehensive income (loss). We use Adjusted EBITDA to provide another perspective for measuring profitability that does not include the effects of the following items:

•	Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and share-based compensation);
•	The cost of financing our business; and
•	The effects of income taxes.

Index
We monitor Adjusted EBITDA to assess our performance relative to our intended strategies, expected patterns of action, and budgets. We use the results of that assessment to adjust our future activities to the extent we deem necessary.

Adjusted EBITDA is not a measure of financial performance under GAAP. It should not be considered as a substitute for net income (loss) presented on our consolidated statement of operations and comprehensive income. Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or without a simultaneous reading and consideration of our consolidated financial statements prepared in accordance with GAAP.

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net Income (loss)	$(935)	$831
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense (benefit)	(232)	411
Interest (income) expense, net	(76)	(70)
Depreciation and amortization:
Total depreciation and amortization	594	541
Amortization of capitalized software development costs	(534)	(474)
Share-based compensation expense	671	337
Adjusted EBITDA	$(512)	$1,576

See Comparison of the Consolidated Statement of Operations for the Three Months Ended March 31, 2018 and 2017 for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

Index

Managed File Transfer – Enhanced File Transfer Platform

Enhanced File Transfer, or EFT, is the brand name of our core MFT product platform. Our EFT platform products received multiple industry awards in compliance categories in 2018 and 2017, including the 2018 and 2017 Info Security Products Guide Global Excellence Awards, the 2017 Golden Bridge awards and the Network Product Guide’s 2017 IT World Awards.

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

During 2017 and the first five months of 2018, we continued to improve the features and capabilities of the EFT platform and announced several product upgrades that included:

•	EFT Insight, a new reporting platform to strengthen data governance and provide near real-time visibility into business critical data flows and exchanges.
•	Cloud storage support capabilities with the Cloud Connector Module.
•	Remote Agent Module for streamlining and centrally managing the data exchanges with branch offices and remote locations.
•	Major enhancements for clustering and High Availability configuration.
•	Over a dozen major features in the Workspaces module to enhance sharing and collaboration capabilities.
•	Enhanced Web Transfer Client user access to improve user experience.
•	Improved SFTP security setting configuration to enable more visibility into security settings and help administrators ensure compliance.
•	Major update to the Advanced Workflow Engine (AWE) module.
•	New security features, including DMZ Gateway module enhancements and updates.

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

Employees

Our number of employees is as follows:

	March 31,
Department	2018	2017
Sales and Marketing	57	52
Engineering	30	36
Professional Services	6	8
Customer Support	23	21
Management and Administration	19	19
Total	135	136

Index
Solution Perspective and Trends

 The components of our revenue are as follows ($ in thousands):

	Three Months Ended March 31,
	2018		2017
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	2,160	28.0%	2,578	30.6%
M&S	5,100	66.1%	5,121	60.7%
Professional Services	451	5.8%	733	8.7%

Total Revenue	$7,711	100.0%	$8,432	100.0%

Revenue by Product Line
License
EFT Platform	$2,076	96.1%	$2,397	93.0%
Other	84	3.9%	181	7.0%

Total License Revenue	2,160	100.0%	2,578	100.0%

M&S
EFT Platform	4,870	95.5%	4,841	94.5%
Other	230	4.5%	280	5.5%

Total M&S Revenue	5,100	100.0%	5,121	100.0%

Professional Services (all EFT Platform)	451	100.0%	733	100.0%

Total Revenue
EFT Platform	7,397	95.9%	7,971	94.5%
Other	314	4.1%	461	5.5%

Total Revenue	$7,711	100.0%	$8,432	100.0%

Total revenue decreased 8.6% for the 2018 quarter compared to the 2017 quarter and revenue from our EFT platform products decreased 7.2% for the 2018 quarter compared to the 2017 quarter.  Revenue from our other product lines decreased 31.9% for the 2018 quarter compared to the 2017 quarter, which is consistent with our expectations as discussed below.  For a more detailed discussion of these revenue trends, see Comparison of the Consolidated Statement of Operations for the Three Months Ended March 31, 2018 and 2017.

We earn revenue primarily from the following activities:

•
License revenue from sales of our EFT platform products that we deliver as either perpetually-licensed software installed at the customer’s premises, for which we earn the full amount of the license revenue at the time the license is delivered, or as a cloud-based service under our EFT Cloud Services or EFT Arcus brands delivered using a SaaS model, for which we earn monthly subscription revenue as these services are delivered.

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

We believe that continuing to offer licensed products installed on-premises for which we recognize revenue up-front and that carry with them a recurring M&S revenue stream is important to our future success. At the same time, we recognize that a migration of capabilities to a SaaS platform is attractive to a growing number of customers. We have, and have had for quite some time, the capabilities in place to deliver our EFT platform in that manner through our EFT Cloud and Arcus products. While our SaaS revenue is not yet a material component of our total revenue, a migration by our customers to our EFT Cloud and Arcus products could create some near-term decreases in the growth rate of license revenue, and may result in similar decreases in future periods, because it typically takes approximately 24 to 36 months of SaaS revenue to yield total revenue equivalent to that realized up-front from the sale of a license for an on-premise installation.

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

To support product innovation, we continue to enhance our software engineering group and our focus on optimizing the manner in which we assess the development of new technologies, our approach to managing those projects, and the timelines over which we do that work. In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

•	Increasing sales staffing and capabilities as needed to address our markets.
•	Aligning our sales group to enhance its industry and geographic focus.
•	Implementing new sales and marketing campaigns.
•	Evolving our lead generation programs to increase our sales staff’s exposure to potential purchasers.
•	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

Liquidity and Capital Resources

Our total cash, cash equivalents, certificates of deposit and working capital positions were as follows ($ in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$11,653	$11,583
Short term certificates of deposit	4,302	4,291
Long term certificates of deposit	11,558	11,503
Total cash, cash equivalents and certificates of deposit	$27,513	$27,377

Current assets	$22,299	$23,296
Current liabilities	(16,617)	(16,886)
Working capital	$5,682	$6,410

Index

At March 31, 2018, our certificates of deposit in current assets mature on various dates through October 2018. Our long term certificate of deposit matures in December 2021.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Three Months Ended March 31,
	2018	2017
Operating activities	$826	$2,390
Investing activities	(429)	(650)
Financing activities	(327)	(235)

Our cash provided by operating activities decreased during the 2018 quarter compared to the 2017 quarter primarily due to the following factors:

•
Net income (loss) after considering items not involving cash at the time they are recorded in the statement of operations and comprehensive income, as set forth on our Condensed Consolidated Statements of Cash Flows, decreasing $1.7 million in the 2017 quarter to $7,000 in the 2018 quarter. See Comparison of the Consolidated Statement of Operations for the Three Months Ended March 31, 2018 and 2017 for a discussion of the changes in the components of these amounts.

•
Deferred revenue decreasing $1.3 million during the 2018 quarter compared to decreasing $1.1 million during the 2017 quarter due primarily to the renewal of certain M&S contracts being delayed and not renewed during the 2018 quarter while they were renewed during the 2017 quarter.

Index
Offset by:

•
Accounts receivable decreasing $1.8 million during the 2018 quarter compared to decreasing $1.3 million during the 2017 quarter.  This increased cash flow was primarily due to the increase in our revenue during the three months ended December 31, 2017, compared to the three months ended December 31, 2016, which in turn resulted in increased cash collections during the 2018 quarter compared to the 2017 quarter, and our continued progress in improving our collection efforts.

•	Accounts payable increasing $202,000 during the 2018 quarter compared to decreasing $209,000 during the 2017 quarter due to normal variations in the timing of payments to our vendors.

The amount of cash we used for investing activities during the 2018 quarter decreased compared to the 2017 quarter due primarily to:

•
A decrease in the purchase of property and equipment as a result of remodeling of our sales and engineering office spaces in the 2017 quarter, for which there was no comparable event in the 2018 quarter; and

•
A decrease in our software development costs capitalized due to it taking longer than expected to fill open engineering positions with the skillsets needed to support new product development as a result of competition in the marketplace for software engineers.

Financing activities used more cash during the 2018 quarter than during the 2017 quarter primarily due to a moratorium on issuing shares of our common stock in connection with stock option exercises in the 2018 quarter that did not exist in the 2017 quarter.

Contractual Obligations and Commitments

As of March 31, 2018, our contractual obligations and commitments consisted primarily of the following items:

•
An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $15.7 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.

•	We have an obligation under a contract with a third-party to prepay future minimum royalty payments in the amount of $800,000 in September 2018 and $1.2 million in November 2019.
•
Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

•	Operating lease for our office space.
•	Federal and state taxes.

Index
Our non-cancellable, contractual obligations at March 31, 2018, consisted primarily of the following ($ in thousands):

	Amounts Due for the Period
	Nine Months Ending December 31,	Fiscal Years
	2018	2019	2020	Thereafter	Total

Prepaid royalty fees	$800	$1,200	$-	$-	$2,000
Operating leases	270	120	-	-	390
Total	$1,070	$1,320	$-	$-	$2,390

As of March 31, 2018, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

We plan to continue to expend significant resources in the future on product development, sales and marketing which may require that we enter into additional contractual arrangements and use our cash to acquire or license technology, intellectual property, products, services or businesses related to our current business strategy.

Comparison of the Consolidated Statement of Operations for the Three Months Ended March 31, 2018 and 2017

	Three Months Ended March 31,
	2018	2017	$ Change
	$ in thousands
Total revenues	$7,711	$8,432	$(721)
Total cost of revenues	1,618	1,535	83
Gross profit	6,093	6,897	(804)
Operating expenses
Sales and marketing	3,113	3,289	(176)
General and administrative	3,501	1,714	1,787
Research and development	722	722	-
Total operating expenses	7,336	5,725	1,611
Income (loss) from operations	(1,243)	1,172	(2,415)
Other income	76	70	6
Income (loss) before income taxes	(1,167)	1,242	(2,409)
Income tax expense (benefit)	(232)	411	(643)
Net income (loss)	$(935)	$831	$(1,766)

In the discussion below, we refer to the three months ended March 31, 2018 as the “2018 quarter” and the three months ended March 31, 2017 as the “2017 quarter”. The percentage changes cited in our discussions are based on the 2018 quarter amounts compared to the 2017 quarter amounts.

Index

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended March 31,
	2018		2017
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	2,160	28.0%	2,578	30.6%
M&S	5,100	66.1%	5,121	60.7%
Professional Services	451	5.8%	733	8.7%

Total Revenue	$7,711	100.0%	$8,432	100.0%

Revenue by Product Line
License
EFT Platform	$2,076	96.1%	$2,397	93.0%
Other	84	3.9%	181	7.0%

	2,160	100.0%	2,578	100.0%
M&S
EFT Platform	4,870	95.5%	4,841	94.5%
Other	230	4.5%	280	5.5%

	5,100	100.0%	5,121	100.0%

Professional Services (all EFT Platform)	451	100.0%	733	100.0%

Total Revenue
EFT Platform	7,397	95.9%	7,971	94.5%
Other	314	4.1%	461	5.5%

	$7,711	100.0%	$8,432	100.0%

Our total revenue decreased 8.6%. Revenue from our EFT platform products and services decreased 7.2%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising 4.1% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

EFT Platform Products

License revenue from our EFT platform products decreased 13.4%. Historically, we have been able to close several large EFT platform sales each quarter. During the 2018 quarter, we did not achieve our typical level of success in doing so. There was no single common factor that caused large deals in our sales pipeline not to close. We do not believe there has been any fundamental decline in demand for our products in the markets we serve. Instead, we believe we encountered a situation where an unusually large number of those potential customers deferred their buying decisions to later periods as a result of their assessment of business factors unique to each of them. In addition, we changed our lead generation strategy toward the end of 2017 which lead to a temporary drop in selling opportunities in the 2018 quarter.  We do not believe the decrease in license revenue from our EFT platform products is indicative of a long-term trend.

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

M&S revenue from our EFT platform products increased 1% primarily due to:

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

Our professional services revenue was $282,000 less for the 2018 quarter compared to the 2017 quarter which is a decrease of 38%. This decrease was primarily related to the decreased license revenue from our EFT platform since there generally is a direct relationship between the licenses our customers purchase and their need for professional services.

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

Other Products

In mid-2016, we announced that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our Mail Express, WAFS, CuteFTP, and TappIn products that collectively constitute less than 5% of our total revenue, in the future we would de-emphasize these stand-alone products that are not part of our EFT platform. Accordingly, during the second half of 2016, we began to curtail our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 31.8%. Our future focus will be on our EFT platform such that we expect to see a continuing decline in revenue from these other products although we do expect them to continue to produce a modest contribution margin that contributes to our future profitability.

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

Cost of software license revenue increased 1.7% and as a percent of software license revenue was 35.7% in the 2018 quarter compared to 29.4% in the 2017 quarter. While the change in absolute dollars is relatively flat, the cost as a percent of the related revenue increased due to the amortization of capitalized software development costs which is a cost that does not fluctuate based upon the number of units sold.

Cost of M&S revenue as a percent of M&S revenue was 10.2% in the 2018 quarter as compared to 8.1% in the 2017 quarter. Cost of revenue for M&S in absolute dollars increased by 26.4%. These increases were a combination of increasing our headcount in our customer support department and the decision by the U.S. Army to consolidate certain of their operations resulting in the non-renewal of their M&S contract.

Cost of professional services revenue as a percent of that revenue was 72.1% in the 2018 quarter as compared to 50.0% in the 2017 quarter. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 10.7% due to a decrease in our professional services revenue for the reasons discussed above.

Sales and Marketing.  We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 40.4% of total revenue for the 2018 quarter compared to 39.0% of total revenue for the 2017 quarter. In absolute dollars these expenses decreased 5.4%. These variations were primarily due to:

•	Decreased sales commissions due to lower sales and a change in the way in which we compensate our sales people.
•	Decreased marketing expenses due to a decrease in our spending for content syndication in order to instead use those resources to enhance our business development representative program.

General and Administrative.  These expenses increased 104.0% primarily due to:

•	Increased professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation.
•	A one-time share based compensation expense related to modification of certain stock options of our former Chief Financial Officer.

Index
Research and Development.  The overall profile of our research and development, or R&D, activities was as follows ($ in thousands):

	Three Months Ended March 31,
	2018	2017
R&D expenditures expensed	$722	$722
R&D expenditures capitalized	402	462
Total R&D expenditures (non-GAAP measurement)	$1,124	$1,184

Our total R&D expenditures decreased 5% primarily due to shortages of qualified software engineers and technical personnel that caused some of our open positions that arise during the normal course of business to take longer to fill.

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

Interest Income (Expense), Net.  Interest income (expense), net consists primarily of interest income earned on certificates of deposit. This income increased 8.5% during the 2018 quarter as compared to the 2017 quarter due to an increase in the rate of interest on certain of our certificates.

Income Taxes.  Our effective tax rate was 19.8% for the 2018 quarter and 33.1% for the 2017 quarter. These rates differed from a federal statutory tax rate of 21% in the 2018 quarter and 34% in the 2018 quarter primarily due to:

•
The domestic production activities deduction (in the 2017 quarter) and the research and development credit which are tax credit incentives that serve to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.

Offset by:

•	Certain expenses in our consolidated financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
•	State income taxes included in income tax expense in our consolidated financial statements

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

During the 2018 quarter and 2017 quarter, we earned approximately 12% and 14%, respectively, of our revenue from a single third party channel distributor who purchases products from us and resells them to their customers. Approximately 15% of our accounts receivable as of March 31, 2018, were due from this distributor. We have since received payment for substantially all of these accounts receivable.

We earned approximately 30% and 22% of our revenue from customers outside the United States during the 2018 quarter and the 2017 quarter, respectively. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to our sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

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

Our management, including our President and Chief Executive Officer and our Interim Chief Financial Officer, evaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our management’s assessment of our internal control over financial reporting, our management has identified the following deficiencies that constituted individually, or in the aggregate, material weaknesses in our internal controls over financial reporting as of March 31, 2018.

Index

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

Item 1A.          Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Form 10-K filed with the Securities and Exchange Commission on June 14, 2018. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing GlobalSCAPE. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 5.          Other Information.

We have not yet announced the date for our 2018 annual meeting of stockholders (the “2018 Annual Meeting”). Because the 2018 Annual Meeting date will represent a change of more than thirty days from the anniversary of our 2017 annual meeting of stockholders held on May 10, 2017, the deadline for the receipt of stockholder proposals for the 2018 Annual Meeting will change. When we set the date for our 2018 Annual Meeting, we will publicly announce such date and deadlines for the receipt of stockholder proposals.

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