Form 10-Q
period 2018-06-30
GLOBALSCAPE INC
filed 2018-08-09
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018.

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number      001-33601

GlobalSCAPE, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	74-2785449
State or Other Jurisdiction of	I.R.S. Employer Identification No.
Incorporation or Organization

4500 Lockhill-Selma, Suite 150
San Antonio, Texas	78249
Address of Principal Executive Offices	Zip Code

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2018 there were 21,873,131 shares of common stock outstanding.

Index

GlobalSCAPE, Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2018

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

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,914	$11,583
Certificates of deposit, short term	4,311	4,291
Accounts receivable, net	4,246	5,925
Federal income tax receivable	979	822
Prepaid and other current assets	1,694	675
Total current assets	23,144	23,296

Certificates of deposit, long term	11,617	11,503
Capitalized software development costs, net	3,580	3,786
Goodwill	12,712	12,712
Deferred tax asset, net	379	651
Property and equipment, net	464	481
Other assets	616	84
Total assets	$52,512	$52,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,192	$1,900
Accrued expenses	1,571	1,671
Deferred revenue	13,022	13,315
Total current liabilities	16,785	16,886

Deferred revenue, non-current portion	2,991	3,735
Other long term liabilities	176	176

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 22,276,712 and 22,196,712 shares issued at June 30, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	24,655	23,793
Treasury stock, 403,581 shares, at cost, at June 30, 2018 and December 31, 2017	(1,452)	(1,452)
Retained earnings	9,335	9,353
Total stockholders’ equity	32,560	31,716
Total liabilities and stockholders’ equity	$52,512	$52,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Operating Revenues:
Software licenses	$2,722	$2,700	$4,882	$5,279
Maintenance and support	5,285	5,222	10,385	10,343
Professional services	449	551	900	1,283
Total Revenues	8,456	8,473	16,167	16,905
Cost of revenues
Software licenses	734	752	1,505	1,509
Maintenance and support	539	425	1,062	838
Professional services	292	353	616	717
Total cost of revenues	1,565	1,530	3,183	3,064
Gross profit	6,891	6,943	12,984	13,841
Operating expenses
Sales and marketing	2,889	3,196	6,001	6,485
General and administrative	1,470	1,554	3,293	3,047
Legal and professional	1,046	335	2,725	556
Research and development	637	1,213	1,358	1,935
Total operating expenses	6,042	6,298	13,377	12,023
Income (loss) from operations	849	645	(393)	1,818
Interest income (expense), net	80	77	156	146
Income (loss) before income taxes	929	722	(237)	1,964
Income tax expense	336	265	105	676
Net income (loss)	$593	$457	$(342)	$1,288
Comprehensive income (loss)	$593	$457	$(342)	$1,288

Net income (loss) per common share -
Basic	$0.03	$0.02	$(0.02)	$0.06
Diluted	$0.03	$0.02	$(0.02)	$0.06

Weighted average shares outstanding:
Basic	21,838	21,675	21,816	21,610
Diluted	22,169	22,170	21,816	22,094

Cash dividends declared per share	$0.015	$0.015	$0.030	$0.030

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income (loss)	$(342)	$1,288
Items not involving cash at the time they are recorded in the statement of operations:
Provision (recoveries) for doubtful accounts receivable	(64)	11
Depreciation and amortization	1,120	1,056
Share-based compensation	862	671
Deferred taxes	12	(129)
Subtotal before changes in operating assets and liabilities	1,588	2,897
Changes in operating assets and liabilities:
Accounts receivable	1,743	261
Prepaid and other current assets	(389)	106
Deferred revenue	(1,037)	(1,284)
Accounts payable	292	18
Accrued expenses	(100)	(138)
Other assets	77	143
Accrued interest receivable	(134)	(128)
Other long-term liabilities	-	19
Federal income tax receivable	(157)	(669)
Net cash provided by operating activities	1,883	1,225
Investing Activities:
Software development costs capitalized	(793)	(938)
Purchase of property and equipment	(104)	(231)
Net cash (used in) investing activities	(897)	(1,169)
Financing Activities:
Proceeds from exercise of stock options	-	458
Dividends paid	(655)	(652)
Net cash (used in) financing activities	(655)	(194)
Net increase (decrease) in cash	331	(138)
Cash at beginning of period	11,583	8,895
Cash at end of period	$11,914	$8,757

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax payments	$213	$1,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except number of shares)
(unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2017	22,196,712	$22	$23,793	$(1,452)	$9,353	$31,716

Retained Earnings Adjustment due to ASC 606					979	979

Stock-based compensation expense
Stock options			742			742
Restricted stock	80,000		120			120

Common stock cash dividends					(655)	(655)

Net loss					(342)	(342)

Balance at June 30, 2018	22,276,712	$22	$24,655	$(1,452)	$9,335	$32,560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2018 and For the Three and Six

Months Then Ended

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc. and its wholly-owned subsidiary (together referred to as the “Company”, “GlobalSCAPE”, or “we”) provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities. Our primary product is Enhanced File Transfer, or EFT. We have other products that complement our EFT product.

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

Throughout these notes unless otherwise noted, our references to the 2018 quarter and the 2017 quarter refer to the three months ended June 30, 2018 and 2017, respectively. Our references to the 2018 six months and the 2017 six months refer to the six months ended June 30, 2018 and 2017, respectively.

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

Reclassification of Expenses

We have revised the classification of certain of our operating expenses. To ensure comparability between periods, we revised the previous period financial statements presented to conform to the method of presentation in the current period financial statements. These reclassifications had no impact on the net income (loss) for the periods presented or total stockholders’ equity at June 30, 2018.

Revenue Recognition

Nature of Our Products and Services

We earn revenue by delivering the following software products and services:

●

Perpetual software licenses under which customers install our products in their information systems environment on computers they manage and either own or otherwise procure from a cloud services provider, including deploying our products at a cloud services provider in a bring-your-own-license environment.

●	Cloud-based, hosted SaaS solutions that we sell on an ongoing subscription basis resulting in our earning recurring, monthly subscription and usage fees to access the service.
●	Maintenance and support services (“M&S”) that generally consist of telephone support and access to unspecified future software upgrades.
●	Professional services for product integration and configuration that generally do not significantly modify our software products.

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

●

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

●

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

Index

●

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

●

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

The activity in our deferred revenue balances has been as follows ($in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Deferred revenue, beginning of period	$15,733	$16,322	$17,050	$17,445
Deferred revenue resulting from new contracts with customers	5,659	5,228	9,557	9,445
Deferred revenue at the beginning of the period that was amortized to revenue	(4,827)	(4,897)	(9,614)	(9,816)
Deferred revenue arising during the period that was amortized to revenue	(552)	(493)	(980)	(914)
Deferred revenue, end of period	$16,013	$16,160	$16,013	$16,160

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

Index

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

●

If these costs are associated with products and services for which we recognize revenue at a fixed point in time (primarily sales of perpetual software licenses and professional services), we expense these costs in full at the time we recognize that revenue.

●

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

Our activity in deferred costs of obtaining a contract to deliver goods and services has been as follows ($in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Deferred expense, beginning of period	$1,184	$1,240
Deferred expense resulting from new contracts with customers	198	347
Deferred expense amortized to expense	(210)	(415)
Deferred expense, end of period	$1,172	$1,172

At June 30, 2018, $628,000 was recorded in prepaid and current other assets and $544,000 was recorded in other assets in our condensed consolidated balance sheet.

The following tables present our reported results under FASB Accounting Standards Codification Topic 606, or ASC 606 and a reconciliation to results using the historical accounting method:

Index

Condensed Consolidated Balance Sheet
(in thousands)
As of June 30, 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical
Assets
Current assets:
Cash and cash equivalents	$11,914		$11,914
Certificates of deposit, short term	4,311		4,311
Accounts receivable, net	4,246	(100)	4,146
Federal income tax receivable	979	16	995
Prepaid and other current assets	1,694	(625)	1,069
Total current assets	23,144	(709)	22,435

Certificates of deposit, long term	11,617		11,617
Capitalized software development costs, net	3,580		3,580
Goodwill	12,712		12,712
Deferred tax asset, net	379	249	628
Property and equipment, net	464		464
Other assets	616	(544)	72
Total assets	$52,512	$(1,004)	$51,508

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	2,192		2,192
Accrued expenses	1,571	(100)	1,471
Deferred revenue	13,022		13,022
Total current liabilities	16,785	(100)	16,685

Deferred revenue, non-current portion	2,991		2,991
Other long term liabilities	176		176

Stockholders' Equity:
Preferred stock	-		-
Common stock	22		22
Additional paid-in capital	24,655		24,655
Treasury stock	(1,452)		(1,452)
Retained earnings	9,335	(904)	8,431
Total stockholders’ equity	32,560	(904)	31,656

Total liabilities and stockholders’ equity	$52,512	$(1,004)	$51,508

Index

Condensed Consolidated Statement of Operations and Comprehensive Income
(in thousands, except per share amounts)
For the Three Months Ended June 30, 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical

Operating revenues:
Software licenses	$2,722		$2,722
Maintenance and support	5,285		5,285
Professional services	449		449
Total revenues	8,456	-	8,456
Costs of revenues
Software licenses	734	11	745
Maintenance and support	539		539
Professional services	292		292
Total costs of revenues	1,565	11	1,576
Gross Profit	6,891	(11)	6,880
Operating expenses
Sales and marketing	2,889	(23)	2,866
General and administrative	1,470		1,470
Legal and professional	1,046		1,046
Research and development	637		637
Total operating expenses	6,042	(23)	6,019
Income (loss) from operations	849	12	861
Interest income (expense), net	80		80
Income (loss) before income taxes	929	12	941
Income tax expense	336	4	340
Net income	$593	$8	$601
Comprehensive income	$593	$8	$601

Net income per common share - basic	$0.03	$0.00	$0.03

Net income per common share - diluted	$0.03	$0.00	$0.03

Index

Condensed Consolidated Statement of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
For the Six Months Ended June 30, 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical

Operating revenues:
Software licenses	$4,882		$4,882
Maintenance and support	10,385		10,385
Professional services	900		900
Total revenues	16,167	-	16,167
Costs of revenues
Software licenses	1,505	(14)	1,491
Maintenance and support	1,062		1,062
Professional services	616		616
Total costs of revenues	3,183	(14)	3,169
Gross Profit	12,984	14	12,998
Operating expenses
Sales and marketing	6,001	(54)	5,947
General and administrative	3,293		3,293
Legal and professional	2,725		2,725
Research and development	1,358		1,358
Total operating expenses	13,377	(54)	13,323
Income (loss) from operations	(393)	68	(325)
Interest income (expense), net	156		156
Income (loss) before income taxes	(237)	68	(169)
Income tax expense	105	16	121
Net income (loss)	$(342)	$52	$(290)
Comprehensive income (loss)	$(342)	$52	$(290)

Net income (loss) per common share - basic	$(0.02)	$0.00	$(0.01)

Net income (loss) per common share - diluted	$(0.02)	$0.00	$(0.01)

Index

Condensed Consolidated Statements of Cash Flows
(in thousands)
For the Six Months Ended June 30, 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical

Operating Activities:
Net loss	$(342)	52	$(290)
Items not involving cash at the time they are recorded in the statement of operations:
Provision (recoveries) for doubtful accounts receivable	(64)		(64)
Depreciation and amortization	1,120		1,120
Share-based compensation	862		862
Deferred taxes	12		12
Subtotal before changes in operating assets and liabilities	1,588	52	1,640
Changes in operating assets and liabilities:
Accounts receivable	1,743	(100)	1,643
Prepaid and other current assets	(389)	(68)	(457)
Deferred revenues	(1,037)		(1,037)
Accounts payable	292		292
Accrued expenses	(100)	100	-
Other assets	77		77
Accrued interest receivable	(134)		(134)
Federal income tax receivable	(157)	16	(141)
Net cash provided by operating activities	1,883	-	1,883
Investing Activities:
Software development costs	(793)		(793)
Purchase of property and equipment	(104)		(104)
Net cash (used in) investing activities	(897)	-	(897)
Financing Activities:
Proceeds from exercise of stock options	-		-
Dividends paid	(655)		(655)
Net cash (used in)financing activities	(655)	-	(655)
Net increase in cash	331		331
Cash at beginning of period	11,583	-	11,583
Cash at end of period	$11,914	$-	$11,914

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-		$-
Income tax payments	$213		$213

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses.     Advertising expense was approximately $254,000 and $608,000 in the 2018 quarter and the 2017 quarter, respectively, and $577,000 and $1,028,000 in the 2018 six months and 2017 six months, respectively.

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

ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (issued June 2016) - This pronouncement provides guidance as to the treatment of transactions in a statement of cash flows with respect to eight specific cash flow issues. During 2017 and the first six months of 2018, we had no transactions of the type cited in the statement and do not anticipate having any such transactions in the foreseeable future. Accordingly, we do not expect this pronouncement to have a material effect on how we present items in our consolidated statement of cash flows.

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

ASU 2014-09, Revenue from Contracts with Customers (issued May 2014) - The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We have implemented these new principles using the modified retrospective transition method and recorded an increase (tax effected) to retained earnings at January 1, 2018 of $979,000. We also recorded as an asset deferred expense of approximately $1.2 million. We are accounting for these costs we incur to obtain a contract as follows:

●     If these costs are associated with products and services for which we recognize revenue at a point in time (primarily sales of perpetual software licenses and professional services), we expense these costs in full at the time we recognize that revenue.

●     If these costs are associated with services for which we recognize revenue over time (primarily sales of M&S and SaaS subscriptions) for which we believe it is likely that the contract for those services will be renewed for additional terms in the future, provided we deem these costs to be recoverable, we record these costs as deferred expense asset and amortize that cost to expense as follows:

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

We bill our customers and issue them an invoice when we have delivered our goods or services to them. In addition, when our customers agree to purchase or renew M&S services, we bill and invoice our customers at that time which could be before the date we begin delivering those services. In that event, we exclude from accounts receivable (and from the related deferred revenue, see Note 3) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our consolidated financial statements. We continually assess the collectability of our accounts receivable. If we deem it less than probable that we will collect an amount due us, we write-off that balance against our allowance for doubtful accounts. Accordingly, we determine our accounts receivable, net, as follows ( $in thousands):

	June 30, 2018	December 31, 2017
Total invoices issued and unpaid	$5,001	$6,644
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(655)	(441)
Gross accounts receivable	4,346	6,203
Allowance for doubtful accounts	(100)	(278)
Accounts receivable, net	$4,246	$5,925

6.	Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activities were as follows ( $in thousands):

	June 30,	December 31,
	2018	2017
Gross capitalized cost	$9,971	$9,179
Accumulated amortization	(6,391)	(5,393)
Capitalized software development costs, net	$3,580	$3,786

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amount capitalized	$390	$476	$793	$938
Amortization expense	(464)	(446)	(999)	(920)

	Released	Unreleased
	Products	Products
Gross capitalized amount at June 30, 2018	$9,388	$583
Accumulated amortization	(6,391)	-
Net capitalized cost at June 30, 2018	$2,997	$583

Future amortization expense:
Six months ending December 31, 2018	854
Year ending December 31,
2019	1,288
2020	778
2021	77
Total	$2,997

Index

The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

7.     Deferred Revenue

As described in Note 5 regarding accounts receivable, when our customers agree to purchase or renew M&S services, we bill and invoice our customers at that time which could be before the date we begin delivering those services. In that event, we exclude from deferred revenue (and from the related accounts receivable) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our financial statements. Accordingly, we determine our deferred revenue as follows ( $in thousands):

	June 30, 2018	December 31, 2017
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$16,668	$17,491
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(655)	(441)
Total deferred revenue	$16,013	$17,050

Deferred revenue, current portion	$13,022	$13,315
Deferred revenue, non-current portion	2,991	3,735
Total deferred revenue	$16,013	$17,050

8.	Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ( $in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Share-based compensation expense	$191	$335	$862	$671

Stock Options

We have granted stock options to our officers and employees under long-term equity incentive plans that originated in 2000, 2010 and 2016. During the 2018 quarter, we granted stock options only under the 2016 plan.

Provisions and characteristics of the options granted to our officers and employees under our long-term equity incentive plans include the following:

●	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
●	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
●

Stock options we issue generally become exercisable ratably over a three-year period, expire ten years from the date of grant, and are exercisable for a period of ninety days after the end of employment.

●	Upon exercise of a stock option, we issue new shares from the shares of common stock we are authorized to issue.

Index

We currently issue stock-based awards to our officers and employees only under the 2016 plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of June 30, 2018, stock-based incentives for up to 4,219,616 shares remained available for issuance in the future under this plan.

We have not previously issued any restricted stock under any of these plans.

Our stock option activity has been as follows:

		Weighted Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2017	2,585,210	$3.34	6.77	$1,015
Granted	110,737	$3.61
Forfeited	(447,155)	$3.56
Exercised	-	$-
Outstanding at June 30,2018	2,248,792	$3.30	6.29	$1,431

Exercisable at June 30, 2018	1,357,682	$2.94	4.74	$1,266

Additional information about our stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average fair value of options granted	$1.60	$1.87	$1.55	$1.61
Intrinsic value of options exercised	$-	$242,223	$-	$342,609
Cash received from stock options exercised	$-	$368,235	$-	$458,349

Number of options that vested	78,327	107,030	439,152	402,154
Fair value of options that vested	$129,731	$173,857	$707,951	$653,600

Unrecognized compensation expense related to non-vested options at end of period	$1,127,715	$2,210,862	$1,127,715	$2,210,862
Weighted average years over which non-vested option expense will be recognized	1.73	2.17	1.73	2.17

Plan	Shares outstanding
2000 Stock Option Plan	84,770
2010 Employee LT Equity Incentive Plan	1,383,638
2016 Employee LT Equity Incentive Plan	780,384
Total shares outstanding at June 30, 2018	2,248,792

As of June 30, 2018
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$0.85 - $1.43	50,700	1.74	$1.02	50,700	$1.02
$1.47 - $2.32	335,070	2.43	$1.85	335,070	$1.85
$2.34 - $3.52	767,637	5.33	$3.29	618,859	$3.26
$3.53 - $5.30	1,090,385	8.33	$3.86	353,053	$3.70
$5.44 - $5.44	5,000	9.05	$5.44	-	$-
Total options	2,248,792			1,357,682

Index

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	48%	51%	49%	49%
Expected annual dividend yield	1.50%	1.50%	1.50%	1.50%
Risk free rate of return	2.77%	1.93%	2.57%	1.94%
Expected option term (years)	6.00	6.00	6.00	6.00

Restricted Stock Awards

Our 2015 Non-Employee Directors Long-Term Equity Incentive Plan (“2015 Directors Plan”) provides for the issuance of either stock options or restricted stock awards for up to 500,000 shares of our common stock. Provisions and characteristics of this plan include the following:

●	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
●

Restricted stock awards are initially issued as restricted shares with a legend restricting transferability of the shares until the recipient satisfies the vesting provision of the award, which is generally continuing service for one year subsequent to the date of the award, after which time the restrictive legend is removed from the shares.

●	Restricted shares participate in dividend payments and may be voted.
●	As of June 30, 2018, stock based incentives for up to 260,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2017	80,000	$4.24
Shares granted with restrictions	-	$-
Shares vested and restrictions removed	(80,000)	$4.24	$297,600
Restricted shares outstanding at June 30, 2018	-	$-

Unrecognized compensation expense for non-vested shares as of June 30, 2018
Expense to be recognized in future periods	$-
Weighted average number of months over which expense is expected to be recognized	-

9.	Income Taxes

The components of our income tax expense (benefit) are as follows ( $in thousands):

	Three months ended June 30,						Six months ended June 30,
	2018			2017			2018			2017
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$37	$266	$303	$317	$(94)	$223	$78	$7	$85	$707	$(116)	$591
State	39	(6)	33	55	(13)	42	15	5	20	98	(13)	$85
Total	$76	$260	$336	$372	$(107)	$265	$93	$12	$105	$805	$(129)	$676

Index

Deferred income taxes on our consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our deferred tax assets and liabilities are as follows ( $in thousands):

	June 30,	December 31,
	2018	2017
Deferred tax assets:
Deferred revenue	$834	$775
Share-based compensation	319	351
Compensation and benefits	115	111
Texas franchise tax R&D credit	189	185
Prepaid expenses not deductible for tax	-	84
Allowance for doubtful accounts	42	58
Net operating loss carryforward	10	20
Deferred state income taxes	56	61
Federal R&D credits	-	-
Accrued expenses not deducted for tax	11	9
Valuation allowance	(189)	(185)
Total deferred tax assets	1,387	1,469

Deferred tax liabilities:
Intangible assets	762	805
Book expenses deductible for tax purposes	246	-
Depreciation	-	13
Total gross deferred tax liabilities	1,008	818

Net deferred tax assets	$379	$651

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

As of June 30, 2018, we had federal income tax net operating loss carryforwards of $47,000 available to offset future federal taxable income. We expect to fully utilize this net operating loss in 2018. The net operating loss expires in 2038.

As of June 30, 2018, we had Texas Research and Development tax credit carryforwards of $189,000. We believe it is uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these carryforward credits. Accordingly, have provided a valuation allowance for the full amount of these credit carryforwards.

These carryforwards expire in years 2034 through 2038.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ( $in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$158	$121
Increases for tax positions related to the current year	7	11
Increases for tax positions related to prior years	-	15
Balance at end of period	$165	$147

Index

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

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At June 30, 2018, no interest or penalties had been or are required to be accrued. Our open tax years are 2011 and forward for our federal income tax returns and 2013 and forward for most of our state income tax returns. We do not file, and are not required to file, any foreign income tax returns.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 21% for the 2018 quarter and 2018 six months and 34% for the 2017 quarter and 2017 six months to income before income taxes as follows ( $in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Income tax expense (benefit) at federal statutory rate	$195	$245	$(50)	$668
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	25	23	30	51
Stock based compensation	121	24	151	84
Other	10	6	5	13
R&D tax credit uncertain tax position (net)	4	6	7	26
Research and development credit	(19)	(31)	(38)	(147)
Domestic production activities deduction	-	(8)	-	(19)
Income tax expense per the statements of operations	$336	$265	$105	$676

On June 21, 2018, in South Dakota v Wayfair Inc., the United States Supreme Court held that states may charge sales tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state.

We are evaluating our state income tax filings with respect to the recent Wayfair decision.

Currently, we file state income tax returns in those states in which we have a physical presence and/or are otherwise required by a state to register to do business.

10.	Earnings (Loss) per Common Share

Earnings (loss) per share for the periods indicated were as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerators
Numerator for basic and diluted earnings per share:
Net income (loss)	$593	$457	$(342)	$1,288

Denominators
Denominators for basic and diluted earnings (loss) per share:
Weighted average shares outstanding - basic	21,838	21,675	21,816	21,610

Dilutive potential common shares
Stock options and awards	331	495	-	484
Denominator for diluted earnings (loss) per share	22,169	22,170	21,816	22,094

Net income (loss) per common share - basic	$0.03	$0.02	$(0.02)	$0.06
Net income (loss) per common share – diluted	$0.03	$0.02	$(0.02)	$0.06

Index

Due to the loss for the six months ended June 30, 2018, potentially dilutive securities related to stock options and awards of 323,000 have not been included in the dilutive earnings (loss) computation above as they are antidilutive.

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

11.	Dividends

We paid dividends during the 2018 six months and 2017 six months as follows:

Three Months Ended
	March 31, 2018	March 31, 2017	June 30, 2018	June 30, 2017
Dividend per share of common stock	$0.015	$0.015	$0.015	$0.015
Dividend record date	March 9, 2018	February 23, 2017	June 8, 2018	May 23, 2017
Dividend payment date	March 23, 2018	March 8, 2017	June 22, 2018	June 8, 2017

12.	Commitments and Contingencies

Severance Payments

We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be $1.5 million.

Contractual Obligations

We have an obligation under a contract with a third party to make future minimum prepaid royalty payments in the amount of $800,000 in September 2018 and $1.2 million in November 2019.

Legal and Regulatory Matters

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017, on August 9, 2017, a securities class action complaint, Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cv-00753, was filed against the Company in the United States District Court for the Western District of Texas. On November 6, 2017, the Court appointed Irfan Rahman as lead plaintiff, and he filed the First Amended Complaint on July 26, 2018. The Amended Complaint names the Company, Matthew Goulet, James Albrecht, Thomas Brown, David Mann, Frank Morgan, and Thomas Hicks as defendants for allegedly making materially false and misleading statements regarding, inter alia, the Company’s previously reported financial statements. The Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The Amended Complaint seeks unspecified damages, costs, attorneys’ fees, and equitable relief. Management intends to vigorously defend against this action. At this time, the Company cannot predict how the courts will rule on the merits of the claims and/or the scope of the potential loss in the event of an adverse outcome. Should the Company ultimately be found liable, the resulting damages could have a material adverse effect on its financial position, liquidity, or results of operations.

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

13.	Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. In the 2018 quarter and 2017 quarter, we earned approximately 15% and 12%, respectively, of our revenue from such sales through our largest, third-party, channel distributor. During the 2018 six months and 2017 six months, we earned approximately 14% and 13%, respectively, of our revenue from such sales through our largest, third-party channel distributor. As of June 30, 2018, approximately 23% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

14.	Segment and Geographic Disclosures

In accordance with FASB ASC Topic 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Index

Revenues derived from customers and partners located outside the United States accounted for approximately 26% of our total revenues in the 2018 quarter and the 2017 quarter, and 28% and 24% for the 2018 six months and 2017 six months, respectively. Each individual foreign country accounts for less than 10% of total revenues in all periods. We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of June 30, 2018.

15.     Subsequent Events

On August 3, 2018, we implemented a plan to restructure our organization, which included a reduction in workforce of approximately 40 employees. We will record a charge of approximately $400,000 in the third quarter of 2018 relating to this reduction in force, consisting primarily of one-time severance payments and termination benefits.

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

In the following discussion, our references to the 2018 quarter and the 2017 quarter refer to the three months ended June 30, 2018 and 2017, respectively. Our references to the 2018 six months and the 2017 six months refer to the six months ended June 30, 2018 and 2017, respectively.

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

●

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

●

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

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted less than 5% of our total revenue in the three months and six months ended June 30, 2018. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so.

Index

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

As a corporation, we have won multiple awards for performance and reputation, including:

●	In 2018:
-	Gold winner in the IT World Network Product Guide Awards
-	Recognized for two Info Security Products Guide 2018 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
■	BYOD/Security Category (Gold Winner) – EFT Workspaces v 7.4.2.
■	Innovations in Compliance Category (Bronze Winner) – EFT v 7.4.2.
-	Amy Hensiek recognized as one of CRN’s 2018 Women of the Channel.
-	Named to The Channel Company’s list of CRN Channel Chiefs as top leaders in the IT channel for the 5th consecutive year.
-	Awarded a 5-star rating in The Channel Company’s 2018 CRN Partner Program Guide for the 4th consecutive year.

●	In 2017:
-	Named to the CRN 2017 Cloud Partner Program Guide which recognizes partner programs with distinguished margins, sales support and cloud resources
-	Received three awards from the 2017 Golden Bridge Awards for distinguished technology achievements which included:
■	Cloud/SaaS Innovations (Gold Winner) – EFT on Amazon Web Services or Microsoft Azure.
■	Managed File Transfer Innovations (Gold Winner) – The EFT Accelerate module.
■	Governance, Risk and Compliance Innovations (Bronze Winner) – EFT platform.
-	Received two awards from the Network Product Guide 2017 IT World Awards for achievements in product excellence that included:
■	Governance, Risk and Compliance (Gold Winner) – EFT.
■	Cloud Security (Silver Winner) – EFT Cloud Services.
-	Recognized as a Best Place to Work in IT by Computerworld for the fourth consecutive year and sixth time overall.
-	Recognized for three Info Security Products Guide 2017 Global Excellence Awards for distinguished achievements in product innovation in categories that included:
■	Innovation in Compliance (Gold Winner) – Enhanced File Transfer.
■	Cloud/SaaS Solutions (Gold Winner) – EFT Cloud Services.
■	BYOD Security (Bronze Winner) – EFT Workspaces.
-	Honored as a Best Company to Work for in Texas by Best Companies Group (BCG), Texas Monthly, the Texas Association of Businesses (TAB), and Texas SHRM.
-	Received a 5-Star rating in The Channel Company’s CRN 2017 Partner Program Guide for the third year in a row.
-	Honored with the 2017 Total Rewards & Benefits Excellence Award by the HRO Today Services and Technology Association.
-	Selected as a finalist in the 2017 Cybersecurity Product Awards Secure File Transfer: EFT Enterprise.

Key Business Metrics

We review two key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business: revenue growth and adjusted EBITDA.

Index

Revenue Growth

We believe annual revenue growth is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, we regularly review our revenue mix and changes in revenue across all solutions to identify emerging trends. We believe our revenue growth is primarily dependent upon executing our business strategies which include:

●	Ongoing innovation of our EFT platform to address the expanding needs of our existing customers and to enhance our products’ appeal to new customers.

●	Licensing, developing and/or acquiring technologies with features and functions that are complementary to and synergistic with our EFT platform so as to expand the breadth of our products offerings.

●	Enhancing our sales and marketing programs to improve identification of potential demand for our products and to increase the rate at which we are successful in selling our products.

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

In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

●	Aligning our sales group to enhance its industry and geographic focus.
●	Implementing new sales and marketing campaigns.
●	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

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

See Comparison of the Consolidated Statement of Operations for the Three Months Ended June 30, 2018 and 2017 and Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2018 and 2017 for a discussion of trends in our revenue growth that we monitor using this metric.

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

Index

Adjusted EBITDA (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, other than amortization of capitalized software development costs, and Share-Based Compensation Expense) to provide us a view of income and expenses that is supplemental and secondary to our primary assessment of net income as presented in our consolidated statement of operations and comprehensive income (loss). We use Adjusted EBITDA to provide another perspective for measuring profitability that does not include the effects of the following items:

●	Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and share-based compensation);
●	The cost of financing our business; and
●	The effects of income taxes.

We monitor Adjusted EBITDA to assess our performance relative to our intended strategies, expected patterns of action, and budgets. We use the results of that assessment to adjust our future activities to the extent we deem necessary.

Adjusted EBITDA is not a measure of financial performance under GAAP. It should not be considered as a substitute for net income (loss) presented on our consolidated statement of operations and comprehensive income (loss). Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or without a simultaneous reading and consideration of our consolidated financial statements prepared in accordance with GAAP.

We compute Adjusted EBITDA as follows ( $in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income (loss)	$593	$457	$(342)	$1,288
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	336	265	105	676
Interest (income) expense, net	(80)	(77)	(156)	(146)
Depreciation and amortization:
Total depreciation and amortization	525	516	1,120	1,056
Amortization of capitalized software development costs	(464)	(446)	(999)	(920)
Share-based compensation expense	191	335	862	671
Adjusted EBITDA	$1,101	$1,050	$590	$2,625

See Comparison of the Consolidated Statement of Operations for the Three Months Ended June 30, 2018 and 2017 and Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2018 and 2017 for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

●

Transfer of transactional information within an enterprise on a repetitive basis from one geographic location to another, such as a transfer of deposit and withdrawal information throughout the day from a branch of a bank to a central data processing center at another location.

Index

●

Movement of accumulated information within an enterprise from one data processing application to another on a periodic basis, such as a transfer of bi-weekly payroll information from a payroll system that is used to pay employees to a job cost system that is used to manage the cost of a project.

●

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

●

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

●

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

●	M&S.
●	Professional services for product installation, integration and training.

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

We earn less than 5% of our revenue from selling other products that can be synergistic to our EFT platform. These products have capabilities that:

●	Support information sharing and exchange capabilities using traditional email systems.
●	Enable enterprise file synchronization and sharing.
●

Enhance the ability to replicate, share and backup files within a wide area network or local area network, thereby allowing users to access their data at higher speeds than possible with most alternate approaches.

●	Support file transfers by individuals and small businesses.

We earn most of our revenue from the sale of our EFT platform products that support business-to-business activities and are strategically focused on selling products in that environment. We intend to expend the majority of our resources in the future for product research and development, marketing, and sales in a manner that concentrates on the business-to-business market and more specifically catering to the needs of our existing customer base. We believe our products and business capabilities are well-positioned to compete effectively in that market.

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

Index

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

●

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

●

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

●

Compliance with government regulations and industry standards relating to the protection of information while allowing users to reduce information systems and technologies costs, increase efficiency, track and audit transactions, and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing/collaboration, and continuous data backup and recovery.

During 2017 and the first six months of 2018, we continued to improve the features and capabilities of the EFT platform and announced several product upgrades that included:

●	EFT Insight, a new reporting platform to strengthen data governance and provide near real-time visibility into business critical data flows and exchanges.
●	Cloud storage support capabilities with the Cloud Connector Module.
●	Remote Agent Module for streamlining and centrally managing the data exchanges with branch offices and remote locations.
●	Major enhancements for clustering and High Availability configuration.
●	Over a dozen major features in the Workspaces module to enhance sharing and collaboration capabilities.
●	Enhanced Web Transfer Client user access to improve user experience.
●	Improved SFTP security setting configuration to enable more visibility into security settings and help administrators ensure compliance.
●	Major update to the Advanced Workflow Engine (AWE) module.
●	New security features, including DMZ Gateway module enhancements and updates.

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

●

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

●

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

CuteFTP continues to have significant brand recognition in the market. Our current CuteFTP Version 9 introduced several notable new features including:

●	Support for Unicode (UTF-8) characters that allows greater international use.
●	Web Distributed Authoring and Versioning (WebDAV) support to facilitate collaboration between users in editing and managing documents and files stored on World Wide Web servers.

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

Index

We will continue selling CuteFTP as a stand-alone product and providing M&S services to customers who purchased CuteFTP in the past and who purchase it in the future, but we will not invest significantly in marketing the product. We do not expect to expend significant resources in the future expanding the features and capabilities of CuteFTP.

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

Employees

Our number of employees is as follows:

	June 30,
Department	2018	2017
Sales and Marketing	54	53
Engineering	27	34
Professional Services	5	7
Customer Support	25	23
Management and Administration	17	20
Total	128	137

As a result of the reduction in force described in Note 15 to our condensed consolidated financial statements and also in Item 5 of this filing, we had a total of 94 employees as of August 9, 2018.

Index

Solution Perspective and Trends

The components of our revenue are as follows ( $in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Revenue By Type
License	$2,722	32.2%	$2,700	31.9%	$4,882	30.2%	$5,279	31.2%
M&S	5,285	62.5%	5,222	61.6%	10,385	64.2%	10,343	61.2%
Professional Services	449	5.3%	551	6.5%	900	5.6%	1,283	7.6%

Total Revenue	$8,456	100.0%	$8,473	100.0%	$16,167	100.0%	$16,905	100.0%

Revenue by Product Line
License
EFT Platform	$2,635	96.8%	$2,551	94.5%	$4,711	96.5%	$4,950	93.8%
Other	87	3.2%	149	5.5%	171	3.5%	329	6.2%

Total License Revenue	2,722	100.0%	2,700	100.0%	4,882	100.0%	5,279	100.0%

M&S
EFT Platform	5,064	95.8%	4,953	94.8%	9,933	95.6%	9,794	94.7%
Other	221	4.2%	269	5.2%	452	4.4%	549	5.3%

Total M&S Revenue	5,285	100.0%	5,222	100.0%	10,385	100.0%	10,343	100.0%

Professional Services (all EFT Platform)	449	100.0%	551	100.0%	900	100.0%	1,283	100.0%

Total Revenue
EFT Platform	8,148	96.4%	8,055	95.1%	15,544	96.1%	16,027	94.8%
Other	308	3.6%	418	4.9%	623	3.9%	878	5.2%

Total Revenue	$8,456	100.0%	$8,473	100.0%	$16,167	100.0%	$16,905	100.0%

Revenue from our EFT platform products increased 1.2% for the 2018 quarter compared to the 2017 quarter and decreased 3.0% for the 2018 six months compared to the 2017 six months. Revenue for our other product lines decreased 26.3% for the 2018 quarter compared to the 2017 quarter and 29.0% for the 2018 six months compared to the 2017 six months, which is consistent with our expectations as discussed below. For a more detailed discussion of these revenue trends, see Comparison of the Consolidated Statement of Operations for the Three Months Ended June 30, 2018 and 2017 and Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2018 and 2017.

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

In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

●	Aligning our sales group to enhance its industry and geographic focus.
●	Implementing new sales and marketing campaigns.
●	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

Liquidity and Capital Resources

Our total cash, cash equivalents, certificates of deposit and working capital positions were as follows ( $in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$11,914	$11,583
Short term certificates of deposit	4,311	4,291
Long term certificates of deposit	11,617	11,503
Total cash, cash equivalents and certificates of deposit	$27,842	$27,377

Current assets	$23,144	$23,296
Current liabilities	(16,785)	(16,886)
Working capital	$6,359	$6,410

At June 30, 2018, our certificates of deposit in current assets mature on various dates through October 2018. Our long term certificate of deposit matures in December 2021.

Index

When assessing our liquidity and capital resources, we consider the following factors:

●

We may access and monetize our certificates of deposit at any time without risk of loss of the original amounts invested. If we were to redeem these certificates of deposit prior to their maturity, we may incur a penalty and forfeit certain amounts of accrued interest, but we view such amounts as not material.

●

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

Cash provided or used by our various activities consisted of the following ( $in thousands):

	Cash Provided (Used) During the Six Months Ended June 30,
	2018	2017
Operating activities	$1,883	$1,225
Investing activities	(897)	(1,169)
Financing activities	(655)	(194)

Our cash provided by operating activities increased during the 2018 six months compared to the 2017 six months primarily due to the following factors:

●

Accounts receivable decreasing $1.7 million during the 2018 six months compared to decreasing $261,000 during the 2017 six months due primarily from increased cash collections from customers and lower sales during the 2018 six months as compared to the 2017 six months.

●

Accounts payable increasing $292,000 during the 2018 six months compared to increasing $18,000 during the 2017 six months due to increased legal fees incurred in connection with our previously announced internal investigation and the matters discussed in note 12 of the notes to our condenses consolidated financial statements and normal variations in the timing of payments to our vendors.

●

Federal income tax receivable increasing $157,000 in the 2018 six months compared to increasing $669,000 in the 2017 six months due primarily to paying $1.3 million more in income tax payments in the 2017 six months as compared to the 2018 six months.

●

Deferred revenue decreasing $1.0 million during the 2018 six months compared to decreasing $1.3 million during the 2017 six months due primarily to a larger number of M&S sales during the 2018 six months.

Offset by:

●

Net income (loss) after considering items not involving cash at the time they are recorded in the statement of operations and comprehensive income (loss), as set forth on our Condensed Consolidated Statements of Cash Flows, decreasing from $2.9 million in the 2017 six months to $1.6 million in the 2018 six months. See Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2018 and 2017 for a discussion of the changes in the components of these amounts.

●

Prepaid and other current assets increasing $389,000 in the 2018 six months compared to decreasing $106,000 in the 2017 six months due primarily to a receivable related to an insurance claim that did not exist in 2017.

Index

The amount of cash we used for investing activities during the 2018 six months decreased compared to the 2017 six months due primarily to:

●

A decrease in the purchase of property and equipment as a result of remodeling of our sales and engineering office spaces in the 2017 six months, for which there was no comparable event in the 2018 six months; and

●

A decrease in our software development costs capitalized due to it taking longer than expected to fill open engineering positions with the skillsets needed to support new product development as a result of competition in the marketplace for software engineers.

Financing activities used more cash during the 2018 six months than during the 2017 six months primarily due to a moratorium on issuing shares of our common stock in connection with stock option exercises in the 2018 six months that did not exist in the 2017 six months.

Contractual Obligations and Commitments

As of June 30, 2018, our contractual obligations and commitments consisted primarily of the following items:

●

An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $16.0 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.

●	We have an obligation under a contract with a third-party to prepay future minimum royalty payments in the amount of $800,000 in September 2018 and $1.2 million in November 2019.
●

Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

●	Operating lease for our office space.
●	Federal and state taxes.

Our non-cancellable, contractual obligations at June 30, 2018, consisted primarily of the following ( $in thousands):

	Amounts Due for the Period
	Six Months Ending December 31,	Fiscal Years
	2018	2019	2020	Thereafter	Total

Prepaid royalty fees	$800	$1,200	$-	$-	$2,000
Operating leases	180	120	-	-	300
Total	$980	$1,320	$-	$-	$2,300

As of June 30, 2018, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

Due to the change in business strategy, more fully described in item 5, we plan to continue to expend resources in the future on product development and sales and marketing, but at a lower rate than in past quarters.

Index

Comparison of the Consolidated Statement of Operations for the Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
	2018	2017	$Change
	$in thousands

Total revenues	$8,456	$8,473	$(17)
Total cost of revenues	1,565	1,530	35
Gross profit	6,891	6,943	(52)
Operating expenses
Sales and marketing	2,889	3,196	(307)
General and administrative	1,470	1,529	(59)
Legal and professional	1,046	360	686
Research and development	637	1,213	(576)
Total operating expenses	6,042	6,298	(256)
Income from operations	849	645	204
Other income	80	77	3
Income before income taxes	929	722	207
Income tax expense	336	265	71
Net income	$593	$457	$136

In the discussion below, we refer to the three months ended June 30, 2018 as the “2018 quarter” and the three months ended June 30, 2017 as the “2017 quarter”. The percentage changes cited in our discussions are based on the 2018 quarter amounts compared to the 2017 quarter amounts.

Revenue. The components of our revenues were as follows ( $in thousands):

	Three Months Ended June 30,
	2018		2017
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	2,722	32.2%	2,700	31.9%
M&S	5,285	62.5%	5,222	61.6%
Professional Services	449	5.3%	551	6.5%

Total Revenue	$8,456	100.0%	$8,473	100.0%

Revenue by Product Line
License
EFT Platform	$2,635	96.8%	$2,551	94.5%
Other	87	3.2%	149	5.5%

	2,722	100.0%	2,700	100.0%
M&S
EFT Platform	5,064	95.8%	4,953	94.8%
Other	221	4.2%	269	5.2%

	5,285	100.0%	5,222	100.0%

Professional Services (all EFT Platform)	449	100.0%	551	100.0%

Total Revenue
EFT Platform	8,148	96.4%	8,055	95.1%
Other	308	3.6%	418	4.9%

	$8,456	100.0%	$8,473	100.0%

Index

Our total revenue remained relatively flat. Revenue from our EFT platform products and services increased 1.2%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising 3.6% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

EFT Platform Products

License revenue from our EFT platform products increased 3.3%. This increase was primarily due to an increase in the number of large transactions, including transactions that were expected to originally close in the previous quarter and a change in our lead generation strategy toward the end of 2017 which led to an increase in selling opportunities in the 2018 quarter.

To improve our ability to successfully sell existing EFT platform products as well as new products produced by our software engineering team, we continued to make, and will continue to make, ongoing changes in sales and marketing personnel and activities including:

●	Aligning our sales group to enhance its industry and geographic focus.
●	Implementing new sales and marketing campaigns.
●	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

M&S revenue from our EFT platform products increased 2.2% primarily due to:

●

Ongoing license sales since a majority of license sales are accompanied by an M&S contract. The change in M&S revenue typically lags behind the related change in license revenue because license sales are recognized as revenue in full in the period the license is delivered while the related M&S revenue is recognized in future periods as those services are delivered.

●

Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

Our professional services revenue was $102,000 less for the 2018 quarter compared to the 2017 quarter which is a decrease of 18.5%. This decrease was primarily due to lower headcount in our professional services department which resulted in less resources available to deliver professional services in the 2018 quarter.

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

Index

Other Products

In mid-2016, we announced that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our Mail Express, WAFS, CuteFTP, and TappIn products that collectively constitute less than 3.6% of our total revenue in the quarter, in the future we would de-emphasize these stand-alone products that are not part of our EFT platform. Accordingly, during the second half of 2016, we began to curtail our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 26.3% in the 2018 quarter compared to the 2017 quarter. Our future focus will be on our EFT platform such that we expect to see a continuing decline in revenue from these other products although we do expect them to continue to produce a modest contribution margin that contributes to our future profitability.

Cost of Revenues. These expenses are associated with the production, delivery and support of our products and services. We believe it is most meaningful to view cost of revenues as a percent of the revenues to which those costs relate since many of those costs are variable relative to revenue.

Cost of license revenue consists primarily of:

●

Amortization of capitalized software development costs we incur when producing our software products. This amortization begins when a product is ready for general release to the public and generally is an expense that is not directly variable relative to revenue.

●	Royalties we pay to use software developed by others for certain features of our products that is generally an expense that is variable relative to revenue.
●	Fees we pay to third parties who provide services supporting our SaaS and cloud-based subscription solutions that generally have components that are both variable and not variable relative to revenue.

Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related costs of our employees and third parties we use to deliver these services.

Cost of software license revenue decreased 2.4% and as a percent of software license revenue was 27.0% in the 2018 quarter compared to 27.9% in the 2017 quarter. These decreases were primarily due to lower royalty expense, which can fluctuate based upon the mix of products sold, offset by slight increases in third party hosting fees for our SaaS products and an increase in amortization of capitalized software development costs.

Cost of M&S revenue as a percent of M&S revenue was 10.2% in the 2018 quarter as compared to 8.1% in the 2017 quarter. Cost of revenue for M&S in absolute dollars increased by 26.8%. These increases were a combination of increasing our headcount in our customer support department and the decision by the U.S. Army to consolidate certain of their operations resulting in the non-renewal of their M&S contract in September of 2017.

Cost of professional services revenue as a percent of that revenue was 65.0% in the 2018 quarter as compared to 64.1% in the 2017 quarter. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 17.3% due to a decrease in our professional services revenue for the reasons discussed above.

Sales and Marketing. We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 34.2% of total revenue for the 2018 quarter compared to 37.7% of total revenue for the 2017 quarter. In absolute dollars these expenses decreased 9.6% due primarily to decreased marketing expenses related to a decrease in our spending for content syndication in order to instead use those resources to enhance our business development representative program.

General and Administrative. These expenses decreased 3.9% primarily due to a decrease in share-based compensation.

Legal and Professional. These expenses increased 191% or approximately $686,000 due to increases in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation described in note 12 of the notes to our condensed consolidated financial statements.

Index

Research and Development. The overall profile of our research and development, or R&D, activities was as follows ( $in thousands):

	Three Months Ended June 30,
	2018	2017
R&D expenditures expensed	$637	$1,213
R&D expenditures capitalized	390	476
Total R&D expenditures (non-GAAP measurement)	$1,027	$1,689

Our total R&D expenditures decreased 39.2% primarily due to a reduction of expenses related to researching technologies available from third parties and shortages of qualified software engineers and technical personnel that caused some of our open positions that arise during the normal course of business to take longer to fill.

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

Interest Income (Expense), Net. Interest income (expense), net consists primarily of interest income earned on certificates of deposit. This income increased 3.9% during the 2018 quarter as compared to the 2017 quarter due to an increase in the rate of interest on certain of our certificates.

Income Taxes. Our effective rate differed from the federal statutory tax rate of 21% in the 2018 quarter and 34% in the 2017 quarter primarily due to:

●	Certain expenses in our consolidated financial statements, such as a portion of meals and entertainment expenses and stock based compensation that are not deductible on our federal income tax return.
●	State income taxes included in income tax expense in our consolidated financial statements.

Offset by:

●

The domestic production activities deduction (in the 2017 quarter) and the research and development credit which are tax credit incentives that serve to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.

Index

Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2018 and 2017

	Six Months Ended June 30,
	2018	2017	$Change
	$in thousands

Total revenues	$16,167	$16,905	$(738)
Total cost of revenues	3,183	3,064	119
Gross profit	12,984	13,841	(857)
Operating expenses
Sales and marketing	6,001	6,485	(484)
General and administrative	3,293	3,047	246
Legal and professional	2,725	556	2,169
Research and development	1,358	1,935	(577)
Total operating expenses	13,377	12,023	1,354
Income (loss) from operations	(393)	1,818	(2,211)
Other income	156	146	10
Income (loss) before income taxes	(237)	1,964	(2,201)
Income tax expense	105	676	(571)
Net income (loss)	$(342)	$1,288	$(1,630)

In the discussion below, we refer to the six months ended June 30, 2018 as the “2018 six months” and the six months ended June 30, 2017 as the “2017 six months.” The percentage changes cited in our discussions are based on the 2018 six month amounts compared to the 2017 six month amounts.

Revenue. The components of our revenues were as follows ( $in thousands):

	Six Months Ended June 30,
	2018		2017
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	4,882	30.2%	5,279	31.2%
M&S	10,385	64.2%	10,343	61.2%
Professional Services	900	5.6%	1,283	7.6%

Total Revenue	$16,167	100.0%	$16,905	100.0%

Revenue by Product Line
License
EFT Platform	$4,711	96.5%	$4,950	93.8%
Other	171	3.5%	329	6.2%

	4,882	100.0%	5,279	100.0%
M&S
EFT Platform	9,933	95.6%	9,794	94.7%
Other	452	4.4%	549	5.3%

	10,385	100.0%	10,343	100.0%

Professional Services (all EFT Platform)	900	100.0%	1,283	100.0%

Total Revenue
EFT Platform	15,544	96.1%	16,027	94.8%
Other	623	3.9%	878	5.2%

	$16,167	100.0%	$16,905	100.0%

Index

Our total revenue decreased 4.4%. Revenue from our EFT platform products and services decreased 3.0%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising 3.9% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

EFT Platform Products

License revenue from our EFT platform products decreased 4.8%. This decrease was primarily due to an unusually large number of potential customers deferring their buying decisions to later periods as a result of their assessment of business factors unique to each of them and a change in our lead generation strategy toward the end of 2017 which lead to a temporary drop in selling opportunities in 2018. While the second half of the 2018 six months saw a marked improvement, it was not enough to offset the effects of these events attributable to the first half of the 2018 six months.

To improve our ability to successfully sell existing EFT platform products as well as new products produced by our software engineering team, we continued to make and will continue to make, ongoing changes in sales and marketing personnel and activities including:

●	Aligning our sales group to enhance its industry and geographic focus.
●	Implementing new sales and marketing campaigns.
●	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

M&S revenue from our EFT platform products increased 1.4% primarily due to:

●

Ongoing license sales since a majority of license sales are accompanied by an M&S contract. The change in M&S revenue typically lags behind the related change in license revenue because license sales are recognized as revenue in full in the period the license is delivered while the related M&S revenue is recognized in future periods as those services are delivered.

●

Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to our customers.

Our professional services revenue decreased $383,000 which is a decrease of 30%. This decrease was primarily related to the decreased license revenue from our EFT platform since there generally is a direct relationship between the licenses our customers purchase and their need for professional services and lower headcount in our professional services department which resulted in less resources available to deliver these services.

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

Index

Other Products

In mid-2016, we announced that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our Mail Express, WAFS, CuteFTP, and TappIn products that collectively constitute less than 5% of our total revenue, in the future we would de-emphasize these stand-alone products that are not part of our EFT platform. Accordingly, during the second half of 2016, we curtailed our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 29% in the 2018 six months compared to the 2017 six months. Our future focus will be on our EFT platform such that we expect to see a continuing decline in revenue from these other products although we do expect them to continue to produce a modest contribution margin that contributes to our future profitability.

Cost of Revenues. These expenses are associated with the production, delivery and support of our products and services. We believe it is most meaningful to view cost of revenues as a percent of the revenues to which those costs relate since many of those costs are variable relative to revenue.

Cost of license revenue consists primarily of:

●

Amortization of capitalized software development costs we incur when producing our software products. This amortization begins when a product is ready for general release to the public and generally is an expense that is not directly variable relative to revenue.

●	Royalties we pay to use software developed by others for certain features of our products that is generally an expense that is variable relative to revenue.
●	Fees we pay to third parties who provide services supporting our SaaS and cloud-based subscription solutions that generally have components that are both variable and not variable relative to revenue.

Cost of M&S revenue and cost of professional services revenue consist primarily of salaries and related costs of our employees and third parties we use to deliver these services.

Cost of software license revenue was relatively flat and as a percent of software license revenue was 30.8% in the 2018 six months as compared to 28.6% in the 2017 six months. While the change in absolute dollars was minimal, the cost as a percent of the related revenue increased primarily due to the amortization of capitalized software development costs which is a cost that does not fluctuate based upon the number of units sold. The increase in amortization of capitalized software development cost was offset by a combination of lower royalty expense and an increase in third-party hosting fees for our SaaS products which resulted in a negligible decrease in overall costs.

Cost of M&S revenue as a percent of M&S revenue was 10.2% in the 2018 six months as compared to 8.1% in the 2017 six months. Cost of revenue for M&S in absolute dollars increased by 26.7%. These increases were a combination of increasing our headcount in our customer support department and the decision by the U.S. Army to consolidate certain of their operations resulting in the non-renewal of their M&S contract in September of 2017.

Cost of professional services revenue as a percent of that revenue was 68.4% in the 2018 six months as compared to 55.9% in the 2017 six months. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 14.1% due to a decrease in our professional services revenue for the reasons discussed above.

Sales and Marketing. We believe it most meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 37.1% of total revenue for the 2018 six months compared to 38.4% of total revenue for the 2017 six months. In absolute dollars these expenses decreased 7.5%, due primarily to decreased sales commissions due to lower sales and a change in the way in which we compensate our sales people and decreased marketing expenses due to a decrease in our spending for content syndication in order to instead use those resources to enhance our business development representative program.

Index

General and Administrative. These expenses increased 8.1% primarily due to a one-time share based compensation expense related to modification of certain stock options of our former Chief Financial Officer, offset by a credit to bad debt expense as a result of reducing the balance in our allowance for doubtful accounts to better reflect our potential exposure.

Legal and Professional. These expenses increased 390% or $2.2 million due to an increase of professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation described in note 12 of the notes to our condensed consolidated financial statements

Research and Development. The overall profile of our research and development activities was as follows ( $in thousands):

	Six Months Ended June 30,
	2018	2017
R&D expenditures expensed	$1,358	$1,935
R&D expenditures capitalized	792	938
Total R&D expenditures (non-GAAP measurement)	$2,150	$2,873

Our total R&D expenditures decreased 25.2% primarily due to a reduction of expenses related to researching technologies available from third parties and shortages of qualified software engineers and technical personnel that caused some of our open positions that arise during the normal course of business to take longer to fill.

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

Interest Income (Expense), Net.     Other income consists primarily of interest income earned on certificates of deposit. This income increased 6.8% during the 2018 six months as compared to the 2017 six months due to an increase in the rate of interest on certain of our certificates.

Income Taxes. Our effective tax rate differed from the federal statutory tax rate of 21% for the 2018 six months and 34% for the 2017 six months primarily due to:

●	Certain expenses in our consolidated financial statements, such as a portion of meals and entertainment expenses and stock based compensation that are not deductible on our federal income tax return.
●	State income taxes included in income tax expense in our financial statements.

Offset by:

●

The domestic production activities deduction (in the 2017 six months) and the research and development credit that are tax credit incentives that serve to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.

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

During the 2018 quarter and 2017 quarter, we earned approximately 15% and 12%, respectively, of our revenue from a single third party channel distributor who purchases products from us and resells them to their customers. During the 2018 six months and 2017 six months, we earned approximately 14% and 13%, respectively, of our revenue from the same third-party channel distributor. Approximately 23% of our accounts receivable as of June 30, 2018 were due from this distributor. We have since received payment for substantially all of these accounts receivable.

We earned approximately 26% of our revenue from customers outside the United States during the 2018 quarter and the 2017 quarter, and 28% and 24% for the 2018 six months and 2017 six months, respectively. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to our sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting, the company’s disclosure controls and procedures were not effective as of June 30, 2018.

As previously reported in our 2017 Form 10-K, filed with the Securities and Exchange Commission on June 14, 2018, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2017 and is in the process of remediation as of June 30, 2018.

We had material weaknesses in our control environment and monitoring:

●

We did not implement effective oversight of our finance and accounting processes (including organizational structure and reporting hierarchy), which impacted our ability to make appropriate decisions regarding revenue recognition.

●

We did not effectively design and implement appropriate oversight controls over our period-end financial closing and reporting processes, and our review controls were not sufficient to ensure that errors regarding revenue recognition would be detected.

●	We did not effectively monitor (review, evaluate and assess) the risks associated with key internal control activities that provide the revenue information contained in our financial statements.

We had material weaknesses related to internal control monitoring and activities to support the financial reporting process:

●	We did not maintain effective controls over the invoicing process to ensure that proper supporting documentation was received prior to preparing invoices.
●	We did not maintain effective controls over the revenue recognition process to ensure revenue was only recognized when all four criteria of our revenue recognition policy were met.

Index

This section of Item 4, “Controls and Procedures,” should be read in conjunction with Item 9A, “Controls and Procedures,” included in our 2017 Form 10-K, for additional information on Managements Report on Internal Control over Financial Reporting.

Status of Remediation Plan

We designed a remediation plan to strengthen our internal control over financial reporting and haven taken, and will continue to take, remediation steps to address the material weaknesses described above. We also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal controls over financial reporting.

Our remediation plan includes the following:

●

We have clearly defined and communicated to the sales and finance teams the management-approved, standard terms and conditions that may be offered to customers during the sales process and require appropriate management approval of requested deviations from these standard terms and conditions before a sale is consummated with a customer and a sales invoice is created.

●

We have created and implemented a policy communicated to the sales and finance teams clearly stating that all terms and conditions of agreements with customers are to be recorded in writing, communicated to finance and accounting personnel, and recorded in our permanent records prior to the creation of a sales invoice.

●

Beginning in September 2018, we intend to conduct periodic training sessions and briefings on a quarterly basis to communicate to our sales and finance teams our policies and procedures regarding our standard terms and conditions that we offer to customers and our policies and procedures related to documentation and approval on any deviations from those standard terms and conditions.

●

We have enhanced the breadth and depth of our review of all sales invoices and their underlying supporting documentation. We have performed extensive training sessions with our finance and accounting personnel to review all sales invoices and their underlying supporting documentation to help identify any unusual items which may need further analysis to determine appropriate revenue recognition. We have ensured that all finance and accounting personnel are involved in the recognition of revenue to promote transparency and accuracy.

●

We have established a total invoice dollar amount threshold over which finance and accounting personnel must examine all actual invoices and underlying supporting documentation to confirm the purchase by the customer and the appropriate revenue recognition profile.

●

We have published guidelines that personnel can reference which set forth the requirements to be met for revenue to be recognized from a sale transaction and will be conducting periodic meetings on a quarterly basis, beginning in the third quarter with the sales and finance teams to educate and remind them of these guidelines.

Our management is monitoring the effectiveness of these and other processes, procedures and controls and will make any further changes deemed appropriate. Our management believes the foregoing actions will effectively remediate the material weaknesses. However, our material weaknesses will not be considered remediated until the above controls are in place for a period of time, the controls are tested and management concludes that these controls are properly designed and operating effectively.

Changes in Internal Control over Financial Reporting

Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Annual Meeting

On August 7, 2018, the Board of Directors of GlobalSCAPE, Inc. (“GlobalSCAPE” or the “Company”) determined that the Company’s 2018 annual meeting of stockholders (the “2018 Annual Meeting”) will be held on October 10, 2018, at 9:00 a.m., local time, at the Company’s corporate headquarters or at such other time and location to be determined by the authorized officers and set forth in the Company’s proxy statement for the 2018 Annual Meeting, and established August 17, 2018 as the record date for determining stockholders entitled to notice of, and to vote at, the 2018 Annual Meeting.

The 2018 Annual Meeting is more than 30 days from the first anniversary of the Company’s 2017 annual meeting of stockholders, which was held on May 10, 2017. As a result, stockholders of the Company who wish to have a proposal considered for inclusion in the Company’s proxy materials for the 2018 Annual Meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), must provide written notice that is received by the Corporate Secretary at the Company’s corporate headquarters, 4500 Lockhill-Selma Road, Suite 150, San Antonio, Texas 78249, on or before August 24, 2018, which the Company has determined to be a reasonable time before it expects to make its proxy materials available. Stockholder proposals intended to be considered for inclusion in the Company’s proxy materials for the 2018 Annual Meeting must comply with the requirements, including the deadline set forth above, as well as all the applicable rules and regulations promulgated by the Securities and Exchange Commission under the Exchange Act.

In addition, pursuant to the Company’s bylaws, stockholders who wish to present a proposal of business or nominate a director at the 2018 Annual Meeting but do not intend for the proposal to be included in the Company’s Proxy Statement under Rule 14a-8 must provide written notice that is received by the Corporate Secretary at the Company’s corporate headquarters on or before August 20, 2018. Any such written notice must be directed to the attention of the Company’s Corporate Secretary at the Company’s corporate headquarters and must comply with the applicable provisions of the Company’s bylaws, as amended.

The Company issued a press release announcing the 2018 Annual Meeting on August 8, 2018.     A copy of the press release is included as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Strategic Change

On August 8, 2018, the Company announced a set of cost reduction actions designed to concentrate resources on key strategic opportunities. These changes are part of an initiative to focus on the company’s flagship offering of EFT and to be a stronger technological partner to existing customers while remaining agile and responsive to market demands.

The actions in this plan include the Company initiating a targeted reduction of our global workforce by 30%. We made significant reductions in the following areas: Marketing, Sales and Product Development. The majority of the impact is within North America. Additionally, program-level savings will reach into all departments throughout the execution of these actions.

Index

The Company estimates that it will incur total costs in connection with the Restructuring Plan of approximately $400,000; primarily for severance and termination benefits which will consist of cash expenditures. The Company expects this Restructuring Plan to result in a significant annualized total reduction in spending.

Appointment of Chief Financial Officer

On August 8, 2018, Karen Young, formerly the Company’s Interim Chief Financial Officer, was appointed Chief Financial Officer. In connection with her appointment, Ms. Young’s annual salary was set at $200,000 and the Company agreed to grant Ms. Young options to purchase a total of 100,000 shares of common stock.

Ms. Young will also be eligible for an annual bonus of up to 35% of her annual salary pursuant to the terms of the Company’s annual bonus plan. Ms. Young will also receive a one-time bonus of $5,000.

The Company issued a press release announcing the appointment on August 8, 2018. A copy of the press release is included as Exhibit 99.3 to this Quarterly Report on Form 10-Q.

Ms. Young previously served as GlobalSCAPE’s Interim Chief Financial Officer since March 2018 and prior to this she served as the Company’s Controller since January 2015. From June 2014 to January 2015, Ms. Young was the owner of a CPA practice in which she provided accounting and managerial consulting services to businesses. Prior to operating her own CPA practice, Ms. Young served as Controller of PIC Business Systems, Inc., a provider of web-based integrated Enterprise Resource Planning solutions, where she worked from May 1995 to August 1999 and again from December 2001 to June 2014. At PIC Business Systems, Inc., Ms. Young prepared the company’s financial statements and was responsible for oversight of the company’s accounting department and other administrative functions. Between her time at PIC Business Systems, Ms. Young worked for a public accounting firm working mainly in the tax area. Ms. Young began her career at Valero Energy Corporation, an independent petroleum refiner, where she focused on budgeting and forecasting for the company and its subsidiaries.

Ms. Young is a Certified Public Accountant with over 20 years of experience as a corporate controller. She has a B.B.A. in Accounting from The University of Texas at San Antonio and is a member of the Texas Society of Certified Public Accountants.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 8, 2018

99.2	Press Release dated August 7, 2018

99.3	Press Release dated August 8, 2018

101	Interactive Data File.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

August 9, 2018	By:	/s/ Karen J. Young
Date		Karen J. Young
Chief Financial Officer