Form 10-Q
period 2018-09-30
GLOBALSCAPE INC
filed 2018-11-08
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018.

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

210-308-8267

Registrant’s Telephone Number, Including Area Code

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of September 30, 2018 there were 17,968,268 shares of common stock outstanding.

Index

GlobalSCAPE, Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2018

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

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,630	$11,583
Certificates of deposit, short term	1,530	4,291
Accounts receivable, net	4,853	5,925
Federal income tax receivable	740	822
Prepaid and other current assets	3,173	675
Total current assets	19,926	23,296

Certificates of deposit, long term	-	11,503
Capitalized software development costs, net	3,384	3,786
Goodwill	12,712	12,712
Deferred tax asset, net	330	651
Property and equipment, net	442	481
Other assets	577	84
Total assets	$37,371	$52,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,982	$1,900
Accrued expenses	3,378	1,671
Deferred revenue	12,341	13,315
Total current liabilities	17,701	16,886

Deferred revenue, non-current portion	2,795	3,735
Other long term liabilities	128	176

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 22,382,862 and 22,196,712 shares issued: 17,968,268 and 21,793,131 outstanding at September 30, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	25,106	23,793
Treasury stock, 4,414,594 and 403,581 shares, at cost, at September 30, 2018 and December 31, 2017, respectively	(18,714)	(1,452)
Retained earnings	10,333	9,353
Total stockholders’ equity	16,747	31,716
Total liabilities and stockholders’ equity	$37,371	$52,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Operating Revenues:
Software licenses	$2,843	$2,488	$7,726	$7,768
Maintenance and support	5,488	5,360	15,872	15,702
Professional services	649	368	1,549	1,652
Total Revenues	8,980	8,216	25,147	25,122
Cost of revenues:
Software licenses	721	725	2,225	2,234
Maintenance and support	514	446	1,574	1,283
Professional services	264	402	880	1,120
Total cost of revenues	1,499	1,573	4,679	4,637
Gross profit	7,481	6,643	20,468	20,485
Operating expenses:
Sales and marketing	2,261	3,079	8,229	9,564
General and administrative	1,589	1,573	4,883	4,607
Legal and professional	1,510	1,002	4,235	1,550
Severance	381	-	488	21
Research and development	368	594	1,654	2,530
Total operating expenses	6,109	6,248	19,489	18,272
Income from operations	1,372	395	979	2,213
Interest income (expense), net	(93)	75	63	221
Income before income taxes	1,279	470	1,042	2,434
Income tax expense	281	194	386	870
Net income	$998	$276	$656	$1,564
Comprehensive income	$998	$276	$656	$1,564

Net income per common share -
Basic	$0.05	$0.01	$0.03	$0.07
Diluted	$0.05	$0.01	$0.03	$0.07

Weighted average shares outstanding:
Basic	21,688	21,792	21,746	21,672
Diluted	21,940	22,247	22,044	22,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net income	$656	$1,564
Items not involving cash at the time they are recorded in the statement of operations:
Provision (recoveries) for doubtful accounts receivable	(64)	15
Depreciation and amortization	1,641	1,604
Share-based compensation	972	1,053
Deferred taxes	61	28
Subtotal before changes in operating assets and liabilities	3,266	4,264
Changes in operating assets and liabilities:
Accounts receivable	1,136	1,798
Prepaid and other current assets	(1,868)	163
Deferred revenue	(1,914)	(1,526)
Accounts payable	82	448
Accrued expenses	1,707	404
Other assets	116	154
Accrued interest receivable	-	(195)
Other long-term liabilities	(48)	22
Federal income tax receivable	82	(759)
Net cash provided by operating activities	2,559	4,773
Investing Activities:
Software development costs capitalized	(1,057)	(1,464)
Purchase of property and equipment	(143)	(249)
Redemption of Certificates of Deposit	14,264	-
Net cash provided by (used in) investing activities	13,064	(1,713)
Financing Activities:
Proceeds from exercise of stock options	341	471
Purchase of Treasury Stock	(17,262)	-
Dividends paid	(655)	(979)
Net cash used in financing activities	(17,576)	(508)
Net increase (decrease) in cash	(1,953)	2,552
Cash at beginning of period	11,583	8,895
Cash at end of period	$9,630	$11,447

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax payments	$238	$1,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except number of shares)
(unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2016	21,920,912	$22	$21,756	$(1,452)	$9,289	29,615

Shares issued upon exercise of stock options	191,500		458			458
Stock-based compensation expense
Stock options			533			533
Restricted stock	80,000		138			138
Common stock cash dividends, $0.030 per share					(652)	(652)
Net income					1,288	1,288
Balance at June 30, 2017	22,192,412	$22	$22,885	$(1,452)	$9,925	$31,380

Shares issued upon exercise of stock options	4,300		14			14
Stock-based compensation expense
Stock options			296			296
Restricted stock			85			85
Common stock cash dividends, $0.015 per share					(327)	(327)
Net income					276	276
Balance at September 30, 2017	22,196,712	$22	$23,280	$(1,452)	$9,874	$31,724

Stock-based compensation expense
Stock options			428			428
Restricted stock			85			85
Common stock cash dividends, $0.015 per share					(328)	(328)
Net income					(193)	(193)
Balance at December 31, 2017	22,196,712	$22	$23,793	$(1,452)	$9,353	$31,716

Retained Earnings Adjustment due to ASC 606					979	979
Stock-based compensation expense
Stock options			742			742
Restricted stock	80,000		120			120
Common stock cash dividends, $0.030 per share					(655)	(655)
Net Income					(342)	(342)
Balance at June 30, 2018	22,276,712	$22	$24,655	$(1,452)	$9,335	$32,560

Purchase of Treasury Stock				(17,262)		(17,262)
Cancellation of Restricted Stock	(40,000)					-
Shares issued upon exercise of stock options	146,150		341			341
Stock-based compensation expense
Stock options			110			110
Net Income					998	998
Balance at September 30, 2018	22,382,862	$22	$25,106	$(18,714)	$10,333	$16,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2018 and For the Three and Nine

Months Then Ended

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc., together with its wholly-owned subsidiary (collectively referred to as the “Company”, “GlobalSCAPE”, “we”, “us” or “our”), provides secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. Our solution portfolio facilitates transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities. Our primary product is Enhanced File Transfer, or EFT. We have other products that complement our EFT product.

In June 2017, we introduced a data integration product that we planned to sell under the brand name Kenetix. We licensed the technology for this product from a third party. We experienced issues with the third-party technology and suspended marketing of the product. We have settled the dispute with the third-party and have accrued a liability in these financial statements in the amount of the settlement, including any anticipated settlement fees.

We also market other products that are synergistic to EFT including Mail Express, WAFS, and CuteFTP. Collectively, these products aimed at consumers and small businesses, constitute less than 5% of our total revenue.

Throughout these notes unless otherwise noted, our references to the 2018 quarter and the 2017 quarter refer to the three months ended September 30, 2018 and 2017, respectively. Our references to the 2018 nine months and the 2017 nine months refer to the nine months ended September 30, 2018 and 2017, respectively.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the United States Securities and Exchange Commission, or SEC. Accordingly, they do not include all information and footnotes required under United States generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Quarterly Report on Form 10-Q, or this Report, should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on June 14, 2018, which we refer to as the 2017 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2017 Form 10-K and in this Report.

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

Reclassification of Expenses

We have revised the classification of certain of our operating expenses. To ensure comparability between periods, we revised the previous period financial statements presented to conform to the method of presentation in the current period financial statements. These reclassifications had no impact on the net income for the periods presented or total stockholders’ equity at September 30, 2018.

Revenue Recognition

Products and Services

We earn revenue by delivering the following software products and services:

●

Perpetual software licenses under which customers install our products in their information systems environment on computers they manage, own or otherwise procure from a cloud services provider. Customers also deploy our products with cloud services providers in a BYOL environment.

●	Cloud-based, hosted SaaS solutions that we sell on an ongoing subscription basis resulting in our earning recurring, monthly subscription and usage fees to access the service.
●	Maintenance and support services, or M&S, that generally consist of telephone support and access to unspecified future software upgrades.
●	Professional services for product integration and configuration that generally do not significantly modify our software products.

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

Index

The delivery of our software products and services generally does not involve any variable consideration, financing components or consideration payable to a customer such as rebates or other incentives that reduce amounts owed to us by customers.

Deferred Revenue Classification and Activity

Deferred revenue related to services we will deliver within one year is presented as a current liability. Deferred revenue related to services that we will deliver more than one year into the future is presented as a non-current liability.

The activity in our deferred revenue balances has been as follows ($in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Deferred revenue, beginning of period	$16,013	$16,160	$17,050	$17,445
Deferred revenue resulting from new contracts with customers	4,764	4,769	14,321	14,214
Deferred revenue at the beginning of the period that was amortized to revenue	(5,113)	(4,554)	(14,727)	(14,370)
Deferred revenue arising during the period that was amortized to revenue	(528)	(456)	(1,508)	(1,370)
Deferred revenue, end of period	$15,136	$15,919	$15,136	$15,919

Multi-Element Transactions

At the time customers purchase perpetual software licenses, they also typically purchase M&S although it is not mandatory. We do not sell separate M&S to subscribers to our SaaS solutions as M&S is provided as part of their SaaS subscription. Customers may also purchase professional services at the time they purchase perpetual software licenses or a SaaS subscription. Each of the components of these multi-element transactions is a separately identifiable performance obligation.

For multi-element transactions, we allocate the transaction price to each performance obligation on a relative stand-alone selling price basis. We determine that stand-alone selling price for each item at the inception of the transaction involving these multiple elements.

We sell, as stand-alone transactions, renewals of pre-existing M&S contracts, professional services to customers seeking assistance with products they have previously purchased from us, or SaaS subscriptions to customers not requiring any of our other products or services. Accordingly, we are able to estimate the stand-alone selling price of these items based upon our observation of those transactions. Since most of our sales of perpetual software licenses are part of multi-element transactions that also involve M&S and/or professional services, and because the selling price of those licenses can vary significantly among customers, we use the residual approach under FASB Accounting Standards Codification Top 606, or ASC 606, to estimate the selling price of perpetual software licenses in a multi-element transaction by reference to the total transaction price less the sum of the observable stand-alone selling prices of M&S and/or professional services.

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

Index

Contract Assets

We generally bill customers for professional services when we have fully delivered the services specified in the contract. We may incur costs in delivering the services prior to that time. Such costs are generally not material. Accordingly, we do not record a contract asset for professional service engagements in process but not yet billed.

Incremental Costs of Obtaining a Contract to Deliver Goods and Services

We incur incremental costs in the form of sales commissions paid to our sales personnel and royalties on certain products paid to third parties. These are costs we would not incur if we did not obtain a contract to deliver our goods and services. We account for these costs as follows:

●

If the costs are associated with products and services for which we recognize revenue at a fixed point in time (primarily sales of perpetual software licenses and professional services), we expense these costs in full at the time we recognize that revenue.

●

If the costs are associated with services for which we recognize revenue over time (primarily sales of M&S and SaaS subscriptions) for which we believe it is likely that the contract for those services will be renewed for additional terms in the future, provided we deem these costs to be recoverable, we record these costs as a deferred expense asset and amortize that cost to expense as follows:

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

Our activity in deferred costs of obtaining a contract to deliver goods and services has been as follows ($in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Deferred expense, beginning of period	$1,172	$1,240
Deferred expense resulting from new contracts with customers	149	496
Deferred expense amortized to expense	(216)	(631)
Deferred expense, end of period	$1,105	$1,105

At September 30, 2018, $598,000 was recorded in prepaid and current other assets and $507,000 was recorded in other assets in our condensed consolidated balance sheet.

The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

Index

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheet
(in thousands)
As of September 30, 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical
Assets
Current assets:
Cash and cash equivalents	$9,630		$9,630
Certificates of deposit, short term	1,530		1,530
Accounts receivable, net	4,853	(75)	4,778
Federal income tax receivable	740	50	790
Prepaid and other current assets	3,173	(598)	2,575
Total current assets	19,926	(623)	19,303

Capitalized software development costs, net	3,384		3,384
Goodwill	12,712		12,712
Deferred tax asset, net	330	161	491
Property and equipment, net	442		442
Other assets	577	(508)	69
Total assets	$37,371	$(970)	$36,401

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,982		1,982
Accrued expenses	3,378	(75)	3,303
Deferred revenue	12,341		12,341
Total current liabilities	17,701	(75)	17,626

Deferred revenue, non-current portion	2,795		2,795
Other long term liabilities	128		128

Stockholders' Equity:
Preferred stock	-		-
Common stock	22		22
Additional paid-in capital	25,106		25,106
Treasury stock	(18,714)		(18,714)
Retained earnings	10,333	(895)	9,438
Total stockholders’ equity	16,747	(895)	15,852

Total liabilities and stockholders’ equity	$37,371	$(970)	$36,401

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Income
(in thousands, except per share amounts)
For the Three Months Ended September 30, 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical

Operating revenues:
Software licenses	$2,843		$2,843
Maintenance and support	5,488		5,488
Professional services	649		649
Total revenues	8,980	-	8,980
Costs of revenues
Software licenses	721	(28)	693
Maintenance and support	514		514
Professional services	264		264
Total costs of revenues	1,499	(28)	1,471
Gross Profit	7,481	28	7,509
Operating expenses
Sales and marketing	2,261	(23)	2,238
General and administrative	1,589		1,589
Legal and professional	1,510		1,510
Severance	381		381
Research and development	368		368
Total operating expenses	6,109	(23)	6,086
Income from operations	1,372	51	1,423
Interest income (expense), net	(93)		(93)
Income before income taxes	1,279	51	1,330
Income tax expense	281	11	292
Net income	$998	$40	$1,038
Comprehensive income	$998	$40	$1,038

Net income per common share - basic	$0.05	$0.00	$0.05

Net income per common share - diluted	$0.05	$0.00	$0.05

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Operations and Comprehensive Income
(in thousands, except per share amounts)
For the Nine Months Ended September 30, 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical

Operating revenues:
Software licenses	$7,726		$7,726
Maintenance and support	15,872		15,872
Professional services	1,549		1,549
Total revenues	25,147	-	25,147
Costs of revenues
Software licenses	2,225	(42)	2,183
Maintenance and support	1,574		1,574
Professional services	880		880
Total costs of revenues	4,679	(42)	4,637
Gross Profit	20,468	42	20,510
Operating expenses
Sales and marketing	8,229	(92)	8,137
General and administrative	4,883		4,883
Legal and professional	4,235		4,235
Severance	488		488
Research and development	1,654		1,654
Total operating expenses	19,489	(92)	19,397
Income from operations	979	134	1,113
Interest income (expense), net	63		63
Income before income taxes	1,042	134	1,176
Income tax expense	386	50	436
Net income	$656	$84	$740
Comprehensive income	$656	$84	$740

Net income per common share - basic	$0.03	$0.00	$0.03

Net income per common share - diluted	$0.03	$0.00	$0.03

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
For the Nine Months Ended September 30, 2018
(unaudited)

	As Reported	Effect of ASC 606	ASC 605 Historical

Operating Activities:
Net Income	$656	84	$740
Items not involving cash at the time they are recorded in the statement of operations:
Provision (recoveries) for doubtful accounts receivable	(64)		(64)
Depreciation and amortization	1,641		1,641
Share-based compensation	972		972
Deferred taxes	61		61
Subtotal before changes in operating assets and liabilities	3,266	84	3,350
Changes in operating assets and liabilities:
Accounts receivable	1,136	(75)	1,061
Prepaid and other current assets	(1,868)	(134)	(2,002)
Deferred revenues	(1,914)		(1,914)
Accounts payable	82		82
Accrued expenses	1,707	75	1,782
Other assets	116		116
Accrued interest receivable	-		-
Other long-term liabilities	(48)		(48)
Federal income tax receivable	82	50	132
Net cash provided by operating activities	2,559	-	2,559
Investing Activities:
Software development costs	(1,057)		(1,057)
Purchase of property and equipment	(143)		(143)
Redemption of Certificates of Deposit	14,264		14,264
Net cash provided by investing activities	13,064	-	13,064
Financing Activities:
Proceeds from exercise of stock options	341		341
Purchase of treasury stock	(17,262)		(17,262)
Dividends paid	(655)		(655)
Net cash used in financing activities	(17,576)	-	(17,576)
Net increase in cash	(1,953)		(1,953)
Cash at beginning of period	11,583	-	11,583
Cash at end of period	$9,630	$-	$9,630

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-		$-
Income tax payments	$238		$238

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

Goodwill

Goodwill is not amortized. At least annually, we test goodwill for impairment at the reporting unit level using December 31 as the measurement date. We operate as a single reporting unit.

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

Capitalized Software Development Costs

When we complete research and development for a software product, have in place a program plan and a detailed program design or a working model of that software product, we capitalize production costs incurred for that software product from that point forward until it is ready for general release to the public. Thereafter, we amortize capitalized software production costs to expense using the straight-line method over the estimated useful life of that product, which is generally three years. We periodically assess the carrying value of capitalized software development costs and our method of amortizing them relative to our estimates of realizability through sales of products in the marketplace.

Research and Development

We expense research and development costs as incurred.

Index

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses. Advertising expense was approximately $172,000 and $480,000 in the 2018 quarter and the 2017 quarter, respectively, and $750,000 and $1,508,000 in the 2018 nine months and 2017 nine months, respectively.

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
•

We primarily use the simplified method to derive an expected term which represents an estimate of the time options are expected to remain outstanding. We use this method because our options are plain-vanilla options, and we believe our historical option exercise experience is not adequately indicative of our future expectations.

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

We account for uncertainty in income taxes using a two-step process to determine the amount of tax benefit to be recognized. First, we evaluate the tax position to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed “more-likely-than-not” to be sustained, we assess the tax position to determine the amount of benefit to recognize in the condensed consolidated financial statements. The amount of the benefit we recognize is the largest amount that we believe has a greater than 50 percent likelihood of being realized upon ultimate settlement. Unrecognized tax benefits represent tax positions for which reserves have been established.

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

Index

Recently Issued Accounting Pronouncements

FASB has issued the Accounting Standard Updates, or ASU described below that we believe may be relevant to our business and to the preparation of our condensed consolidated financial statements.

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

ASU 2017-04, Intangibles – Goodwill and Other (issued January 2017) - To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is an SEC filer is required to adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We expect that the application of ASU 2017-04 will not have a material effect on our condensed consolidated financial statements.

ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (issued June 2016) - This pronouncement provides guidance as to the treatment of transactions in a statement of cash flows with respect to eight specific cash flow issues. During 2017 and the first nine months of 2018, we had no transactions of the type cited in our Condensed Consolidated Statement of Cash Flows and do not anticipate having any such transactions in the foreseeable future. Accordingly, we do not expect this pronouncement to have a material effect on how we present items in our consolidated statement of cash flows.

ASU 2016-13, Financial Instruments – Credit Losses (issued June 2016) - Among the provisions of this ASU 2016-13 is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need consider only past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with consolidated financial statements we issue for the year ending December 31, 2020, and the quarterly periods during that year. We do not expect the amounts we report as accounts receivable in those future periods under this guidance to be materially affected relative to current guidance.

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

We have reviewed all recently issued accounting pronouncements. The pronouncements that we have already adopted did not have a material effect on our financial condition, results of operations, cash flows or reporting thereof, and except as otherwise noted above, we do not believe that any of the pronouncements that we have not yet adopted will have a material effect upon our financial condition, results of operations, cash flows or reporting thereof.

4.	Certificates of Deposit

Our certificate of deposit is held at a bank and will mature in October 2018. Certificates of deposit with contractual maturity dates less than one year from the balance sheet date are presented as current assets. Certificates of deposit with contractual maturity dates beyond one year from the balance sheet date are presented as non-current assets.

We measure these investments on a recurring basis using Level 1 of the fair value hierarchy prescribed by GAAP which results in them being presented at original cost plus accrued interest earned. There is no amortization of original cost associated with our certificates of deposit.

5.	Accounts Receivable, Net

We bill customers and issue invoices when we have delivered goods or services. In addition, when customers agree to purchase or renew M&S services, we bill and invoice customers at that time which could be before the date we begin delivering those services. In that event, we exclude from accounts receivable (and from the related deferred revenue, see Note 3) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our condensed consolidated financial statements. We continually assess the collectability of our accounts receivable. If we deem it less than probable that we will collect an amount due us, we write-off that balance against our allowance for doubtful accounts. Accordingly, we determine our accounts receivable, net, as follows ($ in thousands):

	September 30, 2018	December 31, 2017
Total invoices issued and unpaid	$5,324	$6,644
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(371)	(441)
Gross accounts receivable	4,953	6,203
Allowance for doubtful accounts	(100)	(278)
Accounts receivable, net	$4,853	$5,925

Index

6.     Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activities were as follows ($ in thousands):

	September 30,	December 31,
	2018	2017
Gross capitalized cost	$10,235	$9,179
Accumulated amortization	(6,851)	(5,393)
Capitalized software development costs, net	$3,384	$3,786

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amount capitalized	$264	$527	$1,057	$1,464
Amortization expense	(460)	(484)	(1,459)	(1,404)

	Released	Unreleased
	Products	Products
Gross capitalized amount at September 30, 2018	$9,624	$611
Accumulated amortization	(6,851)	-
Net capitalized cost at September 30, 2018	$2,773	$611

Future amortization expense:
Three months ending December 31, 2018	431
Year ending December 31,
2019	1,367
2020	857
2021	118
Total	$2,773

The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

7.      Deferred Revenue

As described in Note 5 regarding accounts receivable, when customers agree to purchase or renew M&S services, we bill and invoice our customers at that time which could be before the date we begin delivering those services. In that event, we exclude from deferred revenue (and from the related accounts receivable) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our financial statements. Accordingly, we determine our deferred revenue as follows ($ in thousands):

	September 30, 2018	December 31, 2017
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$15,507	$17,491
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(371)	(441)
Total deferred revenue	$15,136	$17,050

Deferred revenue, current portion	$12,341	$13,315
Deferred revenue, non-current portion	2,795	3,735
Total deferred revenue	$15,136	$17,050

Index

8.	Stock Options, Restricted Stock and Stock-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of our Board of Directors. Our stock-based compensation expense was as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Share-based compensation expense	$110	$381	$972	$1,053

Stock Options

We have granted stock options to our officers and employees under long-term equity incentive plans that originated in 2000, 2010 and 2016. During the 2018 quarter, we granted stock options only under the 2016 Employee Long-Term Equity Incentive Plan (the “2016 Plan”).

Provisions and characteristics of the options granted to our officers and employees under our long-term equity incentive plans include the following:

●	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of our Board of Directors.
●	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
●

Stock options we issue generally become exercisable ratably over a three-year period, expire ten years from the date of grant, and are exercisable for a period of ninety days after the end of employment.

●	Upon exercise of a stock option, we issue new shares from the shares of common stock we are authorized to issue.

We currently issue stock-based awards to our officers and employees only under the 2016 Plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of September 30, 2018, stock-based incentives for up to 3,955,830 shares remained available for issuance in the future under the 2016 Plan.

We have not previously issued any restricted stock under any of the Company’s plans.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2017	2,585,210	$3.34	6.77	$1,015
Granted	504,737	$3.67
Forfeited	(809,142)	$3.56
Exercised	(146,150)	$2.34
Outstanding at September 30, 2018	2,134,655	$3.40	6.59	$1,413

Exercisable at September 30, 2018	1,163,958	$3.09	4.60	$1,115

Index

Additional information about our stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average fair value of options granted	$1.57	$1.94	$1.56	$1.67
Intrinsic value of options exercised	$205,111	$9,284	$205,111	$351,893
Cash received from stock options exercised	$341,489	$13,440	$341,489	$471,789

Number of options that vested	72,748	28,570	511,900	430,724
Fair value of options that vested	$139,406	$44,843	$861,904	$698,442

Unrecognized compensation expense related to non-vested options at end of period	$1,286,260	$1,994,289	$1,286,260	$1,994,289
Weighted average years over which non-vested option expense will be recognized	2.15	2.11	2.15	2.11

Plan	Shares outstanding
2000 Stock Option Plan	25,000
2010 Employee LT Equity Incentive Plan	1,066,319
2016 Employee LT Equity Incentive Plan	1,043,336
Total shares outstanding at September 30, 2018	2,134,655

As of September 30, 2018
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$1.43 - $2.32	289,350	2.14	$1.86	289,350	$1.86
$2.34 - $3.52	708,636	5.77	$3.29	506,860	$3.23
$3.53 - $5.30	1,135,002	8.25	$3.86	366,081	$3.85
$5.44 - $5.44	1,667	0.24	$5.44	1,667	$5.44
Total options	2,134,655			1,163,958

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected volatility	48%	50%	48%	49%
Expected annual dividend yield	1.50%	1.50%	1.50%	1.50%
Risk free rate of return	2.80%	1.95%	2.75%	1.94%
Expected option term (years)	6.00	6.00	6.00	6.00

Restricted Stock Awards

Our 2015 Non-Employee Directors Long-Term Equity Incentive Plan (the “2015 Directors Plan”) provides for the issuance of either stock options or restricted stock awards for up to 500,000 shares of our common stock. Provisions and characteristics of this plan include the following:

●	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of our Board of Directors.
●

Restricted stock awards are initially issued as restricted shares with a legend restricting transferability of the shares until the recipient satisfies the vesting provision of the award, which is generally continuing service for one year subsequent to the date of the award, after which time the restrictive legend is removed from the shares.

Index

●	Restricted shares participate in dividend payments and may be voted.
●	As of September 30, 2018, stock based incentives for up to 280,000 shares remained available for issuance in the future under the 2015 Directors Plan.

9.	Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	Three months ended September 30,						Nine months ended September 30,
	2018			2017			2018			2017
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$166	$43	$209	$29	$146	$175	$243	$51	$294	$733	$33	$766
State	67	5	72	10	9	19	82	10	92	109	(5)	$104
Total	$233	$48	$281	$39	$155	$194	$325	$61	$386	$842	$28	$870

Deferred income taxes on our consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	September 30,	December 31,
	2018	2017
Deferred tax assets:
Deferred revenue	$829	$775
Share-based compensation	302	351
Compensation and benefits	55	111
Texas franchise tax R&D credit	189	185
Prepaid expenses not deductible for tax	-	84
Allowance for doubtful accounts	37	58
Net operating loss carryforward	5	20
Deferred state income taxes	51	61
Federal R&D credits	-	-
Accrued expenses not deducted for tax	5	9
Valuation allowance	(189)	(185)
Total deferred tax assets	1,284	1,469

Deferred tax liabilities:
Intangible assets	721	805
Book expenses deductible for tax purposes	232	-
Depreciable Assets	1	13
Total gross deferred tax liabilities	954	818

Net deferred tax assets	$330	$651

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

As of September 30, 2018, we had federal income tax net operating loss carryforwards of $23,000 available to offset future federal taxable income. We expect to fully utilize this net operating loss in 2018. If not used, this net operating loss expires in 2038.

Index

As of September 30, 2018, we had Texas Research and Development tax credit carryforwards of $189,000. We believe it is uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these carryforward credits. Accordingly, we have provided a valuation allowance for the full amount of these credit carryforwards. These carryforwards expire in years 2034 through 2038.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	Nine Months Ended September 30,
	2018	2017
Balance at beginning of period	$158	$121
Increases for tax positions related to the current year	10	16
Increases for tax positions related to prior years	-	16
Decreases for tax positions where the statue has expired	(48)	-
Balance at end of period	$120	$153

Our unrecognized tax benefit is related to research and development credits taken on our U.S. income tax returns in 2012, 2013, 2015, 2016, and 2017 and the uncertainty related to the realization of a portion of those credits based on prior experience. We believe it reasonably possible that we will not recognize any of our unrecognized tax benefits at least through December 31, 2018. If we realized and recognized any of our unrecognized tax benefits, such benefits would reduce our effective tax rate in the year of recognition.

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At September 30, 2018, no interest or penalties had been or were required to be accrued. We file income tax returns in the US and in various state jurisdictions with varying statues of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2011 with respect to our federal income tax returns and years prior to 2013 with respect to most of our state income tax returns. We do not file, and are not required to file, any foreign income tax returns.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income rate of 21% for the 2018 quarter and 2018 nine months and 34% for the 2017 quarter and 2017 nine months to income before income taxes as follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Income tax expense at federal statutory rate	$269	$160	$219	$828
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	58	16	89	67
Stock based compensation	14	37	164	121
Other	2	7	7	19
R&D tax credit uncertain tax position (net)	(45)	6	(38)	32
Research and development credit	(17)	(30)	(55)	(177)
Domestic production activities deduction	-	(2)	-	(20)
Income tax expense per the statements of operations	$281	$194	$386	$870

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

Index

10.	Earnings per Common Share

Earnings per share for the periods indicated were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Numerator for basic and diluted earnings per share:
Net income	$998	$276	$656	$1,564

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	21,688	21,792	21,746	21,672

Dilutive potential common shares
Stock options and awards	252	455	298	473
Denominator for diluted earnings per share	21,940	22,247	22,044	22,145

Net income per common share - basic	$0.05	$0.01	$0.03	$0.07
Net income per common share – diluted	$0.05	$0.01	$0.03	$0.07

As a result of our implementation of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016), the estimated proceeds resulting from equity compensation deductible for federal income tax purposes being greater than the associated stock-based compensation expense are no longer considered as part of the treasury stock method used in computing diluted earnings per share. This change had no material effect on our earnings per share computations.

11.	Dividends

We paid dividends during the 2018 nine months and 2017 nine months as follows:

Three Months Ended
	March 31, 2018	March 31, 2017	June 30, 2018	June 30, 2017	September 30, 2017
Dividend per share of common stock	$0.015	$0.015	$0.015	$0.015	$0.015
Dividend record date	March 9, 2018	February 23, 2017	June 8, 2018	May 23, 2017	August 23, 2017
Dividend payment date	March 23, 2018	March 8, 2017	June 22, 2018	June 8, 2017	September 8, 2017

12.	Commitments and Contingencies

Severance Payments

We have agreements with key personnel that provide for severance payments to them in the event of a “change in control” of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be approximately $1.3 million.

Index

Legal and Regulatory Matters

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017, on August 9, 2017, a securities class action complaint, Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cv-00753, was filed against the Company in the United States District Court for the Western District of Texas. On November 6, 2017, the Court appointed Irfan Rahman as lead plaintiff, and he filed the First Amended Complaint on July 26, 2018. The Amended Complaint names the Company, Matthew Goulet, James Albrecht, Thomas Brown, David Mann, Frank Morgan, and Thomas Hicks as defendants for allegedly making materially false and misleading statements regarding, inter alia, the Company’s previously reported financial statements. The Amended Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The Amended Complaint seeks unspecified damages, costs, attorneys’ fees, and equitable relief. The parties reached a settlement and submitted a Stipulation of Settlement to the Court on September 13, 2018. Under this settlement, the Company’s and Individual Defendants’ insurance carrier will provide the Class with a cash payment of $1,400,000, which includes the cash amount of any attorney’s fees or litigation expenses that the Court may award Lead Plaintiff’s counsel and costs Lead Plaintiff may incur in administering and providing notice of the settlement. In exchange, Lead Plaintiff has agreed that the settlement will include a dismissal of the Class Action with prejudice and a release of all claims against the Company and the Individual Defendants by the Class. This settlement was preliminarily approved by the Court on October 2, 2018. The Court has scheduled a hearing on December 18, 2018 to determine whether an Order and Final Judgment of the settlement should be entered. The settlement will not become effective until finally approved by the Court. The Company has accrued the $1,400,000 expense in the third quarter of 2018 and has also accrued a receivable of $1,400,000 as this settlement will be funded by our insurance carrier.

On October 12, 2018, the Company received a letter from a stockholder demanding that the Company take action to remedy alleged harm caused to the Company, including to remedy alleged breaches of fiduciary duties by certain current and/or former directors and executive officers of the Company (“the Derivative Demand”).  The stockholder alleges, inter alia, that certain current and former directors and executive officers violated their fiduciary duties beginning at least in July 2016, causing GlobalSCAPE to suffer damages by overstating financial results for the fourth quarter of 2016.

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

The Board has established a special litigation committee (“Special Litigation Committee”) consisting of Dr. Thomas Hicks and Frank Morgan to analyze and investigate claims that could potentially be asserted in stockholder derivative litigation related to facts connected to the claims and allegations asserted in the litigation related to the Restatement, the Section 220 Demand, and the Derivative Demand (the “Potential Derivative Litigation”). The Special Litigation Committee will determine what actions are appropriate and in the best interests of the Company, and decide whether it is in the best interests of the Company to pursue, dismiss, or consensually resolve any claims that may be asserted in the Potential Derivative Litigation. The Board determined that each member of the Special Litigation Committee is disinterested and independent with respect to the Potential Derivative Litigation. Among other things, the Special Litigation Committee has the power to retain counsel and advisors, as appropriate, to assist it in the investigation, to gather and review relevant documents relating to the claims, to interview persons who may have knowledge of the relevant information, to prepare a report setting forth its conclusions and recommended course of action with respect to the Potential Derivative Litigation, and to take any actions, including, without limitation, directing the filing and prosecution of litigation on behalf of the Company, as the Special Litigation Committee in its sole discretion deems to be in the best interests of the Company in connection with the Potential Derivative Litigation. The Special Litigation Committee’s findings and determinations shall be final and not subject to review by the Board and in all respects shall be binding upon the Company.

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

Index

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

13.	Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. In the 2018 quarter and 2017 quarter, we earned approximately 12% and 14%, respectively, of our revenue from such sales through our largest third-party channel distributor. During the 2018 nine months and 2017 nine months, we earned approximately 13% and 14%, respectively, of our revenue from such sales through our largest, third-party channel distributor. As of September 30, 2018, approximately 17% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

14.      Segment and Geographic Disclosures

In accordance with ASC 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located outside the United States accounted for approximately 30% of our total revenues in the 2018 quarter and 2017 quarter, and 29% and 26% for the 2018 nine months and 2017 nine months, respectively. Revenue derived from customers and partners in the United Kingdom were 13% of our revenue in the 2017 quarter. Each individual foreign country accounts for less than 10% of total revenue in the 2018 quarter.  We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of September 30, 2018.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Quarterly Report”), and any documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securitas Exchange Act of 1934, as amended (the “Exchange Act”). “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations. We have identified many of the forward-looking statements in this Quarterly Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 Form 10-K”) and other documents filed with the Securities and Exchange Commission (the “SEC”). Therefore, GlobalSCAPE’s actual results of operations and financial condition in the future could differ materially from those discussed in this Quarterly Report.

In the following discussion, our references to the 2018 quarter and the 2017 quarter refer to the three months ended September 30, 2018 and 2017, respectively. Our references to the 2018 nine months and the 2017 nine months refer to the nine months ended September 30, 2018 and 2017, respectively.

Overview

GlobalSCAPE, Inc., together with its wholly-owned subsidiary (collectively referred to as the “Company”, “GlobalSCAPE”, “we”, “us” or “our”), develops and sells computer software that provides secure information exchange, data transfer and sharing capabilities for enterprises and consumers. We have been in business for more than twenty years having sold our products to thousands of enterprises and more than one million individual consumers globally.

Our primary business is selling and supporting managed file transfer (“MFT”) software for enterprises. MFT software facilitates the transfer of data from one location to another across a computer network within a single enterprise or between multiple computer networks in multiple enterprises.

Our MFT products are based upon our Enhanced File Transfer (“EFT”) platform. This on-premise and cloud-based delivery platform emphasizes secure and efficient data exchange for virtually any organization. It enables business partners, customers and employees to share information safely and securely. The EFT platform provides enterprise-level security while automating the integration of back-end systems which are features often missing from traditional file transfer software. The EFT platform features built-in regulatory compliance, governance, and visibility controls to maintain data safety and security. It can replace legacy systems, homegrown servers, expensive leased lines and virtual area networks, all of which can be insecure, with a top-performing, scalable alternative. The EFT platform promotes ease of administration while providing the detailed capabilities necessary for complete control of a file transfer system.

We earn most of our revenue from the sale of products and services that are part of our EFT platform. Customers can purchase the capabilities of our EFT platform in two ways:

●

Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers that they own and/or manage. Our brand name for this product is EFT. Almost all customers who purchase EFT also purchase a maintenance and support (“M&S”), contract for which they pay us an annual recurring fee. Most of the revenue we have earned from our EFT platform products has been from sales of perpetual software licenses and related M&S.

●

As a software-as-a-service (“SaaS”), under which they pay us ongoing fees to access the capabilities of the EFT platform in the cloud. Through 2017, EFT Cloud was our SaaS offering of the EFT platform which users accessed for a flat monthly subscription fee. In January 2018, we introduced EFT Arcus, our SaaS offering for which users pay a base monthly subscription fee plus an additional variable amount based upon their metered usage of EFT Arcus resources.

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted less than 5% of our total revenue in the three months and nine months ended September 30, 2018. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so.

Index

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, marketing and sales will focus on this product line. We expect to expend minimal resources developing and selling our other products. We believe our EFT platform products and business capabilities are well-positioned to compete effectively in the market for these products. For a more comprehensive discussion of the products we sell and the services we offer, see “Software Products and Services” below.

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

We typically experience a high renewal rate for M&S services for our enterprise products so long as a customer continues using the licensed product they purchased from us. As a result, growing license revenue not only contributes to increasing revenue growth at the time the license is sold but also provides a foundation for future recurring revenue as M&S contracts are renewed over successive years. We expect this cumulative effect to continue to grow if we continue to increase enterprise software license revenue in future periods. For these reasons, we expect M&S revenue will remain a substantial part of our total revenue.

See “Comparison of the Consolidated Statement of Operations for the Three Months Ended September 30, 2018 and 2017” and “Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2018 and 2017” for a discussion of trends in our revenue growth that we monitor using this metric.

In the past, we reported bookings and potential future revenue as key business metrics. With the refinement of our revenue growth key business metric discussed above, we no longer rely on bookings or potential future revenue as key business metrics. We have determined that our revenue growth metric is the primary metric upon which we rely to measure the success of sales and marketing programs and our outlook for future revenue.

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

Index

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

Adjusted EBITDA is not a measure of financial performance under United States generally accepted accounting principles (“GAAP”). It should not be considered as a substitute for net income (loss) presented on our consolidated statement of operations and comprehensive income (loss). Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or without a simultaneous reading and consideration of our condensed consolidated financial statements prepared in accordance with GAAP.

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$998	$276	$656	$1,564
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	281	194	386	870
Interest (income) expense, net	93	(75)	(63)	(221)
Depreciation and amortization:
Total depreciation and amortization	522	547	1,641	1,604
Amortization of capitalized software development costs	(460)	(484)	(1,459)	(1,404)
Share-based compensation expense	110	381	972	1,053
Adjusted EBITDA	$1,544	$839	$2,133	$3,466

See “Comparison of the Consolidated Statement of Operations for the Three Months Ended September 30, 2018 and 2017” and “Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2018 and 2017” for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

Index

We earn over 90% of our revenue from the sale of MFT products and services that are part of our EFT platform. We have multiple revenue streams from the EFT platform that include:

●

Perpetual software licenses under which customers pay a one-time fee for the right to install our products in their information systems environment on computers they manage and either own or otherwise procure from a cloud services provider, including deploying our products at a cloud services provider in a bring-your-own-license, or BYOL, environment. Our brand name for this product is EFT. Historically, most of the revenue we have earned from our EFT platform products has been from sales of EFT perpetual software licenses and related M&S.

●

Cloud-based, SaaS solutions that we sell on an ongoing subscription basis. Through the end of 2017, EFT Cloud was our SaaS offering of the EFT platform which users accessed for a flat monthly subscription fee. In January 2018, we introduced EFT Arcus, our SaaS offering of the EFT platform going forward, for which users pay a base monthly subscription fee plus an additional variable amount based upon their metered usage of EFT Arcus resources.

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

In June 2017, we introduced a data integration product that we planned to sell under the brand name Kenetix. We licensed the technology for this product from a third party. We experienced issues with the third-party technology and suspended marketing of the product. We have settled the dispute with the third-party and have accrued a liability in these financial statements in the amount of the settlement, including any anticipated settlement fees.

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

Index

The EFT platform provides a common, scalable MFT environment that accommodates a broad family of accompanying modules to provide enterprises with increased security, automation, compliance and performance when compared to traditional FTP-based and email delivery systems. Various optional modules allow users to select the solution configuration most applicable to their requirements for auditing, reporting, encryption, ad hoc and web-based file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities.

General features and capabilities of the EFT platform include:

●

State-of-the-art, enterprise-level security when transferring information within or between computer networks as well as for collaboration with business partners, customers, and employees. EFT also provides automation that supports effective integration of back-end systems. It has built-in regulatory compliance, governance, and visibility controls to provide a means of safely maintaining information. EFT offers a high level of performance and scalability to support operational efficiency and maintain business continuity. Administrative tools provide for complete control and monitoring of file transfer activities.

●

Transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy, compliance and security requirements. In addition to enabling the secure, flexible transmission of critical information using servers, computers and a wide range of network-enabled mobile devices, our products also provide customers with the ability to monitor and audit file transfer activities.

●

Compliance with government regulations and industry standards relating to the protection of information while allowing users to reduce information systems and technologies costs, increase efficiency, track and audit transactions, and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing and collaboration, and continuous data backup and recovery.

During 2017 and the 2018 nine months, we continued to improve the features and capabilities of the EFT platform and announced several product upgrades that included:

●	EFT Insight, a new reporting platform to strengthen data governance and provide near real-time visibility into business-critical data flows and exchanges.
●	Cloud storage support capabilities with the Cloud Connector Module.
●	Remote Agent Module for streamlining and centrally managing the data exchanges with branch offices and remote locations.
●	Major enhancements for clustering and High Availability configuration.
●	Over a dozen major features in the Workspaces module to enhance sharing and collaboration capabilities.
●	Enhanced Web Transfer Client user access to improve user experience.
●	Improved SFTP security setting configuration to enable more visibility into security settings and help administrators ensure compliance.
●	Major update to the Advanced Workflow Engine (“AWE”) module.
●	New security features, including DMZ Gateway module enhancements and updates.

EFT Platform – Delivery Offerings

Our customers can purchase the capabilities of our EFT platform in two ways:

●

Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers that they own and or manage. The EFT platform purchased in this manner can also be used in a bring-your-own-license environment hosted by major cloud providers such as Amazon Web Services or Microsoft Azure. Almost all customers who purchase a perpetual license to use the EFT platform also purchase an M&S contract for which they pay us a recurring fee that is typically 20% to 30% of the perpetual license fee per year.

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

File Transfer Solution for Consumers - CuteFTP

CuteFTP is our original product introduced in 1996. It is a file transfer program generally used by individuals and small businesses. It generates incremental revenue for us at a relatively low cost. We believe current versions of CuteFTP appeal to users wanting features more robust than offered in free alternatives such that it will be a product competitive in the marketplace for the foreseeable future. We will continue selling CuteFTP as a stand-alone product and providing M&S services to customers, but will not invest significantly enhancing or marketing the product.

Professional Services

We offer a wide range of professional services to complement our on-premises and SaaS solutions. These services can include:

●	System integration and implantation
●	Business process and workflow planning
●	Policy development
●	Education and training
●	Solution health checks

Maintenance and Support

We offer M&S contracts to licensees of all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the terms of our M&S contract. Standard technical support services are provided via email and telephone during our regular business hours. For certain products, we offer a Platinum M&S contract which provides access to emergency technical assistance 24 hours per day, 7 days a week.

Most of our M&S contracts are for one year although we also sell multi-year contracts. M&S is purchased by substantially all buyers of our EFT platform as well as by many customers who purchase our other products. Customers with M&S contracts pay us a recurring, annual fee that is typically 20% to 30% of the software license price. A majority of our customers with M&S contracts renew them each year.

Employees

Our workforce is organized as follows:

	September 30,
Department	2018	2017
Sales and Marketing	36	56
Engineering	9	30
Professional Services	5	6
Customer Support	24	23
Management and Administration	16	19
Total	90	134

Index

On August 3, 2018, we implemented a plan to restructure our organization, which included a reduction in workforce of approximately 40 employees, representing approximately 30% of the Company’s total pre-restructuring workforce. We recorded a charge of $381,000 in the third quarter of 2018 relating to this reduction in force, consisting primarily of one-time severance payments and termination benefits. The Company’s goal in the restructuring is to better focus our workforce on retaining current customers, gaining incremental business from current customers, and winning new business in the market segments where we can leverage our expertise and long history as an EFT pioneer.

The Company expects for the realignment to result in a significant reduction in total expenses. Furthermore, to the extent that it can be successfully implemented without negatively impacting revenues or growth opportunities, the realignment offers an opportunity for the Company to realize significant increases in operating earnings in future periods, although there can be no assurance that any such increase will occur.

Solution Perspective and Trends

The components of our revenue are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Revenue By Type
License	$2,843	31.7%	$2,488	30.3%	$7,726	30.7%	$7,768	30.9%
M&S	5,488	61.1%	5,360	65.2%	15,872	63.1%	15,702	62.5%
Professional Services	649	7.2%	368	4.5%	1,549	6.2%	1,652	6.6%

Total Revenue	$8,980	100.0%	$8,216	100.0%	$25,147	100.0%	$25,122	100.0%

Revenue by Product Line
License
EFT Platform	$2,767	97.3%	$2,388	96.0%	$7,479	96.8%	$7,338	94.5%
Other	76	2.7%	100	4.0%	247	3.2%	430	5.5%

Total License Revenue	2,843	100.0%	2,488	100.0%	7,726	100.0%	7,768	100.0%

M&S
EFT Platform	5,270	96.0%	5,100	95.1%	15,202	95.8%	14,893	94.8%
Other	218	4.0%	260	4.9%	670	4.2%	809	5.2%

Total M&S Revenue	5,488	100.0%	5,360	100.0%	15,872	100.0%	15,702	100.0%

Professional Services (all EFT Platform)	649	100.0%	368	100.0%	1,549	100.0%	1,652	100.0%

Total Revenue
EFT Platform	8,686	96.7%	7,856	95.6%	24,230	96.4%	23,883	95.1%
Other	294	3.3%	360	4.4%	917	3.6%	1,239	4.9%

Total Revenue	$8,980	100.0%	$8,216	100.0%	$25,147	100.0%	$25,122	100.0%

Index

Revenue from our EFT platform products increased 10.6% for the 2018 quarter compared to the 2017 quarter and 1.5% for the 2018 nine months compared to the 2017 nine months. Revenue for our other product lines decreased 18.3% for the 2018 quarter compared to the 2017 quarter and 26.0% for the 2018 nine months compared to the 2017 nine months, which is consistent with our expectations as discussed below. For a more detailed discussion of these revenue trends, see “Comparison of the Consolidated Statement of Operations for the Three Months Ended September 30, 2018 and 2017” and “Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2018 and 2017”.

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

•

M&S revenue under contracts to provide ongoing product support and software updates to our customers. We recognize revenue ratably over the contractual period, which is typically one year, but can be up to three years.

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

We believe that continuing to offer licensed products installed on-premises for which we recognize revenue up-front and that carry with them a recurring M&S revenue stream is important to our future success. At the same time, we recognize that a migration of capabilities to a SaaS platform is attractive to a growing number of customers. We deliver our EFT platform in that manner through our EFT Cloud and Arcus products. While our SaaS revenue is not yet a material component of total revenue, a migration by customers to our EFT Cloud and Arcus products could create some near-term decreases in the growth rate of license revenue, and may result in similar decreases in future periods, because it typically takes approximately 24 to 36 months of SaaS revenue to yield total revenue equivalent to that realized up-front from the sale of a license for an on-premise installation.

We have developed and offered consumer product lines throughout our history that include EFT, Mail Express, WAFS, and CuteFTP. Each of these product lines addresses distinct needs in the marketplace. While we will continue to offer Mail Express as a stand-alone product for the time being, the engineering resources we allocate to this technology will focus on migrating it to becoming an integrated component of our EFT platform. We do not expect to expend significant resources in the future on expanding the features and capabilities of WAFS and CuteFTP although we will continue to sell those products and support them.

In continuing to develop our demand generation activities, we have made and continue to make ongoing changes in sales and marketing including:

●	Aligning our sales group to enhance its industry and geographic focus.
●	Implementing new sales and marketing campaigns.
●	Enhancing our support of channel partners and engaging them to sell our products through training, orientation and marketing programs.

Index

Liquidity and Capital Resources

Our total cash, cash equivalents, certificates of deposit and working capital positions were as follows ($ in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$9,630	$11,583
Short term certificates of deposit	1,530	4,291
Long term certificates of deposit	-	11,503
Total cash, cash equivalents and certificates of deposit	$11,160	$27,377

Current assets	$19,926	$23,296
Current liabilities	(17,701)	(16,886)
Working capital	$2,225	$6,410

At September 30, 2018, our certificate of deposit in current assets matures in October 2018.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Nine Months Ended September 30,
	2018	2017
Operating activities	$2,559	$4,773
Investing activities	13,064	(1,713)
Financing activities	(17,576)	(508)

Our cash provided by operating activities decreased during the 2018 nine months compared to the 2017 nine months primarily due to the following factors:

●

Accounts receivable decreasing $1.1 million during the 2018 nine months compared to decreasing $1.8 million during the 2017 nine months due primarily to more cash collected from customers in the 2017 nine months as a result of increased collection activities that concentrated on older, smaller outstanding receivables, which was not necessary in 2018.

Index

●	Accounts payable increasing $82,000 during the 2018 nine months compared to increasing $448,000 during the 2017 nine months due to normal variations in the timing of payments to our vendors.

●	Deferred revenue decreasing $1.9 million during the 2018 nine months compared to decreasing $1.5 million during the 2017 nine months due primarily to a decrease in multi-year renewals.

●

Prepaid and other current assets increasing $1.9 million in the 2018 nine months compared to decreasing $163,000 in the 2017 nine months due primarily to a receivable from our insurance carrier relating to legal expense and securities class action complaint described in Footnote 12.

●

Net income after considering items not involving cash at the time they are recorded in the statement of operations and comprehensive income, as set forth on our Condensed Consolidated Statements of Cash Flows, decreasing from $4.8 million in the 2017 nine months to $2.6 million in the 2018 nine months. “See Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2018 and 2017” for a discussion of the changes in the components of these amounts.

Offset by:

●

Accrued expenses increasing $1.7 million in the 2018 nine months compared to increasing $404,000 in the 2017 nine months due primarily to the accrual of a $1.4 million future payment related to the settlement of the securities class action complaint described in footnote 12 and the accrual of one-time severance payments and termination costs in association with the reduction in force.

●

Federal income tax receivable decreasing $82,000 in the 2018 nine months compared to increasing $759,000 in the 2017 nine months due primarily to paying $1.3 million more in income tax payments in the 2017 nine months as compared to the 2018 nine months.

The amount of cash we used for investing activities during the 2018 nine months increased compared to the 2017 nine months due primarily to:

●	The redemption of the majority of our certificates of deposit which caused an increase of $14.3 million in the 2018 nine months, for which no comparable event in the 2017 nine months occurred.

Offset by:

●

A decrease in the purchase of property and equipment as a result of remodeling of our sales and engineering office spaces in the 2017 nine months, for which there was no comparable event in the 2018 nine months.

●	A decrease in our software development costs capitalized due to the reduction in force which significantly reduced the headcount in our engineering department.

Financing activities used more cash during the 2018 nine months than during the 2017 nine months primarily due to:

●	The purchase of $17.2 million of our common stock, predominantly through our tender offer.
●

A decrease in proceeds received from the exercise of stock options during the 2018 nine months compared to the 2017 nine months as a result of a moratorium on issuing shares of common stock in 2018, which was lifted in August of 2018.

Offset by:

●	No dividend payment in the third quarter of 2018 compared to a dividend payment of approximately $328,000 in the third quarter of 2017.

Index

Contractual Obligations and Commitments

As of September 30, 2018, our contractual obligations and commitments consisted primarily of the following items:

●

An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $15.1 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.

●

Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

●	Operating lease for our office space.
●	Federal and state taxes.

Our non-cancellable, contractual obligations at September 30, 2018, consisted primarily of the following ($ in thousands):

	Amounts Due for the Period
	Three Months Ending December 31,	Fiscal Years
	2018	2019	2020	Thereafter	Total

Operating leases	$90	$120	$0	$0	$210

As of September 30, 2018, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	$ Change
	$ in thousands

Total revenues	$8,980	$8,216	$764
Total cost of revenues	1,499	1,573	(74)
Gross profit	7,481	6,643	838
Operating expenses
Sales and marketing	2,261	3,079	(818)
General and administrative	1,589	1,573	16
Legal and professional	1,510	1,002	508
Severance	381	-	381
Research and development	368	594	(226)
Total operating expenses	6,109	6,248	(139)
Income from operations	1,372	395	977
Other income	(93)	75	(168)
Income before income taxes	1,279	470	809
Income tax expense	281	194	87
Net income	$998	$276	$722

In the discussion below, the percentage changes cited are based on the 2018 quarter amounts compared to the 2017 quarter amounts.

Index

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended September 30,
	2018		2017
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$2,843	31.7%	$2,488	30.3%
M&S	5,488	61.1%	5,360	65.2%
Professional Services	649	7.2%	368	4.5%

Total Revenue	$8,980	100.0%	$8,216	100.0%

Revenue by Product Line
License
EFT Platform	$2,767	97.3%	$2,388	96.0%
Other	76	2.7%	100	4.0%

	2,843	100.0%	2,488	100.0%
M&S
EFT Platform	5,269	96.0%	5,100	95.1%
Other	219	4.0%	260	4.9%

	5,488	100.0%	5,360	100.0%

Professional Services (all EFT Platform)	649	100.0%	368	100.0%

Total Revenue
EFT Platform	8,685	96.7%	7,856	95.6%
Other	295	3.3%	360	4.4%

	$8,980	100.0%	$8,216	100.0%

Our total revenue increased 9.3%. Revenue from our EFT platform products and services increased 10.6%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising 3.3% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

EFT Platform Products

License revenue from our EFT platform products increased 15.9%. This increase was primarily due to an increase in the number of large transactions, including transactions that were expected to originally close in the previous quarter.

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

M&S revenue from our EFT platform products increased 3.3% primarily due to:

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

Our professional services revenue was $281,000 more for the 2018 quarter compared to the 2017 quarter which is an increase of 76.4%. This increase was primarily due an increase in software license sales, which typically results in higher professional service revenue.

When we sell our licensed products, we also typically create a recurring revenue stream from M&S since almost all purchasers of our licensed products also purchase an M&S contract. In general, this recurring revenue stream is 20% to 30% per year of the price of the underlying software license to which the M&S relates.

Our M&S contracts are typically for one year, with some customers buying two or three year contracts. Customers pay the M&S fee for the entire term of the agreement at the time the contract begins. We recognize that amount as revenue ratably in future periods over the term of the contract.

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

Other Products

In mid-2016, we announced that our focus would be on our EFT platform products. At the same time, we announced that while we would continue selling our Mail Express, WAFS, CuteFTP, and TappIn products that collectively constitute less than 3.3% of our total revenue in the quarter, in the future we would de-emphasize these stand-alone products that are not part of our EFT platform. Accordingly, during the second half of 2016, we began to curtail our product development and engineering resources for these products and significantly reduced our sales and marketing activities supporting them. As a result, our license and M&S revenue from those products collectively declined 18.1% in the 2018 quarter compared to the 2017 quarter. Our future focus will be on our EFT platform such that we expect to see a continuing decline in revenue from these other, however although we do expect them to continue to produce a modest contribution margin.

Cost of Revenues. These expenses are associated with the production, delivery and support of our products and services. We believe it is meaningful to view cost of revenues as a percent of the revenues to which those costs relate since many of those costs are variable relative to revenue.

Index

Cost of license revenue primarily consists of:

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

Cost of software license revenue decreased 0.6% and as a percent of software license revenue was 25.4% in the 2018 quarter compared to 29.1% in the 2017 quarter. These decreases were primarily due to lower royalty expense, which can fluctuate based upon the mix of products sold, offset by slight increases in third-party hosting fees for our SaaS products and an increase in amortization of capitalized software development costs.

Cost of M&S revenue as a percent of M&S revenue was 9.4% in the 2018 quarter as compared to 8.3% in the 2017 quarter. Cost of revenue for M&S in absolute dollars increased by 15.2%. These increases were a combination of increasing our headcount in our customer support department and the decision by the U.S. Army to consolidate certain of their operations resulting in the non-renewal of their M&S contract in September of 2017.

Cost of professional services revenue as a percent of that revenue was 40.6% in the 2018 quarter as compared to 109.2% in the 2017 quarter. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 34.3% due to a decrease in our professional services headcount.

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 25.2% of total revenue for the 2018 quarter compared to 37.5% of total revenue for the 2017 quarter. In absolute dollars these expenses decreased 26.6% due primarily to decreased marketing expenses related to a decrease in our spending for content syndication and reduced headcount.

General and Administrative. These expenses increased 1.0% primarily due to fees related to our 2018 Shareholder Meeting which was held in October of 2018, whereas our 2017 Shareholder Meeting was held in May of 2017.

Legal and Professional. These expenses increased 50.7% primarily due to increases in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation described in note 12 of the notes to our condensed consolidated financial statements.

Severance. These expenses increased $381,000 due to the one-time severance payments and termination benefits associated with the reduction in force.

Research and Development.  The overall profile of our research and development “R&D” activities was as follows ($ in thousands):

	Three Months Ended September 30,
	2018	2017
R&D expenditures expensed	$368	$594
R&D expenditures capitalized	264	527
Total R&D expenditures (non-GAAP measurement)	$632	$1,121

Index

Our total R&D expenditures decreased 43.6% during the 2018 quarter as compared with the 2017 quarter primarily due fewer employed software engineers and technical personnel.

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

Interest Income (Expense), Net. Interest income (expense), net has historically consisted primarily of interest income earned on certificates of deposit. In the 2018 quarter the amount is an expense due to the forfeiture of approximated $155,000 in accrued interest. This forfeiture was the result of redeeming a long term certificate of deposit before its scheduled maturity date in order to fund the purchase of shares related to the tender offer.

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

Comparison of the Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended September 30,
	2018	2017	$ Change
	$ in thousands

Total revenues	$25,147	$25,122	$25
Total cost of revenues	4,679	4,637	42
Gross profit	20,468	20,485	(17)
Operating expenses
Sales and marketing	8,229	9,564	(1,335)
General and administrative	4,883	4,607	276
Legal and professional	4,235	1,550	2,685
Severance	488	21	467
Research and development	1,654	2,530	(876)
Total operating expenses	19,489	18,272	1,217
Income from operations	979	2,213	(1,234)
Other income	63	221	(158)
Income before income taxes	1,042	2,434	(1,392)
Income tax expense	386	870	(484)
Net income	$656	$1,564	$(908)

Index

In the discussion below, the percentage changes cited are based on the 2018 nine month amounts compared to the 2017 nine month amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Nine Months Ended September 30,
	2018		2017
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$7,726	30.7%	$7,768	30.9%
M&S	15,872	63.1%	15,702	62.5%
Professional Services	1,549	6.2%	1,652	6.6%

Total Revenue	$25,147	100.0%	$25,122	100.0%

Revenue by Product Line
License
EFT Platform	$7,479	96.8%	$7,338	94.5%
Other	247	3.2%	430	5.5%

	7,726	100.0%	7,768	100.0%
M&S
EFT Platform	15,202	95.8%	14,893	94.8%
Other	670	4.2%	809	5.2%

	15,872	100.0%	15,702	100.0%

Professional Services (all EFT Platform)	1,549	100.0%	1,652	100.0%

Total Revenue
EFT Platform	24,230	96.4%	23,883	95.1%
Other	917	3.6%	1,239	4.9%

	$25,147	100.0%	$25,122	100.0%

Our total revenue was relatively flat for the 2018 nine months as compared to the 2017 nine months. Revenue from our EFT platform products and services increased 1.5%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising 3.6% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

EFT Platform Products

License revenue from our EFT platform products increased 1.9%. This increase was primarily due to an increase in the number of large transactions, including transactions that were expected to close in 2017.

Index

M&S revenue from our EFT platform products increased 2.1% primarily due to:

●

Ongoing license sales since a majority of license sales are accompanied by an M&S contract. The change in M&S revenue typically lags behind the related change in license revenue because license sales are recognized as revenue in full in the period the license is delivered. The related M&S revenue is recognized in future periods as those services are delivered.

●

Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to customers.

Professional services revenue decreased $103,000 primarily due to a lower headcount in our professional services department which resulted in fewer resources available to deliver services.

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

Cost of Revenues. These expenses are associated with the production, delivery and support of our products and services. We believe it is meaningful to view cost of revenues as a percent of the revenues to which those costs relate since many of those costs are variable relative to revenue.

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

Cost of software license revenue was relatively flat and as a percent of software license revenue was 28.8% in the 2018 nine months and 2017 nine months. An increase in amortization of capitalized software development cost and third-party hosting fees for our SaaS products was offset by lower royalty expense.

Cost of M&S revenue as a percent of M&S revenue was 9.9% in the 2018 nine months as compared to 8.2% in the 2017 nine months. Cost of revenue for M&S in absolute dollars increased by 22.7%. These increases were a combination of increasing our headcount in our customer support department and the decision by the U.S. Army to consolidate certain of their operations resulting in the non-renewal of their M&S contract in September of 2017.

Index

Cost of professional services revenue as a percent of that revenue was 56.8% in the 2018 nine months as compared to 67.8% in the 2017 nine months. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 21.4% due to a decrease in our professional services revenue for the reasons discussed above.

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 32.7% of total revenue for the 2018 nine months compared to 38.1% of total revenue for the 2017 nine months. In absolute dollars these expenses decreased 14.0%, due primarily to a decrease in the headcount of our sales representatives, a change in the way in which we compensate our sales people and decreased marketing expenses due to a decrease in our spending for content.

General and Administrative. These expenses increased 6.0% primarily due to a one-time share based compensation expense related to modification of certain stock options of our former Chief Financial Officer, offset by a credit to bad debt expense as a result of reducing the balance in our allowance for doubtful accounts to better reflect our potential exposure.

Legal and Professional. These expenses increased 173.2% or $2.7 million due to an increase of professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation described in note 12 of the notes to our condensed consolidated financial statements

Severance. These expenses increased $467,000 due mainly to the one-time severance payments and termination benefits associated with the reduction in force.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Nine Months Ended September 30,
	2018	2017
R&D expenditures expensed	$1,654	$2,530
R&D expenditures capitalized	1,057	1,464
Total R&D expenditures (non-GAAP measurement)	$2,711	$3,994

Our total R&D expenditures decreased 32.1% primarily due to a reduction of expenses related to fewer software engineers and technical personnel.

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

Interest Income (Expense), Net. Interest income has historically consisted primarily of interest income earned on certificates of deposit. The reduction in income in 2018 is due to the forfeiture of approximated $155,000 in accrued interest. This forfeiture was the result of redeeming a long term certificate of deposit before its scheduled maturity date in order to fund the purchase of shares relate to the tender offer.

Index

Income Taxes. Our effective tax rate differed from the federal statutory tax rate of 21% for the 2018 nine months and 34% for the 2017 nine months primarily due to:

●	Certain expenses in our consolidated financial statements, such as a portion of meals and entertainment expenses and stock based compensation that are not deductible on our federal income tax return.
●	State income taxes included in income tax expense in our financial statements.

Offset by:

●

The domestic production activities deduction (in the 2017 nine months) and the research and development credit that are tax credit incentives that serve to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.

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

During the 2018 quarter and 2017 quarter, we earned approximately 12% and 14%, respectively, of our revenue from a single third-party channel distributor who purchases products from us and resells them to their customers. During the 2018 nine months and 2017 nine months, we earned approximately 13% and 14%, respectively, of our revenue from the same third-party channel distributor. Approximately 17% of our accounts receivable as of September 30, 2018 were due from this distributor. We have since received payment for substantially all of these accounts receivable.

We earned approximately 30% of our revenue from customers outside the United States during the 2018 and 2017 quarter, and 29% and 26% for the 2018 nine months and 2017 nine months, respectively. We receive all revenue in U.S. dollars, so we have no material exchange rate risk with regard to our sales. We charge Value Added Taxes to our non-business customers in the European Union. We remit these taxes periodically in pound sterling. The impact of this currency translation has not been material to our business.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that due to material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2018.

As previously reported in our 2017 Form 10-K, filed with the SEC on June 14, 2018, in connection with our assessment of the effectiveness of our internal control over financial reporting at the end of our last fiscal year, management identified the following material weaknesses in our internal control over financial reporting as of December 31, 2017 and is in the process of remediation as of September 30, 2018.

We had material weaknesses in our control environment and monitoring:

●

We did not implement effective oversight of our finance and accounting processes (including organizational structure and reporting hierarchy), which impacted our ability to make appropriate decisions regarding revenue recognition.

Index

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

●

Beginning in September 2018, we began conducting periodic training sessions and briefings on a quarterly basis to communicate to our sales and finance teams our policies and procedures regarding our standard terms and conditions that we offer to customers and our policies and procedures related to documentation and approval on any deviations from those standard terms and conditions.

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

Index

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

Changes in Internal Control over Financial Reporting

Except as described above with respect to our remediation plan, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under “Note 12 – Commitments and Contingencies – Legal and Regulatory Matters” to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2017 Form 10-K filed with the SEC on June 14, 2018. Except as set forth in this Quarterly Report and as provided below, the risks and uncertainties described in “Item 1A. Risk Factors” of our 2017 Form 10-K have not materially changed. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

We face risks related to an ongoing investigation by the United States Attorney’s Office for the Western District of Texas.

On May 31, 2018, we were served with a subpoena issued by a grand jury sitting in the United States District Court for the Western District of Texas (the “Grand Jury Subpoena”). The Grand Jury Subpoena requests all documents and emails relating to the Company’s investigation of the potential improper recognition of software license revenue. We intend to fully cooperate with the Grand Jury Subpoena and related investigation being conducted by the United States Attorney’s Office for the Western District of Texas (the “U.S. Attorney’s Investigation”). At this time, we are unable to predict the duration, scope, result or related costs of the U.S. Attorney’s Investigation. We are also unable to predict what, if any, further action may be taken in connection with the Grand Jury Subpoena and the U.S. Attorney’s Investigation, or what, if any, penalties, sanctions or remedial actions may be sought. Any determination by the U.S. Attorney’s office that the Company’s activities were not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses, which could have a material adverse effect on the Company’s consolidated financial position, liquidity, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly accounced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
September 1, 2018 - September 30, 2018	4,011,013	$4.20	-	-
Total	4,011,013	$4.20	-	-

The Company commenced on August 22, 2018 a modified dutch tender offer to purchase $15,000,000 of shares of our common stock at a price not greater than $4.50 nor less than $4.00 per share, to expire on September 19, 2018. Based on the final count by American Stock Transfer & Trust Company, the Depositary for the Tender Offer, the Company accepted for purchase 4,011,013 common shares at a purchase price of $4.20 per share, for an aggregate cost of approximately $16.8 million, excluding fees and expenses relating to the Tender Offer. Included within the shares accepted for purchase are 439,585 shares that we elected to purchase pursuant to our right to increase the size of the Tender Offer by up to 2.0% of the Company’s outstanding common stock. As such, the Company used a proration factor of approximately 77.1% of shares from each tendering stockholder. The common shares purchased represent approximately 18.2% of our common stock issued and outstanding as of September 24, 2018. Following consummation of the Tender Offer, we had 17,968,268 common shares outstanding.

Index

Item 6. Exhibits

(a)	Exhibits

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Filed herewith.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

November 8, 2018	By:	/s/ Karen J. Young
Date		Karen J. Young
Chief Financial Officer