Form 10-K
period 2018-12-31
GLOBALSCAPE INC
filed 2019-03-18
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised fi nancial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes     ☒ No

As of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was $51,583,172 based on the closing sale price as reported on the NYSE American.

As of February 28, 2019, there were 17,228,241 shares of common stock outstanding.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, DMZ Gateway®, EFT Cloud Services, ®GlobalSCAPE Securely Connected®, and Mail Express® are registered trademarks of GlobalSCAPE, Inc. (together with its wholly-owned subsidiary, GlobalSCAPE, the “Company” or “we”).

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

TappIn® and design are registered trademarks of TappIn, Inc., our wholly-owned subsidiary (“TappIn”).

TappIn Secure Share ™, Social Share ™, Now Playing ™, and Enhanced A La Carte Playlist ™ are trademarks of TappIn.

Other trademarks and trade names in this Annual Report on Form 10-K (this “Annual Report”) are the property of their respective owners.

In this Annual Report, we use the following terms:

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

Forward-Looking Statements

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations. We have identified many of the forward-looking statements in this Annual Report by using words such as “will”, “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of this Annual Report and other documents filed with the Securities and Exchange Commission, or SEC. Therefore, GlobalSCAPE’s actual results could differ materially from those discussed in this Annual Report.

Transition to Accelerated Filer

The Company met the “accelerated filer” requirements as of the end of its 2017 fiscal year pursuant to Rule 12b-2 of the Exchange Act. However, pursuant to Rule 12b-2, as amended June 28, 2018, and applicable SEC guidance, the registrant also qualifies as a smaller reporting company and is eligible to comply with the scaled disclosure requirements in Regulation S-K and Regulation S-X and is also eligible to check the “smaller reporting company” box on the cover of this Annual Report.

PART I

Item 1.     Business

Company Overview

GlobalSCAPE was incorporated in Delaware in 1996. We develop and sell computer software that provides secure information exchange, data transfer and sharing capabilities for enterprises and consumers. We have been in business for more than twenty years having sold our products to thousands of enterprises and individual consumers globally.

Our primary business is selling and supporting managed file transfer software for enterprises. MFT software facilitates the transfer of data from one location to another across a computer network within a single enterprise or between multiple computer networks in multiple enterprises.

Our MFT products are based upon our Enhanced File Transfer (“EFT”) platform. This on-premise and cloud-based delivery platform emphasizes secure and efficient data exchange for organizations. It enables business partners, customers and employees to share information safely and securely. The EFT platform provides enterprise-level security while automating the integration of back-end systems which are features often missing from traditional file transfer software. The EFT platform features built-in regulatory compliance, governance, and visibility controls to maintain data safety and security. It can replace legacy systems, homegrown servers, expensive leased lines and virtual area networks. The EFT platform promotes ease of administration while providing the detailed capabilities necessary for complete control of a file transfer system.

We earn most of our revenue from the sale of products and services that are part of our EFT platform. Our customers can purchase the capabilities of our EFT platform in two ways:

●

Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers they own and/or manage. Our brand name for this product is EFT. Almost every customer who purchases EFT also purchases a maintenance and support (“M&S”), contract for which they pay us an annual recurring fee. Most of the revenue we have earned from our EFT platform products has been from sales of perpetual software licenses and related M&S.

●

As a software-as-a-service, or SaaS, under which they pay us ongoing fees to access the capabilities of the EFT platform in the cloud. In January 2018, we introduced EFT Arcus, our SaaS offering of the EFT platform for which users pay a base monthly subscription fee plus an additional variable amount determined based upon their metered usage of EFT Arcus resources.

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted less than 4% of our total revenue in 2018. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. We plan to phase out Mail Express and WAFS in 2019.

We also earn revenue from professional services we provide to assist our customers in configuring and integrating our EFT platform products into their environments.

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, marketing and sales will focus on this product line. We expect to expend minimal resources developing and selling other products. We believe our EFT platform products and business capabilities are well-positioned to compete effectively in the market for these products.

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

Industry Background

Communication across computer networks that facilitates the movement and sharing of information between central and remote locations and with associates, employees, partners, suppliers, and customers is an integral part of daily operations for enterprises of all sizes. Corporate information technology (IT) managers must protect business assets, follow strict regulatory and compliance guidelines and ensure that the right people have access to the right information, at the right place and at the right time. Global operations, diverse business partners and networks further emphasize the need for software applications that ensure compatibility, scalability, privacy, and security. These requirements have created the need for maintaining the security of data and information in motion and at rest.

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

The need for secure MFT solutions is particularly strong for organizations faced with a daunting array of privacy, security, and remote accessibility challenges stemming from various regulatory and business requirements for data privacy and confidentiality. Regulatory requirements regarding privacy and security include federal legislation and regulations such as the Health Insurance Portability and Accountability Act (HIPAA), the Gramm-Leach-Bliley Act (GLBA) and the Federal Trade Commission Red Flags Rules. In the European Union, the General Data Protection Regulation (GDPR) also places requirements on organizations who will have a need for our solutions. Some of these statutes and regulations impose severe penalties for improper disclosure of confidential information. In addition to legal obligations, industry best-practices such as the Payment Card Industry Data Security Standard (PCI DSS) and self-imposed business requirements lead to the need to secure and protect consumer information, intellectual property and trade secrets. Use of secure MFT solutions offers protection against disclosure of proprietary information and also reduces corporate risks associated with the potentially devastating consequences of security breaches.

Our industry is known as managed file transfer. The MFT industry has its technical origin in the file transfer protocol, or FTP. FTP dates back to 1980. The use of file transfer protocols increased dramatically with the explosive growth of the Internet during the 1990s. The MFT industry arose from recognition that FTP alone does not provide adequate security and management capabilities for file transfers. MFT solutions offer a greater degree of security and control than FTP. Features available in MFT solutions include integrated security, auditing capabilities, performance monitoring, and reporting. The MFT industry includes low cost, or even free, solutions that offer basic capabilities. However, we believe businesses and even individuals require more advanced solutions that provide scalability, enhanced security options, automated workflow and dedicated maintenance and support.

Cloud computing is a model for enabling convenient, on-demand network access to a shared pool of configurable computing resources that can be rapidly provisioned, released, and scaled to meet requirements.  We believe the continuing movement to cloud services is a favorable trend that offers us increased opportunities to win customers and expand our market presence.

Strategy

We intend to build upon our leadership position in the MFT market to provide organizations and individual users with the solutions necessary to meet their growing need for secure information exchange.

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

In addition to expanding our products into areas adjacent to MFT, we also believe that we need to continue to expand the means of delivering our MFT products. To that end, we intend to continue expanding our capability to deliver our EFT platform through our EFT Arcus SaaS delivery model. EFT Arcus provides organizations the flexibility of deploying on-premises, in the cloud or in a hybrid cloud environment with all of the security, compliance, scalability, and visibility features of an on-premises managed file transfer solution. Our strategic focus consists of:

●	Continuing innovation of our EFT platform to address the expanding needs of our existing customers and to enhance our products’ appeal to new customers.

●	Enhancing sales and marketing programs to improve identification of demand for our products and to increase revenue.

●	Licensing, developing and/or acquiring technologies with features and functions that are complementary to and synergistic with our EFT platform.

Continuing Innovation of Our EFT Platform to Address the Expanding Needs of Our Existing Customers and to Enhance Our Products’ Appeal to New Customers.

We seek to continue to improve and enhance our core technology, especially as it relates to existing customers. This may require new product features to be released. We believe that by adding new features and product functionality, we will increase sales to existing customers by helping them solve additional problems within their organizations. It will also position us to attract new customers.

We believe customers in the markets we serve will increasingly begin assessing the viability of accessing and using MFT capabilities through cloud-based, SaaS offerings. EFT Arcus is designed to meet the needs of customers who wish to access MFT through a cloud delivery model.

Enhancing Sales and Marketing Programs to Improve Identification of Demand for Our Products and to Increase Revenue

Sales and marketing efforts will continue to focus on enabling our sales people and channel partners to successfully engage customers and prospects. We believe that much of our new business will be attributable to current customer relationships and we intend to continue to deepen these relationships. As we deepen our customer relationships, we will seek to identify opportunities for additional deployments of our products and services.

We provide solutions to some of the world’s largest brokerage firms, manufacturers, oil companies, banks, insurance companies, healthcare providers, airlines, cruise ship operators and technology providers. Given the breadth and depth of these market opportunities, we believe the effectiveness of a direct sales approach using only our in-house personnel to sell our products is limited by the number of qualified sales people we can hire and the number of prospective clients to whom they can present our products. As a result, we plan to continue emphasizing our third-party sales channel relationships.

We believe our channel sales program helps us establish and maintain a lower-touch delivery model through which we train these partners to sell and distribute our solutions and provide them sales and marketing tools to support that effort. We utilize this approach to reduce the overall cost of marketing and selling our solutions in areas where it would be costly to establish a presence with our own employees.

Licensing, Developing and/or Acquiring Technologies With Features and Functions that are Complementary to and Synergistic with Our EFT Platform.

Another area of strategic focus continues with product innovation but extends beyond pure MFT into adjacent segments and technologies such as data movement and data security. We intend to continue to focus on determining which areas of our business will contribute to our future growth in their current state, need additional investment to contribute in the desired manner, or require further analysis to determine their future strategy.

Our solution portfolio may evolve over time, for example, through development of new offerings in adjacent markets or through acquisitions of technologies by licensing, partnering or by acquiring companies which own such technologies. We also maintain a research and development program and work closely with partners and others in the industry to identify new solution opportunities. We also intend to remain alert for attractive opportunities to collaborate with others or perhaps combine other revenue-producing technologies with ours to expand our product offerings and reach.

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

Software Products and Services

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

We earn over 96% of our revenue from the sale of MFT products and services that are part of our EFT platform. We have multiple revenue streams from the EFT platform that include:

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

●

Cloud-based, SaaS solutions that we sell on an ongoing subscription basis. In January 2018, we introduced EFT Arcus, our SaaS offering of the EFT platform for which users pay a base monthly subscription fee plus an additional variable amount based upon their metered usage of EFT Arcus resources.

●	Maintenance and Support
●	Professional services for product installation, integration and training

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

We earn less than 4% of our revenue from selling other products that can be synergistic to our EFT platform. These products have capabilities that:

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

The EFT platform provides a common, scalable MFT environment that accommodates a broad family of accompanying modules to provide enterprises with increased security, automation, and performance when compared to traditional FTP-based and email delivery systems. Various optional modules allow users to select the solution configuration most applicable to their requirements for auditing and reporting, encryption, file transfers, operability in or through a DMZ network, and integration with back-end business processes, including workflow automation capabilities.

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

●

Transmission of critical information such as financial data, medical records, customer files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling the secure, flexible transmission of critical information, our products also provide customers with the ability to monitor and audit file transfer activities.

●

Compliance with government regulations and industry standards relating to the protection of information while allowing users to reduce costs, increase efficiency, track and audit transactions, and automate processes. Our solutions also provide data replication, acceleration of file transfer, sharing and collaboration, and continuous data backup and recovery.

We expect to continue enhancing the EFT platform with capabilities that meet the needs of customers and enhance our market position.

EFT Platform – Delivery Offerings

Our customers can purchase the capabilities of our EFT platform in two ways:

●

Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers they own and/or manage. The EFT platform purchased in this manner can also be used in a bring-your-own-license environment hosted by major cloud providers such as Amazon Web Services or Microsoft Azure. Almost all customers who purchase a perpetual license to use the EFT platform also purchase an M&S contract for which they pay us a recurring fee that is typically 20% to 30% of the perpetual license fee per year.

●

As a software-as-a-service, or SaaS, under which the customer pays us monthly subscription and usage fees to access the capabilities of the EFT platform in the cloud. Our brand name for this product is EFT Arcus. We introduced this product in January 2018. We have not yet earned significant revenue from the SaaS offering of our EFT platform.

EFT Arcus

While we currently earn most of our EFT platform revenue from sales of perpetual licenses combined with an M&S contract, we recognize that a major shift toward a SaaS environment is underway in the marketplace. Key features of EFT Arcus include:

●	Consumption-based pricing that allows customers to pay only for the capacity and throughput they use.
●	No long-term contractual commitment.
●	Automatic scalability to accommodate varying workloads to mitigate concerns about capacity planning.
●	A single tenant environment that allows each customer to have a private deployment.
●	On-the-fly upgrades.
●	Data encrypted while at rest.
●	A minimum service level commitment of 99.9%.

The features and functions of EFT Arcus are similar to those of our EFT Product delivered for on-premise installation.

We host and deploy EFT Arcus on Microsoft Azure. It provides customers with a global platform on which to use EFT Arcus and provides infrastructure security, compliance and redundancy features. Microsoft Azure provides customers with geo-redundant storage which replicates data to a secondary region that is geographically distant from the primary region.

For the first 24 to 36 months that a customer subscribes to EFT Arcus, we believe that the cumulative cost of ownership will typically be less than the total cost of purchasing an EFT platform perpetual license combined with an M&S contract. Accordingly, we expect the revenue we earn during that period from an EFT Arcus customer will be less than the revenue we would have earned from that same customer during that same period if the customer had purchased a perpetual license with an M&S contract. However, we believe thereafter and over the long term, the cumulative, recurring revenue stream we will earn from an EFT Arcus customer will exceed what we would have otherwise earned from the sale of a perpetual license combined with an M&S contract.

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

Secure Information Sharing and Exchange Solution – Mail Express

Mail Express provides secure information sharing and exchange capabilities leveraging traditional email workflow. It is a stand-alone product installed in a client-server environment that allows users to send and receive secure, encrypted email and attachments of virtually unlimited size. In 2019, Mail Express will no longer be offered for sale, however we will continue to offer product support.

Wide Area File Services Solution - WAFS

WAFS uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network, thereby allowing users to access their data at higher speeds than possible with most alternate approaches. The software uses byte-level differencing technology to update changes to files with minimal impact on network bandwidth while also ensuring that files are never overwritten, even if opened by other remote users. Other key features of WAFS include native file locking, replication to multiple locations simultaneously, adherence to access control list file permissions, and full UTF-8 support. In 2019, WAFS will no longer be offered for sale, however we will continue to offer product support.

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

Professional Services

We offer a range of professional services to complement our solutions. These professional services include product configuration and system integration, solution “quickstart” implementations, business process and workflow refinement, policy development, education and training, and solution health checks. In addition, we may provide longer-term engineering services, including supporting multi-year contracts, if necessary, to support certain solution implementations and integrations.

Maintenance and Support

We offer M&S contracts to licensees of all of our software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the contract terms. Standard technical support services are provided via email and telephone during our regular business hours. For certain of our products, we offer a Premier M&S contract which provides access to emergency technical assistance 24 hours per day, 7 days a week.

Most of our M&S contracts are for one year although we also sell multi-year contracts. M&S is purchased by substantially all buyers of our EFT platform products as well as by many customers who purchase our other products. Customers pay an annual amount that is typically 20% to 30% of the software license price. A majority of our customers with M&S contracts renew them each year.

In 2018, we earned 63% of our revenue from M&S contracts. Sustaining that revenue stream is dependent upon our ability to continue selling new licenses for which customers purchase M&S services and to sustain a high renewal rate for existing M&S contracts.

Customers

We have sold our solutions throughout the world to individuals and enterprises ranging from SMBs to Fortune 100 companies. In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel resellers even though end users can also purchase those products directly from us. During 2018 and 2017, we earned a total of 35% and 29%, respectively, from resellers and approximately 14% of our revenue from such sales through our largest, third-party channel reseller. Although we believe that we are not substantially dependent on this distributor, if it were to experience a significant disruption of its business or if our relationship with it were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. We believe that such termination would not have a material adverse effect on us because we have engaged, or believe that we would be able to engage, alternative distributors, resellers and other distribution channels to deliver our products to end-customers shortly following the termination of any agreement with any distributor.

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

We rely on unrelated third parties to host on their computers our EFT Arcus product. We have contracts and/or service agreements in place with those third parties that we believe provide us the ability to continue delivering those products without interruption.

Research and Development

To keep pace with customer and market demand, we maintain an ongoing program of new product development.

Our software engineers are responsible for creating and building our software products. They do so by combining their expertise with input from our sales, marketing and product management groups as to market trends and needs. Our software engineers design and write software and manage its testing and quality assurance. We utilize third-party software developers both domestically and overseas working under our supervision to supplement our software engineers. Using these external software developers in a strategic manner allows us to access highly-skilled labor pools, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

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

Our R&D expenditures profile has been as follows ($ in thousands):

	Year ending December 31,
	2018	2017
R&D expenditures expensed	$1,883	$3,128
R&D expenditures capitalized	1,276	1,926
Total R&D expenditures	$3,159	$5,054

Our total R&D expenditures decreased 37% in 2018 as compared to 2017 primarily due to fewer employed software engineers and technical personnel in addition to lower third-party expenses.

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

Substantially all of our R&D expenditures relate to our EFT platform products with a relatively minor level of these expenditures being related to our other products. We expect to carefully manage our research and development activities in future years as we focus on improving our current products and introduce new products.

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

We believe that our future results depend largely upon our ability to better serve customers and by offering new product enhancements whether by internal development or acquisition. We also believe we must continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, reputation, and price.

There is limited information regarding the market shares of our solutions in their respective categories. Some of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger customer base than we do. Significant competition characterizes the markets for our traditional MFT products. We anticipate we will continue to face increasing pricing pressures from competitors in the future. Given that there are low barriers to entry into the software market and that the market is subject to rapid technological change, we believe that competition will persist and intensify in the future. For more discussion on the risks associated with our competition, see “Risk Factors — Risks Related to Our Operations”.

EFT Platform Products. Our EFT Enterprise and EFT Arcus products compete against a number of secure, Windows-based FTP servers. We believe our primary competitors are IBM, Axway, Accellion, Ipswitch, BMC, Cleo, Acronis, Signiant, Serv-U, and JSCAPE. We believe the features and functions of our products are competitive with those of other MFT providers. In particular, we believe the ease of installation and use of our products combined with a competitive price position us to compete effectively.

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

WAFS. WAFS competes in the wide area file services/storage market. We believe our primary competitors are Panzura and Peer Sync, each of which is delivering proprietary appliances.  In 2019, WAFS will no longer be offered for sale, however we will continue to offer product support.

Mail Express. Mail Express competes in areas of the file transfer market associated with email attachment offloading. We believe our primary competitors are Leapfile, Zix, and Biscom.  In 2019, Mail Express will no longer be offered for sale, however we will continue to offer product support.

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

Our trademarks and copyrights are central to our business. We have the following trademarks in the United States:

●	GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, DMZ Gateway®, EFT Cloud Services ®, GlobalSCAPE Securely Connected®, and Mail Express® are registered trademarks of GlobalSCAPE
●

Secure FTP Server™, Wide Area File Services™, WAFS™, CDP™, Advanced Workflow Engine™, AWE™, EFT Server™, EFT Workspaces™, EFT Insight™, Enhanced File Transfer™, Enhanced File Transfer Server™, Secure Ad Hoc Transfer™, SAT™, EFT Server Enterprise™, Enhanced File Transfer Server Enterprise ™, Desktop Transfer Client™, DTC™, Mobile Transfer Client™, MTC™, Web Transfer Client™, Workspaces™, Accelerate™, WTC™, Content Integrity Control™, Advanced Authentication™, AAM™, and scConnect™ are trademarks of GlobalSCAPE.

●	TappIn® and design are registered trademarks of TappIn, Inc.
●	TappIn Secure Share ™, Social Share ™, Now Playing ™, and Enhanced A La Carte Playlist™ are trademarks of TappIn, Inc.

In addition to the United States trademarks listed above, we have trademarks registered in Canada and the European Union for GlobalSCAPE. We have obtained United States copyright registrations for all but the most recent versions of our software applications. We have two patents in the United States.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products, which are licensed by the thousands and sold world-wide, is difficult. While we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. In selling our products, we rely primarily on click-wrap licenses which are not signed in writing by licensees and may be unenforceable under the laws of certain jurisdictions. Additionally, our new offerings through Microsoft Azure require the platform to present the applicable licensing terms and if we cannot prove that a licensee received the intended notice of the license terms, we may have difficulty enforcing the applicable agreements. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Companies in the software industry, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks, service marks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. We have received, and may receive in the future, communications from third parties asserting that our products infringe, or may infringe, the proprietary rights of third parties, seeking damages resulting from such infringement or indicating that we may be required to obtain a license from or pay a royalty to, such third parties. For more discussion on the risks associated with our intellectual property, you should read the information under the caption “Risk Factors,” especially “Risks Related to Intellectual Property.”

Employees

Our number of employees is as follows:

	March 1,
Department	2019	2018
Sales and Marketing	38	60
Engineering	9	28
Professional Services	6	6
Customer Support	22	23
Management and Administration	17	20
Total	92	137

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

Investigation

On August 7, 2017, GlobalSCAPE announced that the Audit Committee of our Board of Directors, assisted by outside legal counsel and independent forensic accountants, had been conducting an investigation (the “Investigation”) into certain transactions in the fourth quarter of 2016. We have since publicly disclosed multiple updates regarding the Investigation. The Investigation, which is now complete, identified transactions which were recorded inconsistently with the Company’s stated revenue recognition policies and criteria.

Subsequent to the announcement of the Investigation on August 7, 2017, the Audit Committee and management identified additional transactions which occurred during fiscal year 2016 in which revenue was recorded inconsistently with the Company’s stated revenue recognition policies and criteria including:

●	Transactions in which license activation keys did not appear to have been delivered to the customer in the period in which the sale was recorded;
●	Transactions appearing to contain side deal terms negotiated with customers but not reflected in the underlying sales documentation;
●	Transactions in which a sale was recorded although the customer had not yet responded to the Company’s request to provide a commitment to purchase;
●

Transactions in which a sale was made to a reseller whereby collection was not reasonably assured due to payment or other nonstandard terms not consistent with the Company’s revenue recognition policy;

●	Transactions in which there was either no purchase order or a purchase order dated after the date of the end of the period for which revenue had been previously recognized; and
●	One transaction which included incorrect vendor specific objective evidence allocation.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet web site that contains annual, quarterly and current reports, proxy statements and other information that issuers (including GlobalSCAPE) file electronically with the SEC. The SEC’s web site is www.sec.gov. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports and amendments filed with the SEC are available free of charge on our web site at www.globalscape.com in the Investor Relations section as soon as practicable after such reports are filed. Information on our website is not incorporated by reference into this Annual Report and should not be considered part of this Annual Report or any other filing that we make with the SEC.

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

Revenue from maintenance and support services, or M&S, comprised 63% and 61% of our total revenue in 2018 and 2017, respectively. We earn M&S revenue from new M&S contracts, typically sold with new software licenses, and from renewals of such contracts. Any reduction in the number of new software licenses that we sell, or a reduction in sales of associated initial M&S contracts, therefore may have a long-term negative impact on our future M&S revenue, even if our customers continue to renew M&S contracts at historical rates. This situation, in turn, would impact our business and harm our financial results.

Our customers have no obligation to purchase M&S with their initial software license or to renew their M&S contract after the expiration of their initial M&S period, which is typically one year, but may also be for two or three years. Our customers’ purchases of M&S, and our renewal rates, may decline or fluctuate as a result of a number of factors, including the overall global economy, the health of their businesses, customer dissatisfaction with our products’ functionality, features or performance, the level and quality of our M&S services, or pricing, and the perceived value of the M&S program. Renewal rates may also change due to competitors’ product offerings, customers converting to in-house developed solutions, customers’ inability to continue their operations and spending levels, migration path issues for new versions of our products, and other factors, a number of which are beyond our control. If our customers do not purchase M&S with their initial software license or do not renew their M&S contract for our products, our M&S revenue will decline and our financial results will suffer. In addition, customers are generally entitled to a reduced annual maintenance fees for entering into long-term maintenance contracts, i.e. those contracts with a term longer than one year. Declines in our license sales, increases in the proportion of long-term maintenance contracts and/or increased discounting could lead to declines in our M&S revenue growth rates. Should customers migrate away from systems and applications which our products support, utilize alternatives to our products, including solutions offering free maintenance, or become dissatisfied with our maintenance services, increased cancellations could lead to declines in our maintenance revenue.

If we are unable to develop, offer and deliver new and enhanced products and services that achieve widespread market acceptance, or if we are unable to continually improve the performance, features, and reliability of our existing products and services, our business and operating results could be adversely affected.

We believe our industry will continue to evolve in response to continued adoption of mobile devices, acceptance of cloud-based SaaS products, and the growth of big data. In response, we have devoted resources to the development of new solutions, such as our SaaS solutions. We are making such investments through our internal efforts, including further development and enhancement of our existing products. We may also make acquisitions of new product lines. Innovation, new product development or acquisition, and go-to-market activities involve a significant commitment of time and resources and are subject to a number of risks and challenges including:

●	Developing, sustaining, and appropriately leveraging market intelligence to identify areas of market need that offer attractive return on investment.

●	Managing the length of the development cycle for new products and product enhancements which may be longer than originally expected.

●	Adapting to emerging industry standards and to technological developments.

●	Addressing the evolution of operating systems and industry platforms that presently may not be served by our existing products.

●	Entering new or unproven markets with which we have limited experience.

●

Managing new product and service strategies, including integrating our various security and file replication technologies, management solutions, customer service, and support into unified enterprise security and file replication solutions.

●	Incorporating products and technologies acquired through mergers, acquisitions or other relationships with third parties.

●	Developing or expanding efficient sales channels.

●

Obtaining sufficient licenses to technology and technical access from operating system software vendors on reasonable terms to enable the development and deployment of interoperable products, including source code licenses for certain products with deep technical integration into operating systems.

●	Changing purchasing trends such as purchasing through on-line marketplaces rather than through direct sales or traditional channels.

Investments in new products may not result in sufficient revenue generation to justify their costs or may cause short or long-term harm to our financial results. For example, customer adoption of our SaaS products has not occurred as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current customers thereby adversely affecting our competitive position, or we may not be successful in future attempts to achieve disruptive innovation.

Our executive management team must act quickly, continuously and with vision due to the rapid speed of changing customer expectations and advancement of technology inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products, the rapid evolution of cloud computing, mobile devices, new computing platforms, and the creation of other new technologies. Although we have adopted a strategy that we believe will fulfill these challenges, if we fail to internalize and execute properly on that strategy or adapt that strategy as market conditions evolve, we may fail to meet our customers’ expectations, fail to compete with our competitors’ products and technology, and lose the confidence of our channel partners and employees. Such circumstances could adversely affect our business and financial performance.

We earn most of our revenue and operating margins from our Enhanced File Transfer licensed software solution suite and related maintenance and support services and, as a result, are highly dependent upon the continued success of this product line.

Our Enhanced File Transfer product platform, or EFT platform, is our MFT solution targeted primarily to the enterprise and small and medium business user environments. Our customers may purchase EFT as an on-premise license or may subscribe to it as software-as-a-service (or SaaS). License (both on-premise and SaaS), M&S, and professional services revenue from this product line was responsible for 96% and 95% of our total revenue in 2018 and 2017, respectively. Our EFT product has provided substantially all of our recent revenue growth and most of the operating margin necessary to fund our operations including, most notably, our sales and marketing and research and development activities. Declines and variability in demand for our EFT products could occur as a result of:

●	Improved products or product versions being offered by competitors in our markets.

●	Competitive pricing pressures.

●	Failure to release new or enhanced versions of the EFT solution on a timely basis or at all.

●	Technological changes that we are unable to address with file transfer products or that change the way enterprises utilize our products.

●	General economic conditions.

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

●

Complexity, time, and costs associated with integration of the acquired business operations, workforce, products, and technologies into our existing business, sales force, employee base, product lines, marketing and technology which ultimately may not be successful.

●	Diversion of management time and attention from our existing business and other business opportunities throughout the integration.

●	Potential loss or termination of employees, including costs associated with the termination or replacement of those employees.

●	Assumption of debt or other liabilities of the acquired business, including any future litigation related to alleged liabilities of the acquired business.

●	The incurrence of additional acquisition-related debt as well as increased expenses and working capital requirements.

●	Potential dilution of earnings per share.

●	Increased costs and efforts in connection with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

●

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

Once our products are deployed for use by our customers, our customers may depend on our support organization and our channel partners to resolve issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our customers in deploying our products effectively, succeed in helping our customers resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing customers and could harm our reputation. As we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.

The transition from an on-premise to a cloud-based, SaaS subscription business model is subject to numerous risks and uncertainties.

We believe some customers and potential purchasers of our products are evaluating MFT via the cloud. Some will choose to embrace cloud delivery as a complete MFT solution or possibly employ a hybrid architecture. This potential shift in customer preferences, and our pursuit of a SaaS strategy, may give rise to a number of risks, including the following:

●	If customers are uncomfortable with cloud-based solutions and desire only perpetual licenses, we may experience longer than anticipated sales cycles and sales of our cloud-based solutions may lag behind our expectations;

●

Our cloud-based strategy may raise concerns among our customer base, including concerns regarding changes to pricing over time, service availability, information security of a cloud-based solution and access to files while offline or once a subscription has expired;

●	We may be unsuccessful in maintaining our target pricing, adoption and projected renewal rates;

●	We may select a target price that is not optimal and could negatively affect our sales or earnings; and

●	We may incur costs at a higher than forecasted rate as we expand our cloud-based solutions.

The potential shift of our customers’ preference to cloud-based, SaaS solutions may also require a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, customer preference, customer concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations.

If we are unable to successfully establish our cloud-based solutions and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.

Cloud-based computing trends present competitive and execution risks.

Customers are transitioning to a hybrid computing environment utilizing various cloud-based software and services accessed via various smart client devices. Pricing and delivery models are evolving and our competitors are developing and deploying cloud-based services for customers. We are devoting resources to develop and deploy our own competing cloud-based software and services strategies. While we believe our expertise and investments in software for cloud-based services provide us with a strong foundation to compete, it is uncertain whether our strategies will attract the customers or generate the revenue required to be successful. Delivering our products through cloud-based, SaaS solutions requires that we pay third parties, such as Microsoft Azure, to host our products and make them available to our customers. As a result, we incur ongoing, recurring third-party hosting expenses associated with delivering SaaS solutions that we do not incur with respect to our on-premise license products. These expenses may cause the gross margin we realized from our SaaS software products to be lower than the gross margin we realized from our on-premises software products. Whether we are successful in this new business model depends on our execution in a number of areas, including:

●	Continuing to innovate and bring to market compelling cloud-based services that generate increasing traffic and market share;

●

Maintaining the utility, compatibility and performance of our software on the growing array of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments; and

●	Successfully deploying our SaaS products on platforms hosted by third-party services upon which we rely for delivery of those computing solutions to our customers.

These new business models may reduce our revenues or operating margins and could have a material adverse effect on our business, results of operations and financial condition.

We must keep up with rapid and ongoing technological change to remain competitive in the rapidly evolving cloud-based technology industry.

The cloud-based technology industry is characterized by rapid and ongoing technological change, frequent new product and service introductions, and evolving industry standards. Our future success will depend on our ability to adapt quickly to rapidly changing technologies, to adapt our solutions to evolving industry standards and to improve the performance and reliability of our applications and services. To maintain and increase market acceptance of our applications and services, we must anticipate customer needs and offer solutions that meet changing demands quickly and effectively. Customers may require features and functionality that our current applications and services do not have or that our platforms are not able to support. If we fail to develop solutions that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our agreements with existing customers and our ability to increase demand for our solutions will be harmed.

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

Offering cloud services may result in the loss of other business opportunities and negatively impact our revenue growth.

We have allocated resources related to our sales and marketing activities, software product development, management team and other personnel toward growing our cloud business. This strategic direction and redirection of resources could potentially result in the loss of sales opportunities in our traditional perpetual license and M&S sales business. If our cloud business does not grow in accordance with our expectations and we are not able to cover the shortfall with other sales opportunities, then our business could be harmed. Although the subscription model used for our cloud business is designed to create a recurring revenue stream that is more predictable, the shift to this model may reduce our license sales, spread revenue over a longer period and negatively affect future license and M&S sales revenue.

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

We sell our software products both directly and through a network of distributors and resellers that we collectively refer to as the channel, as well as through marketplaces such as Amazon Web Services and Microsoft Azure. Sales through these different methods involve distinct risks. Risks associated with direct sales include:

●	Challenges in scaling the size of the direct sales team to levels required for revenue growth.

●	Difficulty in hiring, retaining, and motivating our direct sales force.

●	Substantial amounts of training for sales representatives to become productive, including regular updates to cover new and revised products.

●

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

Sales through third-party distributors and resellers involve a number of risks, including:

●	Our lack of control over the timing of delivery of our products to our customers.

●	Our resellers and distributors currently not being subject to minimum sales requirements or any obligation to market our products to their customers.

●	Our reseller and distributor agreements generally being nonexclusive and terminable at any time without cause.

●

Our resellers and distributors frequently marketing and distributing competing products and, from time to time, placing greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors.

For 2018 and 2017, approximately 35% of our revenue was derived from indirect channel sales through distributors and resellers. We expect that a significant portion of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products through those channels depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction, and have experienced difficulties during the past several years. If our distributors and resellers were not be able to sustain their business at a level necessary to sell our products or provide customer support services, our business and revenue could be negatively impacted.

We rely upon major distributors and resellers in both the U.S. and international regions. Our largest distributor accounted for 14% of our total revenues in 2018 and 2017. Although we believe that we are not substantially dependent on this distributor, if it were to experience a significant disruption with its business or if our relationship with it were to deteriorate, it is possible that our ability to sell to our customers would be, at least temporarily, negatively impacted. This could, in turn, negatively impact our financial results.

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

Revenue from our Mail Express, Wide Area File Services, CuteFTP and TappIn product lines will likely continue to decline in the future and become a smaller part of our total revenue.

Revenue from our products and services other than our EFT solution was $1.2 million and $1.6 million in 2018 and 2017, respectively, and accounted for 3.4% and 4.6% of our total revenue in 2018 and 2017, respectively. As we increase our focus and emphasis on our EFT platform products, our revenue from these products will likely continue to decline. We incur costs and expenses supporting these products for our customers who are currently using them. If revenue from these products continues to decline, we may begin to incur losses from these products. The potential for such losses may cause us to decide to sell or discontinue one or more of these product lines. If we cannot effectively reduce our costs to support these products, or if see decide to sell one or more of these product lines but cannot find a buyer for them, we may begin incurring losses on these products that could materially affect our results of operations and financial condition.

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

Our solution portfolio includes software licenses, subscription services, M&S, and professional services. Because they are relatively labor intensive, professional services typically have substantially lower margins than software license sales, M&S and subscription services. Professional services were 7% of our total revenue in both 2018 and 2017. However, this percentage can fluctuate significantly from period to period depending on the needs of our customers.

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

We operate in competitive markets that experience rapid technological developments, market consolidation, changes in industry standards, changes in customer requirements, and frequent new product introductions and product improvements by existing and new competitors. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors take or gain additional market share in any of our markets, our competitive position could weaken, and we could experience a decrease in revenues that could adversely affect our business and operating results. To compete successfully, we must maintain a successful research and development effort to create new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitor strategies as such strategies become apparent, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets. If we are unsuccessful in responding to our competitors or to changing technological and customer demands, we could experience a negative effect on our competitive position and our financial results.

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

Addressing MFT both on-premise licenses and SaaS models typically requires complex products. Undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our customers’ computing environments also are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the time required to correct these errors.

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

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our customers and business partners. Cyber threats may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractors. Therefore, our business operations also depend, in part, on the success of our contractors' own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures. Additionally, we depend upon our employees to appropriately handle confidential data and deploy our IT resources in a safe and secure fashion that does not expose our network systems to security breaches and the loss of data. Accordingly, if our cybersecurity systems and those of our contractors fail to protect against unauthorized access, sophisticated cyber-attacks and the mishandling of data by our employees and contractors, our ability to conduct our business effectively could be damaged in a number of ways, including:

●	Sensitive data regarding our business, including intellectual property and other proprietary data, could be stolen.

●

Our electronic communications systems, including email and other methods, could be disrupted, and our ability to conduct our business operations could be seriously damaged until such systems can be restored.

●	Our ability to process customer orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition.

●

Defects and security vulnerabilities could be introduced into our software products, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our customers vulnerable to further data loss and cyber incidents.

●	Personally identifiable data of our customers, employees and business partners could be lost.

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

We conduct significant sales and customer support in countries outside of the United States. Approximately 26% and 25% of our sales were to purchasers outside the United States in 2018 and 2017, respectively. If our sales outside the United States increase, we may be required to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel, including regulatory compliance professionals, and recruit additional international resellers. We may also incur additional expense translating our applications into additional languages. In addition, there is significant competition for entry into high growth markets. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

●	Compliance with foreign regulatory and market requirements.

●	Variability of foreign economic, political and labor conditions.

●	Changing restrictions imposed by regulatory requirements, tariffs or other trade barriers or by U.S. export laws.

●	Potential increase in expenses to comply with international data protection laws.

●	The imposition by the United States government of sanctions on countries, individuals or business entities.

●	Longer accounts receivable payment cycles.

●	Potentially adverse tax consequences.

●	Difficulties in protecting intellectual property.

●	Burdens of complying with a wide variety of foreign laws.

●	Difficulty transferring funds to the U.S. in a tax efficient manner from non-U.S jurisdictions in which the cash flow originates.

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

The ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 require us to identify material weaknesses in internal control over financial reporting, which is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with GAAP. Our management, including our principal executive officer and principal financial officer, does not expect that our internal controls and disclosure controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud in our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions, such as growth of the company or increased transaction volume, or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur in the future and not be detected.

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

We collect and remit sales tax on sales in jurisdictions where we have an obligation to do so. States in which we collect sales tax could audit our activities and assess us with additional tax based on their interpreting the sales tax code differently than we interpret it. States where we do not collect sales tax could make an assertion that we should have been collecting sales tax and could assess us with that tax. While we would defend our position taken as to our obligation to collect sales tax and the amount of sales tax collected, a challenge from a taxing authority can be costly to defend with no assurance of a favorable outcome for us. In the event of an unfavorable result under these circumstances, our business, operating results and financial position could be harmed.

Risks Related to Stock Ownership

Our stock price is, and may continue to be, volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

●	U.S. and global economic conditions leading to general declines in market capitalizations, with such declines not associated with operating performance.

●	Quarter-to-quarter variations in results of operations.

●	Our announcements of new products.

●	Our announcements of acquisitions.

●	Our announcements of significant new customers or contracts.

●	Our competitors’ announcements of new products.

●	Our product development or release schedule.

●	Changes in our management team.

●	General conditions in the software industry.

●	Investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and customers.

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

Accounting charges may cause fluctuations in our annual or quarterly financial results.

Our financial results may be affected by non-cash and other accounting charges, including:

●	Amortization of intangible assets, including acquired technology and product rights.

●	Acquisition expenses.

●	Impairment of goodwill and intangibles.

●	Share-based compensation expense.

●	Restructuring charges.

●	Impairment of long-lived assets.

●	Reserves for uncertain tax positions.

Anti-takeover provisions in our charter and Delaware law could inhibit others from acquiring us.

Some of the provisions of our certificate of incorporation and bylaws and in Delaware law could, together or separately:

●	Discourage potential acquisition proposals.

●	Delay or prevent a change in control.

●	Limit the price that investors may be willing to pay in the future for shares of our common stock.

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 36% of our outstanding common stock as of February 28, 2019. These stockholders would have the ability to substantially control our operations and direct our policies, including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted as a result of the exercise of stock options, thereby affecting the value of the stock.

There were options to purchase 2,536,320 shares of our common stock outstanding under our employee and director stock option plans as of December 31, 2018, of which options to purchase 1,103,631 shares were vested. We have filed registration statements under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

As previously disclosed in our public filings and in this Annual Report, the Audit Committee has recently completed the investigation relating to revenue recognition. We are also the subject of an investigation by the SEC and the United States Attorney’s Office for the Western District of Texas related to these matters.

We have incurred significant expenses related to legal, accounting, and other professional services in connection with the Audit Committee investigation and related matters and related remediation efforts. The expenses incurred, and expected to be incurred, in connection with the Audit Committee and government investigations, the impact of our delay in 2017 and through June 14, 2018 in meeting our periodic reporting requirements on the confidence of investors, employees and customers, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations or cash flows.

As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, we have incurred significant legal expenses in connection with a securities class action that was filed against us and certain of our directors and officers, which the Court gave final approval of a settlement on December 18, 2018. The Company has also received stockholder demand letters related to the above matters, and the Board has established a Special Litigation Committee to analyze and investigate claims that could be potentially asserted against the Company. Any future investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

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

We are also subject to claims, investigations and proceedings arising out of the Restatement. For additional information regarding this litigation, see Part I, Item 3, “Legal Proceedings” of this Annual Report.

The restatement of our previously issued financial results has resulted in private litigation and could result in private litigation judgments that could have a material adverse impact on our results of operations and financial condition.

We are subject to shareholder litigation relating to the restatement of our previously filed financial statements and to certain of our previous public disclosures. For additional discussion of this litigation, see Part I, Item 3, “Legal Proceedings”, of this Annual Report. Our management has been, and may in the future be, required to devote significant time and attention to this litigation, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant expense defending this litigation and expect to continue to need to incur significant expense in the defense.

The existence of the litigation may have an adverse effect on our reputation with our customers, which could have an adverse effect on our results of operations and financial condition.

We face risks related to an ongoing Securities and Exchange Commission investigation.

On January 11, 2018, we received a subpoena from the SEC which has since opened a formal investigation relating to, among other things, the Restatement (the “SEC Investigation”). See Part I, Item 3, “Legal Proceedings” of this Annual Report for a discussion of the SEC Investigation. We are cooperating fully with the SEC Investigation. At this point, we are unable to predict what the outcome of the SEC Investigation may be or what, if any, consequences the SEC Investigation may have with respect to the Company or any current or former Company personnel. However, the SEC Investigation could result in considerable legal expenses, divert management’s attention from other business concerns and harm our business. If the SEC were to determine that legal violations occurred, we could be required to pay significant civil and/or criminal penalties and/or other amounts and we could become subject to a cease and desist order and/or other remedies or conditions imposed as part of any resolution. We can provide no assurances as to the outcome of the SEC Investigation.

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

Under Delaware law, our certificate of incorporation and bylaws and certain indemnification agreements to which we are a party, we have an obligation to indemnify, or we have otherwise agreed to indemnify, certain of our current and former directors and officers with respect to current and future investigations and litigation, including the matters discussed in Part I, Item 3, “Legal Proceedings” of this Annual Report. In connection with some of these pending matters, we are required to, or we have otherwise agreed to, advance, and have advanced, legal fees and related expenses to certain of our current and former directors and officers and expect to continue to do so while these matters are pending. Certain of these obligations are not and may not be “covered matters” under our directors’ and officers’ liability insurance, or there may be insufficient coverage available. Further, in the event the directors and officers are ultimately determined not to be entitled to indemnification, we may not be able to recover the amounts we previously advanced to them.

In addition, we have incurred significant expenses in connection with the Audit Committee’s independent investigation, the pending SEC Investigation, the U.S. Attorney’s Investigation and shareholder litigation. We cannot provide any assurances that past or future claims related to those or other matters, including the cost of fees, penalties or other expenses, will not exceed the limits of our insurance policies, that such claims are covered by the terms of our insurance policies or that our insurance carrier will be able to cover our claims. Additionally, to the extent there is coverage of these claims, the insurers also have and may seek to deny or limit coverage in some or all of these matters. Furthermore, the insurers could become insolvent and unable to fulfill their obligation to defend, pay or reimburse us for insured claims. Accordingly, we cannot be sure that claims will not arise that are in excess of the limits of our insurance or that are not covered by the terms of our insurance policy. Due to these coverage limitations, we may incur significant unreimbursed costs to satisfy our indemnification obligations, which may have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is in San Antonio, Texas. That office contains approximately 21,000 square feet for which the average annual rent under the current lease is $347,000. This lease expires April 30, 2019. Subsequent to year end, we entered into a memorandum of understanding to extend this lease for a term of 10 years at an average annual rent of $408,000. We believe these facilities are suitable for our current business needs and that suitable, additional space would be available if needed in the future under acceptable terms.

Item 3. Legal Proceedings

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017, on August 9, 2017, a securities class action complaint, Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cv-00753, was filed against the Company in the United States District Court for the Western District of Texas. On November 6, 2017, the Court appointed Irfan Rahman as lead plaintiff (the “Lead Plaintiff”), and he filed the First Amended Complaint on July 26, 2018 (the “Amended Complaint”). The Amended Complaint named, Matthew Goulet, James Albrecht, Thomas Brown, David Mann, Frank Morgan, and Thomas Hicks (collectively, the “individual Defendants”) and the Company as defendants for allegedly making materially false and misleading statements regarding, inter alia, the Company’s previously reported financial statements. The Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder. The Amended Complaint sought unspecified damages, costs, attorneys’ fees, and equitable relief. The parties reached a settlement and submitted a Stipulation of Settlement to the Court on September 13, 2018. Under this settlement, the Company’s and Individual Defendants’ insurance carrier has provided the Class with a cash payment of $1,400,000, which includes the cash amount of any attorney’s fees or litigation expenses that the Court may award Lead Plaintiff’s counsel and costs Lead Plaintiff may incur in administering and providing notice of the settlement. In exchange, Lead Plaintiff has agreed that the settlement will include a dismissal of the Class Action with prejudice and a release of all claims against the Company and the Individual Defendants by the Class. The Court entered an Order and Final Judgment approving the settlement on December 18, 2018. On December 18, 2018, the Court also awarded Plaintiff’s Lead Counsel and Liaison Counsel 25% of the settlement fund ($350,000) in fees and $12,721 in reimbursement of expenses, which was paid from the settlement fund.

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

On October 12, 2018 and November 30, 2018, the Company received letters from stockholders demanding that the Company take action to remedy alleged harm caused to the Company, including to remedy alleged breaches of fiduciary duties by certain current and/or former directors and executive officers of the Company. The stockholder alleges, inter alia, that certain current and former directors and executive officers violated their fiduciary duties beginning at least in July 2016, causing the Company to suffer damages by overstating financial results for the fourth quarter of 2016.

The Board has established a special litigation committee (“Special Litigation Committee”) consisting of Dr. Thomas Hicks and Frank Morgan to analyze and investigate claims that could potentially be asserted in stockholder derivative litigation related to facts connected to the claims and allegations asserted in the litigation related to the Restatement and the stockholder demands described above and the Section 220 Demand (the “Potential Derivative Litigation”). The Special Litigation Committee will determine what actions are appropriate and in the best interests of the Company, and decide whether it is in the best interests of the Company to pursue, dismiss, or consensually resolve any claims that may be asserted in the Potential Derivative Litigation. The Board determined that each member of the Special Litigation Committee is disinterested and independent with respect to the Potential Derivative Litigation. Among other things, the Special Litigation Committee has the power to retain counsel and advisors, as appropriate, to assist it in the investigation, to gather and review relevant documents relating to the claims, to interview persons who may have knowledge of the relevant information, to prepare a report setting forth its conclusions and recommended course of action with respect to the Potential Derivative Litigation, and to take any actions, including, without limitation, directing the filing and prosecution of litigation on behalf of the Company, as the Special Litigation Committee in its sole discretion deems to be in the best interests of the Company in connection with the Potential Derivative Litigation. The Special Litigation Committee’s findings and determinations shall be final and not subject to review by the Board and in all respects shall be binding upon the Company.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our common stock is listed on the NYSE American Exchange under the symbol “GSB”.

Price Range of Common Stock

The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years.

	2018		2017
	High	Low	High	Low
First Quarter (ending March 31)	$3.73	$3.33	$4.26	$3.71
Second Quarter (ending June 30)	$4.18	$3.54	$5.29	$3.87
Third Quarter (ending September 30)	$4.08	$3.23	$5.44	$3.62
Fourth Quarter (ending December 31)	$4.73	$3.88	$4.33	$3.40

Annual	$4.73	$3.23	$5.44	$3.40

On March 1, 2019, the last reported sales price of our common stock on the NYSE American Exchange was $6.06 per share.

Holders

As of February 28, 2019, we had approximately 1,729 stockholders of record of our common stock.

Dividends

We paid quarterly dividends of $.015 per share on March 8, 2017, June 8, 2017, September 8, 2017 and December 18, 2017 to stockholders of record as of the close of business on February 23, 2017, May 23, 2017, August 23, 2017 and November 30, 2017, respectively. We paid quarterly dividends of $.015 per share on March 23, 2018, June 22, 2018, and November 5, 2018 to stockholders of record as of the close of business on March 9, 2018, June 8, 2018, and October 22, 2018, respectively. The timing and amount of dividends to be paid, if any, in subsequent quarters will be determined on future dates by the Board of Directors.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the three months ended December 31, 2018 was as follows:

			Total number of	Maximum
	Total		shares purchased	dollar value
	number of	Average	as part of publicly	of shares
	shares	price per	announced plans	that may yet
	purchased	share	or programs	be purchased

October 1 -
October 31, 2018	-	-	-	$5,000,000
November 1 -
November 30, 2018	698,585	4.43	698,585	$1,908,822
December 1 -
December 31, 2018	197,763	4.45	197,763	$1,017,689

Total	896,348		896,348	1,017,689

On October 29, 2018, the Company announced that its Board of Directors had authorized a stock repurchase program. Under the program, the Company may purchase up to $5,000,000 of its outstanding common stock. Under the stock repurchase program, the Company intends to repurchase shares through authorized Rule 10b5-1 plans (which permits the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws), open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws including Rule 10b-18 of the Exchange Act. The $1,017,689 above represents the funds remaining available to repurchase shares under the current plan at December 31, 2018.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2018 and 2017, and related notes included elsewhere in this Annual Report.

Overview

We develop and sell computer software that provides secure information exchange, data transfer and sharing capabilities for enterprises and consumers. We have been in business for more than twenty years.

Our primary business is selling and supporting MFT software for enterprises. MFT software facilitates the transfer of data from one location to another across a computer network within a single enterprise or between multiple computer networks in multiple enterprises.

Our MFT products are based upon our EFT platform. This on-premise and cloud-based delivery platform emphasizes secure and efficient data exchange for virtually any organization. It enables business partners, customers and employees to share information safely and securely. The EFT platform provides enterprise-level security while automating the integration of back-end systems which are features often missing from traditional file transfer software. The EFT platform features built-in regulatory compliance, governance, and visibility controls to maintain data safety and security. It can replace legacy systems, homegrown servers, expensive leased lines and virtual area networks. The EFT platform promotes ease of administration while providing the detailed capabilities necessary for complete control of a file transfer system.

We continue to explore strategic alternatives to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity and enhance our valuation. We may pursue our goals through organic growth or other alternatives.

For a more comprehensive discussion of the products we sell and the services we offer, see “Software Products and Services” above.

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

See “Comparison of the Consolidated Statement of Operations for the Years Ended December 31, 2018 and 2017” for a discussion of trends in our revenue growth that we monitor using this metric.

Adjusted EBITDA (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization and Share-Based Compensation Expense) to provide us a view of income and expenses that is supplemental and secondary to our primary assessment of net income as presented in our consolidated statement of operations and comprehensive income. We use Adjusted EBITDA to provide another perspective for measuring profitability that does not include the effects of the following items:

●	Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and share-based compensation);
●	The cost of financing our business; and
●	The effects of income taxes.

Prior to 2018, we did not add back the amortization of capitalized software development costs in our Adjusted EBITDA computation. In 2018, after researching the methods used by other software companies, we changed our method of computing Adjusted EBITDA to include the amortization of capitalized software development cost in order to enhance the comparability of the computation to that of our peers.

We monitor Adjusted EBITDA to assess our performance relative to our intended strategies, expected patterns of action, and budgets. We use the results of that assessment to adjust our future activities to the extent we deem necessary.

Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles (“GAAP”). It should not be considered as a substitute for net income presented on our consolidated statement of operations and comprehensive income. Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or without a simultaneous reading and consideration of our consolidated financial statements prepared in accordance with GAAP.

We compute Adjusted EBITDA as follows ($ in thousands):

	Year Ended
	December 31,
	2018	2017
Net Income	$3,654	$1,371
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	1,227	1,547
Interest (income) expense, net	(86)	(296)
Depreciation and amortization:
Total depreciation and amortization	2,173	2,144
Share-based compensation expense	1,269	1,566
Adjusted EBITDA	$8,237	$6,332

Amounts we previously reported as Adjusted EBITDA reconcile to the metric in the table above as follows:

Year Ended
December 31,
2017
Adjusted EBITDA as previously reported	$4,449
Amortization of capitalized software development costs	$1,883
Adjusted EBITDA as now reported	$6,332

See “Comparison of the Consolidated Statement of Operations for the Years Ended December 31, 2018 and 2017” for discussion of the variances between periods in the components comprising Adjusted EBITDA.

Liquidity and Capital Resources

Our cash and working capital positions were as follows ($ in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$9,173	$11,583
Short term certificates of deposit	-	4,291
Long term certificates of deposit	-	11,503
Total cash, cash equivalents and certificates of deposit	$9,173	$27,377

Current assets	$17,351	$23,296
Current liabilities	(15,483)	(16,886)
Working capital	$1,868	$6,410

At December 31, 2017, our short term investments consisted of certificates of deposit maturing on various dates through 2018. Our long term investments as of that date consisted of a certificate of deposit maturing in December 2021. All short term investments were redeemed in 2018. Our long term certificate was redeemed prior to maturity in part to provide funds necessary to execute the modified Dutch auction tender offer that concluded in September of 2018.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Years Ended December 31,
	2018	2017
Operating activities	$4,896	$5,736
Investing activities	$14,356	$(2,212)
Financing activities	$(21,662)	$(836)

Our cash provided by operating activities decreased during 2018 compared to 2017 primarily due to the following factors set forth on our Consolidated Statements of Cash Flows:

●

Accounts payable decreasing $1,080,000 in 2018 as compared to increasing $970,000 in 2017 due to a decrease in outstanding professional fees associated with the Restatement and Investigation in 2018 as compared to 2017.

●	Accounts receivable increasing $644,000 in 2018 as compared to decreasing $346,000 during 2017 primarily due to increased sales at the end of 2018.
●	Deferred revenue decreasing $813,000 in 2018 as compared to decreasing $395,000 in 2017 due primarily to a decrease in multi-year M&S renewals.
●	Accrued expenses decreasing $457,000 in 2018 as compared to increasing $68,000 in 2017 due primarily to reduced personnel related liabilities due to the reduction in force.

Offset by:

●

Federal income tax payable increasing $970,000 in 2018 as compared to federal income tax receivable decreasing $530,000 in 2017 due primarily to paying $1.4 million more in income tax payments in 2017 than 2018 combined with the federal income tax accrual associated with the substantial increase in taxable income in 2018.

The amount of cash we used for investing activities during 2018 increased as compared to 2017 due primarily to:

●	The redemption of our certificates of deposit in 2018 for which no comparable event occurred in 2017.

Offset by:

●	A decrease in capitalized software development costs due to the reduction in force.

Financing activities used more cash during 2018 than during 2017 primarily due to:

●	The repurchase of our common stock under the modified Dutch auction tender offer and the stock repurchase plan announced on October 29, 2018.

Offset by:

●	A decrease in the amount of dividends paid in 2018 as compared to 2017.

Contractual Obligations and Commitments

At December 31, 2018, our contractual obligations and commitments consisted primarily of the following items:

●

An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $16.2 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

●

Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

●	Operating lease for our office space.

●	Federal and state taxes.

Recent Accounting Pronouncements

See Note 2 “Significant Accounting Policies” of our consolidated financial statements included in this Annual Report which includes a discussion of recent accounting pronouncements and the impact they may have on our consolidated financial statements.

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

For a description of our critical accounting policies, please refer to Note 2 “Significant Accounting Policies” of our consolidated financial statements included in this Annual Report.

Results of Operations

Comparison of the Consolidated Statement of Operations for the Years Ended December 31, 2018 and 2017

	2018	2017	$ Change
	($ in thousands)
Total revenues	$34,416	$33,891	$525
Cost of revenues	6,236	6,213	23
Gross profit	28,180	27,678	502
Operating expenses
Sales and marketing	10,009	12,840	(2,831)
General and administrative	6,382	6,117	265
Legal & Professional	4,623	2,949	1,674
Severance	488	29	459
Research and development	1,883	3,121	(1,238)
Total operating expenses	23,385	25,056	(1,671)
Income from operations	4,795	2,622	2,173
Other income (expense), net	86	296	(210)
Provision for income taxes	1,227	1,547	(320)
Net Income	$3,654	$1,371	$2,283

In the discussions below, we refer to the year ended December 31, 2018 as “2018” and the year ended December 31, 2017, as “2017”. The percentage changes cited in our discussions below are the change between 2018 and 2017.

The components of our revenues were as follows ($ in thousands):

	Revenue for the Year Ended December 31,
	2018		2017
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$10,512	30%	$10,929	32%
M&S	21,587	63%	20,761	61%
Professional Services (all EFT Platform)	2,317	7%	2,201	7%
Total Revenue	$34,416	100%	$33,891	100%

Revenue by Product Line
License
EFT Platform	$10,208	97%	$10,412	95%
Other	304	3%	517	5%
Total License Revenue	10,512	100%	10,929	100%

M&S
EFT Platform	20,707	96%	19,715	95%
Other	880	4%	1,046	5%
	21,587	100%	20,761	100%

Professional Services (all EFT Platform)	2,317	100%	2,201	100%

Total Revenue
EFT Platform	33,232	97%	32,328	95%
Other	1,184	3%	1,563	5%
	$34,416	100%	$33,891	100%

Our total revenue increased 2%. Revenue from our EFT platform products and services increased 3%. That increase was offset by a 24% decrease in revenue from our other products consisting of Mail Express, WAFS, CuteFTP, and TappIn. The portion of our total revenue realized from those other products decreased to 3%, which is a trend that is in line with our ongoing de-emphasis of those products.

In 2019, Mail Express and WAFS will no longer be offered for sale, however we will continue to offer product support.

EFT Platform Products

License revenue from our EFT platform products slightly decreased 2%. This decrease was primarily due to some customers deciding to delay their buying decision at the end of the year.

M&S revenue from our EFT platform products increased 5% primarily due to:

●	Ongoing license sales since a majority of license sales are accompanied by an M&S contract.
●

Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals result from our programs designed to provide high-quality and responsive M&S services to customers.

Our professional services revenue increased 5% in 2018 as compared to 2017 due primarily to an enhanced focus on managing our queue of professional service projects. This focus resulted in a reduction in our backlog of professional services related to EFT platform license sales.

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

Cost of software license revenue was relatively flat and as a percent of software license revenue was 28% in 2018 compared to 27% in 2017. An increase in amortization of capitalized software development cost and third-party hosting fees for our SaaS products was offset by lower royalty expense.

Cost of M&S revenue as a percent of M&S revenue was 10% in 2018 as compared to 9% in 2017. Cost of revenue for M&S in absolute dollars increased by 19%.

These increases were a combination of increasing our headcount in our customer support department and the decision by the U.S. Army to consolidate certain of their operations resulting in the non-renewal of their M&S contract in September of 2017.

Cost of professional services revenue as a percent of that revenue was 50% in 2018 as compared to 67% in 2017. The cost in absolute dollars decreased 20%. These decreases were due primarily to the reduction in force and a decrease in the use of third parties to deliver services.

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 29% of total revenue for 2018 compared to 38% of total revenue for 2017. In absolute dollars these expenses decreased 22%, due primarily to a decrease in the headcount of our sales representatives, a change in the way in which we compensate our sales people and decreased marketing expenses due to a decrease in our spending for content.

General and Administrative. These expenses increased 4% primarily due to a one-time share based compensation expense related to the modification of certain stock options of our former Chief Financial Officer and an increase in the number of members of our Board of Directors which resulted in increased fees, offset by a credit to bad debt expense as a result of reducing the balance in our allowance for doubtful accounts to better reflect our potential exposure.

Legal and Professional. These expenses increased 57% primarily due to increases in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation.

Severance. These expenses increased $459,000 primarily due to one-time severance payments and termination benefits associated with the reduction in force.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Year Ending December 31,
	2018	2017
R&D expenditures expensed	$1,883	$3,128
R&D expenditures capitalized	1,276	1,926
Total R&D expenditures (non-GAAP measurement)	$3,159	$5,054

Our total R&D expenditures decreased 37% in 2018 as compared to 2017 primarily due to fewer employed software engineers and technical personnel in addition to lower third-party expenses.

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

Other Income. Other income consists primarily of interest income earned on certificates of deposit. The reduction in income in 2018 was due primarily to the redemption of all of our certificates of deposit in order to fund the purchase of shares related to the tender offer, which resulted in a one-time forfeiture of accrued interest.

Income Taxes. Our effective tax rate was 25% for 2018 and 53% for 2017. These rates differed from a federal statutory tax rate of 21% and 34%, respectively, primarily due to:

●	A reduction in the value of our net deferred tax assets due to the reduction of the corporate income tax to 21% under the Tax Cuts and Jobs Act of 2017.
●	Certain expenses in our consolidated financial statements, such as a portion of meals and entertainment expenses, that are not deductible on our federal income tax return.
●	State income taxes included in income tax expense in our consolidated financial statements.

Offset by:

●

The domestic production activities deduction (in 2017) and the research and development credit that are tax credit incentives that serve to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.

●	The deduction for foreign-derived intangible income.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ending December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GlobalSCAPE, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. and its subsidiary (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 18, 2019 expressed an unqualified opinion thereon.

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

/s/ WEAVER AND TIDWELL LLP

We have served as the Company’s auditor since 2017.

Austin, Texas
March 18, 2019

GlobalSCAPE, Inc.

Consolidated Balance Sheets

(in thousands except share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$9,173	$11,583
Short term certificates of deposit	-	4,291
Accounts receivable, net	6,657	5,925
Federal income tax receivable	-	822
Prepaid expenses and other	1,521	675
Total current assets	17,351	23,296

Long term certificates of deposit	-	11,503
Capitalized software development costs, net	3,133	3,786
Goodwill	12,712	12,712
Deferred tax asset, net	395	651
Property and equipment, net	399	481
Other assets	502	84
Total assets	$34,492	$52,513

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$820	$1,900
Accrued expenses	1,214	1,671
Income Tax Payable	148	-
Deferred revenue	13,301	13,315
Total current liabilities	15,483	16,886

Deferred revenue, non-current portion	2,936	3,735
Other long term liabilities	117	176

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 22,441,860 and 22,196,712 shares issued at December 31, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	25,584	23,793
Treasury stock, 5,310,942 and 403,581 shares, at cost, at December 31, 2018 and December 31, 2017, respectively	(22,712)	(1,452)
Retained earnings	13,062	9,353
Total stockholders’ equity	15,956	31,716
Total liabilities and stockholders’ equity	$34,492	$52,513

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2018	2017

Operating revenues:
Software licenses	$10,512	$10,929
Maintenance and support	21,587	20,761
Professional services	2,317	2,201
Total revenues	34,416	33,891
Costs of revenues
Software licenses	2,978	2,986
Maintenance and support	2,093	1,763
Professional services	1,165	1,464
Total costs of revenues	6,236	6,213
Gross Profit	28,180	27,678
Operating expenses
Sales and marketing	10,009	12,840
General and administrative	6,382	6,117
Legal and Professional	4,623	2,949
Severance	488	29
Research and development	1,883	3,121
Total operating expenses	23,385	25,056
Income from operations	4,795	2,622
Other income (expense):
Interest income	86	296
Total other income (expense)	86	296
Income before income taxes	4,881	2,918
Provision for income taxes	1,227	1,547
Net income	$3,654	$1,371
Comprehensive income	$3,654	$1,371

Net income per common share - basic	$0.18	$0.06

Net income per common share - diluted	$0.17	$0.06

Weighted average shares outstanding:
Basic	20,721	21,702

Diluted	21,017	22,154

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Consolidated Statements of Stockholders' Equity

(in thousands, except number of shares)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2016	21,920,912	$22	$21,756	$(1,452)	$9,289	$29,615

Shares issued upon exercise of stock options	195,800		471			471

Stock-based compensation expense
Stock options			1,257			1,257
Restricted stock	80,000		309			309

Common stock cash dividends, $0.060 per share					(1,307)	(1,307)

Net income					1,371	1,371

Balance at December 31, 2017	22,196,712	$22	$23,793	$(1,452)	$9,353	$31,716

Retained Earnings Adjustment due to 606					979	979

Purchase of Treasury Stock				(21,260)		(21,260)

Cancellation of Restricted Stock	(40,000)

Shares issued upon exercise of stock options	205,148		522			522

Stock-based compensation expense
Stock options			1,055			1,055
Restricted stock	80,000		214			214

Common stock cash dividends, $0.045 per share					(924)	(924)

Net income					3,654	3,654

Balance at December 31, 2018	22,441,860	$22	$25,584	$(22,712)	$13,062	$15,956

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2018	2017
Operating Activities:
Net income	$3,654	$1,371
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	(88)	17
Depreciation and amortization	2,173	2,144
Stock-based compensation	1,269	1,566
Deferred taxes	(4)	399
Subtotal before changes in operating assets and liabilities	7,004	5,497
Changes in operating assets and liabilities:
Accounts receivable	(644)	346
Prepaid expenses	(216)	(144)
Federal income taxes	970	(530)
Accrued interest receivable	-	(261)
Other assets	191	161
Accounts payable	(1,080)	970
Accrued expenses	(457)	68
Deferred revenues	(813)	(395)
Other long-term liabilities	(59)	24
Net cash provided by operating activities	4,896	5,736
Investing Activities:
Software development costs	(1,276)	(1,926)
Purchase of property and equipment	(162)	(286)
Redemption of certificates of deposit	15,794	-
Net cash provided by (used in) investing activities	14,356	(2,212)
Financing Activities:
Proceeds from exercise of stock options	522	471
Purchase of Treasury Stock	(21,260)	-
Dividends paid	(924)	(1,307)
Net cash (used in) financing activities	(21,662)	(836)
Net increase (decrease) in cash	(2,410)	2,688
Cash at beginning of period	11,583	8,895
Cash at end of period	$9,173	$11,583

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$253	$1,649

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Throughout these notes, unless otherwise noted, our references to 2018 and 2017 refer to the years ended December 31, 2018 and 2017, respectively.

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

The activity in our deferred revenue balances has been as follows ($in thousands):

	Year Ended December 31,
	2018	2017
Deferred revenue, beginning of period	$17,050	$17,445
Deferred revenue resulting from new contracts with customers	21,577	20,451
Deferred revenue at the beginning of the period that was amortized to revenue	(20,244)	(19,248)
Deferred revenue arising during the period that was amortized to revenue	(2,146)	(1,598)
Deferred revenue, end of period	$16,237	$17,050

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

Allowance for Sales Returns

We provide an allowance for sales returns. We estimate this allowance based upon our historical experience and the nature of recent transactions with customers. This amount is included in accrued liabilities in our consolidated balance sheet.

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

Our activity in deferred costs of obtaining a contract to deliver goods and services has been as follows ($in thousands):

Year Ended December 31,
2018
Deferred cost, beginning of period	$1,240
Deferred cost resulting from new contracts with customers	674
Deferred cost amortized to expense	(905)
Deferred cost, end of period	$1,009

At December 31, 2018, $571,000 was recorded in prepaid and other current assets and $438,000 was recorded in noncurrent other assets in our consolidated balance sheet.

GlobalSCAPE, Inc.

Condensed Consolidated Balance Sheet

(in thousands)

As of December 31, 2018

The following tables present our reported results under ASC 606 and a reconciliation to results using the historical accounting method:

	As Reported	Effect of ASC 606	ASC 605 Historical
Assets
Current assets:
Cash and cash equivalents	$9,173		$9,173
Certificates of deposit, short term	-		-
Accounts receivable, net	6,657	(75)	6,582
Federal income tax receivable	-		-
Prepaid and other current assets	1,521	(571)	950
Total current assets	17,351	(646)	16,705

Capitalized software development costs, net	3,133		3,133
Goodwill	12,712		12,712
Deferred tax asset, net	395	137	532
Property and equipment, net	399		399
Other assets	502	(438)	64
Total assets	$34,492	$(947)	$33,545

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	820		820
Accrued expenses	1,214	(75)	1,139
Federal income tax payable	148	(66)	82
Deferred revenue	13,301		13,301
Total current liabilities	15,483	(141)	15,342

Deferred revenue, non-current portion	2,936		2,936
Other long term liabilities	117		117

Stockholders' Equity:
Preferred stock	-		-
Common stock	22		22
Additional paid-in capital	25,584		25,584
Treasury stock	(22,712)		(22,712)
Retained earnings	13,062	(806)	12,256
Total stockholders’ equity	15,956	(806)	15,150

Total liabilities and stockholders’ equity	$34,492	$(947)	$33,545

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Operations and Comprehensive Income

(in thousands, except per share amounts)

For the Year Ended December 31, 2018

	As Reported	Effect of ASC 606	ASC 605 Historical

Operating revenues:
Software licenses	$10,512		$10,512
Maintenance and support	21,587		21,587
Professional services	2,317		2,317
Total revenues	34,416	-	34,416
Costs of revenues
Software licenses	2,978	(26)	2,952
Maintenance and support	2,093		2,093
Professional services	1,165		1,165
Total costs of revenues	6,236	(26)	6,210
Gross Profit	28,180	26	28,206
Operating expenses
Sales and marketing	10,009	(205)	9,804
General and administrative	6,382		6,382
Legal and professional	4,623		4,623
Severance	488		488
Research and development	1,883		1,883
Total operating expenses	23,385	(205)	23,180
Income from operations	4,795	231	5,026
Interest income (expense), net	86		86
Income before income taxes	4,881	231	5,112
Income tax expense	1,227	58	1,285
Net income	$3,654	$173	$3,827
Comprehensive income	$3,654	$173	$3,827

Net income per common share - basic	$0.18	$0.01	$0.18

Net income per common share - diluted	$0.17	$0.01	$0.18

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

For the Year Ended December 31, 2018

	As Reported	Effect of ASC 606	ASC 605 Historical

Operating Activities:
Net Income	$3,654	173	$3,827
Items not involving cash at the time they are recorded in the statement of operations:
Provision (recoveries) for doubtful accounts receivable	(88)		(88)
Depreciation and amortization	2,173		2,173
Share-based compensation	1,269		1,269
Deferred taxes	(4)		(4)
Subtotal before changes in operating assets and liabilities	7,004	173	7,177
Changes in operating assets and liabilities:
Accounts receivable	(644)	(75)	(719)
Prepaid and other current assets	(216)	(107)	(323)
Deferred revenues	(813)		(813)
Accounts payable	(1,080)		(1,080)
Accrued expenses	(457)	75	(382)
Other assets	191		191
Accrued interest receivable	-		-
Other long-term liabilities	(59)		(59)
Federal income tax payable	970	(66)	904
Net cash provided by operating activities	4,896	-	4,896
Investing Activities:
Software development costs	(1,276)		(1,276)
Purchase of property and equipment	(162)		(162)
Redemption of Certificates of Deposit	15,794		15,794
Net cash provided by investing activities	14,356	-	14,356
Financing Activities:
Proceeds from exercise of stock options	522		522
Purchase of treasury stock	(21,260)		(21,260)
Dividends paid	(924)		(924)
Net cash used in financing activities	(21,662)	-	(21,662)
Net increase in cash	(2,410)		(2,410)
Cash at beginning of period	11,583	-	11,583
Cash at end of period	$9,173	$-	$9,173

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-		$-
Income tax payments	$253		$253

Cash and cash equivalents

Cash and cash equivalents includes all cash and highly liquid investments with original maturities of three months or less.

Short Term Investments

Short-term investments consist of certificates of deposit held with financial institutions with contractual maturity dates less than one year from the balance sheet date. These certificates of deposit are stated at amortized cost, which approximates fair value of these investments. In 2018, we redeemed our certificates to assist with funding the modified Dutch tender offer.

Long-Term Investments

Long-term investments consist of certificates of deposit held with financial institutions with contractual maturity dates greater than one year from the balance sheet date. These certificates of deposit are stated at amortized cost, which approximates the fair value of these investments.

Fair Value of Financial Instruments

For financial assets and liabilities recorded at fair value on a recurring or non-recurring basis, fair value is the price we would receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction. In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.
Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3:	Significant inputs to the valuation model are unobservable.

As of December 31, 2018, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, capitalized software and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Our financial instruments consist principally of cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, approximates fair value due to the short term maturity of these instruments, all of which mature within 12 months. The carrying amount of our certificates of deposit approximates fair value based on interest rates readily available in the market with similar terms.

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

When testing goodwill, we first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of our reporting unit is less than its carrying amount, including goodwill. In performing this qualitative assessment, we assess events and circumstances relevant to us including, but not limited to:

●	Macroeconomic conditions.
●	Industry and market considerations.
●	Cost factors and trends for labor and other expenses of operating our business.
●	Our overall financial performance and outlook for the future.
●	Trends in the quoted market value and trading of our common stock.

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

As of December 31, 2018, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount of goodwill may exceed its fair market value and that interim testing needed to be performed.

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses. Advertising expense was approximately $807,000 and $1.9 million 2018 and 2017, respectively.

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

●	We estimate expected volatility based on historical volatility of our common stock.
●

We use primarily the simplified method to derive an expected term which represents an estimate of the time options are expected to remain outstanding. We use this method because our options are plain-vanilla options, and we believe our historical option exercise experience is not adequately indicative of our future expectations.

●	We base the risk-free rate for periods within the contractual life of the option on the U.S. treasury yield curve in effect at the time of grant.
●	We estimate a dividend yield based on our historical and expected future dividend payments.

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

ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (issued March 2016) – This standard discontinued the recording in equity of tax benefits or tax deficiencies that arise from differences between share-based payment compensation expense recorded for financial statement purposes and that expense deductible for tax purposes. This new standard requires that the tax effect of all such differences be recorded and reported in the statement of operations. This standard also requires that tax-related cash flows resulting from share-based payments be reported as operating activities in the statement of cash flows which is a change from the current requirement to present such tax-related items as an inflow from financing activities and an outflow from operating activities. As prescribed by this standard, we adopted it beginning January 1, 2017, and followed it in the preparation of our consolidated financial statements as of December 31, 2017.

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

We determine our accounts receivable, net, as follows ($ in thousands):

	December 31,
	2018	2017
Total invoices issued and unpaid	$7,990	$6,644
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(1,233)	(441)
Gross accounts receivable	6,757	6,203
Allowance for sales returns	-	(100)
Allowance for doubtful accounts	(100)	(178)
Accounts receivable, net	$6,657	$5,925

The activity in our allowance for doubtful accounts and sales returns has been as follows ($ in thousands):

	Year Ended December 31,
	2018	2017
Balance, beginning of period	$278	$263
ASC 606 Adjustment	(100)	-
Provision for sales returns	-	-
Provision for doubtful accounts	(88)	17
Accounts written off	10	(2)
Balance, end of period	$100	$278

4.     Property and Equipment, Net

Property and equipment, at cost, and the related accumulated depreciation consist of the following ($ in thousands):

	December 31,
	2018	2017
Furniture and fixtures	$835	$786
Software	669	662
Equipment	1,558	1,469
Leasehold improvements	559	559
	3,621	3,476
Less accumulated depreciation	(3,222)	(2,995)
Property and equipment, net	$399	$481

5.     Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activity were as follows ($ in thousands):

	December 31,
	2018	2017
Gross capitalized cost	$10,454	$9,179
Accumulated amortization	(7,321)	(5,393)
Net balance	$3,133	$3,786

	Year Ended December 31,
	2018	2017
Amount capitalized	$1,276	$1,926
Amortization expense	$(1,929)	$(1,883)

	Released	Unreleased
	Products	Products

Gross capitalized at December 31, 2018	$9,624	$830
Accumulated amortization	(7,321)	-
Net balance	$2,303	$830

Future amortization expense for the year ending December 31,
2019	$1,328
2020	857
2021	118
Total	$2,303

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

	December 31
	2018	2017
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$17,470	$17,491
Less: Unpaid invoices at December 31 relating to M&S agreements with a start date subsequent to the balance sheet date	(1,233)	(441)
Total deferred revenue at December 31	$16,237	$17,050

Deferred revenue, current portion	$13,301	$13,315
Deferred revenue, non-current portion	2,936	3,735
Total deferred revenue	$16,237	$17,050

7.      Commitments and Contingencies

Leases

We have an operating lease related to our office space. Minimum rental commitments under operating leases at December 31, 2018 are as follows ($ in thousands):

Year Ending December 31,
2019	120
Total	$120

Rent expense under operating leases was $347,000 in 2018 and 2017. We had a deferred rent liability of $4,000 at December 31, 2018, which we amortize to rent expense on a straight-line basis over the remaining life of the applicable lease. Subsequent to year end we entered into a memorandum of understanding to extend the lease for 10 years at an average annual rent of $408,000.

Severance Payments

We have agreements with key personnel that provide for severance payments to them in the event of a change in control of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be approximately $1.3 million.

Legal and Regulatory Matters

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017, on August 9, 2017, a securities class action complaint, Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cv-00753, was filed against the Company in the United States District Court for the Western District of Texas. On November 6, 2017, the Court appointed Irfan Rahman as lead plaintiff, and he filed the First Amended Complaint on July 26, 2018. The Amended Complaint named the Company, Matthew Goulet, James Albrecht, Thomas Brown, David Mann, Frank Morgan, and Thomas Hicks as defendants for allegedly making materially false and misleading statements regarding, inter alia, the Company’s previously reported financial statements. The Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The Amended Complaint sought unspecified damages, costs, attorneys’ fees, and equitable relief. The parties reached a settlement and submitted a Stipulation of Settlement to the Court on September 13, 2018. Under this settlement, the Company’s and Individual Defendants’ insurance carrier has provided the Class with a cash payment of $1,400,000, which includes the cash amount of any attorney’s fees or litigation expenses that the Court may award Lead Plaintiff’s counsel and costs Lead Plaintiff may incur in administering and providing notice of the settlement. In exchange, Lead Plaintiff has agreed that the settlement will include a dismissal of the Class Action with prejudice and a release of all claims against the Company and the Individual Defendants by the Class. The Court entered an Order and Final Judgment approving the settlement on December 18, 2018. On December 18, 2018, the Court also awarded Plaintiff’s Lead Counsel and Liaison Counsel 25% of the settlement fund ($350,000) in fees and $12,721 in reimbursement of expenses, which was paid from the settlement fund.

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

On October 12, 2018, and November 30, 2018 the Company received letters from stockholders demanding that the Company take action to remedy alleged harm caused to the Company, including to remedy alleged breaches of fiduciary duties by certain current and/or former directors and executive officers of the Company. The stockholder alleges, inter alia, that certain current and former directors and executive officers violated their fiduciary duties beginning at least in July 2016, causing the Company to suffer damages by overstating financial results for the fourth quarter of 2016.

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

8.     Stock Options, Restricted Stock and Share-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Year Ended December 31,
	2018	2017
Share-based compensation expense	$1,269	$1,566

Stock Options

We have granted stock options to our officers and employees under long-term equity incentive plans that originated in 2000, 2010 and 2016. During 2018 and 2017, we granted stock options only under the 2016 plan.

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

We currently issue stock-based awards to our officers and employees only under the 2016 plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of December 31, 2018, stock-based incentives for up to 3,473,667 shares remained available for issuance in the future under this plan.

We have not issued any restricted stock under any of these plans.

Our stock option activity has been as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
			(Years)	(000's)
Outstanding at December 31, 2016	2,407,005	$3.00	7.19	$2,574

2017
Granted	975,000	$3.98
Forfeitures	(600,995)	$3.35
Exercised	(195,800)	$2.41
Outstanding at December 31, 2017	2,585,210	$3.34	6.77	$1,015

2018
Granted	1,052,737	$3.87
Forfeitures	(896,479)	$3.58
Exercised	(205,148)	$2.55
Outstanding at December 31, 2018	2,536,320	$3.53	6.97	$2,464

Exercisable at December 31, 2018	1,103,631	$3.07	4.08	$1,577

Additional information about our stock options is as follows:

	2018	2017
Weighted average fair value of options granted during the year	$1.57	$1.67
Intrinsic value of options exercised during the year	$266,010	$351,893
Cash received from stock options exercised during the year	$522,189	$471,789

Number of options that vested during the year	555,574	528,734
Fair value of options that vested during the year	$929,480	$850,044

Unrecognized compensation expense related to non-vested options at end of year	$1,874,762	$1,751,077
Weighted average years over which non-vested option expense will be recognized	2.60	1.93

Plan	Shares outstanding
2000 Stock Option Plan	15,000
2010 Employee LT Equity Incentive Plan	994,987
2016 Employee LT Equity Incentive Plan	1,526,333
Total shares outstanding at December 31, 2018	2,536,320

As of December 31, 2018
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$1.43 - 2.34	277,350	1.98	$1.87	277,350	$1.87
$2.35 - 3.53	771,637	5.12	$3.32	571,195	$3.27
$3.54 - 5.28	1,487,333	8.85	$3.95	255,086	$3.94
Total options	2,536,320			1,103,631

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2018	2017
Expected volatility	48%	49%
Expected annual dividend yield	1.5%	1.5%
Risk free rate of return	2.88%	1.95%
Expected option term (years)	5.33	6.00

Due to the Investigation, during a portion of 2017 and 2018, we had in place a moratorium on issuing shares of our common stock in connection with stock option exercises. In September and October 2017, for stock options that were scheduled to expire during the six months ended December 31, 2017, and were not exercisable due to the moratorium, we modified those stock options to extend their expiration date to December 31, 2017. We recorded share-based compensation expense of $255,000 for these modifications for which there was no associated cash payment. None of those options were exercised prior to December 31, 2017, their expiration dates were not extended beyond that date, and they were allowed to expire. As consideration for certain of those expired options, we made cash payments to the option holders and recorded expense totaling $78,000 which was determined based upon the difference between the quoted market price of our common stock as of December 31, 2017, and the exercise price of the stock options.

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

●	Restricted shares participate in dividend payments and may be voted.
●	As of December 31, 2018, 240,000 shares of restricted stock have vested and stock based incentives for up to 160,000 shares remained available for issuance in the future under this plan.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted Shares Outstanding at December 31, 2016	80,000	$3.31

2017
Shares granted with restrictions	80,000	$4.24
Shares vested and restrictions removed	(80,000)	$3.31	$320,000
Restricted Shares Outstanding at December 31, 2017	80,000	$4.24

2018
Shares granted with restrictions	100,000	$4.06
Shares vested and restrictions removed	(80,000)	$4.24	$297,600
Restricted Shares Outstanding at December 31, 2018	100,000	$4.06

We have not issued any stock options under the 2015 Directors Plan.

The 2015 Directors Plan replaced the 2006 Non-Employee Directors Long-Term Equity Incentive Plan (the “2006 Plan”). We will not issue any additional stock or stock options under the 2006 Plan.

At December 31, 2018, we had $313,929 of unrecognized compensation expense related to non-vested stock awards. We expect to recognize that expense in the future over a weighted-average period of four months.

9.     Income Taxes

The components of our income tax expense (benefit) consist of the following (amounts in thousands):

	2018			2017
	Current	Deferred	Total	Current	Deferred	Total
Federal	$993	$(21)	$972	$1,008	$416	$1,424
State	238	17	255	140	(17)	123
Total	$1,231	$(4)	$1,227	$1,148	$399	$1,547

The difference between income tax expense and the amount computed by applying the federal statutory income tax rate of 21% for 2018 and 34% for 2017 to income before income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2018	2017
Income tax expense at federal statutory rate	$1,025	$992

Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	218	86
Stock based compensation	182	294
Change in US tax rate due to tax reform	-	355
R&D tax credit uncertain tax position (net)	(46)	37
Research and development credit	(72)	(208)
Domestic production activities deduction	-	(35)
Foreign derived intangible income	(105)
Other	25	26
Income tax expense per the statement of operations	$1,227	$1,547

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

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our consolidated financial statements. The components of our deferred income tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Deferred revenue	$809	$775
Share-based compensation	329	351
Compensation and benefits	49	111
Texas franchise tax R&D credit	194	185
Prepaid expenses not deducted for tax	-	84
Allowance for doubtful accounts	37	58
Net operating loss carryforward	-	20
State deferred tax asset	45	61
Accrued expenses not deducted for tax	6	9
Valuation allowance	(194)	(185)
Total deferred tax assets	1,275	1,469

Deferred tax liabilities:
Intangible assets	667	805
Deferred expenses	213	-
Depreciation	-	13
Total gross deferred tax liabilities	880	818

Net deferred tax assets	$395	$651

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

As of December 31, 2018, we have Texas Research and Development tax credit carryforwards of $194,000. We believe it uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these carryforward credits. Accordingly, have provided a valuation allowance for the full amount of these credit carryforwards. These carryforwards expire in years 2034 through 2039.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (amounts in thousands):

	2018	2017
Balance, beginning of year	$158	$121
Increases for tax positions related to the current year	-	22
Increases for tax positions related to prior years	2	15
Decreases for tax positions due to expiring statue	(47)
Balance, end of year	$113	$158

Our unrecognized tax benefit is related to research and development credits taken on our U.S. income tax returns from 2012 to 2017 and the uncertainty related to the realization of a portion of those credits based on prior experience. We believe it reasonably possible that we will not recognize any of our unrecognized tax benefits at least through December 31, 2017. If we realized and recognized any of our unrecognized tax benefits such benefits would reduce our effective tax rate in the year of recognition.

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At December 31, 2018, no interest or penalties have been or are required to be accrued. Our open tax years are 2012 and forward for our federal income tax returns and 2014 and forward for most of our state income tax returns. We do not file, and are not required to file, any foreign income tax returns.

10.     Earnings Per Share

Earnings per share for the periods indicated were computed as follows (in thousands except per share amounts):

	Year ended December 31,
	2018	2017
Numerators
Numerator for basic and diluted earnings per share:
Net income	$3,654	$1,371

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	20,721	21,702

Dilutive potential common shares
Stock options and awards	296	452
Denominator for diluted earnings per share	21,017	22,154

Net income per common share - basic	$0.18	$0.06
Net income per common share – diluted	$0.17	$0.06

Our weighted average shares outstanding has decreased due to the repurchase of our outstanding common stock through a modified Dutch auction tender offer (the “Tender Offer”) and the stock repurchase program announced on October 29, 2018.

11.     Dividends

We paid dividends as follows:

	Year ended December 31,
	2018	2017
Dividend per share of common stock	$0.045	$0.060

12.     Stockholder’s Equity

On August 20, 2018, the Company announced the launch of a Tender Offer to repurchase for cash up to $15 million in value of outstanding shares of our common stock. The Tender Offer expired on September 19, 2018 and resulted in the purchase of 4,011,013 shares for an aggregate cost of approximately $16.8 million. Included with the shares accepted for purchase were 439,585 shares that the Company elected to purchase pursuant to the right to increase the size of the Tender Offer by up to 2.0% of the Company’s outstanding common stock. On October 29, 2018 the Board of Directors authorized a stock repurchase program in compliance with Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Securities and Exchange Act, which resulted in the purchased of an additional 896,348 shares at an approximate cost of $4.0 million.

13.     Employee Benefit Plan

We provide our employees a 401(k) plan under which we make employer matching contributions in amounts determined by our Board of Directors. Our matching contributions were $132,000 and $156,000, for 2018 and 2017, respectively.

14.      Segment and Geographic Disclosures

We view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located in the United States accounted for approximately 74% and 75% of our total revenues for 2018 and 2017, respectively.  The remaining revenues were from customers and partners located in foreign countries, and each individual foreign country accounted for less than 10% of total revenues in each of those years.  We attribute revenue to countries based on the country in which the customer or partner is located. We have no property or equipment located outside the United States.

15.      Concentration of Business Volume and Credit Risk

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

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party channel resellers even though those end users can also purchase those products directly from us. During 2018 and 2017, we earned approximately 14% of our revenue from such sales through our largest, third-party, channel reseller.

In 2018 and 2017, approximately 26% and 25%, respectively, of our revenues resulted from sales to customers in foreign countries.  We received substantially all of our revenues from foreign customers in U.S. dollars resulting in limited exchange rate risks.  Our foreign sales are concentrated mostly in Canada, Western Europe and Latin America.

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

16.      Subsequent Events

On February 27, 2019 we entered into an Option Termination Agreement with our former Chief Financial Officer to terminate certain options and option agreements that resulted in a payment of $548,000 to the option holder. We will account for this payment as a reduction of equity during the first quarter of 2019.

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

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our President and Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

In our 2017 Management Report on Internal Control Over Financial Reporting, our management concluded that our controls were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP as of December 31, 2017 due to material weaknesses in our internal controls related to revenue recognition.

We designed a remediation plan to strengthen our internal control over financial reporting and have taken remediation steps to address the material weaknesses related to revenue recognition. We also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal controls over financial reporting.

Our remediation plan included the following:

●

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

●

Enhancing the breadth and depth of the review by finance and accounting personnel of sales invoices and underlying supporting documentation to ensure that unusual items are identified and considered when determining revenue recognition.

●

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

Our management has monitored the effectiveness of these and other processes, procedures and controls and has successfully completed the testing necessary to conclude that the material weaknesses have been remediated.

With the exception of the remediation efforts described above, there has been no change in our internal control over financial reporting that occurred during the annual period covered by this Annual Report and during the subsequent time period through the filing of this Annual Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GlobalSCAPE, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited GlobalSCAPE, Inc.’s and its subsidiary’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018 and the related notes (collectively, the consolidated financial statements) and our report dated March 18, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

March 18, 2019

Item 9B. Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President and Chief Executive Officer and its Chief Financial Officer.  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

Karen J. Young

Chief Financial Officer

GlobalSCAPE, Inc.

4500 Lockhill-Selma, Suite 150

San Antonio, Texas 78249

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14.     Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE are included in Item 8:

	●	Consolidated Balance Sheets — December 31, 2018 and 2017

	●	Consolidated Statements of Operations and Comprehensive Income — Years ended December 31, 2018 and 2017

	●	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2018 and 2017

	●	Consolidated Statements of Cash Flows — Years ended December 31, 2018 and 2017

	●	Notes to Consolidated Financial Statements — December 31, 2018 and 2017

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit
Number	Description
3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10-K filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10-K filed May 12, 2000).

*10.3

Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10, filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

*10.10	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.11	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 5, 2007).

*10.12	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.13	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.14	GlobalSCAPE, Inc. 2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

*10.15	Form of Non-Qualified Stock Option Agreement under GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 10, 2015).

*10.16	Form of Employment Agreement dated as of April 1, 2015 by and between GlobalSCAPE and each of Matthew C. Goulet and James W. Albrecht, Jr. (Filed as Exhibit 10.1 to Form 8-K filed on April 1, 2015).

10.17	Form of Indemnification Agreement by and between GlobalSCAPE and each of its directors and named executive officers (Filed as Exhibit 10.1 to Form 8-K filed on May 14, 2015).

*10.18	GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Appendix A to the Definitive Proxy Statement filed April 2, 2015).

*10.19	Form of Restricted Stock Award Agreement pursuant to the GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.2 to Form 8-K filed on May 14, 2015).

*10.20	Form of Incentive Stock Option Agreement GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 4, 2016).

10.21	Stock Purchase Agreement dated January 9, 2017 by and between Thomas H Brown, David L. Mann and 210 Capital LLC (filed as Exhibit 10.1 to Form 8-K filed January 9, 2017).

*10.22	Employment Agreement between the Company and Peter S. Merkulov, dated as of October 18, 2017 (filed as Exhibit (d)(2) to Schedule TO-I filed August 22, 2018).

*10.23	Employment Agreement between the Company and Michael P. Canavan, dated as of July 10, 2017 (filed as Exhibit (d)(3) to Schedule TO-I filed August 22, 2018).

*10.24	Employment Agreement between the Company and David C. Mello, dated as of September 18, 2017 (filed as Exhibit (d)(4) to Schedule TO-I filed August 22, 2018).

10.25	Severance Agreement and Release of Claims, effective as of August 28, 2018, by and between the Company and Peter Merkulov (filed as Exhibit 10.1 to Form 8-K filed September 4, 2018).

*10.26	GlobalSCAPE, Inc. 2016 Employee Long-Term Equity Incentive Plan (filed as Annex A to Schedule 14A, filed March 31, 2017).

*10.27	Amendment to 2016 Employee Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed October 31, 2018).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008).

21.1	Subsidiaries of GlobalSCAPE, Inc. (Filed as Exhibit 21.1 to Form 10-K filed March 29, 2012).

23.1	Consent of Weaver and Tidwell, L.L.P. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

101	Interactive Data File.

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 18, 2019.

GlobalSCAPE, Inc.

By:	/s/ Matthew C. Goulet
Matthew C. Goulet
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 18, 2019.

Signature	Title

/s/ Matthew C. Goulet	President and Chief Executive Officer and Director
Matthew C. Goulet	(Principal Executive Officer)

/s/ Karen J. Young	Chief Financial Officer
Karen J. Young	(Principal Finance and Accounting Officer)

/s/ Robert H. Alpert	Director, Chairman
Robert H. Alpert

/s/ David L. Mann	Director
David L. Mann

/s/ Frank M. Morgan	Director
Frank M. Morgan

/s/ Dr. Thomas E. Hicks	Director
Dr. Thomas E. Hicks

/s/ C. Clark Webb	Director
C. Clark Webb