Form 10-Q
period 2019-03-31
GLOBALSCAPE INC
filed 2019-05-10
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019.

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

210-308-8267

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	GSB	NYSE American, LLC
(Title of Class)	(Trading Symbol)	(Name of exchange on which registered)

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

As of April 30, 2019 there were 17,218,849 shares of common stock outstanding.

GlobalSCAPE, Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2019

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

TappIn Secure Share™, Social Share™, Now Playing™, and Enhanced A La Carte Playlist™ are trademarks of TappIn, Inc., our wholly-owned subsidiary.

Other trademarks and trade names in this Quarterly Report on Form 10-Q (this “Report”) are the property of their respective owners.

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

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,362	$9,173
Accounts receivable, net	5,439	6,657
Prepaid and other current assets	1,470	1,521
Total current assets	21,271	17,351

Capitalized software development costs, net	2,981	3,133
Goodwill	12,712	12,712
Deferred tax asset, net	410	395
Property and equipment, net	365	399
Other assets	464	502
Total assets	$38,203	$34,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$838	$820
Accrued expenses	1,280	1,214
Income tax payable	736	148
Deferred revenue	13,980	13,301
Total current liabilities	16,834	15,483

Deferred revenue, non-current portion	2,564	2,936
Other long term liabilities	114	117

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 22,598,349 and 22,441,860 shares issued: 17,218,849 and 17,130,918 outstanding at March 31, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	26,533	25,584
Treasury stock, 5,379,500 and 5,310,942 shares, at cost, at March 31, 2019 and December 31, 2018, respectively	(23,087)	(22,712)
Retained earnings	15,223	13,062
Total stockholders’ equity	18,691	15,956
Total liabilities and stockholders’ equity	$38,203	$34,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2019	2018

Operating Revenues:
Software licenses	$2,634	$2,160
Maintenance and support	6,076	5,100
Professional services	703	451
Total Revenues	9,413	7,711
Cost of revenues:
Software licenses	609	771
Maintenance and support	532	520
Professional services	293	325
Total cost of revenues	1,434	1,616
Gross profit	7,979	6,095
Operating expenses:
Sales and marketing	1,916	3,107
General and administrative	2,015	1,822
Legal and professional	576	1,680
Severance	4	11
Research and development	325	718
Total operating expenses	4,836	7,338
Income (loss) from operations	3,143	(1,243)
Interest income, net	24	76
Income (loss) before income taxes	3,167	(1,167)
Income tax expense (benefit)	747	(232)
Net income (loss)	$2,420	$(935)
Comprehensive income (loss)	$2,420	$(935)

Net income (loss) per common share -
Basic	$0.14	$(0.04)
Diluted	$0.14	$(0.04)

Weighted average shares outstanding:
Basic	17,197	21,793
Diluted	17,664	21,793

Cash dividends declared per share	$0.015	$0.015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Operating Activities:
Net income (loss)	$2,420	$(935)
Items not involving cash at the time they are recorded in the statement of operations:
Provision (recoveries) for doubtful accounts receivable	9	(75)
Depreciation and amortization	410	594
Share-based compensation	875	671
Deferred taxes	(15)	(248)
Subtotal before changes in operating assets and liabilities	3,699	7
Changes in operating assets and liabilities:
Accounts receivable	1,209	1,845
Prepaid and other current assets	51	(89)
Deferred revenue	307	(1,317)
Accounts payable	18	202
Accrued expenses	66	163
Other assets	38	54
Accrued interest receivable	-	(66)
Other long-term liabilities	(3)	-
Income tax payable	588	27
Net cash provided by operating activities	5,973	826
Investing Activities:
Software development costs capitalized	(201)	(402)
Purchase of property and equipment	(23)	(27)
Net cash used in investing activities	(224)	(429)
Financing Activities:
Proceeds from exercise of stock options	519	-
Stock option cash settlement	(445)
Purchase of Treasury Stock	(375)	-
Dividends paid	(259)	(327)
Net cash used in financing activities	(560)	(327)
Net increase in cash	5,189	70
Cash at beginning of period	9,173	11,583
Cash at end of period	$14,362	$11,653

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax payments	$16	$18

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except number of shares)

(unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2017	22,196,712	$22	$23,793	$(1,452)	$9,353	$31,716

Retained Earnings Adjustment due to ASC 606					979	979
Stock-based compensation expense
Stock options			587			587
Restricted stock			84			84
Common stock cash dividends, $0.015 per share					(327)	(327)
Net Income (loss)					(935)	(935)
Balance at March 31, 2018	22,196,712	$22	$24,464	$(1,452)	$9,070	$32,104

Stock-based compensation expense
Stock options			155			155
Restricted stock	80,000		36			36
Common stock cash dividends, $0.015 per share					(328)	(328)
Net Income					593	593
Balance at June 30, 2018	22,276,712	$22	$24,655	$(1,452)	$9,335	$32,560

Purchase of Treasury Stock				(17,262)		(17,262)
Cancellation of Restricted Stock	(40,000)					-
Shares issued upon exercise of stock options	146,150		341			341
Stock-based compensation expense
Stock options			110			110
Net Income					998	998
Balance at September 30, 2018	22,382,862	$22	$25,106	$(18,714)	$10,333	$16,747

Purchase of Treasury Stock				(3,998)		(3,998)
Shares issued upon exercise of stock options	58,998		181			181
Stock-based compensation expense
Stock options			205			205
Restricted stock			92			92
Common stock cash dividends, $0.015 per share					(269)	(269)
Net Income					2,998	2,998
Balance at December 31, 2018	22,441,860	$22	$25,584	$(22,712)	$13,062	$15,956

Purchase of Treasury Stock				(375)		(375)
Shares issued upon exercise of stock options	156,489		519			519
Stock option cash settlement			(445)			(445)
Stock-based compensation expense
Stock options			775			775
Restricted stock			100			100
Common stock cash dividends, $0.015 per share					(259)	(259)
Net Income					2,420	2,420
Balance at March 31, 2019	22,598,349	$22	$26,533	$(23,087)	$15,223	$18,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2019 and For the Three

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

We sell other products that are synergistic to EFT including Mail Express, WAFS, and CuteFTP. Collectively, these products aimed at consumers and small businesses constitute less than 3% of our total revenue. We plan to phase out Mail Express and WAFS in 2019.

Throughout these notes unless otherwise noted, our references to the 2019 quarter and the 2018 quarter refer to the three months ended March 31, 2019 and 2018, respectively.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the United States Securities and Exchange Commission, or the SEC. Accordingly, they do not include all information and footnotes required under United States generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Report should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 18, 2019, which we refer to as the 2018 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2018 Form 10-K and in this Report.

We follow accounting standards set by the Financial Accounting Standards Board, or FASB. The FASB sets GAAP, which we follow in preparing financial statements that report our financial position, results of operations, and sources and uses of cash. We also follow the reporting regulations of the SEC.

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

Reclassification of Expenses

We have revised the classification of certain of our operating expenses. To ensure comparability between periods, we revised the previous period financial statements presented to conform to the method of presentation in the current period financial statements. These reclassifications had no impact on the net income (loss) for the periods presented or total stockholders’ equity at March 31, 2019.

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

Index

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

The activity in our deferred revenue balances has been as follows ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Deferred revenue, beginning of period	$16,237	$17,050
Deferred revenue resulting from new contracts with customers	7,102	3,898
Deferred revenue at the beginning of the period that was amortized to revenue	(5,631)	(4,786)
Deferred revenue arising during the period that was amortized to revenue	(1,164)	(429)
Deferred revenue, end of period	$16,544	$15,733

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

We sell, as stand-alone transactions, renewals of pre-existing M&S contracts, professional services to customers seeking assistance with products they have previously purchased from us, or SaaS subscriptions to customers not requiring any of our other products or services. Accordingly, we are able to estimate the stand-alone selling price of these items based upon our observation of those transactions. Since most of our sales of perpetual software licenses are part of multi-element transactions that also involve M&S and/or professional services, and because the selling price of those licenses can vary significantly among customers, we use the residual approach under FASB Accounting Standards Codification Topic 606, or ASC 606, to estimate the selling price of perpetual software licenses in a multi-element transaction by reference to the total transaction price less the sum of the observable stand-alone selling prices of M&S and/or professional services.

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

Our activity in deferred costs of obtaining a contract to deliver goods and services has been as follows ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Deferred expense, beginning of period	$1,009	$1,239
Deferred expense resulting from new contracts with customers	179	149
Deferred expense amortized to expense	(209)	(204)
Deferred expense, end of period	$979	$1,184

At March 31, 2019, $577,000 was recorded in prepaid and current other assets and $402,000 was recorded in other assets in our condensed consolidated balance sheet. At December 31, 2018 we had $571,000 recorded in prepaid and other current assets and $438,000 recorded in noncurrent other assets in our condensed consolidated balance sheet.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately.

We have computed the impact of the new lease standard and due to the immateriality of the impact on our existing leases as of and for the period ending March 31, 2019, we have not recorded ROU assets or lease liabilities at March 31, 2019.

Index

Cash and cash equivalents

Cash and cash equivalents includes all cash and highly liquid investments with original maturities of three months or less.

Fair Value of Financial Instruments

For financial assets and liabilities recorded at fair value on a recurring or non-recurring basis, fair value is the price we would receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction. In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

As of March 31, 2019, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a nonrecurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, capitalized software and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Our financial instruments consist principally of cash and cash equivalents, accounts receivable and accounts payable. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, approximates fair value due to the short term maturity of these instruments, all of which mature within 12 months.

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses. Advertising expense was approximately $51,000 and $324,000 in the 2019 quarter and the 2018 quarter, respectively.

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

Index

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

Recent accounting pronouncements

ASU 2017-04, Intangibles – Goodwill and Other (issued January 2017) - To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is an SEC filer is required to adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We expect that the application of the provisions of this update will not have a material effect on our condensed consolidated financial statements.

Index

ASU 2016-13, Financial Instruments – Credit Losses (issued June 2016) - Among the provisions of this ASU is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need consider only past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with the condensed consolidated financial statements we issue for the year ending December 31, 2020, and the quarterly periods during that year. We do not expect the amounts we report as accounts receivable in those future periods under this guidance to be materially affected relative to current guidance.

ASU 2016-02, Leases (Topic 842): In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We are also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. The standard had an immaterial impact on our condensed consolidated balance sheets, but did not have an impact on our condensed consolidated income statements. Due the immaterial impact we have decided to not adjust our balances at March 31, 2019 for the remainder of our existing office space lease which expires on April 30, 2019.

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

Index

4.	Accounts Receivable, Net

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

	March 31, 2019	December 31, 2018
Total invoices issued and unpaid	$6,039	$7,990
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(500)	(1,233)
Gross accounts receivable	5,539	6,757
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$5,439	$6,657

5.	Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activities were as follows ($ in thousands):

	March 31,	December 31,
	2019	2018
Gross capitalized cost	$10,655	$10,454
Accumulated amortization	(7,674)	(7,321)
Capitalized software development costs, net	$2,981	$3,133

	Three Months Ended March 31,
	2019	2018
Amount capitalized	$201	$402
Amortization expense	(353)	(534)

	Released	Unreleased
	Products	Products
Gross capitalized amount at March 31, 2019	$9,817	$839
Accumulated amortization	(7,675)	-
Net capitalized cost at March 31, 2019	$2,142	$839

Future amortization expense:
Nine months ending December 31, 2019	1,028
Year ending December 31,
2020	921
2021	182
2022	11
Total	$2,142

Index

The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

6.	Deferred Revenue

As described in Note 4 regarding accounts receivable, when customers agree to purchase or renew M&S services, we bill and invoice our customers at that time which could be before the date we begin delivering those services. In that event, we exclude from deferred revenue (and from the related accounts receivable) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the customer as of the date of our financial statements. Accordingly, we determine our deferred revenue as follows ($ in thousands):

	March 31, 2019	December 31, 2018
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$17,044	$17,470
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(500)	(1,233)
Total deferred revenue	$16,544	$16,237

Deferred revenue, current portion	$13,980	$13,301
Deferred revenue, non-current portion	2,564	2,936
Total deferred revenue	$16,544	$16,237

7.	Stock Options, Restricted Stock and Stock-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of our Board of Directors. Our stock-based compensation expense was as follows ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation expense	$875	$671

Stock Options

We have granted stock options to our officers and employees under long-term equity incentive plans that originated in 2000, 2010 and 2016. During the 2019 quarter, we granted stock options only under the 2016 Employee Long-Term Equity Incentive Plan (the “2016 Plan”).

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

We currently issue stock-based awards to our officers and employees only under the 2016 Plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of March 31, 2019, stock-based incentives for up to 3,498,842 shares remained available for issuance in the future under the 2016 Plan.

Index

We have not previously issued any restricted stock under any of the plans.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2018	2,536,320	$3.53	6.77	$2,464
Granted	16,000	$5.08
Forfeited	(336,341)	$2.85
Exercised	(156,489)	$3.32
Outstanding at March 31, 2019	2,059,490	$3.67	4.93	$5,492

Exercisable at March 31, 2019	1,247,743	$3.50	2.19	$3,543

Additional information about our stock options is as follows:

	Three Months Ended March 31,
	2019	2018
Weighted average fair value of options granted	$2.10	$1.52
Intrinsic value of options exercised	$258,101	$-
Cash received from stock options exercised	$519,184	$-

Number of options that vested	626,278	360,074
Fair value of options that vested	$964,820	$570,552

Unrecognized compensation expense related to non-vested options at end of period	$1,112,499	$1,393,633
Weighted average years over which non-vested option expense will be recognized	2.16	1.85

Plan	Shares outstanding
2000 Stock Option Plan	10,000
2010 Employee LT Equity Incentive Plan	568,989
2016 Employee LT Equity Incentive Plan	1,480,501
Total shares Outstanding at March 31, 2019	2,059,490

As of March 31, 2019
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$1.43 - $2.35	153,354	1.70	$1.77	153,354	$1.76
$2.39 - $3.59	629,301	4.60	$3.44	405,303	$3.39
$3.60 - $5.90	1,274,835	5.48	$4.02	689,086	$3.95
$6.15 - $6.15	2,000	9.95	$6.15	-	$-
Total options	2,059,490			1,247,743

Index

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2019	2018
Expected volatility	49%	49%
Expected annual dividend yield	1.50%	1.50%
Risk free rate of return	2.52%	2.49%
Expected option term (years)	6.00	6.00

Restricted Stock Awards

Our 2015 Non-Employee Directors Long-Term Equity Incentive Plan (the “2015 Directors Plan”) provides for the issuance of either stock options or restricted stock awards for up to 500,000 shares of our common stock. Provisions and characteristics of this 2015 Directors Plan include the following:

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

●	Restricted shares participate in dividend payments and may be voted.
●	As of March 31, 2019, stock based incentives for up to 160,000 shares remained available for issuance in the future under the 2015 Directors Plan.

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2018	100,000	$4.06
Shares granted with restrictions	-	$-
Shares vested and restrictions removed	-	$-	$-
Restricted shares outstanding at March 31, 2019	100,000	$4.06

Unrecognized compensation expense for non-vested shares as of March 31, 2019
Expense to be recognized in future periods	$214,093
Weighted average number of months over which expense is expected to be recognized	0.5

8.	Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	Three months ended March 31,
	2019			2018
	Current	Deferred	Total	Current	Deferred	Total
Federal	$647	$(10)	$637	$40	$(258)	$(218)
State	115	(5)	110	(24)	10	(14)
Total	$762	$(15)	$747	$16	$(248)	$(232)

Index

Deferred income taxes on our consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	March 31,	December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$715	$809
Share-based compensation	352	329
Compensation and benefits	81	49
Texas franchise tax R&D credit	210	194
Allowance for doubtful accounts	37	37
Deferred state income taxes	49	45
Accrued expenses not deducted for tax	5	6
Valuation allowance	(210)	(194)
Total deferred tax assets	1,239	1,275

Deferred tax liabilities:
Intangible assets	623	667
Deferred expenses	206	213
Total gross deferred tax liabilities	829	880

Net deferred tax assets	$410	$395

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

As of March 31, 2019, we had Texas Research and Development tax credit carryforwards of $210,000. We believe it is uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these carryforward credits. Accordingly, we have provided a valuation allowance for the full amount of these credit carryforwards. These carryforwards expire in years 2034 through 2039.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$113	$158
Increases for tax positions related to the current year	-	4
Increases for tax positions related to prior years	-	-
Decreases for tax positions where the statue has expired	-	-
Balance at end of period	$113	$162

Our unrecognized tax benefit is related to research and development credits taken on our U.S. income tax returns in 2012, 2013, 2015, 2016, and 2017 and the uncertainty related to the realization of a portion of those credits based on prior experience. We believe it reasonably possible that we will not recognize any of our unrecognized tax benefits at least through December 31, 2019. If we realized and recognized any of our unrecognized tax benefits, such benefits would reduce our effective tax rate in the year of recognition.

Index

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At March 31, 2019, no interest or penalties had been or were required to be accrued. We file income tax returns in the US and in various state jurisdictions with varying statues of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2011 with respect to our federal income tax returns and years prior to 2013 with respect to most of our state income tax returns. We do not file, and are not required to file, any foreign income tax returns.

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income tax rate of 21% for the 2019 and 2018 quarter to income (loss) before income taxes as follows ($ in thousands):

	Three months ended March 31,
	2019	2018
Income tax expense (benefit) at federal statutory rate	$665	$(245)
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	86	5
Stock based compensation	73	30
Other	14	(6)
R&D tax credit uncertain tax position (net)	-	3
Research and development credit	(17)	(19)
Foreign derived intangible income deduction	(74)	-
Income tax expense (benefit) per the statements of operations	$747	$(232)

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

9.	Earnings (Loss) per Common Share

Earnings per share for the periods indicated were as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Numerators
Numerator for basic and diluted earnings per share:
Net income (loss)	$2,420	$(935)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	17,197	21,793

Dilutive potential common shares
Stock options and awards	467	-
Denominator for diluted earnings per share	17,664	21,793

Net income (loss) per common share - basic	$0.14	$(0.04)
Net income (loss) per common share – diluted	$0.14	$(0.04)

Index

10.	Dividends

We paid dividends during the 2019 quarter and 2018 quarter as follows:

Three Months Ended
	March 31, 2019	March 31, 2018
Dividend per share of common stock	$0.015	$0.015
Dividend record date	March 11, 2019	March 9, 2018
Dividend payment date	March 25, 2019	March 23, 2018

On April 29, 2019 the Board of Directors announced a special dividend of $.50 per share of common stock. The dividend is payable on May 28, 2019 to shareholders of record at the close of business at 5 p.m. Eastern Time on May 13, 2019.

11.	Commitments and Contingencies

Severance Payments

We have agreements with key personnel that provide for severance payments to them in the event of a “change in control” of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be approximately $900,000.

Legal and Regulatory Matters

As previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017, on August 9, 2017, a securities class action complaint, Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cv-00753, was filed against the Company in the United States District Court for the Western District of Texas. On November 6, 2017, the Court appointed Irfan Rahman as lead plaintiff (the “Lead Plaintiff”), and he filed the First Amended Complaint (the “Amended Complaint”) on July 26, 2018. The Amended Complaint named the Company and each of Matthew Goulet, James Albrecht, Thomas Brown, David Mann, Frank Morgan, and Thomas Hicks (the “Individual Defendants”) as defendants for allegedly making materially false and misleading statements regarding, inter alia, the Company’s previously reported financial statements. The Amended Complaint alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. The Amended Complaint sought unspecified damages, costs, attorneys’ fees, and equitable relief. The parties reached a settlement and submitted a Stipulation of Settlement to the Court on September 13, 2018. Under this settlement, the Company’s and Individual Defendants’ insurance carrier has provided the Class with a cash payment of $1,400,000, which includes the cash amount of any attorney’s fees or litigation expenses that the Court may award Lead Plaintiff’s counsel and costs Lead Plaintiff may incur in administering and providing notice of the settlement. In exchange, Lead Plaintiff has agreed that the settlement will include a dismissal of the Class Action with prejudice and a release of all claims against the Company and the Individual Defendants by the Class. The Court entered an Order and Final Judgment approving the settlement on December 18, 2018. On December 18, 2018, the Court also awarded Plaintiff’s Lead Counsel and Liaison Counsel 25% of the settlement fund ($350,000) in fees and $12,721 in reimbursement of expenses, which was paid from the settlement fund.

On October 20, 2017, the Company received a demand letter from a stockholder seeking the inspection of books and records of the Company pursuant to Section 220 of the Delaware General Corporation Law (the “Section 220 Demand”). This stockholder’s stated purpose for the demand is, inter alia, to investigate whether the Company’s Board of Directors and officers engaged in an illegal scheme to misrepresent the Company’s performance by falsely reporting accounts receivable, license revenue, total current assets and total assets, total stockholders’ equity, and total liabilities for the year ended December 31, 2016, as well as the Board of Director’s independence to consider a stockholder derivative demand. The Company intends to fully respond to the Section 220 Demand to the extent required under Delaware law.

On October 12, 2018, and November 30, 2018 the Company received letters from stockholders (the “Stockholder Demands”) demanding that the Company take action to remedy alleged harm caused to the Company, including to remedy alleged breaches of fiduciary duties by certain current and/or former directors and executive officers of the Company. The stockholders allege, inter alia, that certain current and former directors and executive officers violated their fiduciary duties beginning at least in July 2016, causing the Company to suffer damages by overstating financial results for the fourth quarter of 2016.

Index

The Board of Directors has established a special litigation committee (“Special Litigation Committee”) consisting of Thomas Hicks and Frank Morgan to analyze and investigate claims that could potentially be asserted in stockholder derivative litigation related to facts connected to the claims and allegations asserted in the litigation related to the restatement of (i) our condensed consolidated financial statements as of and for the years ended December 31, 2016 and 2015 and (ii) our consolidated financial statements as of and for the three months ended March 31, 2017 (the “Restatement”) and the Section 220 Demand (the “Potential Derivative Litigation”). The Special Litigation Committee will determine what actions are appropriate and in the best interests of the Company, and decide whether it is in the best interests of the Company to pursue, dismiss, or consensually resolve any claims that may be asserted in the Potential Derivative Litigation. The Board of Directors determined that each member of the Special Litigation Committee is disinterested and independent with respect to the Potential Derivative Litigation. Among other things, the Special Litigation Committee has the power to retain counsel and advisors, as appropriate, to assist it in the investigation, to gather and review relevant documents relating to the claims, to interview persons who may have knowledge of the relevant information, to prepare a report setting forth its conclusions and recommended course of action with respect to the Potential Derivative Litigation, and to take any actions, including, without limitation, directing the filing and prosecution of litigation on behalf of the Company, as the Special Litigation Committee in its sole discretion deems to be in the best interests of the Company in connection with the Potential Derivative Litigation. The Special Litigation Committee’s findings and determinations shall be final and not subject to review by the Board of Directors and in all respects shall be binding upon the Company. The Special Litigation Committee has concluded its investigation into the claims raised in the Stockholder Demands and concluded, among other things, that it is not in the best interest of the Company to pursue the claims raised in the Stockholder Demands.

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

Leases

Subsequent to March 31, 2019, we have signed a new operating lease for our existing office space location. The lease is for a period of 10 years at an average annual rent of $462,000 beginning May 1, 2019. We estimate that this will result in a Right-of-Use Asset and Lease Lability of approximately $3 million upon the commencement of the lease.

12.	Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. In the 2019 quarter and 2018 quarter, we earned approximately 19% and 12%, respectively, of our revenue from such sales through our largest third-party channel distributor. As of March 31, 2019, approximately 26% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

Index

13.	Segment and Geographic Disclosures

In accordance with ASC 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located outside the United States accounted for approximately 28% and 30% of our total revenues in the 2019 quarter and 2018 quarter, respectively. Each individual foreign country accounts for less than 10% of total revenue in the 2019 quarter and 2018 quarter.  We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of March 31, 2019.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of GlobalSCAPE, Inc. and its wholly-owned subsidiary (collectively referred to as “GlobalSCAPE”, the “Company”, “we” or “our”), and any documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securitas Exchange Act of 1934, as amended (the “Exchange Act”). “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations. We have identified many of the forward-looking statements in this Quarterly Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”) and other documents filed with the Securities and Exchange Commission (the “SEC”). Therefore, GlobalSCAPE’s actual results of operations and financial condition in the future could differ materially from those discussed in this Quarterly Report.

In the following discussion, our references to the 2019 quarter and the 2018 quarter refer to the three months ended March 31, 2019 and 2018, respectively.

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

We earn most of our revenue from the sale of products and services that are part of our EFT platform. Customers can purchase the capabilities of our EFT platform in two ways:

●

Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers that they own and/or manage. Our brand name for this product is EFT. Almost all customers who purchase EFT also purchase a maintenance and support (“M&S”) contract for which they pay us an annual recurring fee. Most of the revenue we have earned from our EFT platform products has been from sales of perpetual software licenses and related M&S.

●

As a software-as-a-service, or SaaS, under which they pay us ongoing fees to access the capabilities of the EFT platform in the cloud. In January 2018, we introduced EFT Arcus, our SaaS offering of the EFT platform for which users pay a base monthly subscription fee plus an additional variable amount determined based upon their metered usage of EFT Arcus resources.

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted less than 3% of our total revenue in the 2019 quarter. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. We plan to phase out Mail Express and WAFS in 2019.

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

Appointment of new Interim Chief Executive Officer

As previously disclosed, the Company’s President and Chief Executive Officer, Matthew Goulet, unexpectedly passed away on March 30, 2019. On March 31, 2019, the Board of Directors named Robert Alpert, Chairman of the Board of Directors, as Interim CEO while the search for a permanent replacement begins.

Key Business Metrics

We review two key business metrics on an ongoing basis to help us monitor our performance and to identify material trends which may affect our business: revenue growth and Adjusted EBITDA (as defined and further described below).

Revenue Growth

We believe annual revenue growth is a key metric for monitoring our continued success in developing our business in future periods. Given our diverse solution portfolio, we regularly review our revenue mix and changes in revenue across all solutions to identify emerging trends.

See “Comparison of the Consolidated Statement of Operations for the Three Months Ended March 31, 2019 and 2018” for a discussion of trends in our revenue growth that we monitor using this metric.

Adjusted EBITDA (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, and Share-Based Compensation Expense) to provide us a view of income and expenses that is supplemental and secondary to our primary assessment of net income (loss) as presented in our consolidated statement of operations and comprehensive income (loss). We use Adjusted EBITDA to provide another perspective for measuring profitability that does not include the effects of the following items:

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

Adjusted EBITDA is not a measure of financial performance under United States generally accepted accounting principles (“GAAP”). It should not be considered as a substitute for net income (loss) presented on our condensed consolidated statement of operations and comprehensive income (loss). Adjusted EBITDA has limitations as an analytical tool and when assessing our operating performance. Adjusted EBITDA should not be considered in isolation or without a simultaneous reading and consideration of our condensed consolidated financial statements prepared in accordance with GAAP.

Index

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net Income (loss)	$2,420	$(935)
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense (benefit)	747	(232)
Interest (income) expense, net	(24)	(76)
Depreciation and amortization:
Total depreciation and amortization	410	594
Share-based compensation expense	875	671
Adjusted EBITDA	$4,428	$22

Amounts we previously reported as Adjusted EBITDA reconcile to the metric in the table above as follows:

Three Months Ended
March 31,
2018
Adjusted EBITDA as previously reported	$(512)
Amortization of capitalized software development costs	534
Adjusted EBITDA as now reported	$22

See “Comparison of the Consolidated Statement of Operations for the Three Months Ended March 31, 2019 and 2018” for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

Index

We earn over 95% of our revenue from the sale of MFT products and services that are part of our EFT platform. We have multiple revenue streams from the EFT platform that include:

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

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted less than 3% of our total revenue in the first quarter of 2019. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. We plan to phase out Mail Express and WAFS in 2019.

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

Managed File Transfer – Enhanced File Transfer Platform

EFT is the brand name of our core MFT product platform. The EFT platform provides users the ability to securely transmit data from one location to another using any number of files of any size or configuration. It facilitates management, monitoring, and reporting on file transfers and delivers advanced data transfer workflow capabilities to move data and information into, out of, and throughout an enterprise.

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

●

As a SaaS under which the customer pays us monthly subscription and usage fees to access the capabilities of the EFT platform in the cloud. Our brand name for this product is EFT Arcus. We introduced this product in January 2018. We have not yet earned significant revenue from the SaaS offering of our EFT platform.

Secure Information Sharing and Exchange Solution – Mail Express

Mail Express is a solution that provides secure information sharing and exchange capabilities leveraging traditional email workflow. It is a stand-alone product installed in a client-server environment that allows users to send and receive secure, encrypted email and attachments of virtually unlimited size. As of January 1, 2019, Mail Express is no longer being offered for sale, however we will continue to offer product support.

Wide Area File Services Solution - WAFS

Our WAFS software product uses data synchronization to further enhance the ability to replicate, share and backup files within a wide area network or local area network thereby allowing users to access their data at higher speeds than possible with most alternate approaches. The software uses byte-level differencing technology to update changes to files with minimal impact on network bandwidth while also ensuring that files are never overwritten, even if opened by other remote users. As of January 1, 2019, WAFS is no longer being offered for sale, however we will continue to offer product support.

File Transfer Solution for Consumers - CuteFTP

CuteFTP is our original product introduced in 1996. It is a file transfer program generally used by individuals and small businesses. It generates incremental revenue for us at a relatively low cost. We will continue selling CuteFTP as a stand-alone product and providing M&S services to customers, but will not invest significantly in enhancing or marketing the product.

Index

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

Employees

Our workforce is organized as follows:

	March 31,
Department	2019	2018
Sales and Marketing	39	57
Engineering	9	30
Professional Services	6	6
Customer Support	23	23
Management and Administration	15	19
Total	92	135

On August 3, 2018, we implemented a plan to restructure our organization, which included a reduction in workforce of approximately 40 employees, representing approximately 30% of the Company’s total pre-restructuring workforce. We recorded a charge of $381,000 in the third quarter of 2018 relating to this reduction in force, consisting primarily of one-time severance payments and termination benefits. The Company’s goal in the restructuring was to better focus our workforce on retaining current customers, gaining incremental business from current customers, and winning new business in the market segments where we can leverage our expertise and long history as an EFT pioneer.

Through the first quarter of 2019, the realignment has resulted in a significant reduction in total operating expenses and a significant increase in operating income. No assurance can be provided that operating expenses will continue to decline or that operating income will continue to increase. Please see the Company’s discussion of “Risk Factors – Risks Related to Our Operations” in our 2018 Form 10-K filed with the SEC on March 18, 2019.

Index

Solution Perspective and Trends

 The components of our revenue are as follows ($ in thousands):

	Three Months Ended March 31,
	2019		2018
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$2,634	28.0%	$2,160	28.0%
M&S	6,076	64.5%	5,100	66.1%
Professional Services	703	7.5%	451	5.8%

Total Revenue	$9,413	100.0%	$7,711	100.0%

Revenue by Product Line
License
EFT Platform	$2,584	98.1%	$2,076	96.1%
Other	50	1.9%	84	3.9%

Total License Revenue	2,634	100.0%	2,160	100.0%

M&S
EFT Platform	5,868	96.6%	4,870	95.5%
Other	208	3.4%	230	4.5%

Total M&S Revenue	6,076	100.0%	5,100	100.0%

Professional Services (all EFT Platform)	703	100.0%	451	100.0%

Total Revenue
EFT Platform	9,155	97.3%	7,397	95.9%
Other	258	2.7%	314	4.1%

Total Revenue	$9,413	100.0%	$7,711	100.0%

Revenue from our EFT platform products increased 24% for the 2019 quarter compared to the 2018 quarter. Revenue for our other product lines decreased 18% for the 2019 quarter compared to the 2018 quarter, which is consistent with our expectations as discussed below. For a more detailed discussion of these revenue trends, see “Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2019 and 2018”.

Liquidity and Capital Resources

Our total cash, cash equivalents and working capital positions were as follows ($ in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$14,362	$9,173

Current assets	$21,271	$17,351
Current liabilities	(16,834)	(15,483)
Working capital	$4,437	$1,868

Index

When assessing our liquidity and capital resources, we consider the following factor:

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Three Months Ended March 31,
	2019	2018
Operating activities	$5,973	$826
Investing activities	(224)	(429)
Financing activities	(560)	(327)

Our cash provided by operating activities increased during the 2019 quarter compared to the 2018 quarter primarily due to the following factors:

●

Accounts receivable decreasing $1.2 million during the 2019 quarter compared to decreasing $1.8 million during the 2018 quarter due primarily to more cash collected from customers in the 2018 quarter as a result of increased collection activities that concentrated on older, smaller outstanding receivables, which was not necessary in 2019. In addition, there was a significant increase in sales throughout the 2019 three months compared to the 2018 three months.

●	Deferred revenue increasing $307,000 during the 2019 quarter compared to decreasing $1.3 million during the 2018 quarter due primarily to an increase in single-year renewals.

●

Federal income tax payable increasing $588,000 in the 2019 quarter compared to increasing $27,000 in the 2018 quarter due primarily to having a net income in the 2019 quarter as compared to a net loss in the 2018 quarter.

The amount of cash we used for investing activities during the 2019 quarter decreased compared to the 2018 quarter due primarily to a decrease in our software development costs capitalized due to the reduction in force which significantly reduced the headcount in our engineering department.

Financing activities used more cash during the 2019 quarter than during the 2018 quarter primarily due to:

●	The purchase of $375,000 of our common stock through open market stock repurchases.
●	A one-time payment of $445,000 (net of tax benefit) to our former Chief Financial Officer to terminate certain stock option agreements.

Index

●	Lower dividend payments as a result of an increase in treasury shares due to our tender offer and open market share repurchase program.

Offset by:

●

An increase in proceeds received from the exercise of stock options during the 2019 quarter compared to the 2018 quarter as a result of the moratorium on issuing shares of common stock in 2018, which was lifted in August of 2018.

Contractual Obligations and Commitments

As of March 31, 2019, our contractual obligations and commitments consisted primarily of the following items:

●

An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $16.5 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.

●

Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

●	Operating lease for our office space.
●	Federal and state taxes.

Subsequent to March 31, 2019, we have signed a new operating lease for our existing office space location. The lease is for a period of 10 years at an average annual rent of $462,000 beginning May 1, 2019. We estimate that this will result in a Right-of-Use Asset and Lease Lability of approximately $3 million being recorded upon the commencement of the lease.

As of March 31, 2019, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	$ Change
	$ in thousands

Total revenues	$9,413	$7,711	$1,702
Total cost of revenues	1,434	1,616	(182)
Gross profit	7,979	6,095	1,884
Operating expenses
Sales and marketing	1,916	3,107	(1,191)
General and administrative	2,015	1,822	193
Legal and professional	576	1,680	(1,104)
Severance	4	11	(7)
Research and development	325	718	(393)
Total operating expenses	4,836	7,338	(2,502)
Income (loss) from operations	3,143	(1,243)	4,386
Other income	24	76	(52)
Income (loss) before income taxes	3,167	(1,167)	4,334
Income tax expense (benefit)	747	(232)	979
Net income (loss)	$2,420	$(935)	$3,355

Index

In the discussion below, the percentage changes cited are based on the 2019 quarter amounts compared to the 2018 quarter amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended March 31,
	2019		2018
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$2,634	28.0%	$2,160	28.0%
M&S	6,076	64.5%	5,100	66.1%
Professional Services	703	7.5%	451	5.8%

Total Revenue	$9,413	100.0%	$7,711	100.0%

Revenue by Product Line
License
EFT Platform	$2,584	98.1%	$2,076	96.1%
Other	50	1.9%	84	3.9%

	2,634	100.0%	2,160	100.0%
M&S
EFT Platform	5,868	96.6%	4,870	95.5%
Other	208	3.4%	230	4.5%

	6,076	100.0%	5,100	100.0%

Professional Services (all EFT Platform)	703	100.0%	451	100.0%

Total Revenue
EFT Platform	9,155	97.3%	7,397	95.9%
Other	258	2.7%	314	4.1%

	$9,413	100.0%	$7,711	100.0%

Our total revenue increased 22%. Revenue from our EFT platform products and services increased 24%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising less than 3% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

As of January 1, 2019, Mail Express and WAFS are no longer being offered for sale, however we will continue to offer product support

EFT Platform Products

License revenue from our EFT platform products increased 24%. This increase was primarily due to an increase in the number of large transactions, including transactions that were expected to originally close in the previous quarter.

Index

M&S revenue from our EFT platform products increased 20% primarily due to:

●

The addition of sales resources that are focused on (i) increasing the number of customers who renew M&S and (ii) increasing annual contract prices to better reflect the value provided by our support teams.

●

Ongoing license sales since a majority of license sales are accompanied by an M&S contract. The change in M&S revenue typically lags behind the related change in license revenue because license sales are recognized as revenue in full in the period the license is delivered while the related M&S revenue is recognized in future periods as those services are delivered.

●

Sustaining high renewal rates of M&S contracts by customers who initially purchased these services in earlier periods. We believe these renewals are the result of customers recognizing the value provided by our Maintenance and Support team.

Our professional services revenue was $252,000 more for the 2019 quarter compared to the 2018 quarter which is an increase of 56%. This increase was primarily due to an increase in software license sales, which typically results in higher professional service revenue.

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

Cost of software license revenue decreased 21% and as a percent of software license revenue was 23% in the 2019 quarter compared to 36% in the 2018 quarter. These decreases were primarily due to a decrease in amortization of capitalized software development costs.

Cost of M&S revenue as a percent of M&S revenue was 9% in the 2019 quarter as compared to 10% in the 2018 quarter. Cost of revenue for M&S in absolute dollars increased by 2%. These increases were due to increasing our headcount in our customer support department.

Cost of professional services revenue as a percent of that revenue was 42% in the 2019 quarter as compared to 72% in the 2018 quarter. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 10% primarily due to a decrease in outsourced professional services.

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 20% of total revenue for the 2019 quarter compared to 40% of total revenue for the 2018 quarter. In absolute dollars these expenses decreased 38% due primarily to decreased marketing expenses related to a decrease in our spending for content syndication and reduced headcount.

Index

General and Administrative. These expenses increased 11% primarily due to an increase in shared based compensation expense related to the accelerated vesting of options granted to our former Chief Executive Officer who passed away unexpectedly. The vesting acceleration was pursuant to the terms of the applicable option agreements.

Legal and Professional. These expenses decreased 66% primarily due to decreases in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation described in Note 11 of the notes to our condensed consolidated financial statements.

Research and Development.  The overall profile of our research and development (“R&D”) activities was as follows ($ in thousands):

	Three Months Ended March 31,
	2019	2018
R&D expenditures expensed	$325	$718
R&D expenditures capitalized	201	402
Total R&D expenditures (non-GAAP measurement)	$526	$1,120

Our total R&D expenditures decreased 53% during the 2019 quarter as compared with the 2018 quarter primarily due fewer employed software engineers and technical personnel.

Total resources expended for R&D set forth above as total R&D expenditures serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether or not our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense (set forth above as R&D expenditures expensed) and capitalized software development costs (set forth above as R&D expenditures capitalized) individually. While we believe the non-GAAP total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development costs individually.

Interest Income (Expense), Net. Interest income (expense), net has historically consisted primarily of interest income earned on certificates of deposit. The Company redeemed all of the certificates of deposit in September and October 2018 in order to fund the purchase of shares related to the tender offer. In 2019 the interest income earned is related to interest from our money market account.

Income Taxes. Our effective rate differed from the federal statutory tax rate of 21% in the 2019 quarter and 2018 quarter primarily due to:

●

Certain expenses in our condensed consolidated financial statements, such as a portion of meals and entertainment expenses and stock based compensation that are not deductible on our federal income tax return.

●	State income taxes included in income tax expense in our condensed consolidated financial statements.

Offset by:

●

The research and development credit which is a tax credit incentive that serves to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.

●	The foreign derived intangible income deduction which was a part of the 2017 Tax Cuts and Jobs Act that lowered the tax rate for US corporations’ foreign derived intangible income.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chairman of the Board and Interim Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under “Note 11 – Commitments and Contingencies – Legal and Regulatory Matters” to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Form 10-K filed with the SEC on March 18, 2019. Except as set forth in this Quarterly Report, the risks and uncertainties described in “Item 1A. Risk Factors” of our 2018 Form 10-K have not materially changed. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Share repurchase activity during the three months ended March 31, 2019 was as follows

			Total number of	Maximum
	Total		shares purchased	dollar value
	number of	Average	as part of publicly	of shares
	shares	price per	announced plans	that may yet
	purchased	share	or programs	be purchased

January 1 -
January 31, 2019	12,097	4.49	12,097	$963,287
February 1 -
February 28, 2019	7,735	4.51	7,735	$928,408
March 1 -
March 31, 2019	48,726	5.49	48,726	$641,945

Total	68,558		68,558	641,945

On October 29, 2018, the Company announced that its Board of Directors had authorized a stock repurchase program. Under the program, the Company may purchase up to $5,000,000 of its outstanding common stock. Under the stock repurchase program, the Company intends to repurchase shares through authorized Rule 10b5-1 plans (which permits the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws), open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws including Rule 10b-18 of the Exchange Act. The $641,945 above represents the funds remaining available to repurchase shares under the current plan at March 31, 2019.

Index

Item 6. Exhibits

(a)	Exhibits

10.1

Option Termination Agreement, dated as of February 29, 2019, by and between GlobalSCAPE, Inc. and James W. Albrecht, Jr. (filed as Exhibit 10.1 to Form 8-K filed on March 1, 2019 and incorporated herein by reference).

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

GLOBALSCAPE, INC.

May 10, 2019	By:	/s/ Karen J. Young
Date		Karen J. Young
Chief Financial Officer