Form 10-Q
period 2019-06-30
GLOBALSCAPE INC
filed 2019-08-09
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019.

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

As of July 31, 2019 there were 17,325,202 shares of common stock outstanding.

Index

GlobalSCAPE, Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2019

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

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.

Condensed Consolidated Balance Sheets

(in thousands except share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,871	$9,173
Accounts receivable, net	6,057	6,657
Prepaid and other current assets	1,417	1,521
Total current assets	17,345	17,351

Capitalized software development costs, net	2,764	3,133
Goodwill	12,712	12,712
Deferred tax asset, net	554	395
Property and equipment, net	321	399
Right-of-use asset	3,033	-
Other assets	493	502
Total assets	$37,222	$34,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$883	$820
Accrued expenses	1,517	1,214
Income tax payable	327	148
Deferred revenue	14,784	13,301
Total current liabilities	17,511	15,483

Deferred revenue, non-current portion	2,202	2,936
Lease liability	3,032	-
Other long term liabilities	113	117

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 22,693,869 and 22,441,860 shares issued: 17,314,369 and 17,130,918 outstanding at June 30, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	27,286	25,584
Treasury stock, 5,379,500 and 5,310,942 shares, at cost, at June 30, 2019 and December 31, 2018, respectively	(23,087)	(22,712)
Retained earnings	10,143	13,062
Total stockholders’ equity	14,364	15,956
Total liabilities and stockholders’ equity	$37,222	$34,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Operating Revenues:
Software licenses	$2,835	$2,722	$5,469	$4,882
Maintenance and support	6,602	5,285	12,678	10,385
Professional services	832	449	1,535	900
Total Revenues	10,269	8,456	19,682	16,167
Cost of revenues:
Software licenses	731	734	1,340	1,505
Maintenance and support	566	539	1,098	1,060
Professional services	290	292	583	616
Total cost of revenues	1,587	1,565	3,021	3,181
Gross profit	8,682	6,891	16,661	12,986
Operating expenses:
Sales and marketing	1,899	2,862	3,815	5,969
General and administrative	1,757	1,470	3,772	3,292
Legal and professional	222	1,046	798	2,725
Severance	-	96	4	107
Research and development	275	568	600	1,286
Total operating expenses	4,153	6,042	8,989	13,379
Income (loss) from operations	4,529	849	7,672	(393)
Interest income, net	30	80	54	156
Income (loss) before income taxes	4,559	929	7,726	(237)
Income tax expense	926	336	1,673	105
Net income (loss)	$3,633	$593	$6,053	$(342)
Comprehensive income (loss)	$3,633	$593	$6,053	$(342)

Net income (loss) per common share -
Basic	$0.21	$0.03	$0.35	$(0.02)
Diluted	$0.20	$0.03	$0.33	$(0.02)

Weighted average shares outstanding:
Basic	17,268	21,838	17,233	21,816
Diluted	18,379	22,169	18,120	21,816

Cash dividends declared per share	$0.500	$0.015	$0.515	$0.030

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income (loss)	$6,053	$(342)
Items not involving cash at the time they are recorded in the statement of operations:
Provision (recoveries) for doubtful accounts receivable	63	(64)
Depreciation and amortization	916	1,120
Share-based compensation	1,449	862
Deferred taxes	(159)	12
Subtotal before changes in operating assets and liabilities	8,322	1,588
Changes in operating assets and liabilities:
Accounts receivable	537	1,743
Prepaid and other current assets	104	(389)
Deferred revenue	749	(1,037)
Accounts payable	63	292
Accrued expenses	303	(100)
Operating lease right-of-use asset	42	-
Other assets	9	77
Accrued interest receivable	-	(134)
Operating lease liabilities	(43)	-
Other long-term liabilities	(4)	-
Income tax payable (receivable)	179	(157)
Net cash provided by operating activities	10,261	1,883
Investing Activities:
Software development costs capitalized	(437)	(793)
Purchase of property and equipment	(32)	(104)
Net cash used in investing activities	(469)	(897)
Financing Activities:
Proceeds from exercise of stock options	698	-
Stock option cash settlement	(445)	-
Purchase of Treasury Stock	(375)	-
Dividends paid	(8,972)	(655)
Net cash used in financing activities	(9,094)	(655)

Net increase in cash	698	331
Cash at beginning of period	9,173	11,583
Cash at end of period	$9,871	$11,914

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax payments	$1,491	$213

Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for operating lease obligations	3,075	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Condensed Consolidated Statement of Stockholders' Equity

(in thousands, except number of shares)

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2017	22,196,712	$22	$23,793	$(1,452)	$9,353	$31,716

Retained Earnings Adjustment due to ASC 606					979	979
Stock-based compensation expense
Stock options			587			587
Restricted stock			84			84
Common stock cash dividends, $0.015 per share					(327)	(327)
Net Income (loss)					(935)	(935)
Balance at March 31, 2018	22,196,712	$22	$24,464	$(1,452)	$9,070	$32,104

Stock-based compensation expense
Stock options			155			155
Restricted stock	80,000		36			36
Common stock cash dividends, $0.015 per share					(328)	(328)
Net Income					593	593
Balance at June 30, 2018	22,276,712	$22	$24,655	$(1,452)	$9,335	$32,560

Balance at December 31, 2018	22,441,860	$22	$25,584	$(22,712)	$13,062	$15,956

Purchase of Treasury Stock				(375)		(375)
Shares issued upon exercise of stock options	156,489		519			519
Stock option cash settlement			(445)			(445)
Stock-based compensation expense
Stock options			775			775
Restricted stock			100			100
Common stock cash dividends, $0.015 per share					(259)	(259)
Net Income					2,420	2,420
Balance at March 31, 2019	22,598,349	$22	$26,533	$(23,087)	$15,223	$18,691

Shares issued upon exercise of stock options	55,520		179			179
Stock-based compensation expense
Stock options			197			197
Restricted stock	40,000		377			377
Common stock cash dividends, $0.50 per share					(8,713)	(8,713)
Net Income					3,633	3,633
Balance at June 30, 2019	22,693,869	$22	$27,286	$(23,087)	$10,143	$14,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2019 and For the Three and Six

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

Throughout these notes unless otherwise noted, our references to the 2019 quarter and the 2018 quarter refer to the three months ended June 30, 2019 and 2018, respectively, and references to the 2019 six months and the 2018 six months refer to the six months ended June 30, 2019 and 2018, respectively.

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

Reclassification of Expenses

We have revised the classification of certain of our operating expenses. To ensure comparability between periods, we revised the previous period financial statements presented to conform to the method of presentation in the current period financial statements. These reclassifications had no impact on the net income (loss) for the periods presented or total stockholders’ equity at June 30, 2019 or December 31, 2018.

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

Index

Deferred Revenue Classification and Activity

Deferred revenue related to services we will deliver within one year is presented as a current liability. Deferred revenue related to services that we will deliver more than one year into the future is presented as a non-current liability.

The activity in our deferred revenue balances has been as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deferred revenue, beginning of period	$16,544	$15,733	$16,237	$17,050
Deferred revenue resulting from new contracts with customers	7,841	5,659	14,943	9,557
Deferred revenue at the beginning of the period that was amortized to revenue	(6,164)	(4,827)	(11,796)	(9,614)
Deferred revenue arising during the period that was amortized to revenue	(1,235)	(552)	(2,398)	(980)
Deferred revenue, end of period	$16,986	$16,013	$16,986	$16,013

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

Allowance for Sales Returns

We provide an allowance for sales returns. We estimate this allowance based upon our historical experience and the nature of recent transactions with customers. This amount is included in accrued liabilities in our condensed consolidated balance sheets.

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

Our activity in deferred costs of obtaining a contract to deliver goods and services has been as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Deferred expense, beginning of period	$979	$1,184	$1,009	$1,240
Deferred expense resulting from new contracts with customers	206	198	385	347
Deferred expense amortized to expense	(222)	(210)	(431)	(415)
Deferred expense, end of period	$963	$1,172	$963	$1,172

At June 30, 2019, $591,000 was recorded in prepaid and current other assets and $372,000 was recorded in other assets in our condensed consolidated balance sheet. At December 31, 2018 we had $571,000 recorded in prepaid and other current assets and $438,000 recorded in noncurrent other assets in our condensed consolidated balance sheet.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. On April 18, 2019, the Company signed a new operating lease for our existing office space location. The lease is for a period of 10 years at an average annual rent of $462,000 beginning May 1, 2019. We recorded a right-of-use asset and lease liability of approximately $3 million at the commencement of the lease.

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

As of June 30, 2019, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a nonrecurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, capitalized software and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

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

Index

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses. Advertising expense was approximately $44,000 and $254,000 in the 2019 quarter and the 2018 quarter, respectively, and $95,000 and $577,000 in the 2019 six months and 2018 six months, respectively.

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

Index

ASU 2016-02, Leases (Topic 842): In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We are also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We adopted ASC 842 using the modified retrospective approach effective January 1, 2019. As leases in-place at the time of adoption were not material, no right-of-use assets or lease liabilities were recorded upon adoption. We elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. On April 18, 2019, the Company signed a new operating lease for our existing office space location. The lease is for a period of 10 years at an average annual rent of $462,000 beginning May 1, 2019. We recorded a right-of-use asset and lease liability of approximately $3 million at the commencement of the lease.

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

	June 30, 2019	December 31, 2018
Total invoices issued and unpaid	$6,886	$7,990
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(729)	(1,233)

Gross accounts receivable	6,157	6,757
Allowance for doubtful accounts	(100)	(100)

Accounts receivable, net	$6,057	$6,657

Index

5.	Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activities were as follows ($ in thousands):

	June 30,	December 31,
	2019	2018
Gross capitalized cost	$10,891	$10,454
Accumulated amortization	(8,127)	(7,321)
Capitalized software development costs, net	$2,764	$3,133

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Amount capitalized	$236	$390	$437	$793
Amortization expense	(453)	(464)	(806)	(999)

	Released	Unreleased
	Products	Products
Gross capitalized amount at June 30, 2019	$10,254	$637
Accumulated amortization	(8,127)	-
Net capitalized cost at June 30, 2019	$2,127	$637

Future amortization expense:
Six months ending December 31, 2019	751
Year ending December 31,
2020	1,064
2021	301
2022	11
Total	$2,127

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

	June 30, 2019	December 31, 2018
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$17,715	$17,470
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(729)	(1,233)
Total deferred revenue	$16,986	$16,237

Deferred revenue, current portion	$14,784	$13,301
Deferred revenue, non-current portion	2,202	2,936
Total deferred revenue	$16,986	$16,237

Index

7.	Stock Options, Restricted Stock and Stock-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of our Board of Directors. Our stock-based compensation expense was as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation expense	$574	$191	$1,449	$862

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

We currently issue stock-based awards to our officers and employees only under the 2016 Plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of June 30, 2019, stock-based incentives for up to 2,832,675 shares remained available for issuance in the future under the 2016 Plan.

We have not previously issued any restricted stock under any of the plans.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2018	2,536,320	$3.53	6.97	$2,464
Granted	689,500	$7.89
Forfeited	(345,674)	$2.89
Exercised	(212,009)	$3.29
Outstanding at June 30, 2019	2,668,137	$4.76	5.95	$14,564

Exercisable at June 30, 2019	1,209,891	$3.52	1.86	$8,108

Index

Additional information about our stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average fair value of options granted	$2.78	$1.60	$2.76	$1.55
Intrinsic value of options exercised	$297,289	$-	$555,390	$-
Cash received from stock options exercised	$178,541	$-	$697,725	$-

Number of options that vested	19,669	78,327	645,947	439,152
Fair value of options that vested	$32,982	$129,731	$997,803	$707,951

Unrecognized compensation expense related to non-vested options at end of period	$2,651,482	$1,127,715	$2,651,482	$1,127,715
Weighted average years over which non-vested option expense will be recognized	3.20	1.73	3.20	1.73

Plan	Shares outstanding
2000 Stock Option Plan	10,000
2010 Employee LT Equity Incentive Plan	534,971
2016 Employee LT Equity Incentive Plan	2,123,166
Total shares Outstanding at June 30, 2019	2,668,137

As of June 30, 2019
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$1.43 - $2.35	141,004	1.29	$1.77	141,004	$1.77
$2.39 - $3.59	598,633	4.27	$3.44	380,635	$3.38
$3.60 - $5.90	1,255,000	5.19	$4.02	688,252	$3.95
$6.83 - $10.70	673,500	9.84	$7.96	-	$-
Total options	2,668,137			1,209,891

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	47%	48%	47%	49%
Expected annual dividend yield	1.50%	1.50%	1.50%	1.50%
Risk free rate of return	2.19%	2.77%	2.20%	2.57%
Expected option term (years)	4.05	6.00	4.10	6.00

Index

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

●	Restricted shares participate in dividend payments and may be voted.
●	As of June 30, 2019, stock based incentives for up to 80,000 shares remained available for issuance in the future under the 2015 Directors Plan.

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2018	100,000	$4.06
Shares granted with restrictions	80,000	$8.85
Shares vested and restrictions removed	(40,000)	$6.46	$354,000
Restricted shares outstanding at June 30, 2019	140,000	$6.11

Unrecognized compensation expense for non-vested shares as of June 30, 2019
Expense to be recognized in future periods	$544,834
Weighted average number of months over which expense is expected to be recognized	9.1

8.	Income Taxes

The components of our income tax expense (benefit) are as follows ($ in thousands):

	Three months ended June 30,						Six months ended June 30,
	2019			2018			2019			2018
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$904	$(130)	$774	$37	$266	$303	$1,550	$(139)	$1,411	$78	$7	$85
State	167	(15)	152	39	(6)	33	282	(20)	262	15	5	$20
Total	$1,071	$(145)	$926	$76	$260	$336	$1,832	$(159)	$1,673	$93	$12	$105

Index

Deferred income taxes on our consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	June 30	December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$673	$809
Share-based compensation	393	329
Compensation and benefits	103	49
Texas franchise tax R&D credit	195	194
Allowance for doubtful accounts	37	37
Deferred state income taxes	64	45
Accrued expenses not deducted for tax	59	6
Valuation allowance	(195)	(194)
Total deferred tax assets	1,329	1,275

Deferred tax liabilities:
Intangible assets	573	667
Deferred expenses	202	213
Total deferred tax liabilities	775	880

Net deferred tax assets	$554	$395

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

As of June 30, 2019, we had Texas Research and Development tax credit carryforwards of $195,000. We believe it is uncertain that we will have sufficient Texas Franchise Tax in the future to support utilization of these carryforward credits. Accordingly, we have provided a valuation allowance for the full amount of these credit carryforwards. These carryforwards expire in years 2034 through 2039.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	Six Months Ended June 30,
	2019	2018
Balance at beginning of period	$113	$158
Increases for tax positions related to the current year	-	7
Increases for tax positions related to prior years	-	-
Decreases for tax positions where the statue has expired	-	-
Balance at end of period	$113	$165

Our unrecognized tax benefit is related to research and development credits taken on our U.S. income tax returns in 2012, 2013, 2015, 2016, and 2017 and the uncertainty related to the realization of a portion of those credits based on prior experience. We believe it reasonably possible that we will recognize $66,000 of our unrecognized tax benefits on or before December 31, 2019. If we realized and recognized any of our unrecognized tax benefits, such benefits would reduce our effective tax rate in the year of recognition.

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At June 30, 2019, no interest or penalties had been or were required to be accrued. We file income tax returns in the US and in various state jurisdictions with varying statues of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2012 with respect to our federal income tax returns and years prior to 2014 with respect to most of our state income tax returns. We do not file, and are not required to file, any foreign income tax returns.

Index

Our income tax expense (benefit) reconciles to an income tax expense resulting from applying an assumed statutory federal income tax rate of 21% for the 2019 and 2018 quarter and the 2019 and 2018 six months to income (loss) before income taxes as follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Income tax expense (benefit) at federal statutory rate	$957	$195	$1,622	$(50)
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	117	25	203	30
Stock based compensation	(56)	121	8	151
Other	4	10	27	5
R&D tax credit uncertain tax position (net)	-	4	-	7
Research and development credit	-	(19)	(17)	(38)
Foreign derived intangible income deduction	(96)	-	(170)	-
Income tax expense per the statements of operations	$926	$336	$1,673	$105

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

9.	Earnings (Loss) per Common Share

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerators
Numerator for basic and diluted earnings per share:
Net income (loss)	$3,633	$593	$6,053	$(342)

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	17,268	21,838	17,233	21,816

Dilutive potential common shares
Stock options and awards	1,111	331	887	-
Denominator for diluted earnings per share	18,379	22,169	18,120	21,816

Net income (loss) per common share - basic	$0.21	$0.03	$0.35	$(0.02)
Net income (loss) per common share – diluted	$0.20	$0.03	$0.33	$(0.02)

Earnings per share for the periods indicated were as follows (in thousands, except per share amounts):

10.	Dividends

We paid dividends during the 2019 six months and 2018 six months as follows:

Three Months Ended
	March 31, 2019	March 31, 2018	June 30, 2019	June 30, 2018
Dividend per share of common stock	$0.015	$0.015	$0.500	$0.015
Dividend record date	March 11, 2019	March 9, 2018	May 13, 2019	June 8, 2018
Dividend payment date	March 25, 2019	March 23, 2018	May 28, 2019	June 22, 2018

Index

11.	Commitments and Contingencies

Contingencies

We evaluate contingencies on an on-going basis and have established loss provisions for matters in which losses are probable and the amount of the loss can be reasonably estimated. We are not currently a party to any legal proceeding that we believe could have a material adverse effect on our results of operations. These contingent liabilities are included in the “Accrued expenses” line item on our condensed consolidated balance sheet. We believe the recorded reserves in our condensed consolidated financial statements are adequate in light of the probable and estimable contingent liabilities.

Severance Payments

We have agreements with key personnel that provide for severance payments to them in the event of a “change in control” of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be between approximately $700,000 and $1.4 million depending upon the circumstances.

Legal and Regulatory Matters

As disclosed in a Current Report on Form 8-K filed on March 16, 2018, the Fort Worth, Texas Regional Office of the SEC has opened a formal investigation of issues relating to the restatement of our condensed consolidated financial statements as of and for the years ended December 31, 2016 and 2015 and our consolidated financial statements as of and for the three months ended March 31, 2017, with which the Company is cooperating fully.  At this time, the Company is unable to predict the duration, scope, result or related costs associated with the SEC’s investigation.  The Company is also unable to predict what, if any, action may be taken by the SEC, or what penalties or remedial actions the SEC may seek.  Any determination by the SEC that the Company’s activities were not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses, which could have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

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

12.	Leases

On April 18, 2019, the Company signed a new operating lease for our existing office space location. The lease is for a period of 10 years at an average annual rent of $462,000 beginning May 1, 2019. We recorded a right-of-use asset and lease liability of approximately $3 million at the commencement of the lease.

Our non-cancellable, contractual obligations at June 30, 2019, consisted primarily of the following ($ in thousands):

Operating Lease
2019 (remaining six months)	$206
2020	420
2021	431
2022	442
2023	453
Thereafter	2,597
Total lease payments	$4,549

Index

Supplemental other information related to leases:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost	$96	$183
Weighted-average remaining lease term (years)	9.8	9.8
Weighted-average discount rate (%)	5%	5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99	$219

13.	Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. In the 2019 quarter and 2018 quarter, we earned approximately 15% of our revenue from such sales through our largest third-party channel distributor. During the 2019 six months and 2018 six months, we earned approximately 17% and 14% of our revenue from such sales, respectively. As of June 30, 2019, approximately 20% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

14.	Segment and Geographic Disclosures

In accordance with ASC 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located outside the United States accounted for approximately 22% and 26% of our total revenues in the 2019 quarter and 2018 quarter, respectively, and 25% and 28% for the 2019 six months and 2018 six months, respectively. Each individual foreign country accounts for less than 10% of total revenue in all periods.  We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of June 30, 2019.

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

In the following discussion, our references to the 2019 quarter and the 2018 quarter refer to the three months ended June 30, 2019 and 2018, respectively. Our references to the 2019 six months and the 2018 six months refer to the six months ended June 30, 2019 and 2018, respectively.

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

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted less than 3% of our total revenue in the 2019 quarter and 2019 six months. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. As of January 1, 2019, Mail Express and WAFS are no longer being offered for sale, however we will continue to offer product support.

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

Appointment of new Interim Chief Executive Officer

As previously disclosed, the Company’s President and Chief Executive Officer, Matthew Goulet, unexpectedly passed away on March 30, 2019. On March 31, 2019, the Board of Directors named Robert Alpert, Chairman of the Board of Directors, as Interim CEO.

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

See “Comparison of the Consolidated Statement of Operations for the Three Months Ended June 30, 2019 and 2018” and “Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2019 and 2018” for a discussion of trends in our revenue growth that we monitor using this metric.

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

Index

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income (loss)	$3,633	$593	$6,053	$(342)
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	926	336	1,673	105
Interest (income) expense, net	(30)	(80)	(54)	(156)
Depreciation and amortization:
Total depreciation and amortization	506	525	916	1,120
Share-based compensation expense	574	191	1,449	862
Adjusted EBITDA	$5,609	$1,565	$10,037	$1,589

Amounts we previously reported as Adjusted EBITDA reconcile to the metric in the table above as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2018
Adjusted EBITDA as previously reported	$1,101	$590
Amortization of capitalized software development costs	464	999
Adjusted EBITDA as now reported	$1,565	$1,589

See “Comparison of the Consolidated Statement of Operations for the Three Months Ended June 30, 2019 and 2018” and “Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2019 and 2018” for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

Index

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

Employees

Our workforce is organized as follows:

	June 30,
Department	2019	2018
Sales and Marketing	43	54
Engineering	9	27
Professional Services	6	5
Customer Support	21	25
Management and Administration	17	17
Total	96	128

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

Through the first six months of 2019, the realignment has resulted in a significant reduction in total operating expenses and a significant increase in operating income. No assurance can be provided that operating expenses will continue to decline or that operating income will continue to increase. Please see the Company’s discussion of “Risk Factors – Risks Related to Our Operations” in our 2018 Form 10-K filed with the SEC on March 18, 2019.

Index

Solution Perspective and Trends

 The components of our revenue are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Revenue By Type
License	$2,835	27.6%	$2,722	32.2%	$5,469	27.8%	$4,882	30.2%
M&S	6,602	64.3%	5,285	62.5%	12,678	64.4%	10,385	64.2%
Professional Services	832	8.1%	449	5.3%	1,535	7.8%	900	5.6%

Total Revenue	$10,269	100.0%	$8,456	100.0%	$19,682	100.0%	$16,167	100.0%

Revenue by Product Line
License
EFT Platform	$2,784	98.2%	$2,635	96.8%	$5,368	98.2%	$4,711	96.5%
Other	51	1.8%	87	3.2%	101	1.8%	171	3.5%

Total License Revenue	2,835	100.0%	2,722	100.0%	5,469	100.0%	4,882	100.0%

M&S
EFT Platform	6,394	96.8%	5,064	95.8%	12,262	96.7%	9,933	95.6%
Other	208	3.2%	221	4.2%	416	3.3%	452	4.4%

Total M&S Revenue	6,602	100.0%	5,285	100.0%	12,678	100.0%	10,385	100.0%

Professional Services (all EFT Platform)	832	100.0%	449	100.0%	1,535	100.0%	900	100.0%

Total Revenue
EFT Platform	10,010	97.5%	8,148	96.4%	19,165	97.4%	15,544	96.1%
Other	259	2.5%	308	3.6%	517	2.6%	623	3.9%

Total Revenue	$10,269	100.0%	$8,456	100.0%	$19,682	100.0%	$16,167	100.0%

Revenue from our EFT platform products increased 23% for the 2019 quarter compared to the 2018 quarter and the 2019 six months compared to the 2018 six months. Revenue for our other product lines decreased 16% for the 2019 quarter compared to the 2018 quarter and 17% for the 2019 six months compared to the 2018 six months, which is consistent with our expectations as discussed below. For a more detailed discussion of these revenue trends, see “Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2019 and 2018”.

Index

Liquidity and Capital Resources

Our total cash, cash equivalents and working capital positions were as follows ($ in thousands):

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$9,871	$9,173

Current assets	$17,345	$17,351
Current liabilities	(17,511)	(15,483)
Working capital	$(166)	$1,868

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Six Months Ended June 30,
	2019	2018
Operating activities	$10,261	$1,883
Investing activities	(469)	(897)
Financing activities	(9,094)	(655)

Our cash provided by operating activities increased during the 2019 six months compared to the 2018 six months primarily due to the following factors:

●

Net income after considering items not involving cash at the time they are recorded in the statement of operations and comprehensive income, as set forth on our Condensed Consolidated Statement of Cash Flows, increasing $8.3 million in the 2019 six months as compared to increasing $1.6 million in the 2018 six months. See “Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2019 and 2018” for a discussion of the changes in the components of these amounts.

●

Deferred revenue increasing $749,000 during the 2019 six months compared to decreasing $1.0 million during the 2018 six months due primarily to increasing the resources dedicated to securing M&S renewals and an increase in single-year renewals.

●

Accrued expenses increasing $303,000 in the 2019 six months compared to decreasing $100,000 in the 2018 six months primarily due to the accrual of two contingent liabilities more fully described in Note 11.

●

Prepaid and other expenses decreasing $104,000 in the 2019 six months compared to increasing $389,000 in the 2018 six months due primarily to a reduction in the receivable from our D&O insurance in 2019.

●

Federal income tax payable increasing $179,000 in the 2019 six months compared to decreasing $157,000 in the 2018 six months due primarily to having a net income in the 2019 six months as compared to a net loss in the 2018 six months.

Index

Offset by:

●

Accounts receivable decreasing $537,000 during the 2019 six months which provided less cash compared to the $1.7 million decrease during the 2018 six months. This was due primarily to more cash collected from customers in the 2018 six months as a result of increased collection activities that concentrated on older, smaller outstanding receivables, which was not necessary in 2019. In addition, there was a significant increase in sales throughout the 2019 six months compared to the 2018 six months.

●	Accounts payable increasing $63,000 in the 2019 six months compared to increasing $292,000 in the 2018 six months due to normal variations in the timing of payments to our vendors.

The amount of cash we used for investing activities during the 2019 six months decreased compared to the 2018 six months due primarily to a decrease in our software development costs capitalized due to the reduction in force which significantly reduced the headcount in our engineering department.

Financing activities used more cash during the 2019 six months than during the 2018 six months primarily due to:

●	Dividend payments increasing $9.0 million in the 2019 six months compared to increasing $650,000 in the 2018 six months due to a special dividend of $0.50 per share that was paid on May 28, 2019.
●	The purchase of $375,000 of our common stock through open market stock repurchases.
●	A one-time payment of $445,000 (net of tax benefit) to our former Chief Financial Officer to terminate certain stock option agreements.

Offset by:

●

An increase in proceeds received from the exercise of stock options during the 2019 quarter compared to the 2018 quarter as a result of the moratorium on issuing shares of common stock in 2018, which was lifted in August of 2018.

Contractual Obligations and Commitments

As of June 30, 2019, our contractual obligations and commitments consisted primarily of the following items:

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

●	Operating lease for our office space.
●	Federal and state taxes.

Our non-cancellable, contractual obligations at June 30, 2019, consisted primarily of the following ($ in thousands):

	Amount Due for the Period
	Six Months Ending December 31,	Fiscal Years
	2019	2020	2021	Thereafter	Total
Operating leases	$206	$420	$431	$3,492	$4,549

As of June 30, 2019, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

Index

Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
	2019	2018	$ Change
	$ in thousands

Total revenues	$10,269	$8,456	$1,813
Total cost of revenues	1,587	1,565	22
Gross profit	8,682	6,891	1,791
Operating expenses
Sales and marketing	1,899	2,862	(963)
General and administrative	1,757	1,470	287
Legal and professional	222	1,046	(824)
Severance	-	96	(96)
Research and development	275	568	(293)
Total operating expenses	4,153	6,042	(1,889)
Income (loss) from operations	4,529	849	3,680
Other income	30	80	(50)
Income (loss) before income taxes	4,559	929	3,630
Income tax expense (benefit)	926	336	590
Net income (loss)	$3,633	$593	$3,040

In the discussion below, the percentage changes cited are based on the 2019 quarter amounts compared to the 2018 quarter amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended June 30,
	2019		2018
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$2,835	27.6%	$2,722	32.2%
M&S	6,602	64.3%	5,285	62.5%
Professional Services	832	8.1%	449	5.3%

Total Revenue	$10,269	100.0%	$8,456	100.0%

Revenue by Product Line
License
EFT Platform	$2,784	98.2%	$2,635	96.8%
Other	51	1.8%	87	3.2%

	2,835	100.0%	2,722	100.0%
M&S
EFT Platform	6,394	96.8%	5,064	95.8%
Other	208	3.2%	221	4.2%

	6,602	100.0%	5,285	100.0%

Professional Services (all EFT Platform)	832	100.0%	449	100.0%

Total Revenue
EFT Platform	10,010	97.5%	8,148	96.4%
Other	259	2.5%	308	3.6%

	$10,269	100.0%	$8,456	100.0%

Index

Our total revenue increased 21%. Revenue from our EFT platform products and services increased 23%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to less than 3% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

As of January 1, 2019, Mail Express and WAFS are no longer being offered for sale, however we will continue to offer product support.

EFT Platform Products

License revenue from our EFT platform products increased 6%. This increase was anticipated as a result of a number of changing variables in sales strategy starting in August of 2018 which includes expansion within the current customer base.

M&S revenue from our EFT platform products increased 26% primarily due to:

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

Our professional services revenue was $383,000 more for the 2019 quarter compared to the 2018 quarter, which is an increase of 85%. This increase was primarily due to an increase in software license sales, and refocusing on our EFT platform and expansion within the current customer base.

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

Cost of software license revenue was relatively flat and as a percent of software license revenue was 26% in the 2019 quarter compared to 27% in the 2018 quarter. Variable costs remained constant despite the increase in license revenue due to the mix of products sold which can vary from quarter to quarter.

Cost of M&S revenue as a percent of M&S revenue was 9% in the 2019 quarter as compared to 10% in the 2018 quarter. Cost of revenue for M&S in absolute dollars increased by 5%. The increase in absolute dollars was due primarily to an increase in personnel related expenses.

Cost of professional services revenue as a percent of that revenue was 35% in the 2019 quarter as compared to 65% in the 2018 quarter. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working.

Index

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 18% of total revenue for the 2019 quarter compared to 34% of total revenue for the 2018 quarter. In absolute dollars these expenses decreased 34% due primarily to decreased marketing expenses related to a decrease in our spending for content syndication and reduced headcount.

General and Administrative. These expenses increased 20% primarily due to an increase in compensation expense related to the accelerated vesting of restricted stock granted to a former member of our Board of Directors. The vesting acceleration was approved by the Compensation Committee of the Board of Directors.

Legal and Professional. These expenses decreased 79% primarily due to decreases in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation, and the reimbursement of prior expense by our insurance carrier offset by the accrual of contingent liabilities more fully described in Note 11.

Research and Development.  The overall profile of our research and development (“R&D”) activities was as follows ($ in thousands):

	Three Months Ended June 30,
	2019	2018
R&D expense	$275	$568
Capitalized software development costs	236	390
Total resources expended for R&D	$511	$958

Our total R&D expenditures decreased 47% during the 2019 quarter as compared with the 2018 quarter primarily due to fewer employed software engineers and technical personnel.

Total resources expended for R&D serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether or not our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense and capitalized software development costs individually. While we believe the non-GAAP total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development costs individually.

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

●	The foreign derived intangible income deduction which was a part of the 2017 Tax Cuts and Jobs Act that lowered the tax rate for US corporations’ foreign derived intangible income.

Index

Comparison of the Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2019 and 2018

	Six Months Ended June 30,
	2019	2018	$ Change
	$ in thousands

Total revenues	$19,682	$16,167	$3,515
Total cost of revenues	3,021	3,181	(160)
Gross profit	16,661	12,986	3,675
Operating expenses
Sales and marketing	3,815	5,969	(2,154)
General and administrative	3,772	3,292	480
Legal and professional	798	2,725	(1,927)
Severance	4	107	(103)
Research and development	600	1,286	(686)
Total operating expenses	8,989	13,379	(4,390)
Income (loss) from operations	7,672	(393)	8,065
Other income	54	156	(102)
Income (loss) before income taxes	7,726	(237)	7,963
Income tax expense (benefit)	1,673	105	1,568
Net income (loss)	$6,053	$(342)	$6,395

In the discussion below, the percentage changes cited are based on the 2019 six month amounts compared to the 2018 six month amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Six Months Ended June 30,
	2019		2018
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$5,469	27.8%	$4,882	30.2%
M&S	12,678	64.4%	10,385	64.2%
Professional Services	1,535	7.8%	900	5.6%

Total Revenue	$19,682	100.0%	$16,167	100.0%

Revenue by Product Line
License
EFT Platform	$5,368	98.2%	$4,711	96.5%
Other	101	1.8%	171	3.5%

	5,469	100.0%	4,882	100.0%
M&S
EFT Platform	12,262	96.7%	9,933	95.6%
Other	416	3.3%	452	4.4%

	12,678	100.0%	10,385	100.0%

Professional Services (all EFT Platform)	1,535	100.0%	900	100.0%

Total Revenue
EFT Platform	19,165	97.4%	15,544	96.1%
Other	517	2.6%	623	3.9%

	$19,682	100.0%	$16,167	100.0%

Index

Our total revenue increased 22%. Revenue from our EFT platform products and services increased 23%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising less than 3% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

As of January 1, 2019, Mail Express and WAFS are no longer being offered for sale, however we will continue to offer product support.

EFT Platform Products

License revenue from our EFT platform products increased 14%. This increase was anticipated as a result of a number of changing variables in sales strategy starting in August of 2018 which includes expansion within the current customer base.

M&S revenue from our EFT platform products increased 23% primarily due to:

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

Our professional services revenue was $635,000 more for the 2019 six months compared to the 2018 six months which is an increase of 71%. This increase was primarily due to an increase in software license sales and refocusing on our EFT platform and expansion within the current customer base.

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

Cost of software license revenue decreased 11% and as a percent of software license revenue was 25% in the 2019 six months compared to 31% in the 2018 six months. These decreases were primarily due to a decrease in amortization of capitalized software development costs.

Cost of M&S revenue as a percent of M&S revenue was 9% in the 2019 six months as compared to 10% in the 2018 six months. Cost of revenue for M&S in absolute dollars increased by 4%. The increase in absolute dollars was due primarily to an increase in personnel related expenses.

Cost of professional services revenue as a percent of that revenue was 38% in the 2019 six months as compared to 68% in the 2018 six months. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 5% primarily due to a decrease in outsourced professional services.

Index

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 19% of total revenue for the 2019 six months compared to 37% of total revenue for the 2018 six months. In absolute dollars these expenses decreased 36% due primarily to decreased marketing expenses related to a decrease in our spending for content syndication and reduced headcount.

General and Administrative. These expenses increased 15% primarily due to an increase in share based compensation expense related to the accelerated vesting of options granted to our former Chief Executive Officer who passed away unexpectedly in March 2019 and the accelerated vesting of restricted stock granted to a former member of our Board of Directors. The vesting acceleration of the stock options was pursuant to the terms of the applicable option agreements and the vesting acceleration of the restricted stock grant was approved by the Compensation Committee of the Board of Directors

Legal and Professional. These expenses decreased 71% primarily due to decreases in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation described in Note 11 of the notes to our condensed consolidated financial statements, and the reimbursement of prior expense by our insurance carrier offset by the accrual of contingent liabilities described in Note 11.

Research and Development.  The overall profile of our R&D activities was as follows ($ in thousands):

	Six Months Ended June 30,
	2019	2018
R&D expense	$600	$1,286
Capitalized software development costs	437	793
Total resources expended for R&D	$1,037	$2,079

Our total R&D expenditures decreased 50% during the 2019 six months as compared with the 2018 six months primarily due fewer employed software engineers and technical personnel.

Total resources expended for R&D serves to illustrate our total corporate efforts to improve our existing products and to develop new products regardless of whether or not our expenditures for those efforts were expensed or capitalized. Total resources expended for R&D is not a measure of financial performance under GAAP and should not be considered a substitute for R&D expense and capitalized software development costs individually. While we believe the non-GAAP total resources expended for R&D amount provides useful supplemental information regarding our overall corporate product improvement and new product creation activities, there are limitations associated with the use of this non-GAAP measurement. Total resources expended for R&D is a non-GAAP measure not prepared in accordance with GAAP and may not be comparable to similarly titled measures of other companies since there is no standard for preparing this non-GAAP measure. As a result, this non-GAAP measure of total resources expended for R&D has limitations and should not be considered in isolation from, or as a substitute for, R&D expense and capitalized software development costs individually.

Interest Income (Expense), Net. Interest income (expense), net has historically consisted primarily of interest income earned on certificates of deposit. The Company redeemed all of the certificates of deposit in September and October 2018 in order to fund the purchase of shares related to the tender offer. In 2019 the interest income earned is related to interest from our money market account.

Income Taxes. Our effective rate differed from the federal statutory tax rate of 21% in the 2019 six months and 2018 six months primarily due to:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

On August 6, 2019, the Board of Directors approved and adopted an amendment to the Company’s Amended and Restated Bylaws to adopt a new bylaw providing for Delaware courts as the exclusive forum for the adjudication of disputes.

Item 6. Exhibits

(a)	Exhibits

3.1*	Amendment to the GlobalSCAPE, Inc. Amended and Restated Bylaws, effective as of August 6, 2019.
10.1

Amended and Restated Employment Agreement, dated as of April 4, 2019, by and between GlobalSCAPE, Inc. and Karen J. Young (filed as Exhibit 10.1 to Form 8-K filed on April 4, 2019 and incorporated herein by reference).

10.2

Amended and Restated Employment Agreement, dated as of April 4, 2019, by and between GlobalSCAPE, Inc. and David Mello (filed as Exhibit 10.2 to Form 8-K filed on April 4, 2019 and incorporated herein by reference).

10.3

Amended and Restated Employment Agreement, dated as of April 4, 2019, by and between GlobalSCAPE, Inc. and Michael P. Canavan (filed as Exhibit 10.1 to Form 8-K filed on April 5, 2019 and incorporated herein by reference).

10.4	Employment Agreement, dated as of May 14, 2019, by and between GlobalSCAPE, Inc. and Robert Alpert (filed as Exhibit 10.1 to Form 8-K filed on May 14, 2019 and incorporated herein by reference).
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File.
*	Filed herewith.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

August 9, 2019	By:	/s/ Karen J. Young
Date		Karen J. Young
Chief Financial Officer