Form 10-Q
period 2019-09-30
GLOBALSCAPE INC
filed 2019-11-12
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019.

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

As of October 31, 2019 there were 17,371,375 shares of common stock outstanding.

GlobalSCAPE, Inc.

Quarterly Report on Form 10-Q

For the Quarter ended September 30, 2019

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

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,396	$9,173
Accounts receivable, net	5,491	6,657
Federal income tax receivable	323	-
Prepaid and other current assets	1,269	1,521
Total current assets	20,479	17,351

Capitalized software development costs, net	2,689	3,133
Goodwill	12,712	12,712
Deferred tax asset, net	651	395
Property and equipment, net	296	399
Right-of-use asset	2,970	-
Other assets	463	502
Total assets	$40,260	$34,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$501	$820
Accrued expenses	1,783	1,214
Income tax payable	-	148
Deferred revenue	14,592	13,301
Total current liabilities	16,876	15,483

Deferred revenue, non-current portion	1,954	2,936
Lease liability	2,967	-
Other long term liabilities	70	117

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 22,750,875 and 22,441,860 shares issued: 17,371,375 and 17,130,918 outstanding at September 30, 2019 and December 31, 2018, respectively	22	22
Additional paid-in capital	27,998	25,584
Treasury stock, 5,379,500 and 5,310,942 shares, at cost, at September 30, 2019 and December 31, 2018, respectively	(23,087)	(22,712)
Retained earnings	13,460	13,062
Total stockholders’ equity	18,393	15,956
Total liabilities and stockholders’ equity	$40,260	$34,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Operating Revenues:
Software licenses	$2,762	$2,843	$8,231	$7,726
Maintenance and support	6,754	5,488	19,432	15,872
Professional services	614	649	2,149	1,549
Total Revenues	10,130	8,980	29,812	25,147
Cost of revenues:
Software licenses	666	721	2,006	2,225
Maintenance and support	551	514	1,649	1,574
Professional services	270	264	853	880
Total cost of revenues	1,487	1,499	4,508	4,679
Gross profit	8,643	7,481	25,304	20,468
Operating expenses:
Sales and marketing	1,940	2,261	5,755	8,229
General and administrative	1,618	1,589	5,390	4,883
Legal and professional	457	1,510	1,255	4,235
Severance	7	381	11	488
Research and development	334	368	934	1,654
Total operating expenses	4,356	6,109	13,345	19,489
Income from operations	4,287	1,372	11,959	979
Interest income (expense), net	29	(93)	83	63
Income before income taxes	4,316	1,279	12,042	1,042
Income tax expense	736	281	2,409	386
Net income	$3,580	$998	$9,633	$656
Comprehensive income	$3,580	$998	$9,633	$656

Net income per common share -
Basic	$0.21	$0.05	$0.56	$0.03
Diluted	$0.19	$0.05	$0.52	$0.03

Weighted average shares outstanding:
Basic	17,347	21,688	17,271	21,746
Diluted	18,769	21,940	18,398	22,044

Cash dividends declared per share	$0.015	$-	$0.530	$0.030

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income	$9,633	$656
Items not involving cash at the time they are recorded in the statement of operations:
Provision (recoveries) for doubtful accounts receivable	63	(64)
Depreciation and amortization	1,335	1,641
Share-based compensation	1,985	972
Deferred taxes	(256)	61
Subtotal before changes in operating assets and liabilities	12,760	3,266
Changes in operating assets and liabilities:
Accounts receivable	1,103	1,136
Prepaid and other current assets	252	(1,868)
Deferred revenue	309	(1,914)
Accounts payable	(319)	82
Accrued expenses	569	1,707
Operating lease right-of-use asset	105	-
Other assets	39	116
Operating lease liabilities	(108)	-
Other long-term liabilities	(47)	(48)
Income tax payable (receivable)	(471)	82
Net cash provided by operating activities	14,192	2,559
Investing Activities:
Software development costs capitalized	(741)	(1,057)
Purchase of property and equipment	(47)	(143)
Redemption of Certificates of Deposit	-	14,264
Net cash provided by (used in) investing activities	(788)	13,064
Financing Activities:
Proceeds from exercise of stock options	874	341
Stock option cash settlement	(445)	-
Purchase of Treasury Stock	(375)	(17,262)
Dividends paid	(9,235)	(655)
Net cash used in financing activities	(9,181)	(17,576)

Net increase (decrease) in cash	4,223	(1,953)
Cash at beginning of period	9,173	11,583
Cash at end of period	$13,396	$9,630

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income tax payments	$3,008	$238

Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for operating lease obligations	$3,075	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity
(in thousands, except number of shares)
(unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2017	22,196,712	$22	$23,793	$(1,452)	$9,353	$31,716

Retained Earnings Adjustment due to ASC 606					979	979
Stock-based compensation expense
Stock options			587			587
Restricted stock			84			84
Common stock cash dividends, $0.015 per share					(327)	(327)
Net Income (loss)					(935)	(935)
Balance at March 31, 2018	22,196,712	$22	$24,464	$(1,452)	$9,070	$32,104

Stock-based compensation expense
Stock options			155			155
Restricted stock	80,000		36			36
Common stock cash dividends, $0.015 per share					(328)	(328)
Net Income					593	593
Balance at June 30, 2018	22,276,712	$22	$24,655	$(1,452)	$9,335	$32,560

Purchase of Treasury Stock				(17,262)		(17,262)
Cancellation of Restricted Stock	(40,000)					-
Shares issued upon exercise of stock options	146,150		341			341
Stock-based compensation expense
Stock options			110			110
Net Income					998	998
Balance at September 30, 2018	22,382,862	$22	$25,106	$(18,714)	$10,333	$16,747

Balance at December 31, 2018	22,441,860	$22	$25,584	$(22,712)	$13,062	$15,956

Purchase of Treasury Stock				(375)		(375)
Shares issued upon exercise of stock options	156,489		519			519
Stock option cash settlement			(445)			(445)
Stock-based compensation expense
Stock options			775			775
Restricted stock			100			100
Common stock cash dividends, $0.015 per share					(259)	(259)
Net Income					2,420	2,420
Balance at March 31, 2019	22,598,349	$22	$26,533	$(23,087)	$15,223	$18,691

Shares issued upon exercise of stock options	55,520		179			179
Stock-based compensation expense
Stock options			197			197
Restricted stock	40,000		377			377
Common stock cash dividends, $0.50 per share					(8,713)	(8,713)
Net Income					3,633	3,633
Balance at June 30, 2019	22,693,869	$22	$27,286	$(23,087)	$10,143	$14,364

Shares issued upon exercise of stock options	57,006		176			176
Stock-based compensation expense
Stock options			321			321
Restricted stock			215			215
Common stock cash dividends, $0.015 per share					(263)	(263)
Net Income					3,580	3,580
Balance at September 30, 2019	22,750,875	$22	$27,998	$(23,087)	$13,460	$18,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of September 30, 2019 and For the Three and Nine

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

We sell other products that are synergistic to EFT including CuteFTP. Collectively, these products aimed at consumers and small businesses constitute less than 3% of our total revenue. We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

Throughout these notes unless otherwise noted, our references to the 2019 quarter and the 2018 quarter refer to the three months ended September 30, 2019 and 2018, respectively, and references to the 2019 nine months and the 2018 nine months refer to the nine months ended September 30, 2019 and 2018, respectively.

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

Index

The activity in our deferred revenue balances has been as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deferred revenue, beginning of period	$16,986	$16,013	$16,237	$17,050
Deferred revenue resulting from new contracts with customers	6,938	4,764	21,880	14,321
Deferred revenue at the beginning of the period that was amortized to revenue	(6,464)	(5,113)	(18,259)	(14,727)
Deferred revenue arising during the period that was amortized to revenue	(914)	(528)	(3,312)	(1,508)
Deferred revenue, end of period	$16,546	$15,136	$16,546	$15,136

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

Our activity in deferred costs of obtaining a contract to deliver goods and services has been as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Deferred expense, beginning of period	$963	$1,172	$1,009	$1,240
Deferred expense resulting from new contracts with customers	195	149	580	496
Deferred expense amortized to expense	(224)	(216)	(655)	(631)
Deferred expense, end of period	$934	$1,105	$934	$1,105

At September 30, 2019, $577,000 was recorded in prepaid and current other assets and $357,000 was recorded in other assets in our condensed consolidated balance sheet. At December 31, 2018 we had $571,000 recorded in prepaid and other current assets and $438,000 recorded in noncurrent other assets in our condensed consolidated balance sheet.

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

As of September 30, 2019, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a nonrecurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, capitalized software and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

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

Goodwill

Goodwill is not amortized. Annually, we test goodwill for impairment at the reporting unit level using December 31 as the measurement date, and will also evaluate throughout the year if any indicators of a potential impairment are identified. We operate as a single reporting unit.

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses. Advertising expense was approximately $45,000 and $172,000 in the 2019 quarter and the 2018 quarter, respectively, and $140,000 and $750,000 in the 2019 nine months and 2018 nine months, respectively.

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

For stock option awards, we estimate their fair value at the grant date using the Black-Scholes option-pricing model considering the following factors:

●	We estimate expected volatility based on historical volatility of our common stock.
●	We primarily use the simplified method to derive an expected term which represents an estimate of the time options are expected to remain outstanding. We use this method because our options are plain-vanilla options, and we believe our historical option exercise experience is not adequately indicative of our future expectations.
●	We base the risk-free rate for periods within the contractual life of the option on the U.S. treasury yield curve in effect at the time of grant.
●	We estimate a dividend yield based on our historical and expected future dividend payments.

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

ASU 2016-13, Financial Instruments – Credit Losses (issued June 2016) - Among the provisions of this ASU is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need consider only past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with the condensed consolidated financial statements we issue for the year ending December 31, 2022, and the quarterly periods during that year. We do not expect the amounts we report as accounts receivable in those future periods under this guidance to be materially affected relative to current guidance.

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

	September 30, 2019	December 31, 2018
Total invoices issued and unpaid	$6,460	$7,990
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(869)	(1,233)
Gross accounts receivable	5,591	6,757
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$5,491	$6,657

Index

5.	Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activities were as follows ($ in thousands):

	September 30,	December 31,
	2019	2018
Gross capitalized cost	$11,195	$10,454
Accumulated amortization	(8,506)	(7,321)
Capitalized software development costs, net	$2,689	$3,133

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amount capitalized	$304	$264	$741	$1,057
Amortization expense	(379)	(460)	(1,185)	(1,459)

	Released	Unreleased
	Products	Products
Gross capitalized amount at September 30, 2019	$10,254	$941
Accumulated amortization	(8,506)	-
Net capitalized cost at September 30, 2019	$1,748	$941

Future amortization expense:
Three months ending December 31, 2019	372
Year ending December 31,
2020	1,064
2021	301
2022	11
Total	$1,748

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

	September 30, 2019	December 31, 2018
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$17,415	$17,470
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(869)	(1,233)
Total deferred revenue	$16,546	$16,237

Deferred revenue, current portion	$14,592	$13,301
Deferred revenue, non-current portion	1,954	2,936
Total deferred revenue	$16,546	$16,237

Index

7.	Stock Options, Restricted Stock and Stock-Based Compensation

We have stock-based compensation plans under which we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of our Board of Directors. Our stock-based compensation expense was as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense	$536	$110	$1,985	$972

Stock Options

We have granted stock options to our officers and employees under long-term equity incentive plans that originated in 2000, 2010 and 2016. During the 2019 nine months, we granted stock options only under the 2016 Employee Long-Term Equity Incentive Plan (the “2016 Plan”).

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

We currently issue stock-based awards to our officers and employees only under the 2016 Plan which authorizes the issuance of up to 5,000,000 shares of common stock for stock-based incentives including stock options and restricted stock awards. As of September 30, 2019, stock-based incentives for up to 2,826,008 shares remained available for issuance in the future under the 2016 Plan.

We have not previously issued any restricted stock under any of the plans.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2018	2,536,320	$3.53	6.97	$2,464
Granted	702,500	$7.94
Forfeited	(352,007)	$3.85
Exercised	(269,015)	$3.25
Outstanding at September 30, 2019	2,617,798	$4.83	5.73	$17,389

Exercisable at September 30, 2019	1,337,664	$3.60	2.42	$10,533

Index

Additional information about our stock options is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average fair value of options granted	$4.35	$1.57	$5.73	$1.56
Intrinsic value of options exercised	$570,245	$205,111	$1,125,635	$205,111
Cash received from stock options exercised	$176,987	$341,489	$874,499	$341,489

Number of options that vested	186,113	72,748	832,060	511,900
Fair value of options that vested	$314,293	$139,406	$1,312,096	$861,904

Unrecognized compensation expense related to non-vested options at end of period	$2,844,578	$1,286,260	$2,844,578	$1,286,260
Weighted average years over which non-vested option expense will be recognized	3.03	2.15	3.03	2.15

Plan	Shares outstanding
2000 Stock Option Plan	2,500
2010 Employee LT Equity Incentive Plan	498,472
2016 Employee LT Equity Incentive Plan	2,116,826
Total shares Outstanding at September 30, 2019	2,617,798

As of September 30, 2019
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$1.43 - $2.35	123,004	0.93	$1.75	123,004	$1.75
$2.39 - $3.59	582,296	3.94	$3.44	429,003	$3.41
$3.60 - $5.90	1,225,998	4.89	$4.02	785,657	$3.99
$6.83 - $10.40	678,500	9.59	$7.97	-	$-
$10.70 - $13.27	8,000	9.88	$11.69	-	$-
Total options	2,617,798			1,337,664

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	47%	48%	47%	48%
Expected annual dividend yield	1.50%	1.50%	1.50%	1.50%
Risk free rate of return	1.78%	2.80%	2.23%	2.75%
Expected option term (years)	6.00	6.00	6.23	6.00

Index

Restricted Stock Awards

Our 2015 Non-Employee Directors Long-Term Equity Incentive Plan (the “2015 Directors Plan”) provides for the issuance of either stock options or restricted stock awards for up to 500,000 shares of our common stock. Provisions and characteristics of this 2015 Directors Plan include the following:

●	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of our Board of Directors.
●	Restricted stock awards are initially issued as restricted shares with a legend restricting transferability of the shares until the recipient satisfies the vesting provision of the award, which is generally continuing service for one year subsequent to the date of the award, after which time the restrictive legend is removed from the shares.
●	Restricted shares participate in dividend payments and may be voted.
●	As of September 30, 2019, stock based incentives for up to 80,000 shares remained available for issuance in the future under the 2015 Directors Plan.

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2018	100,000	$4.06
Shares granted with restrictions	80,000	$8.85
Shares vested and restrictions removed	(40,000)	$6.46	$354,000
Restricted shares outstanding at September 30, 2019	140,000	$6.11

Unrecognized compensation expense for non-vested shares as of September 30, 2019
Expense to be recognized in future periods	$330,079
Weighted average number of months over which expense is expected to be recognized	7.1

8.	Income Taxes

The components of our income tax expense are as follows ($ in thousands):

	Three months ended September 30,						Nine months ended September 30,
	2019			2018			2019			2018
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$675	$47	$722	$166	$43	$209	$2,226	$(93)	$2,133	$243	$51	$294
State	157	(143)	14	67	5	72	439	(163)	276	82	10	$92
Total	$832	$(96)	$736	$233	$48	$281	$2,665	$(256)	$2,409	$325	$61	$386

Index

Deferred income taxes on our consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	September 30	December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$557	$809
Share-based compensation	469	329
Compensation and benefits	123	49
Texas franchise tax R&D credit	147	194
Allowance for doubtful accounts	37	37
Deferred state income taxes	60	45
Accrued expenses not deducted for tax	7	6
Valuation allowance	-	(194)
Total deferred tax assets	1,400	1,275

Deferred tax liabilities:
Intangible assets	553	667
Deferred expenses	196	213
Total deferred tax liabilities	749	880

Net deferred tax assets	$651	$395

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

As of September 30, 2019, we had Texas Research and Development tax credit carryforwards of $147,000. These carryforwards expire in years 2034 through 2039.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
Balance at beginning of period	$113	$158
Increases for tax positions related to the current year	-	10
Increases for tax positions related to prior years	-	-
Decreases for tax positions where the statue has expired	(43)	(48)
Balance at end of period	$70	$120

Our unrecognized tax benefit is related to research and development credits taken on our U.S. income tax returns in 2013, 2016, and 2017 and the uncertainty related to the realization of a portion of those credits based on prior experience. We believe it reasonably possible that we will recognize $46,000 of our unrecognized tax benefits on or before December 31, 2019. If we realized and recognized any of our unrecognized tax benefits, such benefits would reduce our effective tax rate in the year of recognition.

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At September 30, 2019, no interest or penalties had been or were required to be accrued. We file income tax returns in the US and in various state jurisdictions with varying statues of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2013 with respect to our federal income tax returns and years prior to 2014 with respect to most of our state income tax returns. We do not file, and are not required to file, any foreign income tax returns.

Index

Our income tax expense reconciles to an income tax expense resulting from applying an assumed statutory federal income tax rate of 21% for the 2019 and 2018 quarter and the 2019 and 2018 nine months to income before income taxes as follows ($ in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Income tax expense at federal statutory rate	$906	$269	$2,529	$219
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	175	58	378	89
Stock based compensation	(35)	14	(27)	164
Other	(4)	2	22	7
R&D tax credit uncertain tax position (net)	(43)	(45)	(43)	(38)
Research and development credit	17	(17)	-	(55)
Change in valuation allowance on state tax credits	(194)		(194)
Foreign derived intangible income deduction	(86)	-	(256)	-
Income tax expense per the statements of operations	$736	$281	$2,409	$386

On June 21, 2018, in South Dakota v Wayfair Inc., the United States Supreme Court held that states may charge sales tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. Currently, we file state income tax returns in those states in which we have a physical presence and/or are otherwise required by a state to register to do business. In addition, we collect and remit sales tax in states where we have met the nexus requirements. We perform quarterly assessments of nexus requirements for both income and sales tax to determine any additional requirements.

9.	Earnings per Common Share

Earnings per share for the periods indicated were as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerators
Numerator for basic and diluted earnings per share:
Net income	$3,580	$998	$9,633	$656

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	17,347	21,688	17,271	21,746

Dilutive potential common shares
Stock options and awards	1,422	252	1,127	298
Denominator for diluted earnings per share	18,769	21,940	18,398	22,044

Net income per common share - basic	$0.21	$0.05	$0.56	$0.03
Net income per common share – diluted	$0.19	$0.05	$0.52	$0.03

Index

10.	Dividends

We paid dividends during the 2019 nine months and 2018 nine months as follows:

Three Months Ended
	March 31, 2019	March 31, 2018	June 30, 2019	June 30, 2018	September 30, 2019
Dividend per share of common stock	$0.015	$0.015	$0.500	$0.015	$0.015
Dividend record date	March 11, 2019	March 9, 2018	May 13, 2019	June 8, 2018	August 6, 2019
Dividend payment date	March 25, 2019	March 23, 2018	May 28, 2019	June 22, 2018	August 20, 2019

11.	Commitments and Contingencies

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

Index

Our non-cancellable, contractual obligations at September 30, 2019, consisted primarily of the following ($ in thousands):

Operating Lease
2019 (remaining three months)	$103
2020	420
2021	431
2022	442
2023	453
Thereafter	2,597
Total lease payments	$4,446

Supplemental other information related to leases:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost	$101	$284
Weighted-average remaining lease term (years)	9.5	9.5
Weighted-average discount rate (%)	5%	5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103	$292

13.	Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. In the 2019 quarter and 2018 quarter, we earned approximately 17% and 12%, respectively, of our revenue from such sales through our largest third-party channel distributor. During the 2019 nine months and 2018 nine months, we earned approximately 17% and 13% of our revenue from such sales, respectively. As of September 30, 2019, approximately 21% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

14.	Segment and Geographic Disclosures

In accordance with ASC 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from customers and partners located outside the United States accounted for approximately 25% and 30% of our total revenues in the 2019 quarter and 2018 quarter, respectively, and 25% and 29% for the 2019 nine months and 2018 nine months, respectively. Each individual foreign country accounts for less than 10% of total revenue in all periods.  We attribute revenues to countries based on the country in which the customer or partner is located. None of our property and equipment was located in a foreign country as of September 30, 2019.

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

In the following discussion, our references to the 2019 quarter and the 2018 quarter refer to the three months ended September 30, 2019 and 2018, respectively. Our references to the 2019 nine months and the 2018 nine months refer to the nine months ended September 30, 2019 and 2018, respectively.

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

We continue to explore all strategic alternatives to maximize value for shareholders, including without limitation to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity, and enhance our valuation. We may pursue our goals through organic growth or strategic or other alternatives. We will also continue to monitor capital markets for opportunities to repurchase shares, as well as consider other actions designed to enhance shareholder value.

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

We sell other products that are synergistic to our EFT platform including CuteFTP. Collectively, these products constituted less than 3% of our total revenue in the 2019 quarter and 2019 nine months. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

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

See “Comparison of the Consolidated Statement of Operations for the Three Months Ended September 30, 2019 and 2018” and “Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2019 and 2018” for a discussion of trends in our revenue growth that we monitor using this metric.

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

Index

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$3,580	$998	$9,633	$656
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	736	281	2,409	386
Interest (income) expense, net	(29)	93	(83)	(63)
Depreciation and amortization:
Total depreciation and amortization	419	522	1,335	1,641
Share-based compensation expense	536	110	1,985	972
Adjusted EBITDA	$5,242	$2,004	$15,279	$3,592

Amounts we previously reported as Adjusted EBITDA reconcile to the metric in the table above as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2018
Adjusted EBITDA as previously reported	$1,544	$2,133
Amortization of capitalized software development costs	460	1,459
Adjusted EBITDA as now reported	$2,004	$3,592

See “Comparison of the Consolidated Statement of Operations for the Three Months Ended September 30, 2019 and 2018” and “Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2019 and 2018” for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

We sell other products that are synergistic to our EFT platform including CuteFTP. Collectively, these products constituted less than 3% of our total revenue in the 2019 quarter. Customers pay a one-time fee to purchase these products under a perpetual software license. Some customers also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

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

Employees

Our workforce is organized as follows:

	September 30,
Department	2019	2018
Sales and Marketing	41	36
Engineering	12	9
Professional Services	6	5
Customer Support	23	24
Management and Administration	17	16
Total	99	90

On August 3, 2018, we implemented a plan to restructure our organization, which included a reduction in workforce of approximately 40 employees, representing approximately 30% of the Company’s total pre-restructuring workforce. We recorded a charge of $381,000 in the 2018 quarter relating to this reduction in force, consisting primarily of one-time severance payments and termination benefits. The Company’s goal in the restructuring was to better focus our workforce on retaining current customers, gaining incremental business from current customers, and winning new business in the market segments where we can leverage our expertise and long history as an EFT pioneer.

Through the first nine months of 2019, the realignment has resulted in a significant reduction in total operating expenses and a significant increase in operating income. No assurance can be provided that operating expenses will continue to decline or that operating income will continue to increase. Please see the Company’s discussion of “Risk Factors – Risks Related to Our Operations” in our 2018 Form 10-K filed with the SEC on March 18, 2019.

Index

Solution Perspective and Trends

The components of our revenue are as follows ($ in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Revenue By Type
License	$2,762	27.3%	$2,843	31.7%	$8,231	27.6%	$7,726	30.7%
M&S	6,754	66.7%	5,488	61.1%	19,432	65.2%	15,872	63.1%
Professional Services	614	6.0%	649	7.2%	2,149	7.2%	1,549	6.2%

Total Revenue	$10,130	100.0%	$8,980	100.0%	$29,812	100.0%	$25,147	100.0%

Revenue by Product Line
License
EFT Platform	$2,711	98.2%	$2,767	97.3%	$8,079	98.2%	$7,479	96.8%
Other	51	1.8%	76	2.7%	152	1.8%	247	3.2%

Total License Revenue	2,762	100.0%	2,843	100.0%	8,231	100.0%	7,726	100.0%

M&S
EFT Platform	6,570	97.3%	5,270	96.0%	18,832	96.9%	15,202	95.8%
Other	184	2.7%	218	4.0%	600	3.1%	670	4.2%

Total M&S Revenue	6,754	100.0%	5,488	100.0%	19,432	100.0%	15,872	100.0%

Professional Services (all EFT Platform)	614	100.0%	649	100.0%	2,149	100.0%	1,549	100.0%

Total Revenue
EFT Platform	9,895	97.7%	8,686	96.7%	29,060	97.5%	24,230	96.4%
Other	235	2.3%	294	3.3%	752	2.5%	917	3.6%

Total Revenue	$10,130	100.0%	$8,980	100.0%	$29,812	100.0%	$25,147	100.0%

Revenue from our EFT platform products increased 14% for the 2019 quarter compared to the 2018 quarter and 20% for the 2019 nine months compared to the 2018 nine months. Revenue for our other product lines decreased 20% for the 2019 quarter compared to the 2018 quarter and 18% for the 2019 nine months compared to the 2018 nine months, which is consistent with our expectations as discussed below. For a more detailed discussion of these revenue trends, see “Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2019 and 2018” and “Comparison of the Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2019 and 2018”.

Index

Liquidity and Capital Resources

Our total cash, cash equivalents and working capital positions were as follows ($ in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$13,396	$9,173

Current assets	$20,479	$17,351
Current liabilities	(16,876)	(15,483)
Working capital	$3,603	$1,868

When assessing our liquidity and capital resources, we consider the following factor:

●	Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Nine Months Ended September 30,
	2019	2018
Operating activities	$14,192	$2,559
Investing activities	(788)	13,064
Financing activities	(9,181)	(17,576)

Our cash provided by operating activities increased during the 2019 nine months compared to the 2018 nine months primarily due to the following factors:

●	Net income after considering items not involving cash at the time they are recorded in the statement of operations and comprehensive income, as set forth on our Condensed Consolidated Statement of Cash Flows, increased $12.8 million for the 2019 nine months as compared to $3.3 million for the 2018 nine months. See “Comparison of the Consolidated Statement of Operations for the Nine Months Ended September 30, 2019 and 2018” for a discussion of the changes in the components of these amounts.
●	Deferred revenue increasing $309,000 during the 2019 nine months compared to decreasing $1.9 million during the 2018 nine months due primarily to increasing the resources dedicated to securing M&S renewals and an increase in single-year renewals.
●

Prepaid and other expenses decreasing $252,000 in the 2019 nine months compared to increasing $1.9 million in the 2018 nine months due primarily to a reduction in the receivable from our D&O insurance in 2019.

Index

Offset by:

●	Accrued expenses increasing $569,000 in the 2019 nine months compared to increasing $1.7 million in the 2018 nine months due primarily to the accrual of a $1.4 million payment related to the settlement of the securities class action complaint and the accrual of severance payments and termination costs in association with the reduction in force in the 2018 nine months that was not repeated in the 2019 nine months.
●	Federal income tax receivable increasing $471,000 in the 2019 nine months compared to federal income tax payable increasing $82,000 in the 2018 nine months due primarily to an increase in estimated tax payments in the 2019 nine months compared to the 2018 nine months.
●	Accounts payable decreasing $319,000 in the 2019 nine months compared to increasing $82,000 in the 2018 nine months due to normal variations in the timing of payments to our vendors.

The amount of cash we used for investing activities during the 2019 nine months decreased compared to the cash provided during the 2018 nine months due primarily to the redemption of certain certificates of deposit in 2018 which was not repeated in 2019.

Financing activities used less cash during the 2019 nine months than during the 2018 nine months primarily due to a reduction in the purchase of treasury stock related to the Dutch tender offer in 2018 that was not repeated in 2019, offset by an increase in dividends in 2019.

Contractual Obligations and Commitments

As of September 30, 2019, our contractual obligations and commitments consisted primarily of the following items:

●	An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $16.5 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our customers as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.
●	Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.
●	Operating lease for our office space.
●	Federal and state taxes.

Our non-cancellable, contractual obligations at September 30, 2019, consisted primarily of the following ($ in thousands):

	Amount Due for the Period
	Three Months Ending December 31,	Fiscal Years
	2019	2020	2021	Thereafter	Total
Operating leases	$103	$420	$431	$3,492	$4,446

As of September 30, 2019, we had no interest-bearing obligations in the form of loans, notes payable or similar debt instruments.

Index

Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	$ Change
	$ in thousands

Total revenues	$10,130	$8,980	$1,150
Total cost of revenues	1,487	1,499	(12)
Gross profit	8,643	7,481	1,162
Operating expenses
Sales and marketing	1,940	2,261	(321)
General and administrative	1,618	1,589	29
Legal and professional	457	1,510	(1,053)
Severance	7	381	(374)
Research and development	334	368	(34)
Total operating expenses	4,356	6,109	(1,753)
Income from operations	4,287	1,372	2,915
Other income	29	(93)	122
Income before income taxes	4,316	1,279	3,037
Income tax expense	736	281	455
Net income	$3,580	$998	$2,582

In the discussion below, the percentage changes cited are based on the 2019 quarter amounts compared to the 2018 quarter amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended September 30,
	2019		2018
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$2,762	27.3%	$2,843	31.7%
M&S	6,754	66.7%	5,488	61.1%
Professional Services	614	6.1%	649	7.2%

Total Revenue	$10,130	100.0%	$8,980	100.0%

Revenue by Product Line
License
EFT Platform	$2,711	98.2%	$2,767	97.3%
Other	51	1.8%	76	2.7%

	2,762	100.0%	2,843	100.0%
M&S
EFT Platform	6,570	97.3%	5,269	96.0%
Other	184	2.7%	219	4.0%

	6,754	100.0%	5,488	100.0%

Professional Services (all EFT Platform)	614	100.0%	649	100.0%

Total Revenue
EFT Platform	9,895	97.7%	8,685	96.7%
Other	235	2.3%	295	3.3%

	$10,130	100.0%	$8,980	100.0%

Index

Our total revenue increased 13%. Revenue from our EFT platform products and services increased 14%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to less than 3% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

EFT Platform Products

License revenue from our EFT platform products decreased 2%. This slight decrease was due to a few of our customers deciding to defer their buying decisions to a later period. We do not believe there has been any fundamental decline in demand for our products in the markets we serve and expect to close these deals in the subsequent period.

M&S revenue from our EFT platform products increased 25% primarily due to:

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

Our professional services revenue was $35,000 less for the 2019 quarter compared to the 2018 quarter, which is a decrease of 5%. This decrease was primarily due to the timing of performance of professional services which can vary from period to period depending upon the needs of our customers.

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

Cost of software license revenue decreased 8% and as a percent of software license revenue was 24% in the 2019 quarter compared to 25% in the 2018 quarter. These decreases were primarily due to a decrease in amortization of capitalized software development costs.

Cost of M&S revenue as a percent of M&S revenue was 8% in the 2019 quarter as compared to 9% in the 2018 quarter. Cost of revenue for M&S in absolute dollars increased by 7%. The increase in absolute dollars was due primarily to an increase in personnel related expenses.

Cost of professional services revenue as a percent of that revenue was 44% in the 2019 quarter as compared to 41% in the 2018 quarter. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working.

Index

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 19% of total revenue for the 2019 quarter compared to 25% of total revenue for the 2018 quarter. In absolute dollars these expenses decreased 14% due primarily to decreased marketing expenses related to a decrease in our spending for content syndication and a reduction in personnel related costs.

General and Administrative. These expenses increased 2% primarily due to an increase in restricted stock compensation expense due to the timing of our annual shareholder meeting which is when our annual stock grants are made.

Legal and Professional. These expenses decreased 70% primarily due to decreases in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation, and the reimbursement of prior expense by our insurance carrier.

Research and Development.  The overall profile of our research and development (“R&D”) activities was as follows ($ in thousands):

	Three Months Ended September 30,
	2019	2018
R&D expense	$334	$368
Capitalized software development costs	304	264
Total resources expended for R&D	$638	$632

Our total R&D expenditures remained relatively unchanged between the 2019 and 2018 quarters.

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

Income Taxes. Our effective rate differed from the federal statutory tax rate of 21% in the 2019 quarter and 2018 quarter primarily due to:

●	Certain expenses in our condensed consolidated financial statements, such as a portion of meals and entertainment expenses and stock based compensation that are not deductible on our federal income tax return.
●	State income taxes included in income tax expense in our condensed consolidated financial statements.

Offset by:

●	The research and development credit which is a tax credit incentive that serves to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.
●	The foreign derived intangible income deduction which was a part of the 2017 Tax Cuts and Jobs Act that lowered the tax rate for US corporations’ foreign derived intangible income.
●	A change in the valuation allowance related to state tax R&D credits.

Index

Comparison of the Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended September 30,
	2019	2018	$ Change
	$ in thousands

Total revenues	$29,812	$25,147	$4,665
Total cost of revenues	4,508	4,679	(171)
Gross profit	25,304	20,468	4,836
Operating expenses
Sales and marketing	5,755	8,229	(2,474)
General and administrative	5,390	4,883	507
Legal and professional	1,255	4,235	(2,980)
Severance	11	488	(477)
Research and development	934	1,654	(720)
Total operating expenses	13,345	19,489	(6,144)
Income from operations	11,959	979	10,980
Other income	83	63	20
Income before income taxes	12,042	1,042	11,000
Income tax expense	2,409	386	2,023
Net income	$9,633	$656	$8,977

In the discussion below, the percentage changes cited are based on the 2019 nine month amounts compared to the 2018 nine month amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Nine Months Ended September 30,
	2019		2018
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$8,231	27.6%	$7,726	30.7%
M&S	19,432	65.2%	15,872	63.1%
Professional Services	2,149	7.2%	1,549	6.2%

Total Revenue	$29,812	100.0%	$25,147	100.0%

Revenue by Product Line
License
EFT Platform	$8,079	98.2%	$7,479	96.8%
Other	152	1.8%	247	3.2%

	8,231	100.0%	7,726	100.0%
M&S
EFT Platform	18,832	96.9%	15,202	95.8%
Other	600	3.1%	670	4.2%

	19,432	100.0%	15,872	100.0%

Professional Services (all EFT Platform)	2,149	100.0%	1,549	100.0%

Total Revenue
EFT Platform	29,060	97.5%	24,230	96.4%
Other	752	2.5%	917	3.6%

	$29,812	100.0%	$25,147	100.0%

Index

Our total revenue increased 19%. Revenue from our EFT platform products and services increased 20%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to comprising less than 3% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

EFT Platform Products

License revenue from our EFT platform products increased 8%. This increase was anticipated as a result of a number of changing variables in sales strategy starting in August of 2018 which includes expansion within the current customer base.

M&S revenue from our EFT platform products increased 24% primarily due to:

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

Our professional services revenue was $600,000 more for the 2019 nine months compared to the 2018 nine months which is an increase of 39%. This increase was primarily due to an increase in software license sales and refocusing on our EFT platform and expansion within the current customer base.

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

Cost of software license revenue decreased 10% and as a percent of software license revenue was 24% in the 2019 nine months compared to 29% in the 2018 nine months. These decreases were primarily due to a decrease in amortization of capitalized software development costs.

Cost of M&S revenue as a percent of M&S revenue was 8% in the 2019 nine months as compared to 10% in the 2018 nine months. Cost of revenue for M&S in absolute dollars increased by 5%. The increase in absolute dollars was due primarily to an increase in personnel related expenses.

Cost of professional services revenue as a percent of that revenue was 40% in the 2019 nine months as compared to 57% in the 2018 nine months. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the customer environments in which we are working. Because the cost of revenue for professional services is highly variable relative to our revenue from our services, this cost in absolute dollars decreased 3% primarily due to a decrease in outsourced professional services.

Index

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 19% of total revenue for the 2019 nine months compared to 33% of total revenue for the 2018 nine months. In absolute dollars these expenses decreased 30% due primarily to decreased marketing expenses related to a decrease in our spending for content syndication and reduced personnel expenses.

General and Administrative. These expenses increased 10% primarily due to an increase in share based compensation expense related to the accelerated vesting of options granted to our former Chief Executive Officer who passed away unexpectedly in March 2019 and the accelerated vesting of restricted stock granted to a former member of our Board of Directors. The vesting acceleration of the stock options was pursuant to the terms of the applicable option agreements and the vesting acceleration of the restricted stock grant was approved by the Compensation Committee of the Board of Directors.

Legal and Professional. These expenses decreased 70% primarily due to decreases in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation, and the reimbursement of prior expense by our insurance carrier.

Research and Development.  The overall profile of our R&D activities was as follows ($ in thousands):

	Nine Months Ended September 30,
	2019	2018
R&D expense	$934	$1,654
Capitalized software development costs	741	1,057
Total resources expended for R&D	$1,675	$2,711

Our total R&D expenditures decreased 38% during the 2019 nine months as compared with the 2018 nine months primarily due to a decrease in personnel related expenses.

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

Income Taxes. Our effective rate differed from the federal statutory tax rate of 21% in the 2019 nine months and 2018 nine months primarily due to:

●	Certain expenses in our condensed consolidated financial statements, such as a portion of meals and entertainment expenses and stock based compensation that are not deductible on our federal income tax return.
●	State income taxes included in income tax expense in our condensed consolidated financial statements.

Offset by:

●	The research and development credit which is a tax credit incentive that serves to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.
●	The foreign derived intangible income deduction which was a part of the 2017 Tax Cuts and Jobs Act that lowered the tax rate for US corporations’ foreign derived intangible income.
●	A changed in valuation allowance related to state tax R&D credits.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GLOBALSCAPE, INC.

November 12, 2019	By:	/s/ Karen J. Young
Date		Karen J. Young
Chief Financial Officer