Form 10-K
period 2019-12-31
GLOBALSCAPE INC
filed 2020-03-16
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes     ☒ No

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $120,695,655 based on the closing sale price as reported on the NYSE American.

As of February 28, 2020, there were 18,709,064 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2020 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Annual Report on Form 10-K.

Preliminary Notes

GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, DMZ Gateway®, EFT Cloud Services, ®GlobalSCAPE Securely Connected®, and Mail Express® are registered trademarks of GlobalSCAPE, Inc. (together with its wholly owned subsidiary, “GlobalSCAPE”, the “Company” or “we”).

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

“SaaS” or Software-as-a-Service uses hosted, cloud computing approaches in which the client does not need to install the underlying software on its own computer systems to access the application.

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

Transition to Accelerated Filer

The Company met the “accelerated filer” requirements as of the end of its 2017 fiscal year pursuant to Rule 12b-2 of the Exchange Act. However, pursuant to Rule 12b-2, as amended June 28, 2018, and applicable SEC guidance, the Company also qualifies as a smaller reporting company and is eligible to comply with the scaled disclosure requirements in Regulation S-K and Regulation S-X and is also eligible to check the “smaller reporting company” box on the cover of this Annual Report.

PART I

Item 1.     Business

Company Overview

GlobalSCAPE was incorporated in Delaware in 1996. We develop and sell computer software that provides secure information exchange, data transfer and sharing capabilities for enterprises and consumers. We have been in business for more than twenty years and serve over 100 companies in the Fortune 500.

Our primary business is selling and supporting managed file transfer (“MFT”) software for enterprises. MFT software facilitates the transfer of data from one location to another across a computer network within a single enterprise or between multiple computer networks in multiple enterprises.

Our MFT products are based upon our Enhanced File Transfer (“EFT”) platform. This on-premise and cloud-based delivery platform emphasizes secure and efficient data exchange for virtually any organization. It enables business partners, clients and employees to share critical information safely and securely. The EFT platform provides enterprise-level security while automating the integration of back-end systems which are features often missing from traditional file transfer software. The EFT platform features built-in regulatory compliance, governance, and visibility controls to maintain data safety and security. It can replace legacy systems, homegrown servers, expensive leased lines and virtual area networks. The EFT platform promotes ease of administration while providing the detailed capabilities necessary for complete control of a file transfer system.

We earn most of our revenue from the sale of products and services that compose our EFT platform. Our clients can purchase the capabilities of our EFT platform in two ways:

●

Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers they own and/or manage. Our brand name for this product is EFT. Almost every client who initially purchases EFT also purchases an annual maintenance and support (“M&S”) contract for which they pay an annual fee. Most of the revenue we have earned from our EFT platform products has been from sales of perpetual software licenses and related M&S.

●

As software-as-a-service, or SaaS, under which they pay us ongoing fees to access the capabilities of the EFT platform in the cloud. In January 2018, we introduced EFT Arcus, our SaaS offering of the EFT platform for which users pay a base monthly subscription fee plus an additional variable amount determined based upon their metered usage of EFT Arcus resources.

We sell other products that are synergistic to our EFT platform including Mail Express, WAFS, and CuteFTP. Collectively, these products constituted 2% of our total revenue in 2019. Clients pay a one-time fee to purchase these products under a perpetual software license. Some clients also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

We also earn revenue from professional services we provide to assist our clients in configuring and integrating our EFT platform products into their environments.

We focus on selling our EFT platform products in a business-to-business environment. The majority of the resources we will expend in the future for product research, development, sales and marketing will focus on this product line. We expect to expend minimal resources developing and selling other products. We believe our EFT platform products and business capabilities are well-positioned to compete effectively in the market for these products.

For a more comprehensive discussion of the products we sell and the services we offer, see “Software Products and Services” below.

We have won multiple awards for performance and reputation, including:

●	In 2019:

-	Awarded “Leader Winter 2020” by G2, for being rated highly by G2 users and having substantial Satisfaction and Market Presence scores. G2 is a respected peer to peer review site.

-	Awarded “Best Support Fall 2019” by G2 for having the Highest Quality of Support Relationship Index.

-	Awarded “High Performer Fall 2019” by G2 for having high customer Satisfaction scores and low Market Presence scores compared to the rest of the category.

-

Named one of the “Top 30 Most Valuable Companies to Watch in 2019” by CIO Bulletin. The publication selected Globalscape based on a number of factors, including its high-performance secure data exchange solutions, as well as the company's longevity and ability to grow and adapt.

-	Recognized in CV’s (Corporate Vision magazine) 2019 Corporate Excellence Awards as the “Best Enterprise File Transfer Solutions Provider 2019”.

●	In 2018:

-	Named to The Channel Company’s list of CRN Channel Chiefs as top leaders in the IT channel for the 5th consecutive year.

-	Awarded a 5-star rating in The Channel Company’s 2018 CRN Partner Program Guide for the 4th consecutive year.

Industry Background

Communication across computer networks that facilitates the movement and sharing of information between central and remote locations and with associates, employees, partners, suppliers, and clients is an integral part of daily operations for enterprises of all sizes. Corporate information technology (IT) managers must protect business assets, follow strict regulatory and compliance guidelines and ensure that the right people have access to the right information, at the right place and at the right time. Global operations, diverse business partners and networks further emphasize the need for software applications that ensure compatibility, scalability, privacy, and security. These requirements have created the need for maintaining the security of data and information in motion and at rest.

The increase in high-profile and large-scale data breaches in corporate enterprises and government agencies involving access to information in an unauthorized manner have created a heightened awareness of the vulnerability of critical and confidential data. As a result, attention at an unprecedented level is being paid to the security and integrity of systems that store and transfer data electronically. In many cases, this emphasis involves assessing the adequacy of the security, reliability and visibility provided by existing MFT systems.

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

Cloud computing is a model for enabling convenient, on-demand network access to a shared pool of configurable computing resources that can be rapidly provisioned, released, and scaled to meet requirements.  We believe the continuing movement to cloud services is a favorable trend that offers us increased opportunities to win clients and expand our market presence.

Strategy

We intend to build upon our leadership position in the MFT market to provide organizations and individual users with the solutions necessary to meet their growing need for secure information exchange.

As we evolve our solution portfolio, we intend to maintain an appropriate balance between legacy and new solutions, including making choices about transitioning, sustaining, or retiring solutions as necessary to best operate under prevailing business conditions. Transitioning or sustaining solutions may involve consolidating capabilities within our solution portfolio, releasing upgrades in response to market or client needs, or making bug fixes. We also may phase out solutions and earlier versions of our solutions periodically in accordance with our end-of-life, or EOL, policy.

In addition to expanding our products into areas adjacent to MFT, we also believe that we need to continue to expand the means of delivering our MFT products. To that end, we intend to continue expanding our capability to deliver our EFT platform through our EFT Arcus SaaS delivery model. EFT Arcus provides organizations the flexibility of deploying on-premises, in the cloud or in a hybrid cloud environment with the security, compliance, scalability, and visibility features of an on-premise managed file transfer solution. Our strategic focus consists of:

●	Continuing innovation of our EFT platform to address the expanding needs of our existing clients and to enhance our products’ appeal to new clients.

●	Enhancing sales and marketing programs to improve identification of demand for our products and to increase revenue.

●	Licensing, developing and/or acquiring technologies with features and functions that are complementary to and synergistic with our EFT platform.

Continuing Innovation of our EFT Platform to Address the Expanding Needs of our Existing Clients and to Enhance our Products’ Appeal to New Clients

We seek to continue to improve and enhance our core technology, especially as it relates to existing clients. This may require new product features to be released. We believe that by adding new features and product functionality, we will increase sales to existing clients by helping them solve additional problems within their organizations. It will also position us to attract new clients.

We believe clients in the markets we serve will increasingly begin assessing the viability of accessing and using MFT capabilities through cloud-based, SaaS offerings. EFT Arcus is designed to meet the needs of clients who wish to access MFT through a cloud delivery model.

Enhancing Sales and Marketing Programs to Improve Identification of Demand for our Products and to Increase Revenue

Sales and marketing efforts will continue to focus on enabling our salespeople and channel partners to successfully engage clients and prospects. We believe that much of our new business will be attributable to current client relationships and we intend to continue to deepen these relationships. As we deepen our client relationships, we will seek to identify opportunities for additional deployments of our products and services.

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

As we evolve our solution portfolio, we intend to maintain an appropriate balance between legacy and new solutions, including making choices about transitioning, sustaining, or retiring solutions as necessary to best operate under prevailing business conditions. Transitioning or sustaining solutions may involve consolidating capabilities within our solution portfolio, releasing upgrades in response to market or client needs, making bug fixes, or phasing-out solutions periodically pursuant to our EOL policy.

We continue to explore all strategic alternatives to maximize value for shareholders, including without limitation to improve the market position and profitability of our product offerings in the marketplace, generate additional liquidity, and enhance our valuation. We may pursue our goals through organic growth, strategic initiatives or other alternatives. We will also continue to monitor capital markets for opportunities to repurchase shares, as well as consider other actions designed to enhance shareholder value.

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

We earn 98% of our revenue from the sale of MFT products and services that are part of our EFT platform. We have multiple revenue streams from the EFT platform that include:

●

Perpetual software licenses under which clients pay us a one-time fee for the right to install our products in their information systems environment on computers they manage and either own or otherwise procure from a cloud services provider, including deploying our products at a cloud services provider in a bring-your-own-license, or BYOL, environment. Our brand name for this product is EFT. Historically, most of the revenue we have earned from our EFT platform products has been from sales of EFT perpetual software licenses and related M&S.

●

Cloud-based, SaaS solutions that we sell on an ongoing subscription basis. In January 2018, we introduced EFT Arcus, our SaaS offering of the EFT platform for which users pay a base monthly subscription fee plus an additional variable amount based upon their metered usage of EFT Arcus resources.

●	Maintenance and Support.

●	Professional services for product installation, integration and training.

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

We sell other products that are synergistic to our EFT platform including CuteFTP. Collectively, these products constituted less than 3% of our total revenue in 2019. Clients pay a one-time fee to purchase these products under a perpetual software license. Some clients also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

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

General features and capabilities of the EFT platform include:

●

State-of-the-art, enterprise-level security when transferring information within or between computer networks as well as for collaboration with business partners, clients, and employees. EFT also provides automation that supports effective integration of back-end systems. It has built-in regulatory compliance, governance, and visibility controls to provide a means of safely maintaining information. EFT offers a high level of performance and scalability to support operational efficiency and maintain business continuity. Administrative tools provide for complete control and monitoring of file transfer activities.

●

Transmission of critical information such as financial data, medical records, client files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy, compliance and security requirements. In addition to enabling the secure, flexible transmission of critical information using servers, computers and a wide range of network-enabled mobile devices, our products also provide clients with the ability to monitor and audit file transfer activities.

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

EFT Platform – Delivery Offerings

Our clients can purchase the capabilities of our EFT platform in two ways:

●

Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers they own and/or manage. The EFT platform purchased in this manner can also be used in a bring-your-own-license environment hosted by major cloud providers such as Amazon Web Services or Microsoft Azure. Almost all clients who initially purchase a perpetual license to use the EFT platform also purchase an M&S contract for which they pay us a recurring fee that is typically 20% to 30% of the perpetual license fee per year.

●

As a SaaS under which the client pays us monthly subscription and usage fees to access the capabilities of the EFT platform in the cloud. Our brand name for this product is EFT Arcus. We introduced this product in January 2018. We have not yet earned significant revenue from the SaaS offering of our EFT platform.

EFT Arcus

While we currently earn most of our EFT platform revenue from sales of perpetual licenses combined with an M&S contract, we recognize that a major shift toward a SaaS environment is underway in the marketplace. Key features of EFT Arcus include:

●	Consumption-based pricing that allows clients to pay only for the capacity and throughput they use.
●	No long-term contractual commitment.
●	Automatic scalability to accommodate varying workloads to mitigate concerns about capacity planning.
●	A single tenant environment that allows each client to have a private deployment.
●	On-the-fly upgrades.
●	Data encrypted while at rest.
●	A minimum service level commitment of 99.9%.

The features and functions of EFT Arcus are similar to those of our EFT Product delivered for on-premise installation.

We host and deploy EFT Arcus on Microsoft Azure. It provides clients with a global platform on which to use EFT Arcus and provides infrastructure security, compliance and redundancy features. Microsoft Azure provides clients with geo-redundant storage which replicates data to a secondary region that is geographically distant from the primary region.

For the first 24 to 36 months that a client subscribes to EFT Arcus, we believe that the cumulative cost of ownership will typically be less than the total cost of purchasing an EFT platform perpetual license combined with an M&S contract. Accordingly, we expect the revenue we earn during that period from an EFT Arcus client will be less than the revenue we would have earned from that same client during that same period if the client had purchased a perpetual license with an M&S contract. However, we believe thereafter and over the long term, the cumulative, recurring revenue stream we will earn from an EFT Arcus client will exceed what we would have otherwise earned from the sale of a perpetual license combined with an M&S contract.

Clients subscribing to EFT Arcus may deem that controls pertaining to EFT Arcus are relevant to their internal control over financial reporting. In that case, a client may request us to provide them our management description of a service organization’s system and a service auditor’s report on that description and on the suitability of the design and operating effectiveness of controls (commonly referred to as a SOC Type 1 or SOC Type 2 report prescribed under SSAE 18 issued by the American Institute of Certified Public Accountants). Currently, we rely on our third-party service provider who hosts EFT Arcus for that report as it pertains to controls they have in place. We do not presently have this report in place with respect to controls that we design, implement and manage at GlobalSCAPE. We are currently assessing the work necessary to provide such a report. The absence of this report could cause certain potential clients to choose not to subscribe to EFT Arcus.

File Transfer Solution for Consumers - CuteFTP

CuteFTP is our original product introduced in 1996. It is a file transfer program generally used by individuals and small businesses. It generates incremental revenue for us at a relatively low cost.

We will continue selling CuteFTP as a stand-alone product and providing M&S services to clients who purchased CuteFTP in the past and who purchase it in the future, but we will not invest significantly in marketing the product. We do not expect to expend significant resources in the future expanding the features and capabilities of CuteFTP.

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

Maintenance and Support

We offer M&S contracts to licensees of all of our on-premise software products. These M&S contracts entitle the licensee to software upgrades and technical support services in accordance with the contract terms. Standard technical support services are provided via email and telephone during our regular business hours. For certain of our products, we offer a Premier M&S contract which provides access to emergency technical assistance 24 hours per day, 7 days a week. For our Arcus product, M&S is included in the subscription fee.

Most of our M&S contracts are for one year although we also sell multi-year contracts. M&S is purchased by substantially all buyers of our EFT platform products as well as by many clients who purchase our other products. Clients pay an annual amount that is typically 20% to 30% of the software license price. A majority of our clients with M&S contracts renew them each year.

In 2019, we earned 65% of our revenue from M&S contracts. Sustaining that revenue stream is dependent upon our ability to continue selling new licenses for which clients purchase M&S services and to sustain a high renewal rate for existing M&S contracts.

Clients

We have sold our solutions throughout the world to individuals and enterprises ranging from SMBs to Fortune 100 companies. In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel resellers even though end users can also purchase those products directly from us. During 2019 and 2018, we earned a total of 37% and 35%, respectively, from resellers and approximately 16% and 14%, respectively of our revenue from such sales through our largest, third-party channel reseller. Although we believe that we are not substantially dependent on this distributor, if it were to experience a significant disruption of its business or if our relationship with it were to significantly deteriorate, it is possible that our ability to sell to end users would be, at least temporarily, negatively impacted. We believe that such termination would not have a material adverse effect on us because we have engaged, or believe that we would be able to engage, alternative distributors, resellers and other distribution channels to deliver our products to clients shortly following the termination of any agreement with any distributor.

We derive a significant portion of our revenue from risk averse and/or regulated commercial clients in North America and throughout the world. Our primary commercial vertical markets include finance, health care, energy, retail, manufacturing, and engineering. We also have a client base in the local, state, and federal government spaces. We continue to pursue additional government business by leveraging our certifications and industry validations.

Seasonality

Our products are marketed to individuals, SMBs and large organizations. As a result of this mix within our client base, we typically have not experienced significant seasonality in our sales other than a typical modest decline from time-to-time in first quarter sales as compared to sales in the preceding fourth quarter.

As a result of client buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of orders from our clients and generated a substantial portion of revenue during the last few weeks of each quarter. If a delay in an expected order for our products occurs near the end of a quarter this could result in revenue we expected to earn in that period being delayed until a subsequent quarter.

Network and Equipment

We conduct business through various Tier 1 Internet services providers. Our arrangements provide for redundancy in the event of a failure and for expansion of available bandwidth in the event there is a dramatic increase in demand. To protect critical client data, our online shopping cart utilizes SSL encryption. We maintain technical and physical measures and procedures compliant with the PCI DSS. We use a certified Approved Scanning Vendor for security scans and PCI scan attestation.

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

Research and Development

To keep pace with client and market demand, we maintain an ongoing program of new product development.

Our software engineers are responsible for creating and building our software products. They do so by combining their expertise with input from our sales, marketing and product management groups as to market trends and needs. Our software engineers design and write software and manage its testing and quality assurance. We utilize third-party software developers both domestically and overseas working under our supervision to supplement our software engineers. Using these external software developers in a strategic manner allows us to access highly skilled labor pools, maintain a 24-hour development schedule, decrease time to market, and minimize programming costs.

All phases of research and development, or R&D, including scope approval, functional and implementation design, object modeling and programming, are subject to extensive internal quality assurance testing. We maintain an ongoing focus on improving our quality assurance testing infrastructure and practices. Technical reporting and client support feedback confirm the continuing positive effect of our ongoing enhancement of research and development and quality assurance processes.

Our EFT Arcus product is hosted by third-party cloud services providers. We rely upon those third parties, such as Microsoft Azure, for the continued development and enhancement of their cloud services infrastructures on which our products are hosted. We do not perform significant research and development of cloud services infrastructures using our own personnel.

Our R&D expenditures profile has been as follows ($ in thousands):

	Year ending December 31,
	2019	2018
R&D expensed	$1,355	$1,883
Capitalized software development costs	1,074	1,276
Total resources expensed for R&D	$2,430	$3,159

Our total R&D expenditures decreased 23% in 2019 as compared to 2018 primarily due to fewer employed software engineers and technical personnel.

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

We believe that our future results depend largely upon our ability to better serve clients and by offering new product enhancements whether by internal development or acquisition. We also believe we must continue to provide existing product offerings that compete favorably with respect to ease of use, reliability, performance, range of useful features, reputation, and price.

There is limited information regarding the market shares of our solutions in their respective categories. Some of our competitors have substantially greater financial, technical, sales, marketing, personnel, and other resources, as well as greater name recognition and a larger client base than we do. Significant competition characterizes the markets for our traditional MFT products. We anticipate we will continue to face increasing pricing pressures from competitors in the future. Given that there are low barriers to entry into the software market and that the market is subject to rapid technological change, we believe that competition will persist and intensify in the future. For more discussion on the risks associated with our competition, see “Risk Factors — Risks Related to Our Operations”.

EFT Platform Products. Our EFT Enterprise and EFT Arcus products compete against a number of secure, Windows-based FTP servers. We believe our primary competitors are IBM, GoAnywhere, Axway, Accellion, Ipswitch, BMC, Cleo, Acronis, Signiant, Serv-U, and JSCAPE. We believe the features and functions of our products are competitive with those of other MFT providers. In particular, we believe the ease of installation and use of our products combined with a competitive price position us to compete effectively.

We do not offer a Linux version of our EFT platform. Accordingly, we do not compete in environments in which the client needs an MFT product that operates in a Linux operating system environment.

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

Governmental Regulation

Export Control Regulations. All of our products are subject to U.S. export control laws and applicable foreign government import, export and/or use requirements. The level of control generally depends on the nature of the goods and services in question. For example, the level of control is impacted by the nature of the software and encryption incorporated into our products. Where controls apply, the export of our products may require an export license or authorization or that the transaction qualifies for a license exception or the equivalent and may also be subject to corresponding reporting requirements. For the export of some of our products, we may be subject to various post-shipment reporting requirements. Minimal U.S. export restrictions apply to all of our products, whether or not they perform encryption functions. Additionally, because we are a Department of Defense contractor, there are certain registration requirements that may be triggered by our sales. In addition, certain of our items and/or transactions may be subject to the International Traffic in Arms Regulations (ITAR) if our software or services are specifically designed or modified for defense purposes. Companies engaged in manufacturing or exporting ITAR-controlled goods and services (even if these companies do not export such items) are required to register with the U.S. State Department.

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

Privacy Laws. As our business evolves to incorporate more cloud and SaaS solutions, we will receive, transmit, and store a greater volume and diversity of information. As a result, we may be subject to various international, federal and state regulations regarding the treatment and protection of personally identifying and other regulated information. Applicable laws may include, without limitation, U.S. federal laws and implementing regulations such as the GLBA and HIPAA, as well as state laws and regulations, and international laws and regulations including the European Union General Data Protection Regulation, or the GDPR, which replaced the European Union Data Protection Directive in May 2018. Additionally, some of these laws have requirements on the transmittal of data from one jurisdiction to another. In the event our systems are compromised by an unauthorized party, many of these privacy laws require that we provide notices to our clients whose personally identifiable data we reasonably believe may have been compromised. Additionally, if we transfer data in violation of these laws, we could be subjected to substantial fines. To mitigate the risk of compromised information, we use encryption and other security to protect our databases. We also have adopted policies to comply with the GDPR in the European Union.

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

Our trademarks and copyrights are central to our business. We have the following trademarks in the United States:

●	GlobalSCAPE®, CuteFTP®, CuteFTP Pro®, DMZ Gateway®, EFT Cloud Services ®, GlobalSCAPE Securely Connected®, and Mail Express® are registered trademarks of GlobalSCAPE.
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

Employees

Our number of employees is as follows:

	March 1,
Department	2020	2019
Sales and Marketing	41	38
Engineering	13	9
Professional Services	6	6
Customer Support	22	22
Management and Administration	18	17
Total	100	92

On August 3, 2018, we implemented a plan to restructure our organization, which included a reduction in workforce of approximately 40 employees, representing approximately 30% of the Company’s total pre-restructuring workforce. We recorded a charge of $381,000 in the third quarter of 2018 relating to this reduction in force, consisting primarily of one-time severance payments and termination benefits. The Company’s goal in the restructuring is to better focus our workforce on retaining current clients, gaining incremental business from current clients, and winning new business in the market segments where we can leverage our expertise and long history as an EFT pioneer.

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

Revenue from maintenance and support services, or M&S, comprised 65% and 63% of our total revenue in 2019 and 2018, respectively. We earn M&S revenue from new M&S contracts, typically sold with new software licenses, and from renewals of such contracts. Any reduction in the number of new software licenses that we sell, or a reduction in sales of associated initial M&S contracts, therefore may have a long-term negative impact on our future M&S revenue, even if our clients continue to renew M&S contracts at historical rates. This situation, in turn, would impact our business and harm our financial results.

Our clients have no obligation to purchase M&S with their initial software license or to renew their M&S contract after the expiration of their initial M&S period, which is typically one year, but may also be for two or three years. Our clients’ purchases of M&S, and our renewal rates, may decline or fluctuate as a result of a number of factors, including the overall global economy, the health of their businesses, client dissatisfaction with our products’ functionality, features or performance, the level and quality of our M&S services, or pricing, and the perceived value of the M&S program. Renewal rates may also change due to competitors’ product offerings, clients converting to in-house developed solutions, clients’ inability to continue their operations and spending levels, migration path issues for new versions of our products, and other factors, a number of which are beyond our control. If our clients do not purchase M&S with their initial software license or do not renew their M&S contract for our products, our M&S revenue will decline, and our financial results will suffer. In addition, clients are generally entitled to a reduced annual maintenance fees for entering into long-term maintenance contracts, i.e. those contracts with a term longer than one year. Declines in our license sales, increases in the proportion of long-term maintenance contracts and/or increased discounting could lead to declines in our M&S revenue growth rates. Should clients migrate away from systems and applications which our products support, utilize alternatives to our products, including solutions offering free maintenance, or become dissatisfied with our maintenance services, increased cancellations could lead to declines in our maintenance revenue.

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

●

Managing new product and service strategies, including integrating our various security and file replication technologies, management solutions, client service, and support into unified enterprise security and file replication solutions.

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

Investments in new products may not result in sufficient revenue generation to justify their costs or may cause short or long-term harm to our financial results. For example, client adoption of our SaaS products has not occurred as rapidly as anticipated, or competitors may introduce new products and services that achieve acceptance among our current clients thereby adversely affecting our competitive position, or we may not be successful in future attempts to achieve disruptive innovation.

Our executive management team must act quickly, continuously and with vision due to the rapid speed of changing client expectations and advancement of technology inherent in the software industry, the extensive and complex efforts required to create useful and widely accepted products, the rapid evolution of cloud computing, mobile devices, new computing platforms, and the creation of other new technologies. Although we have adopted a strategy that we believe will fulfill these challenges, if we fail to internalize and execute properly on that strategy or adapt that strategy as market conditions evolve, we may fail to meet our clients’ expectations, fail to compete with our competitors’ products and technology, and lose the confidence of our channel partners and employees. Such circumstances could adversely affect our business and financial performance.

We earn most of our revenue and operating margins from our Enhanced File Transfer licensed software solution suite and related maintenance and support services and, as a result, are highly dependent upon the continued success of this product line.

Our Enhanced File Transfer product platform, or EFT platform, is our MFT solution targeted primarily to the enterprise and small and medium business user environments. Our clients may purchase EFT as an on-premise license or may subscribe to it as SaaS. License (both on-premise and SaaS), M&S, and professional services revenue from this product line was responsible for 98% and 96% of our total revenue in 2019 and 2018, respectively. Our EFT product has provided substantially all of our recent revenue growth and most of the operating margin necessary to fund our operations including, most notably, our sales and marketing and research and development activities. Declines and variability in demand for our EFT products could occur as a result of:

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

We rely on third parties to provide us with a number of operational services, including hosting and delivery of our SaaS products, certain of our client support services, and other operations. Any interruption or delay in service from these third parties, breaches of security or privacy, or failures in data collection could expose us to liability, harm our reputation and adversely impact our financial performance.

We rely on hosted computer services from third parties for certain services that we provide our clients. As we gather client data and host certain client data in third-party facilities, a security breach could compromise the integrity or availability or result in the theft of client data. In addition, our operations could be negatively affected in the event of a security breach, and we could be subject to the loss or theft of confidential or proprietary information.

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

If we are unable to generate significant volumes of sales leads from our various marketing and demand generation efforts, then our revenue may not grow as expected or may decline.

We may generate leads through various marketing activities such as targeted email campaigns, attending networking-based trade shows, purchasing information and services from third-party experts in generating leads, and hosting webinars on enterprise IT management issues. Our marketing efforts may be unsuccessful, resulting in fewer sales leads. If we fail to generate a sufficient volume of leads from these activities and/or such sales leads do not result in actual sales, our revenue may not grow as expected or could decrease and our operating results could suffer.

Some of our sales leads are generated through visits to our websites by potential end-users interested in purchasing or downloading evaluations of our products. Many of these potential end-users find our websites by searching for secure file transfer products through Internet search engines, such as Google. A factor in attracting potential clients to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by clients and potential clients could decline significantly. We may not be able to replace this traffic, and, if we attempt to replace this traffic, we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue and could adversely affect our operating results.

Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense. As a result, our sales and revenue are difficult to predict and may vary substantially from period to period, which may cause our results of operations to fluctuate significantly.

Our results of operations may fluctuate, in part, because of the resource intensive nature of our sales efforts, the length and variability of our sales cycle, and the short-term difficulty in adjusting our operating expenses. Our results of operations depend in part on sales to large organizations. The length of our sales cycle, from proof of concept to delivery of and payment for our products, is typically three to nine months but can be more than a year. If our competitors offer or develop products that our prospective clients may want to compare to our products, that situation could cause our average sales cycle to become longer. Because the length of time required to close a sale varies substantially from client to client, it is difficult to accurately predict when, or even if, we will make a sale to a potential client. As a result, large individual sales have, in some cases, occurred in periods subsequent to those periods in which we anticipated they would occur or have not occurred at all. The loss or delay of one or more large transactions in a period could impact our results of operations for that period and any future periods for which revenue from that transaction is delayed. As a result of these factors, it is difficult for us to forecast accurately our revenue for any particular period in the future. Because a substantial portion of our expenses are relatively fixed in the short term, our results of operations will suffer if our revenue falls below expectations in a particular period, which could cause the price of our common stock to decline.

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

Once our products are deployed for use by our clients, our clients may depend on our support organization and our channel partners to resolve issues relating to our products. High-quality support is critical for the successful marketing and sale of our products. If we or our channel partners do not assist our clients in deploying our products effectively, succeed in helping our clients resolve post-deployment issues quickly, or provide ongoing support, it could adversely affect our ability to sell our products to existing clients and could harm our reputation. As we expand our operations internationally, our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure or the failure of our channel partners to maintain high-quality support and services could have a material and adverse effect on our business and operating results.

The transition from an on-premise to a cloud-based, SaaS subscription business model is subject to numerous risks and uncertainties.

We believe some clients and potential purchasers of our products are evaluating MFT via the cloud. Some will choose to embrace cloud delivery as a complete MFT solution or possibly employ a hybrid architecture. This potential shift in client preferences, and our pursuit of a SaaS strategy, may give rise to a number of risks, including the following:

●	If clients are uncomfortable with cloud-based solutions and desire only perpetual licenses, we may experience longer than anticipated sales cycles and sales of our cloud-based solutions may lag behind our expectations;
●

Our cloud-based strategy may raise concerns among our client base, including concerns regarding changes to pricing over time, service availability, information security of a cloud-based solution and access to files while offline or once a subscription has expired;

●	We may be unsuccessful in maintaining our target pricing, adoption and projected renewal rates;
●	We may select a target price that is not optimal and could negatively affect our sales or earnings; and
●	We may incur costs at a higher than forecasted rate as we expand our cloud-based solutions.

The potential shift of our clients’ preference to cloud-based, SaaS solutions may also require a considerable investment of technical, financial, legal and sales resources, and a scalable organization. Market acceptance of such offerings is affected by a variety of factors, including but not limited to: security, reliability, scalability, customization, performance, current license terms, client preference, client concerns with entrusting a third party to store and manage their data, public concerns regarding privacy and the enactment of restrictive laws or regulations.

If we are unable to successfully establish our cloud-based solutions and navigate our business model transition in light of the foregoing risks and uncertainties, our results of operations could be negatively impacted.

Cloud-based computing trends present competitive and execution risks.

Clients are transitioning to a hybrid computing environment utilizing various cloud-based software and services accessed via various smart client devices. Pricing and delivery models are evolving, and our competitors are developing and deploying cloud-based services for clients. We are devoting resources to develop and deploy our own competing cloud-based software and services strategies. While we believe our expertise and investments in software for cloud-based services provide us with a strong foundation to compete, it is uncertain whether our strategies will attract the clients or generate the revenue required to be successful. Delivering our products through cloud-based, SaaS solutions requires that we pay third parties, such as Microsoft Azure, to host our products and make them available to our clients. As a result, we incur ongoing, recurring third-party hosting expenses associated with delivering SaaS solutions that we do not incur with respect to our on-premise license products. These expenses may cause the gross margin we realized from our SaaS software products to be lower than the gross margin we realized from our on-premises software products. Whether we are successful in this new business model depends on our execution in a number of areas, including:

●	Continuing to innovate and bring to market compelling cloud-based services that generate increasing traffic and market share;

●

Maintaining the utility, compatibility and performance of our software on the growing array of cloud computing platforms and the enhanced interoperability requirements associated with orchestration of cloud computing environments; and

●	Successfully deploying our SaaS products on platforms hosted by third-party services upon which we rely for delivery of those computing solutions to our clients.

These new business models may reduce our revenues or operating margins and could have a material adverse effect on our business, results of operations and financial condition.

We must keep up with rapid and ongoing technological change to remain competitive in the rapidly evolving cloud-based technology industry.

The cloud-based technology industry is characterized by rapid and ongoing technological change, frequent new product and service introductions, and evolving industry standards. Our future success will depend on our ability to adapt quickly to rapidly changing technologies, to adapt our solutions to evolving industry standards and to improve the performance and reliability of our applications and services. To maintain and increase market acceptance of our applications and services, we must anticipate client needs and offer solutions that meet changing demands quickly and effectively. Clients may require features and functionality that our current applications and services do not have or that our platforms are not able to support. If we fail to develop solutions that satisfy client preferences in a timely and cost-effective manner, our ability to renew our agreements with existing clients and our ability to increase demand for our solutions will be harmed.

If we are required to, and fail to successfully manage any changes to our business model, including the transition of our products to cloud offerings, our results of operations could be harmed.

We are beginning to transition from an on-premise to a cloud-based, SaaS subscription business model. This adjustment to our business model requires a considerable investment of technical, financial, legal and sales resources. Our transition to cloud offerings will continue to divert resources and increase costs, especially in cost of license and other revenues, in any given period. Such investments may not improve our long-term growth and results of operations. Further, the increase in some costs associated with our cloud services may be difficult to predict over time, especially in light of our lack of historical experience with the costs of delivering cloud-based versions of our applications. We may assume greater responsibilities for implementation related services during this transition. As a result, we may face risks associated with new and complex implementations, the cost of which may differ from original estimates. The consequences in such circumstances could include monetary credits for current or future service engagements, reduced fees for additional product sales, and a client’s refusal to pay its contractually obligated subscription or service fees.

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

Although the subscription model is designed to increase the number of clients who purchase our products and services and create a recurring revenue stream that is more predictable, it creates certain risks related to the timing of revenue recognition and potential reductions in cash flows.

A decline in new or renewed subscriptions in any period may not be immediately reflected in our reported financial results for that period but may result in a decline in our revenue in future periods. If we were to experience significant downturns in subscription sales and renewal rates, our reported financial results might not reflect such downturns until future periods. Our subscription model could also make it difficult for us to rapidly increase our revenues from subscription or SaaS-based services through additional sales in any period as revenue from new clients will be recognized over the applicable subscription term. Increases in sales under our subscription sales model could result in decreased revenues over the short term if they are offset by a decline in sales from perpetual license clients.

Our cloud and SaaS offerings bring additional business and operational risks.

We offer delivery of several of our products using a SaaS model. Our SaaS offerings provide our clients with existing and new software management through a cloud service as opposed to traditional on-premises software deployments. There can be no assurance that SaaS revenue will be significant in the future despite our levels of investment in developing this product delivery method. Margins associated with our SaaS offerings are generally lower than margins associated with our on-premises solutions.

SaaS subscription agreements have a cancellation provision provided the client provides a thirty-day notice. Accordingly, our clients generally have no long-term obligation to us and may cancel their SaaS subscription at any time. Even if our clients are satisfied with our SaaS products and services, they may elect not to continue their SaaS subscription. Renewal rates in the future may differ from historical trends such that we may not be able to accurately predict client renewal rates. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their level of satisfaction with our services and their ability to continue their operations and spending levels. If we experience a decline in the renewal rates for our clients or they opt for lower-priced editions of our offerings or fewer subscriptions, our operating results may be adversely impacted.

There is a risk that we could find it difficult or costly to support both traditional software installed by clients and software delivered as a service. To the extent that our SaaS offerings are defective or there are disruptions to our services, demand for our SaaS offerings could diminish, and we could be subject to substantial liability.

Interruptions or delays in service from our third-party service delivery hosts could impair the delivery of our services and harm our business. If we or our third-party service delivery hosts experience security breaches and unauthorized access is obtained to a client’s data or our data, our services may be perceived as not being secure, clients may curtail or stop using our services, and we may incur significant legal and financial exposure and liabilities.

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

Sales through third-party distributors and resellers involve a number of risks, including:

•	Our lack of control over the timing of delivery of our products to our clients.

•	Our resellers and distributors currently not being subject to minimum sales requirements or any obligation to market our products to their clients.

•	Our reseller and distributor agreements generally being nonexclusive and terminable at any time without cause.

•

Our resellers and distributors frequently marketing and distributing competing products and, from time to time, placing greater emphasis on the sale of these products due to pricing, promotions, and other terms offered by our competitors.

For 2019 and 2018, approximately 37% and 35% of our revenue was derived from indirect channel sales through distributors and resellers, respectively. We expect that a significant portion of our revenue will continue to be derived from indirect channel sales in the future. Our ability to effectively distribute our products through those channels depends in part upon the financial and business condition of our distributor and reseller network. Computer software distributors and resellers typically are not highly capitalized, have previously experienced difficulties during times of economic contraction, and have experienced difficulties during the past several years. If our distributors and resellers were not be able to sustain their business at a level necessary to sell our products or provide client support services, our business and revenue could be negatively impacted.

We rely upon major distributors and resellers in both the U.S. and international regions. Our largest distributor accounted for 16% and 14% of our total revenues in 2019 and 2018, respectively. Although we believe that we are not substantially dependent on this distributor, if it were to experience a significant disruption with its business or if our relationship with it were to deteriorate, it is possible that our ability to sell to our clients would be, at least temporarily, negatively impacted. This could, in turn, negatively impact our financial results.

Over time, we have modified and will continue to modify aspects of our relationship with our distributors and resellers, such as their incentive programs, pricing to them and our distribution model, to motivate and reward them for aligning their businesses with our strategy and business objectives. Changes in these relationships and underlying programs could negatively impact their business and/or harm our business. In addition, the loss of or a significant reduction in business with those distributors or resellers or the failure to achieve anticipated levels of sell-through with any one of our major international distributors or large resellers could harm our business. In particular, if one or more of such distributors or resellers were unable to meet their obligations with respect to our accounts receivable from them, we could be forced to write off such accounts receivables and may be required to delay the recognition of revenue on future sales to these clients. These events could have a material adverse effect on our financial results.

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

In addition to research and development of new products by our employees, we engage third parties from time-to-time to conceive, design and develop products on our behalf. Arrangements of this type involve high levels of risk as a result of inherent uncertainties about the timely delivery and ultimate viability of those products due to the reliance we must place on third parties to plan, perform and successfully complete work for us. These are processes for which we could have notably less direct control than if we performed the work ourselves. These arrangements involve our reliance on the ongoing financial viability of the enterprise performing the work. This risk is challenging to manage because we do not always have clear visibility as to the overall condition of the third-party enterprise. These risks could result in the product not being successfully completed within the expected timeframe, or at all. If actual results from these types of endeavors that we may undertake in the future differ materially from original and ongoing expectations, our business, operating results and financial position could be harmed.

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

As a result of client buying patterns and the efforts of our sales force and channel partners to meet or exceed their sales objectives, we have historically received a substantial portion of orders from our clients and generated a substantial portion of revenue during the last few weeks of each period. A significant interruption in our IT systems, which manage critical functions such as order processing, trade compliance reviews, delivery of our products, billings, collections, revenue recognition, and financial reporting, among others, could result in delayed order fulfillment and decreased revenue for that period. If expected revenue at the end of any period is delayed for any reason, including the failure of anticipated purchase orders to materialize, our logistics or channel partners’ inability to deliver products prior to period-end to fulfill purchase orders received near the end of the period, our inability to release new products on schedule, any failure of our systems related to order review and processing, or any delays in product delivery based on trade compliance requirements, our revenue for that period could fall below our expectations and the estimates of market analysts, if any, which could adversely impact our business and results of operations and cause a decline in the trading price of our common stock.

Fluctuations in professional services revenue may be greater than experienced in previous reporting periods and have a disproportionate impact on our financial results. For example, increased professional services sales, especially to the government, may result in lower earnings as a percentage of revenue.

Our solution portfolio includes software licenses, subscription services, M&S, and professional services. Because they are relatively labor intensive, professional services typically have substantially lower margins than software license sales, M&S and subscription services. Professional services were 7% of our total revenue in 2019 and 2018. However, this percentage can fluctuate significantly from period to period depending on the needs of our clients.

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

We operate in competitive markets that experience rapid technological developments, market consolidation, changes in industry standards, changes in client requirements, and frequent new product introductions and product improvements by existing and new competitors. If we are unable to anticipate or react to these competitive challenges or if existing or new competitors take or gain additional market share in any of our markets, our competitive position could weaken, and we could experience a decrease in revenues that could adversely affect our business and operating results. To compete successfully, we must maintain a successful research and development effort to create new products and services and enhance existing products and services, effectively adapt to changes in the technology or product rights held by our competitors, appropriately respond to competitor strategies as such strategies become apparent, and effectively adapt to technological changes and changes in the ways that our information is accessed, used, and stored within our enterprise and consumer markets. If we are unsuccessful in responding to our competitors or to changing technological and client demands, we could experience a negative effect on our competitive position and our financial results.

We compete with a variety of companies that have significantly greater revenues and financial resources, more partners, resellers and distribution channels than we have, and greater quantities of personnel and technical resources. For example, our EFT solution suite competes with products from IBM Sterling, Ipswitch, Axway and several other vendors. Large companies may be able to develop new technologies, across multiple solution spaces, and on more operating systems, more quickly than we can, to offer a broader array of products, and to respond more quickly to new opportunities, industry standards or client requirements.

Additional competitors may enter the market and also may have significantly greater financial capabilities and resources than we do. Some existing competitors also may be able to sustain and adopt more aggressive pricing strategies.

As we develop new products or new features, functions and capabilities for existing products, we capitalize certain of our costs related to those activities and defer the expense arising from those activities to future periods.

In accordance with GAAP, we capitalize certain of our costs related to the development of new products or new features, functions and capabilities for existing products. We present these capitalized costs as an asset on our balance sheet. We amortize these costs to expense in future periods after these work products are completed and released for sale so as to match these expenses with the associated revenue we earn in the future. If we were to deem these capitalized costs not to be realizable through future revenue, and accordingly had to reduce the carrying value of these assets, possibly to zero, we could incur significant expenses earlier than anticipated.

Our products are complex and operate in a wide variety of computer configurations, which could result in errors or product failures.

Addressing MFT both on-premise licenses and SaaS models typically requires complex products. Undetected errors, failures, or bugs may occur, especially when products are first introduced or when new versions are released. Our products are often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures in our products or may expose undetected errors, failures, or bugs in our products. Our clients’ computing environments also are often characterized by a wide variety of standard and non-standard configurations that make pre-release testing for programming or compatibility errors difficult and time-consuming. In addition, despite testing by us and others, errors, failures, or bugs may not be found in new products or releases until after commencement of commercial shipments. In the past, we have discovered software errors, failures, and bugs in certain of our product offerings after their introduction and have experienced delayed or lost revenues during the time required to correct these errors.

Errors, failures, or bugs in products released by us could result in negative publicity, product returns, loss of or delay in market acceptance of our products, loss of competitive position, or claims by clients or others. Many of our end-user clients use our products in applications that are critical to their businesses and may have a greater sensitivity to defects in our products than to defects in other, less critical, software products. In addition, if an actual or perceived breach of information integrity or availability occurs in one of our end-user client’s systems, regardless of whether the breach is attributable to our products, the market perception of the effectiveness of our products could be harmed. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation of our product licensing, which could cause us to lose existing or potential clients and could adversely affect our operating results.

Our business is subject to the risks of warranty claims, product returns, product liability and product defects.

Real or perceived errors, failures or defects in our products could result in claims by clients for losses that they sustain. If clients make these types of claims, we may be required, or may choose, for client relations or other reasons, to expend additional resources in order to help correct the problem. Liability provisions in our standard terms and conditions of sale, and those of our resellers and distributors, may not be enforceable under some circumstances or may not fully or effectively protect us from client claims and related liabilities and costs, including indemnification obligations under our agreements with resellers and distributors. The sale and support of our products also entail the risk of product liability claims. We maintain insurance to protect against certain types of claims associated with the use of our products, but our insurance coverage may not adequately cover any such claims. Even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources.

Turmoil and uncertainty in U.S. and international economic markets could adversely affect our business and operating results.

Demand for our products depends in large part upon the level of capital and maintenance expenditures by many of our clients. Economic downturns or other adverse economic conditions, including but not limited to, public health crises that reduce economic activity (including the recent coronavirus COVID-19 outbreak) could have an adverse effect on spending on information technology projects since in such environments, prospects and clients may reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

These adverse impacts to client spending may be directly, and adversely, reflected in our future business and operating results because we believe a substantial part of their MFT spending budget is considered discretionary by our prospects and clients. The perception of MFT solutions spending as discretionary is further reinforced by the existence of low cost, or even free, products that deliver some subset of the capabilities found in our solutions. In the event of an economic downturn, some clients may decide to defer spending for our solutions or may elect to obtain low cost or free “good enough” products as an interim measure. The potential adverse impacts of such decisions may persist for an extended period of time, even well into a period of economic recovery, given that many prospects will not change their IT infrastructure for a considerable period of time after that infrastructure has been installed and is operating adequately.

Adverse financial results from another economic downturn or other adverse economic conditions and uncertainty could include flat, or even decreasing, sales, lower gross and net margins, and impairment of current or future goodwill and long-lived assets. In addition, some of our clients could delay paying their obligations to us. Potentially reduced sales and margins and client payment problems could limit our ability to fund research and development, marketing, sales, and other activities necessary to sustain and expand our market position.

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

We are subject to fluctuations in demand for our products and services due to a variety of factors, including competition, product obsolescence, technological change, budget constraints of our actual and potential clients awareness of security threats to IT systems, and other factors. While such factors may, in some periods, increase product sales, fluctuations in demand can also negatively impact our product sales. If demand for our products declines, our revenues, as well as our gross and net margins, could be adversely affected.

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

Because we are a DoD contractor, certain of our items and/or transactions may be subject to the ITAR if our software or services are specifically designed or modified for defense purposes. Companies engaged in manufacturing or exporting ITAR-controlled goods and services (even if these companies do not export such items) are required to register with the U.S. State Department. Failure to comply with these requirements could result in fines and sanctions which could negatively impact our results of operations and financial condition.

If we lose key personnel, we may not be able to execute our business plan.

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

We believe there could be notable seasonal factors in the future that may cause us to record higher revenue in some quarters compared with others. We believe this variability is possible largely due to our clients’ budgetary and spending patterns, as many clients spend the unused portions of their discretionary budgets prior to the end of their fiscal years. For example, we have historically recorded our highest level of revenue in our fourth quarter, which we believe corresponds to the fourth quarter of a majority of our clients. If our rate of growth slows over time, seasonal or cyclical variations in our operations may become more pronounced, and our business, results of operations and financial position may be adversely affected.

Our current indebtedness requires us to comply with certain restrictive loan covenants which may limit our ability to operate our business.

Under the terms of our Credit Agreement, dated November 18, 2019 by and among us, JPMorgan Chase Bank, N.A. and the other parties thereto (the “Credit Agreement”), we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur additional debt that is not subordinated, create additional liens, transfer or dispose of assets, make distributions, consolidate, dissolve or merge, and customary events of default (including payment defaults, covenant defaults, cross defaults and bankruptcy defaults).  The Credit Agreement also contains financial covenants including a minimum leverage ratio. We can provide no assurance that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our Credit Agreement to prevent a default.

A breach of any of these covenants or requirements could result in a default under our Credit Agreement. If we default under our Credit Agreement and we are unable to cure the default or obtain a waiver, we will not be able to access the credit available under our Credit Agreement and there can be no assurance that we would be able to obtain alternative financing. Our Credit Agreement also includes customary default provisions that entitle our lenders to take various actions in the event of a default, including, but not limited to, demanding payment for all amounts outstanding. If this occurs, we may not be able to repay such indebtedness or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable to us. No assurance can be given that our future operating results will be sufficient to achieve compliance with the covenants and requirements of our Credit Agreement.

To the extent that certain borrowings under our Credit Agreement extend beyond 2021, the interest rates for these obligations might be subject to change based on recent regulatory changes.

The interest rate on Eurodollar loans under our Credit Agreement is determined by reference to the LIBO rate, which is derived from the London interbank offered rate. In July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration (together with any successor to the ICE Benchmark Administrator, the “IBA”) for purposes of the IBA setting the London interbank offered rate. As a result, it is possible that commencing in 2022, the London interbank offered rate may no longer be available or may no longer be deemed an appropriate reference rate upon which to determine the interest rate on Eurodollar loans, and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, a comparable or successor reference rate as approved by the Administrative Agent under the Credit Agreement will take effect. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated based on repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

Our operations potentially are vulnerable to security breaches that could harm the quality of our products and services or disrupt our ability to deliver our products and services.

Information security is a dynamic discipline that historically has faced threats that develop and emerge in ways that are sometimes unpredictable. Third parties may breach our systems and information security and damage our products and services or misappropriate confidential client information. This might cause us to lose clients, or even cause clients to make claims against us for damages. We may be required to expend significant resources to protect against potential or actual security breaches and/or to address problems caused by such breaches.

Improper disclosure of personal data could result in liability and harm our reputation.

While we have derived the majority of our historical revenues from on-premises delivery of our products, we now also offer our products on third-party, hosted platforms. As we continue to execute our strategy of increasing the number and scale of our cloud-based offerings, we may store and process increasingly large amounts of personally identifiable information of our clients. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls. It is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation, lead to legal exposure to clients, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. We believe consumers using our subscription services increasingly will want efficient, centralized methods of choosing their privacy preferences and controlling their data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products or services and could constrain consumer and business adoption of our solutions.

Breaches of our cybersecurity systems could degrade our ability to conduct our business operations and deliver products and services to our clients, delay our ability to recognize revenue, compromise the integrity of our software products, result in significant data losses and the theft of our intellectual property, damage our reputation, expose us to liability to third parties and require us to incur significant additional costs to maintain the security of our networks and data.

We increasingly depend upon our IT systems to conduct virtually all of our business operations, ranging from our internal operations and product development activities to our marketing and sales efforts and communications with our clients and business partners. Cyber threats may attempt to penetrate our network security, or that of our website, and misappropriate our proprietary information or cause interruptions of our service. Because the techniques used by such attackers to access or sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques. In addition, sophisticated hardware and operating system software and applications that we produce or procure from third parties may contain defects in design or manufacture, including “bugs” and other problems that could unexpectedly interfere with the operation of the system. We have also outsourced a number of our business functions to third-party contractors. Therefore, our business operations also depend, in part, on the success of our contractors' own cybersecurity measures. Similarly, we rely upon distributors, resellers, system vendors and systems integrators to sell our products and our sales operations depend, in part, on the reliability of their cybersecurity measures.

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

●	Our ability to process client orders and electronically deliver products and services could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition.

●

Defects and security vulnerabilities could be introduced into our software products, thereby damaging the reputation and perceived reliability and security of our products and potentially making the data systems of our clients vulnerable to further data loss and cyber incidents.

●	Personally identifiable data of our clients, employees and business partners could be lost.

Should any of the above events occur, we could be subject to significant claims for liability from our clients or from regulatory actions of governmental agencies, our ability to protect our intellectual property rights could be compromised and our reputation and competitive position could be significantly harmed. Also, the regulatory and contractual actions, litigations, investigations, fines, penalties and liabilities relating to data breaches that result in losses of personally identifiable or credit card information of users of our services could be significant in terms of fines and reputational impact and necessitate changes to our business operations that may be disruptive to us. Additionally, we could incur significant costs in order to upgrade our cybersecurity systems and remediate damages. Consequently, our financial performance and results of operations could be adversely affected.

Certain components of the software code comprising some of our products are licensed from third parties making us dependent upon those licenses remaining in place for those products to operate in their current form.

Certain key components of the software code comprising certain of our products are licensed from unrelated, third parties. These licenses are not perpetual and, as such, with advance notice as provided in the license agreements, these third parties could terminate these licenses. Even with advance notice, termination of these licenses could create a severe hardship for us due to the need to locate substitute software code from other third parties or create alternative software code ourselves in order for our products to continue to operate in the manner designed or for us to keep pace with client requirements, including our obligations under maintenance and support agreements. There is no assurance we could achieve either of those alternative solutions in a timely and effective manner that would not disrupt our ability to continue selling and supporting those products, or without the consumption of significant company resources in the form of time spent by our personnel creating alternative solutions or cash paid to third parties to assist us. Such a situation could delay the completion and introduction to the marketplace of other products we are developing to remain competitive due to the diversion of the attention of certain of our key personnel away from that work. If any of these events occur, our future business and financial results could be adversely affected.

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

Our products may expose clients to invasion of privacy, causing client dissatisfaction or possible claims against us for damages.

Our products and solutions are intended to facilitate data and information transfer and sharing, sometimes by providing outsiders access to a client’s computer. Such access potentially may make the client vulnerable to security breaches, which could result in the loss of the client’s privacy or property. Invasions of privacy or other client harm occurring in an environment where our solutions are operating could result in client dissatisfaction and possible claims against us for any resulting damages.

We are subject to governmental export and import controls and sanctions laws that could subject us to liability or impair our ability to compete in international markets.

All products that are exported, re-exported or that are worked on by foreign nationals are subject to export controls.  Such controls include prohibitions on end uses, end users and exports to certain sanctioned countries.  In addition, incorporation of encryption technology into our products increases the level of U.S. export controls.  We are subject to these requirements as certain of our products include the ability for the end user to encrypt data.  Therefore, our products may be exported outside the United States or revealed to foreign nationals only by complying with the required level of export controls/restrictions. Restrictions applicable to our products may include a requirement to have a license to export the technology, a requirement to have software licenses approved before export is allowed, and outright bans on the licensing of certain encryption technology to particular end users or to all end users in a particular country.  In addition, various countries regulate the import and re-export of certain technology and have enacted laws that could limit our ability to distribute our products or could limit our clients’ ability to implement our products in those countries or that make it a violation for us to comply with U.S. sanctions requirements.

There can be no assurance that we will be successful in obtaining or maintaining the licenses and other authorizations required to export our products from applicable government authorities. Any change in export or import regulations or related legislation, shift in approach to the enforcement or scope of existing regulations, changes in the list of countries to which we cannot export, or changes in persons or technologies targeted by such regulations could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential clients with international operations.  Changes in our products or changes in export and import regulations may create delays in the introduction of our products in international markets, prevent our clients with international operations from deploying our products throughout their global systems or, in some cases, prevent the export or import of our products to certain countries, companies or individuals altogether. Any change in export, import or sanctions regulations or related legislation, a shift in approach to the enforcement or scope of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential clients with international operations.

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

We conduct significant sales and client support in countries outside of the United States. Approximately 24% and 26% of our sales were to purchasers outside the United States in 2019 and 2018, respectively. If our sales outside the United States increase, we may be required to further expand our international operations. To successfully expand international sales, we must establish additional foreign operations, hire additional personnel, including regulatory compliance professionals, and recruit additional international resellers. We may also incur additional expense translating our applications into additional languages. In addition, there is significant competition for entry into high growth markets. Our international operations are subject to a variety of risks, which could cause fluctuations in the results of our international operations. These risks include:

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

Our interaction with foreign parties can also increase our costs with respect to compliance. For example, the EU has recently adopted a comprehensive overhaul of its data protection regime from the current national legislative approach to a single European Economic Area Privacy Regulation, the GDPR, which came into effect in May 2018. The EU data protection regime extends the scope of the EU data protection law to all foreign companies processing data of EU residents. Although the GDPR will apply across the EU without a need for local implementing legislation, as has been the case under the current data protection regime, local data protection authorities (“DPAs”) will still have the ability to interpret the GDPR, which has the potential to create inconsistencies on a country-by-country basis. Since we act as a data processor for our SaaS clients, we are taking steps to cause our processes to be compliant with applicable portions of the GDPR, but we cannot assure you that such steps will be effective. We have adopted policies to comply with the GDPR, but ongoing implementation and maintenance of compliance regimes could require changes to certain of our business practices, thereby increasing our costs.

A number of U.S. states have enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of sensitive personal information, such as social security numbers, financial information and other personal information. For example, several U.S. territories and all 50 states now have data breach laws that require timely notification to individual victims, and at times regulators, if a company has experienced the unauthorized access or acquisition of sensitive personal data. Other state laws include the California Consumer Privacy Act (“CCPA”), which was signed into law on June 28, 2018 and largely took effect on January 1, 2020. The CCPA, among other things, contains new disclosure obligations for businesses that collect personal information about California residents and affords those individuals new rights relating to their personal information that may affect our ability to use personal information or share it with our business partners. Regulations from the California Attorney General have not been finalized, and it is expected that additional amendments to the CCPA will be introduced in 2020. Meanwhile, other states have considered privacy laws like the CCPA.

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

Failure to maintain proper and effective internal controls has affected, and could in the future affect, our ability to produce accurate financial statements which has resulted, and could in the future result, in the restatement of our consolidated financial statements as of and for the years ended December 31, 2016 and 2015 of our condensed consolidated financial statements and for the three months ended March 31, 2017 (the “Restatement”), and such failure to maintain proper and effective internal controls could adversely affect our operating results, our ability to operate our business, and our stock price.

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

Failure to establish and maintain appropriate internal financial reporting controls and procedures has caused us to fail to meet our reporting obligations, resulted in the restatement of our financial statements, harmed our operating results, subjected us to regulatory scrutiny and investigation, potentially caused investors to lose confidence in our reported financial information, and had a negative effect on the market price for shares of our common stock. Failure to maintain our internal control over financial reporting could result in similar consequences in the future.

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

In addition, discovery and disclosure of a material weakness, such as those material weaknesses we have previously discovered and disclosed, by definition, could have a material adverse impact on our financial statements. Such an occurrence could discourage certain clients or suppliers from doing business with us and affect how our stock trades. This could, in turn, negatively affect our ability to access public debt or equity markets for capital.

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

Risks Related to Stock Ownership

Our stock price is, and may continue to be, volatile.

The trading price of our common stock has been and could continue to be subject to wide fluctuations in response to certain factors, including:

●	U.S. and global economic conditions leading to general declines in market capitalizations, with such declines not associated with operating performance.

●	Quarter-to-quarter variations in results of operations.

●	Our announcements of new products.

●	Our announcements of acquisitions or divestitures.

●	Our announcements of significant new clients or contracts.

●	Our competitors’ announcements of new products.

●	Our product development or release schedule.

●	Changes in our management team.

●	General conditions in the software industry.

●	Investor perceptions and expectations regarding our products, plans and strategic position and those of our competitors and clients.

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

Accounting charges may cause fluctuations in our annual or quarterly financial results.

Our financial results may be affected by non-cash and other accounting charges, including:

●	Amortization of intangible assets, including acquired technology and product rights.

●	Acquisition or financing expenses.

●	Impairment of goodwill and intangibles.

●	Share-based compensation expense.

●	Restructuring charges.

●	Impairment of long-lived assets.

●	Reserves for uncertain tax positions.

Anti-takeover provisions in our charter and Delaware law could inhibit others from acquiring us.

Some of the provisions of our certificate of incorporation and bylaws and in Delaware law could, together or separately:

●	Discourage potential acquisition proposals.

●	Delay or prevent a change in control.

●	Limit the price that investors may be willing to pay in the future for shares of our common stock.

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

Our directors and executive officers, together with their affiliates and related persons, beneficially owned, in the aggregate, approximately 25% of our outstanding common stock as of February 29, 2020. These stockholders would have the ability to substantially control our operations and direct our policies, including the outcome of matters submitted to our stockholders for approval, such as the election of directors and any acquisition or merger, consolidation or sale of all or substantially all of our assets. In addition, our certificate of incorporation and bylaws provide for our Board of Directors to be divided into three classes of directors serving staggered three-year terms.  As a result, approximately one-third of our Board of Directors will be elected each year.

Stockholders’ ownership of our stock may be significantly diluted as a result of the exercise of stock options, thereby affecting the value of the stock.

There were options to purchase 1,563,784 shares of our common stock outstanding under our employee and director stock option plans as of December 31, 2019, of which options to purchase 348,979 shares were vested. We have filed registration statements under the Securities Act, covering stock issued upon the exercise of options by non-affiliates, and we may file a registration statement covering options held by affiliates as well. If we do not file a registration statement covering affiliates, affiliates who exercise their options may choose to sell the stock under an exemption from registration, such as Rule 144 under the Securities Act. The exercise of these options and sale of the resulting stock could depress the value of our stock.

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

For any intellectual property rights claim against us or our clients, we may have to pay damages and indemnify our clients against damages.

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

Our various trademarks are important to our business. If we were to lose the use of any of our trademarks, our business could be harmed and we could have to devote substantial resources towards developing an independent brand identity. Defending or enforcing our trademark rights at a local and international level could result in the expenditure of significant financial and managerial resources.

Risks Related to the Investigation and the Restatement

Matters relating to or arising from our Audit Committee investigation, including regulatory proceedings, litigation matters and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed in our public filings, the Audit Committee of the Company’s Board of Directors has recently completed the investigation relating to revenue recognition. We are also the subject of an investigation by the SEC and the United States Attorney’s Office for the Western District of Texas related to these matters.

We have incurred significant expenses related to legal, accounting, and other professional services in connection with the Audit Committee investigation and related matters and related remediation efforts. The expenses incurred, and expected to be incurred, in connection with the Audit Committee and government investigations, the impact of our delay in 2017 and through June 14, 2018 in meeting our periodic reporting requirements on the confidence of investors, employees and clients, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations or cash flows.

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

We are also subject to claims, investigations and proceedings arising out of the restatement of our previously issued financial results. For additional information regarding this litigation, see Part I, Item 3, “Legal Proceedings” of this Annual Report.

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

The existence of the litigation may have an adverse effect on our reputation with our clients, which could have an adverse effect on our results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate office is in San Antonio, Texas. That office contains approximately 21,000 square feet for which the average annual rent under the current lease is $462,000. This lease expires April 30, 2029. We believe these facilities are suitable for our current business needs and that suitable, additional space would be available if needed in the future under acceptable terms.

Item 3. Legal Proceedings

On October 12, 2018 and November 30, 2018, the Company received letters (the “Litigation Demand Letters”) from two stockholders demanding that the Company take action to remedy alleged harm caused to the Company, including to remedy alleged breaches of fiduciary duties by certain current and/or former directors and executive officers of the Company. The stockholders alleged, inter alia, that certain current and former directors and executive officers violated their fiduciary duties beginning at least in July 2016 by engaging in an illegal scheme to misrepresent the Company’s performance by falsely reporting accounts receivable, license revenue, total current assets and total assets, total stockholders’ equity, and total liabilities for the year ended December 31, 2016, causing the Company to suffer damages by overstating financial results for the fourth quarter of 2016.

The allegations referenced in the Litigation Demand Letters are related to the claims asserted in the securities class action Anthony Giovagnoli v. GlobalSCAPE, Inc., et. Al., Case No. 5:17-cv-00753, previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017 (the “Prior Litigation”).

On November 7, 2018, a special litigation committee (“Special Litigation Committee”) consisting of Dr. Thomas Hicks and Frank Morgan was formed by the Board to analyze and investigate claims asserted in the October 12, 2018 Litigation Demand Letter and, subsequently, the November 30, 2018 Litigation Demand Letter, and consider claims that could potentially be asserted in stockholder derivative litigation related to facts connected to the claims and allegations in the Prior Litigation and the Litigation Demand Letters (the “Potential Derivative Litigation”). The Board charged the Special Litigation Committee with, among other things, determining what actions are appropriate and in the best interests of the Company, and determining whether it is in the best interests of the Company to pursue, dismiss, or consensually resolve any claims that may be asserted in the Potential Derivative Litigation. The Board determined that each member of the Special Litigation Committee is disinterested and independent with respect to the Potential Derivative Litigation. Among other things, the Special Litigation Committee had the power to retain counsel and advisors, as appropriate, to assist it in the investigation, to gather and review relevant documents relating to the claims, to interview persons who may have knowledge of the relevant information, to prepare a report setting forth its conclusions and recommended course of action with respect to the Potential Derivative Litigation, and to take any actions, including, without limitation, directing the filing and prosecution of litigation on behalf of the Company, as the Special Litigation Committee in its sole discretion deems to be in the best interests of the Company in connection with the Potential Derivative Litigation. The Board resolved that the Special Litigation Committee’s findings and determinations shall be final and not subject to review by the Board and in all respects shall be binding upon the Company.

Between November 2018 and March 2019, the Special Litigation Committee, with the assistance of outside legal counsel to the Special Litigation Committee, conducted an investigation of the Potential Derivative Litigation.

On March 28, 2019, the Special Litigation Committee reported that it had completed its investigation and delivered its recommendation to the Board that the Company should not pursue the Potential Derivative Litigation because, among other things, it would not be in the best interest of the Company to do so.

On April 18, 2019, outside counsel for the Special Litigation Committee informed the two stockholders that sent the Litigation Demand Letters of the Special Litigation Committee’s recommendation and informed the stockholders that the Company would not pursue the Potential Derivative Litigation. The Company is not aware of any subsequent litigation commenced by these two stockholders or any other stockholders concerning claims related to the Potential Derivative Litigation.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NYSE American Exchange under the symbol “GSB”.

Price Range of Common Stock

The following table sets forth the quarterly high and low closing sale prices for our common stock for the last two fiscal years.

	2019		2018
	High	Low	High	Low
First Quarter (ending March 31)	$7.00	$4.39	$3.73	$3.33
Second Quarter (ending June 30)	$10.98	$6.25	$4.18	$3.54
Third Quarter (ending September 30)	$14.25	$8.20	$4.08	$3.23
Fourth Quarter (ending December 31)	$14.14	$9.10	$4.73	$3.88

Annual	$14.25	$4.39	$4.73	$3.23

On February 28, 2020, the last reported sales price of our common stock on the NYSE American Exchange was $8.77 per share.

Holders

As of February 29, 2020, we had approximately 1,800 stockholders of record of our common stock.

Dividends

We paid quarterly dividends of $.015 per share on March 23, 2018, June 22, 2018, and November 5, 2018 to stockholders of record as of the close of business on March 9, 2018, June 8, 2018, and October 22, 2018, respectively. We paid quarterly dividends of $.015 per share on March 25, 2019, August 20, 2019 and December 2, 2019 to stockholders of record as of the close of business on March 11, 2019, August 6, 2019 and November 18, 2019, respectively. We paid a special dividend of $.50 and $3.35 per share on May 28, 2019 and December 5, 2019 to stockholders of record as of the close of business on May 13, 2019 and November 29, 2019, respectively. The timing and amount of dividends to be paid, if any, in subsequent quarters will be determined on future dates by the Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides aggregate information regarding grants under all equity compensation plans of GlobalSCAPE through December 31, 2019.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance under Equity Compensation Plans (Excluding securities Reflected in Column (A)
	(A)	(B)	(C)

Equity compensation plans approved by security holders	1,563,784	$5.78	2,695,928

Purchases of Equity Securities by the Issuer

On November 18, 2019, the Company announced that its Board of Directors authorized the repurchase of up to $5,000,000 of the Company’s outstanding common stock, which is in addition to the approximately $640,000 remaining under the Company’s previous authorized repurchase program. Under the stock repurchase programs, the Company may repurchase shares through authorized Rule 10b5-1 plans (which permits the Company to repurchase shares when the Company might otherwise be precluded from doing so under insider trading laws), open market purchases, privately-negotiated transactions, block purchases or otherwise in accordance with applicable federal securities laws including Rule 10b-18 of the Exchange Act as amended.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2019 and 2018, and related notes included elsewhere in this Annual Report.

Overview

We develop and sell computer software that provides secure information exchange, data transfer and sharing capabilities for enterprises and consumers. We have been in business for more than twenty years and serve over 100 companies in the Fortune 500.

Our primary business is selling and supporting MFT software for enterprises. MFT software facilitates the transfer of data from one location to another across a computer network within a single enterprise or between multiple computer networks in multiple enterprises.

Our MFT products are based upon our EFT platform. This on-premise and cloud-based delivery platform emphasizes secure and efficient data exchange for virtually any organization. It enables business partners, clients and employees to share critical information safely and securely. The EFT platform provides enterprise-level security while automating the integration of back-end systems which are features often missing from traditional file transfer software. The EFT platform features built-in regulatory compliance, governance, and visibility controls to maintain data safety and security. It can replace legacy systems, homegrown servers, expensive leased lines and virtual area networks. The EFT platform promotes ease of administration while providing the detailed capabilities necessary for complete control of a file transfer system.

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

See “Comparison of the Consolidated Statement of Operations for the Years Ended December 31, 2019 and 2018” for a discussion of trends in our revenue growth that we monitor using this metric.

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

We compute Adjusted EBITDA as follows ($ in thousands):

	Year Ended
	December 31,
	2019	2018

Net Income	$13,267	$3,654
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	1,965	1,227
Interest (income) expense, net	265	(86)
Depreciation and amortization:
Total depreciation and amortization	1,746	2,173
Share-based compensation expense	2,415	1,269
Adjusted EBITDA	$19,658	$8,237

See “Comparison of the Consolidated Statement of Operations for the Years Ended December 31, 2019 and 2018” for discussion of the variances between periods in the components comprising Adjusted EBITDA.

Liquidity and Capital Resources

Our cash and working capital positions were as follows ($ in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$4,702	$9,173

Current assets	$15,066	$17,351
Current liabilities	(22,602)	(15,483)
Working capital	$(7,536)	$1,868

Our capital requirements principally relate to our need to fund our ongoing operating expenditures, which are primarily related to employee salaries and benefits. We make these expenditures to enhance our existing products, develop new products, sell those products in the marketplace and support our clients after the sale.

We rely on cash and cash equivalents on hand and cash flows from operations to fund our operating activities and believe those items will be our principal sources of capital for the foreseeable future. If our revenue declines and/or our expenses increase, our cash flow from operations and cash on hand could decline.

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Years Ended December 31,
	2019	2018
Operating activities	$17,339	$4,896
Investing activities	$(1,138)	$14,356
Financing activities	$(20,672)	$(21,662)

Our cash provided by operating activities increased during 2019 compared to 2018 primarily due to the following factors set forth on our Consolidated Statements of Cash Flows:

●

Net income after considering items not involving cash at the time they are recorded in the statement of operations and comprehensive income, as set forth on our Consolidated Statement of Cash Flows, increasing $17.5 million in 2019 as compared to increasing $7.0 million in 2018. See “Comparison of the Statement of Operations for the Year Ended December 31, 2019 and 2018” for a discussion of the changes in the components of these amounts.

●	Deferred revenue increasing $2,018,000 in 2019 as compared to decreasing $813,000 in 2018 due primarily to increasing the resources dedicated to securing M&S renewals.
●	Accrued expenses increasing $384,000 in 2019 as compared to decreasing $457,000 in 2018 due primarily to an increase in personnel related costs in 2019.
●	Prepaid expenses and other decreasing $155,000 in 2019 as compared to increasing $216,000 in 2018 due primarily to the reduction in the receivable from our D&O insurance in 2019.
●	Accounts payable decreasing $74,000 in 2019 as compared to decreasing $1,080,000 in 2018 due to normal variants in the timing of payments to our vendors.

Offset by:

●

Federal income tax receivable increasing $1,907,000 in 2019 as compared to federal income tax payable increasing $970,000 in 2018 due primarily to increased estimated tax payments related to the increase in taxable income.

The amount of cash we used for investing activities during 2019 decreased as compared to 2018 due primarily to:

●	The redemption of our certificates of deposit in 2018 for which no comparable event occurred in 2019.

Offset by:

●	A decrease in capitalized software development costs due to fewer employed software engineers and technical personnel.

Financing activities used less cash during 2019 than during 2018 primarily due to the funding of our credit facility, a reduction in the purchase of treasury stock related to the Dutch tender offer in 2018 that was not repeated in 2019 and an increase in the proceeds received from the exercise of stock options, offset by the funding of our special dividends and payment of debt issuance costs.

Loan Agreement

In November 2019, we entered into a credit facility with J.P. Morgan Chase Bank, N.A, as Administrative Agent and East West Bank as Syndication Agent consisting of a $50.0 million term loan and a $5 million revolving agreement (the “Loan Agreement”). Funds from the term loan were substantially used to fund a special dividend of $3.35 to our common shareholders which was paid on December 5, 2019. The revolving loan may be accessed to fund working capital needs. The loans bear a variable interest rate of LIBOR plus a Term Loan Spread between 3.75% and 2.25%. The amount of the Term Loan Spread is a function of the Company’s Leverage Ratio. Effective January 3, 2020, the Company entered into an Amendment and Waiver No. 1 to the Credit Agreement to increase the amount of the special dividend permitted to be paid to stockholders on December 5, 2019 to accommodate last minute option exercises and to exclude the May 28, 2019 special dividend from the fixed charges calculation.

At December 31, 2019, the principal balance outstanding under the term note payable was $49.4 million and the balance of the revolving note payable was zero.

The aggregate maturities of our notes payable, as of December 31, 2019, are as follows: $5.0 million in 2020, $7.5 million in 2021, $7.5 million in 2022, $10.0 million in 2023, and $19.4 million in 2024.

Interest payments under the credit facility are due monthly. Principal payments are due quarterly. The loans may be prepaid at any time without penalty.

The Loan Agreement contains the following financial covenants:

●     We must not exceed a Total Leverage Ratio of 3.25%. This ratio decreases to 3.0% at September 30, 2020, 2.75% at March 31, 2021 and 2.25% at March 31, 2022. This ratio is defined in the Loan Agreement as the ratio of (a) consolidated total funded indebtedness to consolidated EBITDA minus capitalized software expenditures for the period of the four most recent consecutive fiscal quarters. As of December 31, 2019, this debt service coverage ratio was 2.58.

●     We must maintain a Fixed Coverage Charge Ratio of 1.25%. This ratio is defined in the Loan Agreement as the ratio of (a) consolidated EBITDA minus unfinanced capital expenditures to cash interest expense plus scheduled principal payments made plus taxes paid in cash plus restricted payments made in cash. As of December 31, 2019, this debt to tangible net worth ratio was 4.01.

The Loan Agreement contains customary covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The Loan Agreement also contains customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events.

Contractual Obligations and Commitments

At December 31, 2019, our contractual obligations and commitments consisted primarily of the following items:

●

Obligations outstanding under the loan agreement described above. An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $18.3 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our clients as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

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

Results of Operations

Comparison of the Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018

	2019	2018	$ Change
	($ in thousands)
Total revenues	$40,343	$34,416	$5,927
Cost of revenues	6,130	6,236	(106)
Gross profit	34,213	28,180	6,033
Operating expenses
Sales and marketing	8,331	10,009	(1,678)
General and administrative	7,495	6,382	1,113
Legal & Professional	1,520	4,623	(3,103)
Severance	15	488	(473)
Research and development	1,355	1,883	(528)
Total operating expenses	18,716	23,385	(4,669)
Income from operations	15,497	4,795	10,702
Other income (expense), net	(265)	86	(351)
Provision for income taxes	1,965	1,227	738
Net Income	$13,267	$3,654	$9,613

In the discussions below, we refer to the year ended December 31, 2019 as “2019” and the year ended December 31, 2018 as “2018”. The percentage changes cited in our discussions below are the change between 2019 and 2018.

The components of our revenues were as follows ($ in thousands):

	Revenue for the Year Ended December 31,
	2019		2018
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$11,243	27%	$10,512	30%
M&S	26,318	65%	21,587	63%
Professional Services (all EFT Platform)	2,782	7%	2,317	7%
Total Revenue	$40,343	100%	$34,416	100%

Revenue by Product Line
License
EFT Platform	$11,036	98%	$10,208	97%
Other	207	2%	304	3%
Total License Revenue	11,243	100%	10,512	100%

M&S
EFT Platform	25,548	97%	20,707	96%
Other	770	3%	880	4%
	26,318	100%	21,587	100%

Professional Services (all EFT Platform)	2,782	100%	2,317	100%

Total Revenue
EFT Platform	39,366	98%	33,232	97%
Other	977	2%	1,184	3%
	$40,343	100%	$34,416	100%

Our total revenue increased 17%. Revenue from our EFT platform products and services increased 18%. Revenue from our other products that consist of Mail Express, WAFS, and CuteFTP, decreased to less than 3% of our total revenue, which is a trend that is in line with our de-emphasis of those products.

We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

EFT Platform Products

License revenue from our EFT platform products increased 8%. This increase was anticipated as a result of a number of changing variables in sales strategy starting in August 2018 which includes expansion within the current client base.

M&S revenue from our EFT platform products increased 23% primarily due to:

●

The addition of sales resources that are focused on (i) increasing the number of clients who renew M&S and (ii) increasing annual contract prices to better reflect the value provided by our support teams.

●

Ongoing license sales since a majority of license sales are accompanied by an M&S contract. The change in M&S revenue typically lags behind the related change in license revenue because license sales are recognized as revenue in full in the period the license is delivered while the related M&S revenue is recognized in future periods as those services are delivered.

●

Sustaining high renewal rates of M&S contracts by clients who initially purchased these services in earlier periods. We believe these renewals are the result of clients recognizing the value provided by our Maintenance and Support team.

Our professional services revenue increased 20% in 2019 as compared to 2018. This increase was primarily due to an increase in software license sales and an expansion of our library of service offerings as well as a focus on selling complete solutions.

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

Cost of software license revenue decreased 10% and as a percent of software license revenue was 24% in 2019 compared to 28% in 2018. These decreases were primarily due to a decrease in amortization of capitalized software development costs.

Cost of M&S revenue as a percent of M&S revenue was 9% in 2019 as compared to 10% in 2018. Cost of revenue for M&S in absolute dollars increased by 10%. The increase in absolute dollars was due primarily to an increase in personnel related expenses.

Cost of professional services revenue as a percent of that revenue was 42% in 2019 as compared to 50% in 2018. The cost in absolute dollars was relatively flat. The variation in percent of revenue resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the client environments in which we are working.

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 21% of total revenue for 2019 compared to 29% of total revenue for 2018. In absolute dollars these expenses decreased 17%, due primarily to decreased marketing expenses related to a decrease in our spending for content syndication and reduced personnel expenses.

General and Administrative. These expenses increased 17% primarily due to a special bonus paid to employees in December 2019, an increase in share based compensation expense related to the accelerated vesting of options granted to our former Chief Executive Officer who passed away unexpectedly in March 2019 and the accelerated vesting of restricted stock granted to a former member of our Board of Directors. The vesting acceleration of the stock options was pursuant to the terms of the applicable option agreements and the vesting acceleration of the restricted stock grant was approved by the Compensation Committee of the Board of Directors.

Legal and Professional. These expenses decreased 67% primarily due to decreases in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation.

Severance. These expenses decreased $473,000 primarily due to fewer one-time severance payments and termination benefits paid in 2019.

Research and Development.  The overall profile of our research and development activities was as follows ($ in thousands):

	Year Ending December 31,
	2019	2018
R&D expense	$1,355	$1,883
Capitalized software development costs	1,074	1,276
Total resources expensed for R&D	$2,430	$3,159

Our total R&D expenditures decreased 23% in 2019 as compared to 2018 primarily due to fewer employed software engineers and technical personnel.

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

Other Income (Expense). Other income (expense) consists primarily of interest expense related to our credit facility more fully described in Note 8 of our financial statements.

Income Taxes. Our effective tax rate was 13% for 2019 and 25% for 2018.

In 2019 our effective rate was lower than the federal statutory rate of 21% primarily due to a tax benefit realized upon the exercise of certain share based awards and the deduction for foreign derived intangible income offset by certain expenses in our consolidated financial statements that are not deductible for federal income tax purposes and state income tax included in income tax expense in our consolidated financial statements.

In 2018 our effective rate was higher than the federal statutory rate primarily due to certain expenses in our consolidated financial statements that are not deductible for federal income tax purposes and state income tax included in income tax expense in our consolidated financial statements offset by the research and development tax credit and the deduction for foreign derived intangible income.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

GlobalSCAPE, Inc.

Index to Consolidated Financial Statements

Years ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GlobalSCAPE, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of GlobalSCAPE, Inc. and its subsidiary (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

Austin, Texas
March 16, 2020

GlobalSCAPE, Inc.
Consolidated Balance Sheets
(in thousands except share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$4,702	$9,173
Accounts receivable, net	7,239	6,657
Federal income tax receivable	1,759	-
Prepaid expenses and other	1,366	1,521
Total current assets	15,066	17,351

Capitalized software development costs, net	2,650	3,133
Goodwill	12,712	12,712
Deferred tax asset, net	493	395
Property and equipment, net	274	399
Right of use assets	2,905	-
Other assets	459	502
Total assets	$34,559	$34,492

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$746	$820
Accrued expenses	1,598	1,214
Income tax payable	-	148
Deferred revenue	15,683	13,301
Long term debt, current portion	4,575	-
Total current liabilities	22,602	15,483

Deferred revenue, non-current portion	2,572	2,936
Lease liability	2,900	-
Long term debt, non-current portion	42,745	-
Other long term liabilities	24	117

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 23,890,890 and 22,441,860 shares issued at December 31, 2019 and December 31, 2018, respectively	24	22
Additional paid-in capital	32,156	25,584
Treasury stock, 5,379,500 and 5,310,942 shares, at cost, at December 31, 2019 and December 31, 2018, respectively	(23,087)	(22,712)
Retained earnings (deficit)	(45,377)	13,062
Total stockholders’ equity (deficit)	(36,284)	15,956
Total liabilities and stockholders’ equity (deficit)	$34,559	$34,492

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2018

Operating revenues:
Software licenses	$11,243	$10,512
Maintenance and support	26,318	21,587
Professional services	2,782	2,317
Total revenues	40,343	34,416
Costs of revenues
Software licenses	2,682	2,978
Maintenance and support	2,292	2,093
Professional services	1,156	1,165
Total costs of revenues	6,130	6,236
Gross Profit	34,213	28,180
Operating expenses
Sales and marketing	8,331	10,009
General and administrative	7,495	6,382
Legal and Professional	1,520	4,623
Severance	15	488
Research and development	1,355	1,883
Total operating expenses	18,716	23,385
Income from operations	15,497	4,795
Other income (expense):
Interest expense	(405)	-
Interest income	140	86
Total other income (expense)	(265)	86
Income before income taxes	15,232	4,881
Provision for income taxes	1,965	1,227
Net income	$13,267	$3,654
Comprehensive income	$13,267	$3,654

Net income per common share - basic	$0.76	$0.18

Net income per common share - diluted	$0.72	$0.17

Weighted average shares outstanding:
Basic	17,424	20,721

Diluted	18,525	21,017

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except number of shares)

			Additional		Retained
	Common Stock		Paid-in	Treasury	Earnings
	Shares	Amount	Capital	Stock	(Deficit)	Total

Balance at December 31, 2017	22,196,712	$22	$23,793	$(1,452)	$9,353	$31,716

Retained Earnings Adjustment due to 606					979	979

Purchase of Treasury Stock				(21,260)		(21,260)

Cancellation of Restricted Stock	(40,000)

Shares issued upon exercise of stock options	205,148		522			522

Stock-based compensation expense
Stock options			1,055			1,055
Restricted stock	80,000		214			214

Common stock cash dividends, $0.045 per share					(924)	(924)

Net income					3,654	3,654

Balance at December 31, 2018	22,441,860	$22	$25,584	$(22,712)	$13,062	$15,956

Purchase of Treasury Stock				(375)		(375)

Shares issued upon exercise of stock options	1,329,030	2	4,602			4,604

Stock option cash settlement			(445)			(445)

Stock-based compensation expense
Stock options			1,581			1,581
Restricted stock	120,000		834			834

Common stock cash dividends, $3.895 per share					(71,706)	(71,706)

Net income					13,267	13,267

Balance at December 31, 2019	23,890,890	$24	$32,156	$(23,087)	$(45,377)	$(36,284)

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2019	2018
Operating Activities:
Net income	$13,267	$3,654
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	63	(88)
Depreciation and amortization	1,746	2,173
Stock-based compensation	2,415	1,269
Amortization of debt issuance costs	70	-
Deferred taxes	(98)	(4)
Subtotal before changes in operating assets and liabilities	17,463	7,004
Changes in operating assets and liabilities:
Accounts receivable	(645)	(644)
Prepaid expenses and other	155	(216)
Federal income taxes	(1,907)	970
Operating lease right-of-use asset	170	-
Other assets	43	191
Accounts payable	(74)	(1,080)
Accrued expenses	384	(457)
Deferred revenues	2,018	(813)
Operating lease liabilities	(175)	-
Other long-term liabilities	(93)	(59)
Net cash provided by operating activities	17,339	4,896
Investing Activities:
Software development costs	(1,074)	(1,276)
Purchase of property and equipment	(64)	(162)
Redemption of certificates of deposit	-	15,794
Net cash provided by (used in) investing activities	(1,138)	14,356
Financing Activities:
Proceeds from exercise of stock options	4,604	522
Stock option cash settlement	(445)	-
Credit facility funding	49,646	-
Payment of debt issuance costs	(1,771)	-
Notes payable principal payments	(625)	-
Purchase of treasury stock	(375)	(21,260)
Dividends paid	(71,706)	(924)
Net cash (used in) financing activities	(20,672)	(21,662)
Net increase (decrease) in cash	(4,471)	(2,410)
Cash at beginning of period	9,173	11,583
Cash at end of period	$4,702	$9,173

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$335	$-
Income taxes	$3,203	$253

Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for operating lease obligations	3,075	-

The accompanying notes are an integral part of these consolidated financial statements.

GlobalSCAPE, Inc.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

1.     Nature of Business

We provide secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. Our solution portfolio facilitates transmission of critical information such as financial data, medical records, client files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide clients with the ability to monitor and audit file transfer activities. Our primary product is Enhanced File Transfer, or EFT. We have other products that complement our EFT product.

Throughout these notes, unless otherwise noted, our references to 2019 and 2018 refer to the years ended December 31, 2019 and 2018, respectively.

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

Revenue Recognition

Products and Services

We earn revenue by delivering the following software products and services:

●

Perpetual software licenses under which clients install our products in their information systems environment on computers they manage, own or otherwise procure from a cloud services provider. Clients also deploy our products with cloud services providers in a BYOL environment.

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

We recognize revenue when we have satisfied a performance obligation by transferring control over a product or delivering a service to a client. We measure revenue based upon the consideration set forth in an arrangement or contract with a client. The revenue recognition criteria we apply to each of our software products and services are as follows:

●

Perpetual software licenses – These licenses grant a right to use our functional intellectual property. We recognize revenue at the point in time when we electronically deliver to our client the software license key that provides the ability to access and use our product. If our client is a reseller who will further transfer the ability to access and use our product to a third party under a separate arrangement that the reseller has with that third party, we recognize revenue at the time we deliver the software license key to the reseller since our contract is with the reseller.

●

Cloud-based, hosted SaaS solutions – These solutions grant a right to access our functional intellectual property. We recognize revenue over time on a monthly basis as we deliver the services to which our clients subscribe. Revenue can include basic monthly fees to access the software and usage fees based upon the volume of certain resources the client consumes (such as volumes of storage or bandwidth). We are generally paid for these services on a month-to-month basis, but if a client pays us in advance for services we will deliver in the future, we record as deferred revenue the amount of such payment related to services we have not yet delivered.

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

The delivery of our software products and services generally does not involve any variable consideration, financing components or consideration payable to a client such as rebates or other incentives that reduce amounts owed to us by clients.

Deferred Revenue Classification and Activity

Deferred revenue related to services we will deliver within one year is presented as a current liability. Deferred revenue related to services that we will deliver more than one year into the future is presented as a non-current liability.

The activity in our deferred revenue balances has been as follows ($in thousands):

	Year Ended December 31,
	2019	2018
Deferred revenue, beginning of period	$16,237	$17,050
Deferred revenue resulting from new contracts with clients	31,117	21,577
Deferred revenue at the beginning of the period that was amortized to revenue	(24,945)	(20,244)
Deferred revenue arising during the period that was amortized to revenue	(4,154)	(2,146)
Deferred revenue, end of period	$18,255	$16,237

Multi-Element Transactions

At the time clients purchase perpetual software licenses, they also typically purchase M&S although it is not mandatory. We do not sell separate M&S to subscribers to our SaaS solutions as M&S is provided as part of their SaaS subscription. Clients may also purchase professional services at the time they purchase perpetual software licenses or a SaaS subscription. Each of the components of these multi-element transactions is a separately identifiable performance obligation.

For multi-element transactions, we allocate the transaction price to each performance obligation on a relative stand-alone selling price basis. We determine that stand-alone selling price for each item at the inception of the transaction involving these multiple elements.

We sell, as stand-alone transactions, renewals of pre-existing M&S contracts, professional services to clients seeking assistance with products they have previously purchased from us, or SaaS subscriptions to clients not requiring any of our other products or services. Accordingly, we are able to estimate the stand-alone selling price of these items based upon our observation of those transactions. Since most of our sales of perpetual software licenses are part of multi-element transactions that also involve M&S and/or professional services, and because the selling price of those licenses can vary significantly among clients, we use the residual approach under FASB Accounting Standards Codification Top 606, or ASC 606, to estimate the selling price of perpetual software licenses in a multi-element transaction by reference to the total transaction price less the sum of the observable stand-alone selling prices of M&S and/or professional services.

We allocate discounts proportionally to all of the components of a multi-element transaction.

Sales Tax

We collect sales tax on many of our transactions with clients as required under applicable law. We do not include sales tax collected in our revenue. We record it as a liability payable to taxing authorities.

Allowance for Sales Returns

We provide an allowance for sales returns. We estimate this allowance based upon our historical experience and the nature of recent transactions with clients. This amount is included in accrued liabilities in our consolidated balance sheet.

Contract Assets

We generally bill clients for professional services when we have fully delivered the services specified in the contract. We may incur costs in delivering the services prior to that time. Such costs are generally not material. Accordingly, we do not record a contract asset for professional service engagements in process but not yet billed.

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

o

For the portion of the cost that we determine benefits us over an overall client relationship that is likely to span a period of time that is longer than an initial contract term (for example, an M&S contract renewed for multiple terms in the future), we recognize expense ratably monthly over the estimated life of the client relationship.

Our activity in deferred costs of obtaining a contract to deliver goods and services has been as follows ($in thousands):

	Year Ended December 31,
	2019	2018
Deferred cost, beginning of period	$1,009	$1,240
Deferred cost resulting from new contracts with clients	812	674
Deferred cost amortized to expense	(878)	(905)
Deferred cost, end of period	$943	$1,009

We recorded $577,000 and $571,000 in prepaid and other current assets and $366,000 and $438,000 was recorded in noncurrent other assets in our consolidated balance sheet as of December 31, 2019 and 2018, respectively.

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

Cash and cash equivalents

Cash and cash equivalents include all cash and highly liquid investments with original maturities of three months or less.

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

As of December 31, 2019, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a non-recurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, capitalized software and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable.

The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, approximates fair value due to the short-term maturity of these instruments, all of which mature within 12 months.

The carrying amount of our notes payable, including the current portion, as of December 31, 2019 was $49,375,000. This carrying value approximates fair value based on interest rates that are currently available to us for issuance of debt with similar terms and maturities.

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

As of December 31, 2019, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events or changes in circumstances since that time indicating that the carrying amount of goodwill may exceed its fair market value and that interim testing needed to be performed.

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses. Advertising expense was approximately $163,000 and $807,000 in 2019 and 2018, respectively.

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

Recent accounting pronouncements

ASU 2017-04, Intangibles – Goodwill and Other (issued January 2017) - To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. A public business entity that is an SEC filer is required to adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We expect that the application of the provisions of this update will not have a material effect on our consolidated financial statements.

ASU 2016-13, Financial Instruments – Credit Losses (issued June 2016) - Among the provisions of this ASU is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need consider only past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with consolidated financial statements we issue for the year ending December 31, 2023, and the quarterly periods during that year. We do not expect the amounts we report as accounts receivable in those future periods under this guidance to be materially affected relative to current guidance.

ASU 2016-02, Leases (Topic 842): In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We are also required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. We adopted ASC 842 using the modified retrospective approach effective January 1, 2019. As leases in place at the time of adoption were not material, no right-of-use assets or lease liabilities were recorded upon adoption. We elected the available practical expedients and implemented internal controls and key system functionality to enable the preparation of financial information on adoption. On April 18, 2019, the Company signed a new operating lease for our existing office space location. The lease is for a period of 10 years at an average annual rent of $462,000 beginning May 1, 2019. We recorded a right-of-use asset and lease liability of approximately $3 million at the commencement of the lease.

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

3.     Accounts Receivable, Net

We bill our clients and issue them an invoice when we have delivered our goods or services to them. In addition, when our clients agree to purchase or renew M&S services, we bill and invoice our clients at that time, which could be before the date we begin delivering those services. In that event, we exclude from accounts receivable (and from the related deferred revenue, see Note 6) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the client as of the date of our financial statements. We continually assess the collectability of our accounts receivable. If we deem it less than probable that we will collect an amount due us, we write-off that balance against our allowance for doubtful accounts.

We determine our accounts receivable, net, as follows ($ in thousands):

	December 31,
	2019	2018
Total invoices issued and unpaid	$8,245	$7,990
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(906)	(1,233)
Gross accounts receivable	7,339	6,757
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$7,239	$6,657

The activity in our allowance for doubtful accounts has been as follows ($ in thousands):

	Year Ended December 31,
	2019	2018
Balance, beginning of period	$100	$278
ASC 606 Adjustment	-	(100)
Provision for doubtful accounts	63	(88)
Accounts written off	(63)	10
Balance, end of period	$100	$100

4.     Property and Equipment, Net

Property and equipment, at cost, and the related accumulated depreciation consist of the following ($ in thousands):

	December 31,
	2019	2018
Furniture and fixtures	$828	$835
Software	669	669
Equipment	1,621	1,558
Leasehold improvements	559	559
	3,677	3,621
Less accumulated depreciation	(3,403)	(3,222)
Property and equipment, net	$274	$399

5.     Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activity were as follows ($ in thousands):

	December 31,
	2019	2018
Gross capitalized cost	$11,529	$10,454
Accumulated amortization	(8,879)	(7,321)
Net balance	$2,650	$3,133

	Year Ended December 31,
	2019	2018
Amount capitalized	$1,074	$1,276
Amortization expense	$(1,557)	$(1,929)

	Released	Unreleased
	Products	Products

Gross capitalized at December 31, 2019	$10,255	$1,274
Accumulated amortization	(8,879)	-
Net balance	$1,376	$1,274

Future amortization expense for the year ending December 31,
2020	$1,064
2021	301
2022	11
Total	$1,376

The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

6.      Deferred Revenue

As described in Note 3 regarding accounts receivable, when our clients agree to purchase or renew M&S services, we bill and invoice our clients at that time which could be before the date we begin delivering those services. In that event, we exclude from deferred revenue (and from the related accounts receivable) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the client as of the date of our consolidated financial statements. Accordingly, we determine our deferred revenue as follows ($ in thousands):

	December 31
	2019	2018
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$19,161	$17,470
Less: Unpaid invoices at December 31 relating to M&S agreements with a start date subsequent to the balance sheet date	(906)	(1,233)
Total deferred revenue at December 31	$18,255	$16,237

Deferred revenue, current portion	$15,683	$13,301
Deferred revenue, non-current portion	2,572	2,936
Total deferred revenue	$18,255	$16,237

7.      Commitments and Contingencies

Leases

We have an operating lease related to our office space. Minimum rental commitments under operating leases at December 31, 2019 are as follows ($ in thousands):

Year Ending December 31,
2020	$420
2021	431
2022	442
2023	453
2024	464
Thereafter	2,133
Total	$4,343

Rent expense under operating leases was $386,000 and $347,000 in 2019 and 2018, respectively.

Supplemental other information related to leases as of and for the year ended December 31, 2019:

Operating lease cost	$386
Weighted-average remaining lease term (years)	9.3
Weighted-average discount rate (%)	5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$395

Severance Payments

We have agreements with key personnel that provide for severance payments to them in the event of a “change in control” of the Company, as defined in those agreements, and their employment is terminated in connection with that change in control. In such event, our aggregate severance payments to those employees would be between approximately $700,000 and $1.5 million depending upon the circumstances.

Legal and Regulatory Matters

On October 12, 2018 and November 30, 2018, the Company received letters (the “Litigation Demand Letters”) from two stockholders demanding that the Company take action to remedy alleged harm caused to the Company, including to remedy alleged breaches of fiduciary duties by certain current and/or former directors and executive officers of the Company. The stockholders alleged, inter alia, that certain current and former directors and executive officers violated their fiduciary duties beginning at least in July 2016 by engaging in an illegal scheme to misrepresent the Company’s performance by falsely reporting accounts receivable, license revenue, total current assets and total assets, total stockholders’ equity, and total liabilities for the year ended December 31, 2016, causing the Company to suffer damages by overstating financial results for the fourth quarter of 2016.

The allegations referenced in the Litigation Demand Letters are related to the claims asserted in the securities class action Anthony Giovagnoli v. GlobalSCAPE, Inc., et. al., Case No. 5:17-cy-00753, previously disclosed in the Company’s Current Report on Form 8-K filed on November 15, 2017 (the “Prior Litigation”).

On November 7, 2018, a special litigation committee (“Special Litigation Committee”) consisting of Dr. Thomas Hicks and Frank Morgan, was formed by the Board to analyze and investigate claims asserted in the October 12, 2018, Litigation Demand Letter and, subsequently, the November 30, 2018 Litigation Demand Letter, and consider claims that could potentially be asserted in stockholder derivative litigation related to facts connected to the claims and allegations in the Prior Litigation and the Litigation Demand Letters (the “Potential Derivative Litigation”). The Board charged the Special Litigation Committee with, among other things, determining what actions are appropriate and in the best interests of the Company, and determining whether it is in the best interests of the Company to pursue, dismiss, or consensually resolve any claims that may be asserted in the Potential Derivative Litigation. The Board determined that each member of the Special Litigation Committee is disinterested and independent with respect to the Potential Derivative Litigation. Among other things, the Special Litigation Committee had the power to retain counsel and advisors, as appropriate, to assist it in the investigation, to gather and review relevant documents relating to the claims, to interview persons who may have knowledge of the relevant information, to prepare a report setting forth its conclusions and recommended course of action with respect to the Potential Derivative Litigation, and to take any actions, including, without limitation, directing the filing and prosecution of litigation on behalf of the Company, as the Special Litigation Committee in its sole discretion deems to be in the best interests of the Company in connection with the Potential Derivative Litigation. The Board resolved that the Special Litigation Committee’s findings and determinations shall be final and not subject to review by the Board and in all respects shall be binding upon the Company.

Between November 2018 and March 2019, the Special Litigation Committee, with the assistance of outside legal counsel to the Special Litigation Committee, conducted an investigation of the Potential Derivative Litigation.

On March 28, 2019, the Special Litigation Committee reported that it had completed its investigation and delivered its recommendation to the Board that the Company should not pursue the Potential Derivative Litigation because, among other things, it would not be in the best interest of the Company to do so.

On April 18, 2019, outside counsel for the Special Litigation Committee informed the two stockholders that sent the Litigation Demand Letters of the Special Litigation Committee’s recommendation and informed the stockholders that the Company would not pursue the Potential Derivative Litigation. The Company is not aware of any subsequent litigation commenced by these two stockholders or any other stockholders concerning claims related to the Potential Derivative Litigation.

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

8.     Notes Payable

In November 2019, we entered into a credit facility with J.P. Morgan Chase Bank, N.A, as Administrative Agent and East West Bank as Syndication Agent consisting of a $50.0 million term loan and a $5 million revolving agreement (the “Loan Agreement”), which is secured by substantially all of our assets. Funds from the term loan were substantially used to fund a special dividend of $3.35 to our common shareholders which was paid on December 5, 2019. The revolving loan may be accessed to fund working capital needs. The loans bear a variable interest rate of LIBOR plus a Term Loan Spread between 3.75% and 2.25%. The amount of the Term Loan Spread is a function of the Company’s Leverage Ratio. Effective January 3, 2020, the Company entered into an Amendment and Waiver No. 1 to the Credit Agreement to increase the amount of the special dividend permitted to be paid to stockholders on December 5, 2019 to accommodate last minute option exercises and to exclude the May 28, 2019 special dividend from the fixed charges calculation.

At December 31, 2019, the principal balance outstanding under the term note payable was $49.4 million and the balance of the revolving note payable was zero.

The aggregate maturities of our notes payable, as of December 31, 2019, are as follows: $5.0 million in 2020, $7.5 million in 2021, $7.5 million in 2022, $10.0 million in 2023, and $19.4 million in 2024.

Interest payments under the credit facility are due monthly. Principal payments are due quarterly. The loans may be prepaid at any time without penalty.

The Loan Agreement contains the following financial covenants:

●     We must not exceed a Total Leverage Ratio of 3.25%. This ratio decreases to 3.0% at September 30, 2020, 2.75% at March 31, 2021 and 2.25% at March 31, 2022. This ratio is defined in the Loan Agreement as the ratio of consolidated total funded indebtedness to consolidated EBITDA minus capitalized software expenditures for the period of the four most recent consecutive fiscal quarters. As of December 31, 2019, this debt service coverage ratio was 2.58.

●     We must maintain a Fixed Coverage Charge Ratio of 1.25%. This ratio is defined in the Loan Agreement as the ratio of consolidated EBITDA minus unfinanced capital expenditures to cash interest expense plus scheduled principal payments made plus taxes paid in cash plus restricted payments made in cash. As of December 31, 2019, this debt to tangible net worth ratio was 4.01.

The Loan Agreement contains customary covenants relating to maintaining legal existence and good standing, complying with applicable laws, delivery of financial statements, payment of taxes and maintaining insurance. The Loan Agreement also contains customary events of default including the failure to make payments of principal and interest, the breach of any covenants, the occurrence of a material adverse change, and certain bankruptcy and insolvency events. Additionally, we may be restricted from declaring dividends if an Event of Default exists, or if immediately prior to and after giving effect of such dividend it would cause us to exceed our maximum Total Leverage Ratio, or fall below our minimum Fixed Charge Coverage Ratio.

The following table represents the components of our long-term debt disclosed on the consolidated balance sheet as of December 31, 2019.

December 31,
2019
Credit facility	$49,375
Unamortized debt issuance costs	(2,055)
Total long-term debt	47,320

Less current portion of long-term debt	4,575

Total long-term debt, non-current portion	$42,745

Interest rate	5.5%

9.     Stock Options, Restricted Stock and Share-Based Compensation

We have granted stock-based incentive awards to our officers and employees under long-term equity incentive plans that originated in 2000, 2006, 2010, 2015 and 2016. We currently issue stock-based awards to our officers and employees under the 2015 Non-Employee Directors Long-Term Equity Incentive Plan (“2015 Directors Plan”) and 2016 Employee Long-Term Equity Incentive Plan (“2016 Employee Plan”). The 2015 Directors Plan and 2016 Employee Plan authorize the issuance of up to 500,000 and 5,000,000 shares of common stock for stock-based incentives, including stock options and restricted stock awards, respectively. As of December 31, 2019, stock-based incentives for up to 80,000 and 2,695,928 shares remained available for issuance in the future under these plans, respectively.

Under these stock-based compensation plans we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of the Board of Directors. Our share-based compensation expense was as follows ($ in thousands):

	Year Ended December 31,
	2019	2018
Share-based compensation expense	$2,415	$1,269

Stock Options

During 2019 and 2018, we granted stock options only under the 2016 Employee Plan.

Provisions and characteristics of the options granted to our officers and employees under our long-term equity incentive plans include the following:

●	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of the Board of Directors.
●	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
●

Stock options we issue generally become exercisable ratably over a three-year period or following a four year period, expire ten years from the date of grant, and are exercisable for a period of ninety days after the end of employment.

●	Upon exercise of a stock option, we issue new shares from the shares of common stock we are authorized to issue.

Our stock option activity has been as follows:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Terms	Value
			(Years)	(000's)
Outstanding at December 31, 2017	2,585,210	$3.34	6.77	$1,015

2018
Granted	1,052,737	$3.87
Forfeitures	(896,479)	$3.58
Exercised	(205,148)	$2.55
Outstanding at December 31, 2018	2,536,320	$3.53	6.97	$2,464

2019
Granted	716,500	$8.01
Forfeitures	(360,006)	$2.95
Exercised	(1,329,030)	$3.46
Outstanding at December 31, 2019	1,563,784	$5.78	8.69	$6,372

Exercisable at December 31, 2019	348,979	$3.92	7.72	$2,062

Additional information about our stock options is as follows:

	2019	2018
Weighted average fair value of options granted during the year	$3.31	$1.57
Intrinsic value of options exercised during the year	$10,268,977	$266,010
Cash received from stock options exercised during the year	$4,604,137	$522,189

Number of options that vested during the year	903,390	555,574
Fair value of options that vested during the year	$1,435,882	$929,480

Unrecognized compensation expense related to non-vested options at end of year	$2,621,209	$1,874,762
Weighted average years over which non-vested option expense will be recognized	2.83	2.60

Plan	Shares outstanding
2010 Employee LT Equity Incentive Plan	50,638
2016 Employee LT Equity Incentive Plan	1,513,146
Total shares outstanding at December 31, 2019	1,563,784

As of December 31, 2019
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$1.43 - $2.35	13,004	2.89	$1.75	13,004	$1.75
$2.39 - $3.59	227,614	8.14	$3.46	75,653	$3.31
$3.60 - $5.90	622,666	8.27	$4.13	260,322	$4.21
$6.83 - $10.40	684,500	9.34	$7.98	-	$-
$10.70 - $13.29	16,000	9.75	$12.03	-	$-
Total options	1,563,784			348,979

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2019	2018
Expected volatility	47%	48%
Expected annual dividend yield	1.5%	1.5%
Risk free rate of return	2.22%	2.88%
Expected option term (years)	6.23	5.33

Restricted Stock Awards

Prior to the fourth quarter of 2019 we issued restricted stock only from the 2015 Directors Plan. During the fourth quarter of 2019, 124,079 shares of restricted stock were granted under the 2016 Employee Plan. Provisions and characteristics of these plans include the following:

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

●	Restricted shares participate in dividend payments and may be voted.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested

Restricted Shares Outstanding at December 31, 2017	80,000	$4.24

2018
Shares granted with restrictions	100,000	$4.06
Shares vested and restrictions removed	(80,000)	$4.24	$297,600
Restricted Shares Outstanding at December 31, 2018	100,000	$4.06

2019
Shares granted with restrictions	204,079	$9.27
Shares vested and restrictions removed	(120,000)	$4.86	$1,283,600
Restricted Shares Outstanding at December 31, 2019	184,079	$9.32

At December 31, 2019, we had $1,356,423 of unrecognized compensation expense related to non-vested stock awards. We expect to recognize that expense in the future over a weighted-average period of forty-one months.

10.     Income Taxes

The components of our income tax expense (benefit) consist of the following (amounts in thousands):

	2019			2018
	Current	Deferred	Total	Current	Deferred	Total
Federal	$1,685	$53	$1,738	$993	$(21)	$972
State	378	(151)	227	238	17	255
Total	$2,063	$(98)	$1,965	$1,231	$(4)	$1,227

The difference between income tax expense and the amount computed by applying the federal statutory income tax rate of 21% for 2019 and 2018 to income before income taxes consists of the following (amounts in thousands):

	Year Ended December 31,
	2019	2018
Income tax expense at federal statutory rate	$3,199	$1,025

Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	128	218
Stock based compensation	(1,585)	182
R&D tax credit uncertain tax position (net)	(89)	(46)
Research and development credit	-	(72)
Executive compensation	461	-
Foreign derived intangible income	(184)	(105)
Other	35	25
Income tax expense per the statement of operations	$1,965	$1,227

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in our consolidated financial statements. The components of our deferred income tax assets and liabilities are as follows (amounts in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$672	$809
Right-of-use operating lease asset	609	-
Share-based compensation	200	329
Compensation and benefits	123	49
Texas franchise tax R&D credit	150	194
Allowance for doubtful accounts	37	37
State deferred tax asset	45	45
Tangible assets	24	-
Accrued expenses not deducted for tax	8	6
Valuation allowance	-	(194)
Total deferred tax assets	1,868	1,275

Deferred tax liabilities:
Right-of-use operating lease liability	610	-
Intangible assets	567	667
Deferred expenses	198	213
Total gross deferred tax liabilities	1,375	880

Net deferred tax assets	$493	$395

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

As of December 31, 2019, we have Texas Research and Development tax credit carryforwards of $150,000. These carryforwards expire in years 2034 through 2039.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows (amounts in thousands):

	2019	2018
Balance, beginning of year	$113	$158
Increases for tax positions related to the current year	-	-
Increases for tax positions related to prior years	-	2
Decreases for tax positions due to expiring statutes	(89)	(47)
Balance, end of year	$24	$113

Our unrecognized tax benefit is related to research and development credits taken on our U.S. income tax returns for 2017 and the uncertainty related to the realization of a portion of those credits based on prior experience. We believe it reasonably possible that we will not recognize any of our unrecognized tax benefits at least through December 31, 2021. If we realized and recognized any of our unrecognized tax benefits such benefits would reduce our effective tax rate in the year of recognition.

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At December 31, 2019, no interest or penalties have been or are required to be accrued. Our open tax years are 2016 and forward for our federal income tax returns and 2015 and forward for most of our state income tax returns. We do not file, and are not required to file, any foreign income tax returns.

11.     Earnings Per Share

Earnings per share for the periods indicated were computed as follows (in thousands except per share amounts):

	Year ended December 31,
	2019	2018
Numerators
Numerator for basic and diluted earnings per share:
Net income	$13,267	$3,654

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	17,424	20,721

Dilutive potential common shares
Stock options and awards	1,101	296
Denominator for diluted earnings per share	18,525	21,017

Net income per common share - basic	$0.76	$0.18
Net income per common share – diluted	$0.72	$0.17

Our weighted average shares outstanding has decreased due to the repurchase of our outstanding common stock through a modified Dutch auction tender offer (the “Tender Offer”) and the stock repurchase program announced on October 29, 2018.

12.     Dividends

We paid dividends as follows:

	Year ended December 31,
	2019	2018
Normal dividend per share of common stock	$0.045	$0.045
Special dividend per share of common stock	$3.850	$0.000

13.     Stockholders’ Equity

On August 20, 2018, the Company announced the launch of a tender offer to repurchase for cash up to $15 million in value of outstanding shares of our common stock (the “Tender Offer”). The Tender Offer expired on September 19, 2018 and resulted in the purchase of 4,011,013 shares for an aggregate cost of approximately $16.8 million. Included with the shares accepted for purchase were 439,585 shares that the Company elected to purchase pursuant to the right to increase the size of the Tender Offer by up to 2.0% of the Company’s outstanding common stock. On October 29, 2018, the Board of Directors authorized a stock repurchase program in compliance with Rules 10b5-1(c)(1)(i)(B) and 10b-18 under the Exchange Act, which resulted in the purchased of an additional 896,348 shares at an approximate cost of $4.0 million.

14.     Employee Benefit Plan

We provide our employees a 401(k) plan under which we make employer matching contributions in amounts determined by our Board of Directors. Our matching contributions were $141,000 and $132,000, for 2019 and 2018, respectively.

15.          Segment and Geographic Disclosures

We view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from clients and partners located in the United States accounted for approximately 76% and 74% of our total revenues for 2019 and 2018, respectively.  The remaining revenues were from clients and partners located in foreign countries, and each individual foreign country accounted for less than 10% of total revenues in each of those years.  We attribute revenue to countries based on the country in which the client or partner is located. We have no property or equipment located outside the United States.

16.          Concentration of Business Volume and Credit Risk

Our cash and cash equivalents are on deposit in banks and are collectively insured by the Federal Deposit Insurance Corporation for $750,000. Our balances in excess of that amount are not insured. We may withdraw our cash deposits upon demand. We maintain our cash with multiple financial institutions of reputable credit to minimize our risk of loss.

We generally provide credit to our clients under typical invoice payment terms (for example, net 30) that gives rise to trade accounts receivable from those clients. We do not require collateral from our clients. We perform ongoing evaluations of the credit risk related to offering these payment terms. We provide an allowance for uncollectible accounts based on our historical collections experience and the profile of our accounts receivable.

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party channel resellers even though those end users can also purchase those products directly from us. During 2019 and 2018, we earned approximately 16% and 14%, respectively, of our revenue from such sales through our largest, third-party, channel reseller.

In 2019 and 2018, approximately 24% and 26%, respectively, of our revenues resulted from sales to clients in foreign countries.  We received substantially all of our revenues from foreign clients in U.S. dollars resulting in limited exchange rate risks.  Our foreign sales are concentrated mostly in Canada, Western Europe and Latin America.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures and concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission . Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Weaver and Tidwell, L.L.P., an independent registered public accounting firm, as stated in their report included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GlobalSCAPE, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited GlobalSCAPE, Inc.’s and its subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements) and our report dated March 16, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

March 16, 2020

Item 9B. Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

GlobalSCAPE has adopted a Code of Ethics that applies to all its employees, including its President and Chief Executive Officer and its Chief Financial Officer.  GlobalSCAPE will provide a copy of its Code of Ethics to any person without charge upon written request to:

Karen J. Young

Chief Financial Officer

GlobalSCAPE, Inc.

4500 Lockhill-Selma, Suite 150

San Antonio, Texas 78249

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14.     Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to GlobalSCAPE’s Proxy Statement for its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements and Schedules

The following financial statements of GlobalSCAPE are included in Item 8:

	●	Consolidated Balance Sheets — December 31, 2019 and 2018

	●	Consolidated Statements of Operations and Comprehensive Income — Years ended December 31, 2019 and 2018

	●	Consolidated Statements of Stockholders’ Equity — Years ended December 31, 2019 and 2018

	●	Consolidated Statements of Cash Flows — Years ended December 31, 2019 and 2018

	●	Notes to Consolidated Financial Statements — December 31, 2019 and 2018

(2)	Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(3)	Exhibits

Exhibit
Number	Description
3.1	Amended Restated Certificate of Incorporation (Filed as Exhibit 3.1 to Form 8-K filed November 17, 2006).

3.2	Amended and Restated Bylaws of the Company effective as of October 30, 2008 (Filed as Exhibit 3.2 to Form 8-K filed November 5, 2008).

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Company effective as of August 6, 2019 (filed as Exhibit 3.1 to Form 10-Q filed August 9, 2019).

4.1	Specimen of Stock Certificate (Filed as Exhibit 4.1 to Form 10-K filed April 2, 2001).

4.2	Description of Registered Securities (Filed herewith).

*10.1	1998 Stock Option Plan as amended May 13, 1999 (Filed as Exhibit 4.2 to Form 10 filed May 12, 2000).

*10.2	2000 Stock Option Plan dated May 8, 2000 (Filed as Exhibit 4.3 to Form 10 filed May 12, 2000).

*10.3

Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Directors to Agree Not to Claim Any Right of Adjustment dated February 4, 2000 (Filed as Exhibit 4.6 to Form 10 filed May 12, 2000).

*10.4	Form of 1998 Stock Option Plan Rights Termination Letter Agreement for Employees and Consultants to Cancel Options dated February 8, 2000 (Filed as Exhibit 4.7 to Form 10 filed May 12, 2000).

*10.5	Form of 1998 Stock Option Plan Rights Termination Letter of Officer to Agree Not to Claim Any Right of Adjustment dated February 8, 2000 (Filed as Exhibit 4.8 to Form 10 filed May 12, 2000).

*10.6	Form of 1998 Stock Option Plan Rights Termination Letter Agreement of Officer to Agree Not to Exercise Options dated February 8, 2000 (Filed as Exhibit 4.9 to Form 10 filed May 12, 2000).

*10.7	Form of 1998 Stock Option Plan Reinstatement and Adjustment Letter for Employees dated December 19, 2000 (Filed as Exhibit 10.17 to Annual Report on Form 10-K filed April 2, 2001).

*10.8	Form of Release and Indemnity Agreement between GlobalSCAPE, Inc. and Employees dated December 19, 2000 (Filed as Exhibit 10.18 to Form 10-K filed April 2, 2001).

*10.9	Form of Incentive Stock Option Agreement under GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.21 to Form 10-K filed April 1, 2002).

*10.10	Form of Non-Qualified Stock Option Agreement under the GlobalSCAPE, Inc. 2000 Stock Option Plan (Filed as Exhibit 10.2 to Form 10-Q filed November 13, 2006)

*10.11	GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 8-K filed June 7, 2007).

*10.12	Form of Non-Statutory Stock Option Agreement under GlobalSCAPE, Inc. 2006 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.1 to Form 10-Q filed November 14, 2007).

*10.13	Form of Employment Agreement for Executive Officers at Vice President-level and above (Filed as Exhibit 10.1 to Form 8-K filed August 19, 2009).

*10.14	GlobalSCAPE, Inc. 2010 Employee Long Term Equity Incentive Plan dated June 3, 2010 (Filed as Appendix A to the Definitive Proxy Statement filed April 22, 2010).

*10.15	Form of Non-Qualified Stock Option Agreement under GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 10, 2015).

*10.16	Form of Employment Agreement dated as of April 1, 2015 by and between GlobalSCAPE and each of Matthew C. Goulet and James W. Albrecht, Jr. (Filed as Exhibit 10.1 to Form 8-K filed on April 1, 2015).

10.17	Form of Indemnification Agreement by and between GlobalSCAPE and each of its directors and named executive officers (Filed as Exhibit 10.1 to Form 8-K filed on May 18, 2015).

*10.18	GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Appendix A to the Definitive Proxy Statement filed April 2, 2015).

*10.19	Form of Restricted Stock Award Agreement pursuant to the GlobalSCAPE, Inc. 2015 Non-Employee Directors Long-Term Equity Incentive Plan (Filed as Exhibit 10.2 to Form 8-K filed on May 18, 2015).

*10.20	Form of Incentive Stock Option Agreement GlobalSCAPE, Inc. 2010 Employee Long-Term Equity Incentive Plan dated June 3, 2010 (Filed as Exhibit 10.1 to Form 8-K filed on February 4, 2016).

10.21	Stock Purchase Agreement dated January 9, 2017 by and between Thomas H Brown, David L. Mann and 210 Capital LLC (filed as Exhibit 10.1 to Form 8-K filed January 9, 2017).

*10.22	Employment Agreement between the Company and Peter S. Merkulov, dated as of October 18, 2017 (filed as Exhibit (d)(2) to Schedule TO-I filed August 22, 2018).

*10.23	Amended and Restated Employment Agreement between the Company and Michael P. Canavan, dated as of April 5, 2019 (filed as Exhibit 10.1 to Form 8-K filed April 5, 2019).

*10.24	Amended and Restated Employment Agreement between the Company and David C. Mello, dated as of April 4, 2019 (filed as Exhibit 10.2 to Form 8-K filed April 4, 2019).

10.25	Severance Agreement and Release of Claims, effective as of August 28, 2018, by and between the Company and Peter Merkulov (filed as Exhibit 10.1 to Form 8-K filed September 4, 2018).

*10.26	GlobalSCAPE, Inc. 2016 Employee Long-Term Equity Incentive Plan (filed as Annex A to Schedule 14A, filed March 31, 2017).

*10.27	Amendment to 2016 Employee Long-Term Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed October 31, 2018).

*10.28	Amended and Restated Employment Agreement between the Company and Karen J. Young, dated as of April 4, 2019 (filed as Exhibit 10.1 to Form 8-K filed April 4, 2019).

*10.29	Employment Agreement between the Company and Robert Alpert, dated as of May 14, 2019 (filed as Exhibit 10.1 to Form 8-K filed May 14, 2019).

*10.30	Credit Agreement, dated November 18, 2019, by and among the Company, the other loan parties party thereto and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.1 to Form 8-K filed November 18, 2019).

*10.31	Amendment and Waiver No. 1 to Credit Agreement, dated January 3, 2020 by and among the Company, the other loan parties party there-to and JPMorgan Chase Bank, N.A. (Filed herewith).

14.1	Code of Ethics (Filed as Exhibit 14.1 to Form 10-K filed March 27, 2008).

21.1	Subsidiaries of GlobalSCAPE, Inc. (Filed as Exhibit 21.1 to Form 10-K filed March 29, 2012).

23.1	Consent of Weaver and Tidwell, L.L.P. (Filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith).

101	Interactive Data File.

* Management Compensatory Plan or Agreement

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in San Antonio, Texas on March 16, 2020.

GlobalSCAPE, Inc.

By:	/s/ Robert H. Alpert
Robert H. Alpert
Chief Executive Officer

Power of Attorney

Each person whose individual signature appears below hereby authorizes and appoints Robert Alpert and Karen Young, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2020.

Signature	Title

/s/ Robert H. Alpert	Chief Executive Officer and Director, Chairman
Robert H. Alpert	(Principal Executive Officer)

/s/ Karen J. Young	Chief Financial Officer
Karen J. Young	(Principal Finance and Accounting Officer)

/s/ David L. Mann	Director
David L. Mann

/s/ Dr. Thomas E. Hicks	Director
Dr. Thomas E. Hicks

/s/ C. Clark Webb	Director
C. Clark Webb