Form 10-Q
period 2020-03-31
GLOBALSCAPE INC
filed 2020-05-11
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of April 30, 2020 there were 18,710,314 shares of common stock outstanding.

GlobalSCAPE, Inc.

Quarterly Report on Form 10-Q

For the Quarter ended March 31, 2020

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

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,289	$4,702
Accounts receivable, net	5,581	7,239
Federal income tax receivable	1,241	1,759
Prepaid and other current assets	1,240	1,366
Total current assets	17,351	15,066

Capitalized software development costs, net	2,609	2,650
Goodwill	12,712	12,712
Deferred tax asset, net	376	493
Property and equipment, net	282	274
Right-of-use asset	2,840	2,905
Other assets	437	459
Total assets	$36,607	$34,559

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$558	$746
Accrued expenses	1,457	1,598
Deferred revenue	15,659	15,683
Long term debt, current portion	5,200	4,575
Total current liabilities	22,874	22,602

Deferred revenue, non-current portion	2,549	2,572
Lease liability	2,833	2,900
Long term debt, non-current portion	40,977	42,745
Other long term liabilities	24	24

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 24,089,814 and 23,890,890 shares issued: 18,710,314 and 18,511,390 outstanding at March 31, 2020 and December 31, 2019, respectively	24	24
Additional paid-in capital	33,421	32,156
Treasury stock, 5,379,500 and 5,379,500 shares, at cost, at March 31, 2020 and December 31, 2019, respectively	(23,087)	(23,087)
Retained earnings (deficit)	(43,008)	(45,377)
Total stockholders’ equity (deficit)	(32,650)	(36,284)
Total liabilities and stockholders’ equity (deficit)	$36,607	$34,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,
	2020	2019

Operating revenues:
Software licenses	$1,995	$2,634
Maintenance and support	7,066	6,076
Professional services	651	703
Total revenues	9,712	9,413
Cost of revenues:
Software licenses	678	609
Maintenance and support	613	532
Professional services	291	293
Total cost of revenues	1,582	1,434
Gross profit	8,130	7,979
Operating expenses:
Sales and marketing	2,075	1,916
General and administrative	1,525	2,019
Legal and professional	615	576
Research and development	311	325
Total operating expenses	4,526	4,836
Income from operations	3,604	3,143
Interest income (expense), net	(774)	24
Income before income taxes	2,830	3,167
Income tax expense	461	747
Net income	$2,369	$2,420
Comprehensive income	$2,369	$2,420

Net income per common share -
Basic	$0.13	$0.14
Diluted	$0.12	$0.14

Weighted average shares outstanding:
Basic	18,613	17,197
Diluted	19,026	17,664

Cash dividends declared per share	$-	$0.015

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(in thousands, except number of shares)
(unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2018	22,441,860	$22	$25,584	$(22,712)	$13,062	$15,956

Purchase of Treasury Stock				(375)		(375)
Shares issued upon exercise of stock options	156,489		519			519
Stock option cash settlement			(445)			(445)
Stock-based compensation expense
Stock options			775			775
Restricted stock			100			100
Common stock cash dividends, $0.015 per share					(259)	(259)
Net Income					2,420	2,420
Balance at March 31, 2019	22,598,349	$22	$26,533	$(23,087)	$15,223	$18,691

Shares issued upon exercise of stock options	55,520		179			179
Stock-based compensation expense
Stock options			197			197
Restricted stock	40,000		377			377
Common stock cash dividends, $0.50 per share					(8,713)	(8,713)
Net Income					3,633	3,633
Balance at June 30, 2019	22,693,869	$22	$27,286	$(23,087)	$10,143	$14,364

Shares issued upon exercise of stock options	57,006		176			176
Stock-based compensation expense
Stock options			321			321
Restricted stock			215			215
Common stock cash dividends, $0.015 per share					(263)	(263)
Net Income					3,580	3,580
Balance at September 30, 2019	22,750,875	$22	$27,998	$(23,087)	$13,460	$18,393

Shares issued upon exercise of stock options	1,060,015	2	3,728			3,730
Stock-based compensation expense
Stock options			288			288
Restricted stock	80,000		142			142
Common stock cash dividends, $3.365 per share					(62,471)	(62,471)
Net Income					3,634	3,634
Balance at December 31, 2019	23,890,890	$24	$32,156	$(23,087)	$(45,377)	$(36,284)

Shares issued upon exercise of stock options	198,924		768			768
Stock-based compensation expense
Stock options			365			365
Restricted stock			132			132
Net Income					2,369	2,369
Balance at March 31, 2020	24,089,814	$24	$33,421	$(23,087)	$(43,008)	$(32,650)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$2,369	$2,420
Items not involving cash at the time they are recorded in the statement of operations:
Provision (recoveries) for doubtful accounts receivable	4	9
Depreciation and amortization	441	410
Share-based compensation	497	875
Amortization of debt issuance costs	107	-
Deferred taxes	117	(15)
Subtotal before changes in operating assets and liabilities	3,535	3,699
Changes in operating assets and liabilities:
Accounts receivable	1,654	1,209
Prepaid and other current assets	126	51
Deferred revenue	(47)	307
Accounts payable	(188)	18
Accrued expenses	(141)	66
Operating lease right-of-use asset	65	-
Other assets	22	38
Operating lease liabilities	(67)	-
Other long-term liabilities	-	(3)
Income tax payable (receivable)	518	588
Net cash provided by operating activities	5,477	5,973
Investing Activities:
Software development costs capitalized	(364)	(201)
Purchase of property and equipment	(44)	(23)
Net cash used in investing activities	(408)	(224)
Financing Activities:
Proceeds from exercise of stock options	768	519
Stock option cash settlement	-	(445)
Purchase of Treasury Stock	-	(375)
Notes payable principle payments	(1,250)	-
Dividends paid	-	(259)
Net cash used in financing activities	(482)	(560)

Net increase in cash	4,587	5,189
Cash at beginning of period	4,702	9,173
Cash at end of period	$9,289	$14,362

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$804	$-
Income tax payments (refunds)	$(192)	$16

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2020 and For the Three Months Then Ended

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

We sell other products that are synergistic to EFT including CuteFTP. Collectively, these products aimed at consumers and small businesses constitute less than 2% of our total revenue. We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

Throughout these notes unless otherwise noted, our references to the 2020 quarter and the 2019 quarter refer to the three months ended March 31, 2020 and 2019, respectively.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X, “Interim Financial Statements”, as prescribed by the United States Securities and Exchange Commission, or the SEC. Accordingly, they do not include all information and footnotes required under United States generally accepted accounting principles, or GAAP, for complete financial statements. In the opinion of management, all accounting entries necessary for a fair presentation of our financial position and results of operations have been made. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The information included in this Report should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020, which we refer to as the 2019 Form 10-K, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations also included in our 2019 Form 10-K and in this Report.

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

Index

The activity in our deferred revenue balances has been as follows ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Deferred revenue, beginning of period	$18,255	$16,237
Deferred revenue resulting from new contracts with customers	7,731	7,102
Deferred revenue at the beginning of the period that was amortized to revenue	(6,821)	(5,631)
Deferred revenue arising during the period that was amortized to revenue	(957)	(1,164)
Deferred revenue, end of period	$18,208	$16,544

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

We sell, as stand-alone transactions, renewals of pre-existing M&S contracts, professional services to clients seeking assistance with products they have previously purchased from us, or SaaS subscriptions to clients not requiring any of our other products or services. Accordingly, we are able to estimate the stand-alone selling price of these items based upon our observation of those transactions. Since most of our sales of perpetual software licenses are part of multi-element transactions that also involve M&S and/or professional services, and because the selling price of those licenses can vary significantly among clients, we use the residual approach under FASB Accounting Standards Codification Topic 606, or ASC 606, to estimate the selling price of perpetual software licenses in a multi-element transaction by reference to the total transaction price less the sum of the observable stand-alone selling prices of M&S and/or professional services.

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

Index

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

Our activity in deferred costs of obtaining a contract to deliver goods and services has been as follows ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Deferred expense, beginning of period	$943	$1,009
Deferred expense resulting from new contracts with customers	218	179
Deferred expense amortized to expense	(228)	(209)
Deferred expense, end of period	$933	$979

At March 31, 2020, $582,000 was recorded in prepaid and current other assets and $351,000 was recorded in noncurrent other assets in our condensed consolidated balance sheet. At December 31, 2019, we had $577,000 recorded in prepaid and other current assets and $366,000 recorded in noncurrent other assets in our condensed consolidated balance sheet.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which are generally accounted for separately. On April 18, 2019, the Company signed a new operating lease for our existing office space location. The lease is for a period of 10 years at an average annual rent of $462,000 beginning May 1, 2019. We recorded a right-of-use asset and lease liability of approximately $3 million at the commencement of the lease.

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

Index

As of March 31, 2020, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a nonrecurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, capitalized software and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, approximates fair value due to the short term maturity of these instruments, all of which mature within 12 months.

The carrying amount of our notes payable, including the current portion, as of March 31, 2020 was $48,125,000. This carrying value approximates fair value based on interest rates that are currently available to us for issuance of debt with similar terms and maturities.

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

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, or ASC 350, as amended by ASU 2017-04, Simplifying the Test for Goodwill Impairment (effective January 1, 2020, as described in recent accounting pronouncements below). Goodwill is not amortized. Annually, we test goodwill for impairment at the reporting unit level using December 31 as the measurement date, and will also evaluate throughout the year if any indicators of a potential impairment are identified. We operate as a single reporting unit with $12,712,000 of goodwill. As of March 31, 2020 and December 31, 2019, this single reporting unit had a negative carrying value.

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

Index

If, after assessing the totality of these qualitative events and circumstances, we determine it is not more likely than not that the fair value of our reporting unit is less than its carrying amount, we conclude there is no impairment of goodwill and perform no further testing, in accordance with GAAP. If we conclude otherwise, we proceed to perform a quantitative goodwill impairment test to identify both the existence of impairment and the amount of impairment loss. In a quantitative test, the fair value of a reporting unit is compared to its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered unimpaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

As of December 31, 2019, after assessing the totality of the relevant events and circumstances, we determined it not more likely than not that the fair value of our reporting unit was less than its carrying amount. Accordingly, we concluded there was no impairment of goodwill as of that date. There have been no material events (including the recent coronavirus COVID-19 outbreak), or changes in circumstances since that time indicating that the carrying amount of our reporting unit may exceed its fair market value and that interim testing needed to be performed. Additionally, because our single reporting unit has a negative carrying value, reasonable changes in the assumptions used would not indicate impairment.

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

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses. Advertising expense was approximately $59,000 and $51,000 in the 2020 quarter and the 2019 quarter, respectively.

Stock-Based Compensation

We measure the cost of stock-based payment transactions at the grant date based on the calculated fair value of the award. We recognize this cost as an expense ratably over the recipient’s requisite service period during which that award vests or becomes unrestricted.

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

Recent accounting pronouncements

Accounting Standards Update (“ASU”) 2017-04, Intangibles – Goodwill and Other (issued January 2017) - To simplify the subsequent measurement of goodwill, Step 2 was eliminated from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This update also eliminated the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. Therefore, the same impairment assessment applies to all reporting units. An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We adopted ASU 2017-04 effective January 1, 2020, and its adoption did not have material impact on our internal condensed consolidated financial statements.

ASU 2016-13, Financial Instruments – Credit Losses (issued June 2016) - Among the provisions of this ASU is a requirement that assets measured at amortized cost, which includes trade accounts receivable, be presented at the net amount expected to be collected. This pronouncement requires that an entity reflect all of its expected credit losses based on current estimates which will replace the current standard requiring that an entity need consider only past events and current conditions in measuring an incurred loss. We are subject to this guidance effective with the consolidated financial statements we issue for the year ending December 31, 2023, and the quarterly periods during that year. We do not expect the amounts we report as accounts receivable in those future periods under this guidance to be materially affected relative to current guidance.

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

4.	Accounts Receivable, Net

We bill clients and issue invoices when we have delivered goods or services. In addition, when clients agree to purchase or renew M&S services, we bill and invoice clients at that time which could be before the date we begin delivering those services. In that event, we exclude from accounts receivable (and from the related deferred revenue, see Note 6) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the client as of the date of our condensed consolidated financial statements. We continually assess the collectability of our accounts receivable. If we deem it less than probable that we will collect an amount due us, we write-off that balance against our allowance for doubtful accounts. Accordingly, we determine our accounts receivable, net, as follows ($ in thousands):

	March 31, 2020	December 31, 2019
Total invoices issued and unpaid	$6,760	$8,245
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(1,079)	(906)
Gross accounts receivable	5,681	7,339
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$5,581	$7,239

5	Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activities were as follows ($ in thousands):

	March 31,	December 31,
	2020	2019
Gross capitalized cost	$11,893	$11,529
Accumulated amortization	(9,284)	(8,879)
Capitalized software development costs, net	$2,609	$2,650

	Three Months Ended March 31,
	2020	2019
Amount capitalized	$364	$201
Amortization expense	(405)	(353)

Index

	Released	Unreleased
	Products	Products
Gross capitalized amount at March 31, 2020	$11,493	$400
Accumulated amortization	(9,284)	-
Net capitalized cost at March 31, 2020	$2,209	$400

Future amortization expense:
Nine months ending December 31, 2020	1,034
Year ending December 31,
2021	714
2022	424
2023	37
Total	$2,209

The future amortization expense of the gross capitalized software development costs related to unreleased products will be determinable at a future date when those products are ready for general release to the public.

6.	Deferred Revenue

As described in Note 4 regarding accounts receivable, when clients agree to purchase or renew M&S services, we bill and invoice our clients at that time which could be before the date we begin delivering those services. In that event, we exclude from deferred revenue (and from the related accounts receivable) the invoices we have issued for which the M&S services commencement date is in the future and which have not been paid by the client as of the date of our financial statements. Accordingly, we determine our deferred revenue as follows ($ in thousands):

	March 31, 2020	December 31, 2019
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$19,287	$19,161
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(1,079)	(906)
Total deferred revenue	$18,208	$18,255

Deferred revenue, current portion	$15,659	$15,683
Deferred revenue, non-current portion	2,549	2,572
Total deferred revenue	$18,208	$18,255

7.	Notes Payable

In November 2019, we entered into a credit facility with J.P. Morgan Chase Bank, N.A, as Administrative Agent and East West Bank as Syndication Agent consisting of a $50.0 million term loan and a $5 million revolving agreement (the “Loan Agreement”), which is secured by substantially all of our assets. Funds from the term loan were substantially used to fund a special dividend of $3.35 to our common shareholders which was paid on December 5, 2019. The revolving loan may be accessed to fund working capital needs. The loans bear a variable interest rate of LIBOR plus a Term Loan Spread between 3.75% and 2.25%. The amount of the Term Loan Spread is a function of the Company’s Leverage Ratio. Effective January 3, 2020, the Company entered into an Amendment and Waiver No. 1 to the Credit Agreement to increase the amount of the special dividend permitted to be paid to stockholders on December 5, 2019 to accommodate last minute option exercises and to exclude the May 28, 2019 special dividend from the fixed charges calculation. Effective April 13, 2020 the Company entered into Amendment No. 2 to the Credit Agreement which provided consent for the Company to borrow $2.0 million under the U.S. Small Business Administration Payroll Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) (Note 16).

At March 31, 2020, the principal balance outstanding under the term note payable was $48.1 million and the balance of the revolving note payable was zero.

Index

The aggregate maturities of our notes payable, as of March 31, 2020, are as follows: $3.8 million in 2020, $7.5 million in 2021, $7.5 million in 2022, $10.0 million in 2023, and $19.4 million in 2024.

Interest payments under the credit facility are due monthly. Principal payments are due quarterly. The loans may be prepaid at any time without penalty.

The Loan Agreement contains the following financial covenants:

●     We must not exceed a Total Leverage Ratio of 3.25x. This ratio decreases to 3.0x at September 30, 2020, 2.75x at March 31, 2021 and 2.25x at March 31, 2022. This ratio is defined in the Loan Agreement as the ratio of consolidated total funded indebtedness to consolidated EBITDA minus capitalized software expenditures for the period of the four most recent consecutive fiscal quarters. As of March 31, 2020, this debt service coverage ratio was 2.54x.

●           We must maintain a Fixed Coverage Charge Ratio of 1.25x. This ratio is defined in the Loan Agreement as the ratio of consolidated EBITDA minus unfinanced capital expenditures to cash interest expense plus scheduled principal payments made plus taxes paid in cash plus restricted payments made in cash. As of March 31, 2020, this debt to tangible net worth ratio was 2.93x.

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

The following table represents the components of our long-term debt disclosed on the condensed consolidated balance sheet as of March 31, 2020.

March 31,
2020
Credit facility	$48,125
Unamortized debt issuance costs	(1,948)
Total long-term debt	46,177

Less current portion of long-term debt	5,200

Total long-term debt, non-current portion	$40,977

Interest rate	5.4%

8.	Stock Options, Restricted Stock and Stock-Based Compensation

We have granted stock-based incentive awards to our officers and employees under long-term equity incentive plans that originated in 2000, 2006, 2010, 2015 and 2016. We currently issue stock-based awards to our officers and employees under the 2015 Non-Employee Directors Long-Term Equity Incentive Plan (“2015 Directors Plan”) and 2016 Employee Long-Term Equity Incentive Plan (“2016 Employee Plan”). The 2015 Directors Plan and 2016 Employee Plan authorize the issuance of up to 500,000 and 5,000,000 shares of common stock for stock-based incentives, including stock options and restricted stock awards, respectively. As of March 31, 2020, stock-based incentives for up to 80,000 and 2,587,259 shares remained available for issuance in the future under these plans, respectively. The following shares are currently outstanding under our long-term equity incentive plans:

Plan	Shares outstanding
2010 Employee LT Equity Incentive Plan	30,338
2015 Directors Plan	60,000
2016 Employee LT Equity Incentive Plan	1,566,091
Total shares Outstanding at March 31, 2020	1,656,429

Index

Under these stock-based compensation plans we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of our Board of Directors. Our stock-based compensation expense was as follows ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation expense	$497	$875

Stock Options

During the 2020 quarter, we granted stock options only under the 2016 Employee Plan.

Provisions and characteristics of the options granted to our officers and employees under our long-term equity incentive plans include the following:

●	The exercise price, term and other conditions applicable to each stock option or stock award granted are determined by the Compensation Committee of our Board of Directors.
●	The exercise price of stock options is set on the grant date and may not be less than the fair market value per share of our stock at market close on that date.
●

Stock options we issue generally become exercisable ratably over a three-year period or following a four-year period, expire ten years from the date of grant, and are exercisable for a period of ninety days after the end of employment.

●	Upon exercise of a stock option, we issue new shares from the shares of common stock we are authorized to issue.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2019	1,563,784	$5.78	8.69	$6,372
Granted	126,000	$9.62
Forfeited	(17,331)	$7.48
Exercised	(198,924)	$3.86
Outstanding at March 31, 2020	1,473,529	$6.35	8.67	$2,192

Exercisable at March 31, 2020	193,559	$3.96	7.35	$612

Additional information about our stock options is as follows:

	Three Months Ended March 31,
	2020	2019
Weighted average fair value of options granted	$3.94	$2.10
Intrinsic value of options exercised	$1,220,114	$258,101
Cash received from stock options exercised	$767,930	$519,184

Number of options that vested	43,504	626,278
Fair value of options that vested	$71,727	$964,820

Unrecognized compensation expense related to non-vested options at end of period	$2,772,371	$1,112,499
Weighted average years over which non-vested option expense will be recognized	2.81	2.16

Index

As of March 31, 2020
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$1.43 - $2.35	8,004	3.18	$1.78	8,004	$1.78
$2.39 - $3.59	184,776	8.07	$3.49	48,813	$3.40
$3.60 - $5.83	464,249	8.07	$4.14	135,408	$4.27
$5.90 - $8.85	381,500	9.05	$7.13	1,334	$5.90
$8.93 - $13.29	435,000	9.33	$9.31	-	$-
Total options	1,473,529			193,559

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2020	2019
Expected volatility	48%	49%
Expected annual dividend yield	1.50%	1.50%
Risk free rate of return	1.57%	2.52%
Expected option term (years)	6.20	6.00

Restricted Stock Awards

Prior to the fourth quarter of 2019 we issued restricted stock only from the 2015 Directors Plan. Beginning in the fourth quarter of 2019, shares of restricted stock were granted from the 2016 Employee Plan in addition to the 2015 Directors Plan. Provisions and characteristics of these plans include the following:

●	The exercise price, term and other conditions applicable to each stock award granted are determined by the Compensation Committee of our Board of Directors.
●

Restricted stock awards are initially issued as restricted shares with a legend restricting transferability of the shares until the recipient satisfies the vesting provision of the award, after which time the restrictive legend is removed from the shares.

●	Restricted shares participate in dividend payments and may be voted.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2019	184,079	$9.32
Shares granted with restrictions	-	$-
Shares forfeited	(1,179)	$9.54
Shares vested and restrictions removed	-	$-	$-
Restricted shares outstanding at March 31, 2020	182,900	$9.31

Unrecognized compensation expense for non-vested shares as of March 31, 2020
Expense to be recognized in future periods	$1,140,678
Weighted average number of months over which expense is expected to be recognized	42.4

Index

9.	Income Taxes

The components of our income tax expense are as follows ($ in thousands):

	Three months ended March 31,
	2020			2019
	Current	Deferred	Total	Current	Deferred	Total
Federal	$253	$92	$345	$647	$(10)	$637
State	91	25	116	115	(5)	110
Total	$344	$117	$461	$762	$(15)	$747

Deferred income taxes on our consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	March 31,	December 31,
	2020	2019
Deferred tax assets:
Deferred revenue	$545	$672
Right-of-use operating lease asset	595	609
Share-based compensation	254	200
Compensation and benefits	87	123
Texas franchise tax R&D credit	136	150
Allowance for doubtful accounts	37	37
Deferred state income taxes	35	45
Tangible assets	29	24
Accrued expenses not deducted for tax	9	8
Total deferred tax assets	1,727	1,868

Deferred tax liabilities:
Right-of-use operating lease liability	597	610
Intangible assets	558	567
Deferred expenses	196	198
Total deferred tax liabilities	1,351	1,375

Net deferred tax assets	$376	$493

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

As of March 31, 2020, we had Texas Research and Development tax credit carryforwards of $136,000. These carryforwards expire in years 2034 through 2039.

The aggregate changes in the balance of our gross unrecognized tax benefits were as follows ($ in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$24	$113
Increases for tax positions related to the current year	-	-
Increases for tax positions related to prior years	-	-
Decreases for tax positions where the statue has expired	-	-
Balance at end of period	$24	$113

Index

Our unrecognized tax benefit is related to research and development credits taken on our 2017 U.S. income tax return and the uncertainty related to the realization of a portion of those credits based on prior experience. If we realized and recognized any of our unrecognized tax benefits, such benefits would reduce our effective tax rate in the year of recognition.

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At March 31, 2020, no interest or penalties had been or were required to be accrued. We file income tax returns in the US and in various state jurisdictions with varying statues of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2016 with respect to our federal income tax returns and years prior to 2015 with respect to most of our state income tax returns. We do not file, and are not required to file, any foreign income tax returns.

Our income tax expense reconciles to an income tax expense resulting from applying an assumed statutory federal income tax rate of 21% for the 2020 quarter and 2019 quarter to income before income taxes as follows ($ in thousands):

	Three months ended March 31,
	2020	2019
Income tax expense at federal statutory rate	$594	$665
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	97	86
Stock based compensation	(197)	73
Other	3	14
Research and development credit	(9)	(17)
Foreign derived intangible income deduction	(27)	(74)
Income tax expense per the statements of operations	$461	$747

10.	Earnings per Common Share

Earnings per share for the periods indicated were as follows ($ in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Numerators
Numerator for basic and diluted earnings per share:
Net income	$2,369	$2,420

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	18,613	17,197

Dilutive potential common shares
Stock options and awards	413	467
Denominator for diluted earnings per share	19,026	17,664

Net income per common share - basic	$0.13	$0.14
Net income per common share – diluted	$0.12	$0.14

11.	Dividends

The Company did not pay dividends during the 2020 quarter. We paid dividends during the 2019 quarter as follows:

Three Months Ended
March 31, 2019
Dividend per share of common stock	$0.015
Dividend record date	March 11, 2019
Dividend payment date	March 25, 2019

Index

12.	Commitments and Contingencies

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

Our non-cancellable, contractual obligations at March 31, 2020 consisted primarily of the following ($ in thousands):

Operating Lease
2020 (remaining nine months)	$317
2021	431
2022	442
2023	453
2024	464
Thereafter	2,133
Total lease payments	$4,240

Supplemental other information related to leases:

Three Months Ended March 31,
2019
Operating lease cost	$101
Weighted-average remaining lease term (years)	9.1
Weighted-average discount rate (%)	5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103

Index

14.	Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. In the 2020 quarter and 2019 quarter, we earned approximately 18% and 19%, respectively, of our revenue from such sales through our largest third-party channel distributor. As of March 31, 2020, approximately 23% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

15.	Segment and Geographic Disclosures

In accordance with ASC 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from clients and partners located outside the United States accounted for approximately 23% and 28% of our total revenues in the 2020 quarter and 2019 quarter, respectively. Each individual foreign country accounts for less than 10% of total revenue in all periods.  We attribute revenues to countries based on the country in which the client or partner is located. We have no Company offices located in a foreign country and none of our property and equipment was located in a foreign country as of March 31, 2020.

16.	Subsequent Events

On April 7, 2020 we entered into an agreement with EastWest Bank to borrow $1,987,700 under the U.S. Small Business Administration Payroll Protection Program authorized by the CARES Act. Following receipt of the loan proceeds, we evaluated our access to credit through other sources of funding and determined to repay the funds borrowed under the CARES Act. On May 5, 2020, we returned the $1,987,700 in proceeds from the loan, which was not used by the Company.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q (this “Quarterly Report”) of GlobalSCAPE, Inc. and its wholly-owned subsidiary (collectively referred to as “GlobalSCAPE”, the “Company”, “we” or “our”), and any documents incorporated by reference herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). “Forward-looking statements” are those statements that are not of historical fact but describe management’s beliefs and expectations. We have identified many of the forward-looking statements in this Quarterly Report by using words such as “anticipate,” “believe,” “could,” “estimate,” “may,” “expect,” “potentially” and “intend.” Although we believe these expectations are reasonable, our operations involve a number of risks and uncertainties, including those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”) and other documents filed with the Securities and Exchange Commission (the “SEC”). Therefore, GlobalSCAPE’s actual results of operations and financial condition in the future could differ materially from those discussed in this Quarterly Report.

In the following discussion, our references to the 2020 quarter and the 2019 quarter refer to the three months ended March 31, 2020 and 2019, respectively.

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

Our MFT products are based upon our Enhanced File Transfer (“EFT”) platform. This on-premise and cloud-based delivery platform emphasizes secure and efficient data exchange for virtually any organization. It enables business partners, clients and employees to share information safely and securely. The EFT platform provides enterprise-level security while automating the integration of back-end systems which are features often missing from traditional file transfer software. The EFT platform features built-in regulatory compliance, governance, and visibility controls to maintain data safety and security. It can replace legacy systems, homegrown servers, expensive leased lines and virtual area networks. The EFT platform promotes ease of administration while providing the detailed capabilities necessary for complete control of a file transfer system.

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

We earn most of our revenue from the sale of products and services that are part of our EFT platform. Clients can purchase the capabilities of our EFT platform in two ways:

●

Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers that they own and/or manage. Our brand name for this product is EFT. Almost all clients who purchase EFT also purchase a maintenance and support (“M&S”) contract for which they pay us an annual recurring fee. Most of the revenue we have earned from our EFT platform products has been from sales of perpetual software licenses and related M&S.

●

As a software-as-a-service, or SaaS, under which they pay us ongoing fees to access the capabilities of the EFT platform in the cloud. In January 2018, we introduced EFT Arcus, our SaaS offering of the EFT platform for which users pay a base monthly subscription fee plus an additional variable amount determined based upon their metered usage of EFT Arcus resources.

We sell other products that are synergistic to our EFT platform including CuteFTP. Collectively, these products constituted less than 2% of our total revenue in the 2020 quarter. Clients pay a one-time fee to purchase these products under a perpetual software license. Some clients also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

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

During the 2020 quarter, license revenue from our EFT platform products decreased 24%. The decline is primarily attributable to a slowdown in deal velocity as companies around the globe began to evaluate the effects of COVID-19 and started shifting to remote workforces.  We believe some clients and prospects decided to defer their buying decisions to a later period. Economic downturns or other adverse economic conditions, including but not limited to, public health crises that reduce economic activity (including the recent coronavirus COVID-19 outbreak) could have an adverse effect on spending on information technology projects since in such environments, prospects and clients may reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

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

See “Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2020 and 2019” for a discussion of trends in our revenue growth that we monitor using this metric.

Adjusted EBITDA (Non-GAAP Measurement)

We utilize Adjusted EBITDA (Earnings Before Interest, Taxes, Total Other Income/Expense, Depreciation, Amortization, and Stock-Based Compensation Expense) to provide us a view of income and expenses that is supplemental and secondary to our primary assessment of net income as presented in our condensed consolidated statement of operations and comprehensive income. We use Adjusted EBITDA to provide another perspective for measuring profitability that does not include the effects of the following items:

●	Expenses that typically do not require us to pay them in cash in the current period (such as depreciation, amortization and stock-based compensation);
●	The cost of financing our business; and
●	The effects of income taxes.

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

Index

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net Income	$2,369	$2,420
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	461	747
Interest (income) expense, net	774	(24)
Depreciation and amortization:
Total depreciation and amortization	441	410
Stock-based compensation expense	497	875
Adjusted EBITDA	$4,542	$4,428

See “Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2020 and 2019” for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

We earn over 97% of our revenue from the sale of MFT products and services that are part of our EFT platform. We have multiple revenue streams from the EFT platform that include:

●

Perpetual software licenses under which clients pay a one-time fee for the right to install our products in their information systems environment on computers they manage and either own or otherwise procure from a cloud services provider, including deploying our products at a cloud services provider in a bring-your-own-license, or BYOL, environment. Our brand name for this product is EFT. Historically, most of the revenue we have earned from our EFT platform products has been from sales of EFT perpetual software licenses and related M&S.

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

We sell other products that are synergistic to our EFT platform including CuteFTP. Collectively, these products constituted less than 2% of our total revenue in the 2020 quarter. Clients pay a one-time fee to purchase these products under a perpetual software license. Some clients also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

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

Index

EFT Platform – Delivery Offerings

Our clients can purchase the capabilities of our EFT platform in two ways:

●

Under a perpetual software license for which they pay a one-time fee and under which they typically install our product on computers that they own and or manage. The EFT platform purchased in this manner can also be used in a bring-your-own-license environment hosted by major cloud providers such as Amazon Web Services or Microsoft Azure. Almost all clients who purchase a perpetual license to use the EFT platform also purchase an M&S contract for which they pay us a recurring fee that is typically 20% to 30% of the perpetual license fee per year.

●

As a SaaS under which the client pays us monthly subscription and usage fees to access the capabilities of the EFT platform in the cloud. Our brand name for this product is EFT Arcus. We introduced this product in January 2018. We have not yet earned significant revenue from the SaaS offering of our EFT platform.

File Transfer Solution for Consumers - CuteFTP

CuteFTP is our original product introduced in 1996. It is a file transfer program generally used by individuals and small businesses. It generates incremental revenue for us at a relatively low cost. We will continue selling CuteFTP as a stand-alone product and providing M&S services to clients, but will not invest significantly in enhancing or marketing the product.

Professional Services

We offer a wide range of professional services to complement our on-premises and SaaS solutions. These services can include:

●	System integration and implementation

●	Business process and workflow planning

●	Policy development

●	Education and training

●	Solution health checks

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

Most of our M&S contracts are for one year although we also sell multi-year contracts. M&S is purchased by substantially all buyers of our EFT platform as well as by many clients who purchase our other products. Clients with M&S contracts pay us a recurring, annual fee that is typically 20% to 30% of the software license price. A majority of our clients with M&S contracts renew them each year.

Employees

Our workforce is organized as follows:

	March 31,
Department	2020	2019
Sales and Marketing	44	39
Engineering	14	9
Professional Services	6	6
Customer Support	24	23
Management and Administration	18	15
Total	106	92

Index

Solution Perspective and Trends

The components of our revenue are as follows ($ in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	Percent of Total	Amount	Percent of Total

Revenue By Type
License	$1,995	20.5%	$2,634	28.0%
M&S	7,066	72.8%	6,076	64.5%
Professional Services	651	6.7%	703	7.5%

Total Revenue	$9,712	100.0%	$9,413	100.0%

Revenue by Product Line
License
EFT Platform	$1,950	97.7%	$2,584	98.1%
Other	45	2.3%	50	1.9%

Total License Revenue	1,995	100.0%	2,634	100.0%

M&S
EFT Platform	6,930	98.1%	5,868	96.6%
Other	136	1.9%	208	3.4%

Total M&S Revenue	7,066	100.0%	6,076	100.0%

Professional Services (all EFT Platform)	651	100.0%	703	100.0%

Total Revenue
EFT Platform	9,531	98.1%	9,155	97.3%
Other	181	1.9%	258	2.7%

Total Revenue	$9,712	100.0%	$9,413	100.0%

Revenue from our EFT platform products increased 4% for the 2020 quarter compared to the 2019 quarter. Revenue for our other product lines decreased 30% for the 2020 quarter compared to the 2019 quarter, which is consistent with our expectations as discussed below. For a more detailed discussion of these revenue trends, see “Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2020 and 2019”.

Liquidity and Capital Resources

Our total cash, cash equivalents and working capital positions were as follows ($ in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$9,289	$4,702

Current assets	$17,351	$15,066
Current liabilities	(22,874)	(22,602)
Working capital	$(5,523)	$(7,536)

Index

When assessing our liquidity and capital resources, we consider the following factor:

●

Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy by providing services in the future to our clients as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability although we will incur operating expenses in the future as we deliver those M&S services.

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Three Months Ended March 31,
	2020	2019
Operating activities	$5,477	$5,973
Investing activities	(408)	(224)
Financing activities	(482)	(560)

Our cash provided by operating activities decreased during the 2020 quarter compared to the 2019 quarter primarily due to the following factors:

●

Stock-based compensation increasing $497,000 in the 2020 quarter compared to $875,000 in the 2019 quarter primarily due to the expense related to the accelerated vesting of options granted to our former Chief Executive Officer who passed away unexpectedly in March 2019. The vesting acceleration was pursuant to the terms of the applicable option agreements.

●

Deferred revenue decreasing $47,000 in the 2020 quarter compared to increasing $307,000 in the 2019. The increase in the 2019 quarter was primarily the result of improved processes implemented to better capture M&S renewals. The small decline in the 2020 quarter is due primarily to the completion of certain efforts to improve operational processes.

●	Accounts payable decreasing $188,000 in the 2020 quarter compared to increasing $18,000 in the 2019 quarter due to normal variations in the timing of payment to our vendors.

●	Accrued expenses decreasing $141,000 in the 2020 quarter compared to increasing $66,000 in the 2019 quarter due primarily to variations in the timing of our payroll related liabilities.

Offset by:

●

Accounts receivable decreasing $1.7 million in the 2020 quarter compared to decreasing $1.2 million in the 2019 quarter due primarily to increased customer collections in the 2020 quarter compared to the 2019 quarter.

The amount of cash we used for investing activities during the 2020 quarter increased compared to the 2019 quarter due primarily to an increase in our capitalized software development costs.

Index

Financing activities used less cash during the 2020 quarter than during the 2019 quarter primarily due to:

●

A one-time payment in the 2019 quarter of $445,000 (net of tax benefit) to our former Chief Financial Officer to terminate certain stock option agreements where no similar event occurred in the 2020 quarter.

●	No stock repurchases in the 2020 quarter compared to the 2019 quarter.

●	No dividend payment made in the 2020 quarter compared to the 2019 quarter.

●	An increase in proceeds received from the exercise of stock options during the 2020 quarter compared to the 2019 quarter.

Offset by:

●	The principal loan payment of $1.25 million made in the 2020 quarter.

Loan Agreement

In November 2019, we entered into a credit facility with J.P. Morgan Chase Bank, N.A, as Administrative Agent and East West Bank as Syndication Agent consisting of a $50.0 million term loan and a $5 million revolving agreement (the “Loan Agreement”). Funds from the term loan were substantially used to fund a special dividend of $3.35 to our common shareholders which was paid on December 5, 2019. The revolving loan may be accessed to fund working capital needs. The loans bear a variable interest rate of LIBOR plus a Term Loan Spread between 3.75% and 2.25%. The amount of the Term Loan Spread is a function of the Company’s Leverage Ratio. Effective January 3, 2020, the Company entered into an Amendment and Waiver No. 1 to the Credit Agreement to increase the amount of the special dividend permitted to be paid to stockholders on December 5, 2019 to accommodate last minute option exercises and to exclude the May 28, 2019 special dividend from the fixed charges calculation. Effective April 13, 2020, the Company entered into Amendment No. 2 to the Credit Agreement which provided formal consent for the Company to borrow $2.0 million under the U.S. Small Business Administration Payroll Protection Program authorized by the CARES Act.

As permitted by the above consent, we entered into an agreement with EastWest Bank to borrow $1,987,700 under the U.S. Small Business Administration Payroll Protection Program authorized by the CARES Act. Following receipt of the loan proceeds, we evaluated our access to credit through other sources of funding and determined to repay the funds borrowed under the CARES Act. On May 5, 2020, we returned the $1,987,700 in proceeds from the loan, which was not used by the Company.

At March 31, 2020, the principal balance outstanding under the term note payable was $48.1 million and the balance of the revolving note payable was zero.

The aggregate maturities of our notes payable, as of March 31, 2020, are as follows: $3.8 million in 2020, $7.5 million in 2021, $7.5 million in 2022, $10.0 million in 2023, and $19.4 million in 2024.

Interest payments under the credit facility are due monthly. Principal payments are due quarterly. The loans may be prepaid at any time without penalty.

The Loan Agreement contains the following financial covenants:

●     We must not exceed a Total Leverage Ratio of 3.25x. This ratio decreases to 3.0x at September 30, 2020, 2.75x at March 31, 2021 and 2.25x at March 31, 2022. This ratio is defined in the Loan Agreement as the ratio of (a) consolidated total funded indebtedness to consolidated EBITDA minus capitalized software expenditures for the period of the four most recent consecutive fiscal quarters. As of March 31, 2020, this debt service coverage ratio was 2.54x.

●           We must maintain a Fixed Coverage Charge Ratio of 1.25x. This ratio is defined in the Loan Agreement as the ratio of consolidated EBITDA minus unfinanced capital expenditures to cash interest expense plus scheduled principal payments made plus taxes paid in cash plus restricted payments made in cash. As of March 31, 2020, this debt to tangible net worth ratio was 2.93x.

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

Index

Contractual Obligations and Commitments

At March 31, 2020, our contractual obligations and commitments consisted primarily of the following items:

●	Obligations outstanding under the Loan Agreement described above.

●

An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $18.2 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our clients as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

●

Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

●	Operating lease for our office space.

●	Federal and state taxes.

Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	$ Change
	$ in thousands

Total revenues	$9,712	$9,413	$299
Total cost of revenues	1,582	1,434	148
Gross profit	8,130	7,979	151
Operating expenses
Sales and marketing	2,075	1,916	159
General and administrative	1,525	2,019	(494)
Legal and professional	615	576	39
Research and development	311	325	(14)
Total operating expenses	4,526	4,836	(310)
Income from operations	3,604	3,143	461
Other income (expense)	(774)	24	(798)
Income before income taxes	2,830	3,167	(337)
Income tax expense	461	747	(286)
Net income	$2,369	$2,420	$(51)

In the discussion below, the percentage changes cited are based on the 2020 quarter amounts compared to the 2019 quarter amounts.

Index

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended March 31,
	2020		2019
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$1,995	20.5%	$2,634	28.0%
M&S	7,066	72.8%	6,076	64.5%
Professional Services	651	6.7%	703	7.5%

Total Revenue	$9,712	100.0%	$9,413	100.0%

Revenue by Product Line
License
EFT Platform	$1,950	97.7%	$2,584	98.1%
Other	45	2.3%	50	1.9%

	1,995	100.0%	2,634	100.0%
M&S
EFT Platform	6,930	98.1%	5,868	96.6%
Other	136	1.9%	208	3.4%

	7,066	100.0%	6,076	100.0%

Professional Services (all EFT Platform)	651	100.0%	703	100.0%

Total Revenue
EFT Platform	9,531	98.1%	9,155	97.3%
Other	181	1.9%	258	2.7%

	$9,712	100.0%	$9,413	100.0%

Our total revenue increased 3%. Revenue from our EFT platform products and services increased 4%. Revenue from our other products that consist of Mail Express, WAFS, CuteFTP, and TappIn decreased to less than 2% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

EFT Platform Products

License revenue from our EFT platform products decreased 24%. The decline is primarily attributable to a slowdown in deal velocity as companies around the globe began to evaluate the effects of COVID-19 and started shifting to remote workforces. We believe some clients and prospects decided to defer their buying decisions to a later period. Economic downturns or other adverse economic conditions, including but not limited to, public health crises that reduce economic activity (including the recent coronavirus COVID-19 outbreak) could have an adverse effect on spending on information technology projects since in such environments, prospects and clients may reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

Index

M&S revenue from our EFT platform products increased 18% primarily due to:

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

Our professional services revenue was $52,000 less for the 2020 quarter compared to the 2019 quarter, a decrease of 7%. This decrease was primarily due to the decreased license revenue from our EFT platform since there generally is a direct relationship between the licenses our customers purchase and their need for professional services.

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

Cost of software license revenue increased 11% and as a percent of software license revenue was 34% in the 2020 quarter compared to 23% in the 2019 quarter. These increases were primarily due to an increase in amortization of capitalized software development costs.

Cost of M&S revenue as a percent of M&S revenue was 9% in both the 2020 quarter and the 2019 quarter. Cost of revenue for M&S in absolute dollars increased by 15%. The increase in absolute dollars was due primarily to an increase in personnel related expenses.

Cost of professional services revenue as a percent of that revenue was 45% in the 2020 quarter as compared to 42% in the 2019 quarter. This variation resulted from the varying scope and mix of the professional services we deliver that can change from period-to-period in response to the circumstances of the client environments in which we are working.

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 21% of total revenue for the 2020 quarter compared to 20% of total revenue for the 2019 quarter. In absolute dollars these expenses increased 8% due primarily to an increase in personnel related expenses.

General and Administrative. These expenses decreased 24% primarily due to a decrease in stock-based compensation expense related to the accelerated vesting of options granted to our former Chief Executive Officer who passed away unexpectedly in March 2019. The vesting acceleration was pursuant to the terms of the applicable option agreements.

Index

Legal and Professional. These expenses increased 7% primarily due to an increase in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation.

Research and Development.  The overall profile of our research and development (“R&D”) activities was as follows ($ in thousands):

	Three Months Ended March 31,
	2020	2019
R&D expense	$311	$325
Capitalized software development costs	364	201
Total resources expended for R&D	$675	$526

Our total R&D expenditures increased 28% between the 2020 and 2019 quarters mainly due to higher personnel related expenses.

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

Other Income (Expense). Other income (expense) consists primarily of interest expense related to our credit facility more fully described in Note 7 of our financial statements.

Income Taxes. Our effective rate differed from the federal statutory tax rate of 21% in the 2020 quarter and 2019 quarter primarily due to:

●	Certain expenses in our condensed consolidated financial statements, such as a portion of meals and entertainment expenses that are not deductible on our federal income tax return.
●	For 2019 a portion of our stock based compensation that is not deductible on our federal income tax return.
●	State income taxes included in income tax expense in our condensed consolidated financial statements.

Offset by:

●

The research and development credit which is a tax credit incentive that serves to reduce the rate at which we pay federal income taxes in exchange for us conducting certain aspects of our business in a manner promoted by the Internal Revenue Code.

●	The foreign derived intangible income deduction which was a part of the 2017 Tax Cuts and Jobs Act that lowered the tax rate for US corporations’ foreign derived intangible income.
●	For 2020 a deduction related to disqualifying disposition of incentive stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer carried out an evaluation of the effectiveness of GlobalSCAPE’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We transitioned to a remote work force effective March 16, 2020 due to the coronavirus COVID-19 outbreak. This transition had no effect on our internal control procedures and there have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2020 that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under “Note 11 – Commitments and Contingencies – Legal and Regulatory Matters” to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Form 10-K filed with the SEC on March 16, 2020. Except as set forth in this Quarterly Report, the risks and uncertainties described in “Item 1A. Risk Factors” of our 2019 Form 10-K have not materially changed. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Our results of operations may be negatively impacted by the coronavirus outbreak.

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. The outbreak of COVID-19 has caused and may continue to cause travel bans or disruptions, and in some cases, prohibitions of non-essential activities, disruption and shutdown of businesses and greater uncertainty in global financial markets. The impact of COVID-19 is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet with actual or potential customers, our end customers deciding to delay or abandon their planned purchases or failing to make payments, the Company to delay, cancel, or withdraw from user and industry conferences and other marketing events, and delays or disruptions in our or our partners’ supply chains. As a result, we may experience extended sales cycles, our ability to close transactions with new and existing customers and partners may be negatively impacted, our ability to recognize revenue from software transactions we do close may be negatively impacted, our demand generation activities, and the efficiency and effect of those activities, may be negatively affected, our ability to provide 24x7 worldwide support to our end customers may be effected, and it has been and, until the COVID-19 outbreak is contained, will continue to be more difficult for us to forecast our operating results. These macroeconomic challenges and uncertainties, including the COVID-19 outbreak, have, and may continue to, put pressure on global economic conditions and overall IT spending and may cause our end customers to modify spending priorities or delay or abandon purchasing decisions, thereby lengthening sales cycles and potentially lowering prices for our solutions, and may make it difficult for us to forecast our sales and operating results and to make decisions about future investments, any of which could materially harm our business, operating results and financial condition.

The COVID-19 pandemic may prevent us from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease or due to shutdowns that are requested or mandated by governmental authorities. For example, we have taken precautionary measures intended to help minimize the risk of the virus to our employees which may disrupt our operations, including temporarily closing our offices and requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at in-person work-related meetings. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to, cybersecurity risks, and impair our ability to effectively manage our business.

Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2020 operating plans. The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5. Other Information.

On April 7, 2020, we entered into an agreement with EastWest Bank to borrow $1,987,700 under the U.S. Small Business Administration Payroll Protection Program authorized by the CARES Act. Effective April 13, 2020, the Company entered into Amendment No. 2 to the Credit Agreement which provided consent for the Company to borrow such funds under the U.S. Small Business Administration Payroll Protection Program authorized by the CARES Act. Following receipt of the loan proceeds, we evaluated our access to credit through other sources of funding and determined to repay the funds borrowed under the CARES Act. On May 5, 2020, we returned the $1,987,700 in proceeds from the loan, which was not used by the Company.

Item 6. Exhibits

(a)	Exhibits

10.1*	Amendment and Waiver No. 2 to Credit Agreement, dated April 15, 2020 by and among the Company, the loan parties party thereto and JPMorgan Chase Bank, N.A.

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File.

*	Filed herewith.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

May 11, 2020	By:	/s/ Karen J. Young
Date		Karen J. Young
Chief Financial Officer