Form 10-Q
period 2020-06-30
GLOBALSCAPE INC
filed 2020-08-10
CIK 1112920

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of July 31, 2020 there were 18,782,318 shares of common stock outstanding.

GlobalSCAPE, Inc.

Quarterly Report on Form 10-Q

For the Quarter ended June 30, 2020

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

EXPLANATORY NOTE

On July 19, 2020, GlobalSCAPE, Inc., a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among Help/Systems, LLC, a Delaware limited liability company (“Parent”), Grail Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), and solely with respect to certain sections therein, HS Purchaser, LLC, a Delaware limited liability company and Help/Systems Holdings, Inc., a Delaware corporation. Pursuant to the Merger Agreement and upon the terms and subject to the conditions thereof, Merger Sub commenced a tender offer (the “Offer”) to purchase any and all of the outstanding shares (the “Shares”) of common stock of the Company, par value $0.001 per share, at a price of $9.50 per Share (the “Offer Price”), subject to any required withholding of taxes, net to the seller in cash without interest, on the terms and subject to the conditions set forth in the Merger Agreement.

Upon the terms and subject to the conditions of the Merger Agreement, Merger Sub commenced the Offer on July 31, 2020. Subject to the terms and conditions set forth in the Merger Agreement, Merger Sub shall, promptly after the expiration of the Offer, accept for payment all Shares validly tendered and not withdrawn pursuant to the Offer (the time at which Shares are first accepted for payment under the Offer, the “Acceptance Time”), and after the Acceptance Time, Merger Sub shall pay the Offer Price for such Shares.

Pursuant to the Merger Agreement, following the consummation of the Offer, and subject to the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), whereupon the separate existence of Merger Sub shall cease, and the Company shall be the surviving corporation of the Merger and a wholly owned subsidiary of Parent. The Merger shall be governed by and effected under Section 251(h) of the Delaware General Corporation Law (the “DGCL”), without a vote of the stockholders of the Company.

At the effective time of the Merger, all remaining outstanding Shares not tendered in the Offer (other than Shares held by Parent or any of its subsidiaries, including Merger Sub, or in the treasury of the Company, or Shares held by stockholders who are entitled to exercise, and properly exercise, appraisal rights with respect to such Shares pursuant to, and who comply in all respects with, the provisions of Section 262 of the DGCL) will be cancelled and converted into the right to receive cash in an amount equal to the Offer Price, without interest, subject to any required withholding of taxes.

The Merger Agreement is more fully described in a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 20, 2020. A copy of the Merger Agreement was filed by the Company as an exhibit to that Current Report. The descriptions herein of the Offer, the Merger and the Merger Agreement do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Merger Agreement filed with that Current Report.

Index

Part I. Financial Information

Item 1. Financial Statements

GlobalSCAPE, Inc.
Condensed Consolidated Balance Sheets
(in thousands except share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,463	$4,702
Accounts receivable, net	6,308	7,239
Federal income tax receivable	1,371	1,759
Prepaid and other current assets	1,296	1,366
Total current assets	21,438	15,066

Capitalized software development costs, net	2,570	2,650
Goodwill	12,712	12,712
Deferred tax asset, net	295	493
Property and equipment, net	265	274
Right-of-use asset	2,864	2,905
Other assets	421	459
Total assets	$40,565	$34,559

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$639	$746
Accrued expenses	1,500	1,598
Deferred revenue	16,500	15,683
Long term debt, current portion	5,825	4,575
Total current liabilities	24,464	22,602

Deferred revenue, non-current portion	2,718	2,572
Lease liability	2,853	2,900
Long term debt, non-current portion	39,208	42,745
Other long term liabilities	24	24

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.001 per share, 10,000,000 authorized, no shares issued or outstanding	-	-
Common stock, par value $0.001 per share, 40,000,000 authorized, 24,161,818 and 23,890,890 shares issued: 18,782,318 and 18,511,390 outstanding at June 30, 2020 and December 31, 2019, respectively	24	24
Additional paid-in capital	33,868	32,156
Treasury stock, 5,379,500 and 5,379,500 shares, at cost, at June 30, 2020 and December 31, 2019, respectively	(23,087)	(23,087)
Retained earnings (deficit)	(39,507)	(45,377)
Total stockholders’ equity (deficit)	(28,702)	(36,284)
Total liabilities and stockholders’ equity (deficit)	$40,565	$34,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Operating revenues:
Software licenses	$2,228	$2,835	$4,223	$5,469
Maintenance and support	7,295	6,602	14,361	12,678
Professional services	508	832	1,159	1,535
Total revenues	10,031	10,269	19,743	19,682
Cost of revenues:
Software licenses	729	731	1,407	1,340
Maintenance and support	607	566	1,220	1,098
Professional services	271	290	562	583
Total cost of revenues	1,607	1,587	3,189	3,021
Gross profit	8,424	8,682	16,554	16,661
Operating expenses:
Sales and marketing	2,062	1,899	4,137	3,815
General and administrative	1,450	1,757	2,974	3,776
Legal and professional	462	222	1,077	798
Research and development	352	275	664	600
Total operating expenses	4,326	4,153	8,852	8,989
Income from operations	4,098	4,529	7,702	7,672
Interest income (expense), net	(628)	30	(1,402)	54
Income before income taxes	3,470	4,559	6,300	7,726
Income tax expense	(31)	926	430	1,673
Net income	$3,501	$3,633	$5,870	$6,053
Comprehensive income	$3,501	$3,633	$5,870	$6,053

Net income per common share -
Basic	$0.19	$0.21	$0.31	$0.35
Diluted	$0.18	$0.20	$0.31	$0.33

Weighted average shares outstanding:
Basic	18,750	17,268	18,681	17,233
Diluted	19,119	18,379	19,072	18,120

Cash dividends declared per share	$-	$0.500	$-	$0.515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statement of Stockholders' Equity (Deficit)
(in thousands, except number of shares)
(unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2018	22,441,860	$22	$25,584	$(22,712)	$13,062	$15,956

Purchase of Treasury Stock				(375)		(375)
Shares issued upon exercise of stock options	156,489		519			519
Stock option cash settlement			(445)			(445)
Stock-based compensation expense
Stock options			775			775
Restricted stock			100			100
Common stock cash dividends, $0.015 per share					(259)	(259)
Net Income					2,420	2,420
Balance at March 31, 2019	22,598,349	$22	$26,533	$(23,087)	$15,223	$18,691

Shares issued upon exercise of stock options	55,520		179			179
Stock-based compensation expense
Stock options			197			197
Restricted stock	40,000		377			377
Common stock cash dividends, $0.50 per share					(8,713)	(8,713)
Net Income					3,633	3,633
Balance at June 30, 2019	22,693,869	$22	$27,286	$(23,087)	$10,143	$14,364

Shares issued upon exercise of stock options	57,006		176			176
Stock-based compensation expense
Stock options			321			321
Restricted stock			215			215
Common stock cash dividends, $0.015 per share					(263)	(263)
Net Income					3,580	3,580
Balance at September 30, 2019	22,750,875	$22	$27,998	$(23,087)	$13,460	$18,393

Shares issued upon exercise of stock options	1,060,015	2	3,728			3,730
Stock-based compensation expense
Stock options			288			288
Restricted stock	80,000		142			142
Common stock cash dividends, $3.365 per share					(62,471)	(62,471)
Net Income					3,634	3,634
Balance at December 31, 2019	23,890,890	$24	$32,156	$(23,087)	$(45,377)	$(36,284)

Shares issued upon exercise of stock options	198,924		768			768
Stock-based compensation expense
Stock options			365			365
Restricted stock			132			132
Net Income					2,369	2,369
Balance at March 31, 2020	24,089,814	$24	$33,421	$(23,087)	$(43,008)	$(32,650)

Shares issued upon exercise of stock options	11,794		35			35
Stock-based compensation expense
Stock options			356			356
Restricted stock	60,210		56			56
Net Income					3,501	3,501
Balance at June 30, 2020	24,161,818	$24	$33,868	$(23,087)	$(39,507)	$(28,702)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income	$5,870	$6,053
Items not involving cash at the time they are recorded in the statement of operations:
Provision for doubtful accounts receivable	4	63
Depreciation and amortization	917	916
Share-based compensation	909	1,449
Amortization of debt issuance costs	213	-
Deferred taxes	198	(159)
Subtotal before changes in operating assets and liabilities	8,111	8,322
Changes in operating assets and liabilities:
Accounts receivable	927	537
Prepaid and other current assets	70	104
Deferred revenue	963	749
Accounts payable	(107)	63
Accrued expenses	(98)	303
Operating lease right-of-use asset	41	42
Other assets	38	9
Operating lease liabilities	(47)	(43)
Other long-term liabilities	-	(4)
Income tax payable (receivable)	388	179
Net cash provided by operating activities	10,286	10,261
Investing Activities:
Software development costs capitalized	(768)	(437)
Purchase of property and equipment	(60)	(32)
Net cash used in investing activities	(828)	(469)
Financing Activities:
Proceeds from exercise of stock options	803	698
Stock option cash settlement	-	(445)
Purchase of Treasury Stock	-	(375)
Notes payable principle payments	(2,500)	-
Dividends paid	-	(8,972)
Net cash used in financing activities	(1,697)	(9,094)

Net increase in cash	7,761	698
Cash at beginning of period	4,702	9,173
Cash at end of period	$12,463	$9,871

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,436	$-
Income tax payments (refunds)	$(187)	$1,491

Supplemental disclosure of noncash activities:
Right-of-use assets obtained in exchange for operating lease obligations	$-	$3,075

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GlobalSCAPE, Inc.

Notes to Condensed Consolidated Financial Statements

As of June 30, 2020 and For the Three and Six

Months Then Ended

(Unaudited)

1.	Nature of Business

GlobalSCAPE, Inc., together with its wholly-owned subsidiary (TappIn, Inc., which was dissolved June 16, 2020) (collectively referred to as the “Company”, “GlobalSCAPE”, “we”, “us” or “our”), provides secure information exchange capabilities for enterprises and consumers through the development and distribution of software, delivery of managed and hosted solutions, and provisioning of associated services. Our solution portfolio facilitates transmission of critical information such as financial data, medical records, client files, vendor files, personnel files, transaction activity, and other similar documents between diverse and geographically separated network infrastructures while supporting a range of information protection approaches to meet privacy and other security requirements. In addition to enabling secure, flexible transmission of critical information using servers, desktop and notebook computers, and a wide range of network-enabled mobile devices, our products also provide clients with the ability to monitor and audit file transfer activities. Our primary product is Enhanced File Transfer, or EFT. We have other products that complement our EFT product.

We sell other products that are synergistic to EFT including CuteFTP. Collectively, these products aimed at consumers and small businesses constitute less than 2% of our total revenue. We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

Throughout these notes unless otherwise noted, our references to the 2020 quarter and the 2019 quarter refer to the three months ended June 30, 2020 and 2019, respectively, and references to the 2020 six months and the 2019 six months refer to the six months ended June 30, 2020 and 2019, respectively.

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

The activity in our deferred revenue balances has been as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deferred revenue, beginning of period	$18,208	$16,544	$18,255	$16,237
Deferred revenue resulting from new contracts with customers	8,827	7,841	16,558	14,943
Deferred revenue at the beginning of the period that was amortized to revenue	(7,009)	(6,164)	(13,830)	(11,796)
Deferred revenue arising during the period that was amortized to revenue	(808)	(1,235)	(1,765)	(2,398)
Deferred revenue, end of period	$19,218	$16,986	$19,218	$16,986

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

We allocate discounts proportionally to all of the components of a multi-element transaction unless the entire discount relates to only one or more, but not all, performance obligations in a contract.

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

Our activity in deferred costs of obtaining a contract to deliver goods and services has been as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Deferred expense, beginning of period	$933	$979	$943	$1,009
Deferred expense resulting from new contracts with customers	226	206	444	385
Deferred expense amortized to expense	(221)	(222)	(449)	(431)
Deferred expense, end of period	$938	$963	$938	$963

At June 30, 2020, $584,000 was recorded in prepaid and current other assets and $354,000 was recorded in noncurrent other assets in our condensed consolidated balance sheet. At December 31, 2019, we had $577,000 recorded in prepaid and other current assets and $366,000 recorded in noncurrent other assets in our condensed consolidated balance sheet.

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

As of June 30, 2020, we did not have any assets measured at fair value on a recurring basis that would require disclosure based on the fair value hierarchy of valuation techniques. In addition, certain non-financial assets and liabilities are to be initially measured at fair value on a nonrecurring basis. This includes items such as non-financial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) and non-financial, long-lived assets measured at fair value for an impairment assessment. In general, non-financial assets and liabilities including goodwill, capitalized software and property and equipment are measured at fair value using Level 3 inputs, which result in management’s best estimate of fair value from the perspective of a market participant, when there is an indication of impairment and are recorded at fair value only when impairment is recognized.

Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and notes payable. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable, approximates fair value due to the short term maturity of these instruments, all of which mature within 12 months.

The principal amount of our notes payable, including the current portion, as of June 30, 2020 was $46,875,000. This carrying value, net of unamortized debt issuance costs, approximates fair value based on interest rates that are currently available to us for issuance of debt with similar terms and maturities.

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

Goodwill

We account for goodwill in accordance with FASB Accounting Standards Codification 350, or ASC 350, as amended by ASU 2017-04, Simplifying the Test for Goodwill Impairment (effective January 1, 2020, as described in recent accounting pronouncements below). Goodwill is not amortized. Annually, we test goodwill for impairment at the reporting unit level using December 31 as the measurement date, and will also evaluate throughout the year if any indicators of a potential impairment are identified. We operate as a single reporting unit with $12,712,000 of goodwill. As of June 30, 2020 and December 31, 2019, this single reporting unit had a negative carrying value.

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

Index

Advertising Expense

We expense advertising costs as incurred as a component of our sales and marketing expenses. Advertising expense was approximately $31,000 and $44,000 in the 2020 quarter and the 2019 quarter, respectively, and $90,000 and $95,000 in the 2020 six months and the 2019 six months, respectively.

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

ASU 2018-15 Internal-Use Software. In August 2018, the FASB issued new guidance that clarifies the accounting for implementation costs in a cloud computing arrangement. The new guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will be effective for us in the first quarter of fiscal 2021. We have evaluated the impact of the adoption of this guidance on our Consolidated Financial Statements and disclosures and have determined that it is not material.

ASU 2019-12 Income taxes. In December 2019, the FASB issued new guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance also clarifies and amends existing guidance to improve consistent application. The standard will be effective for us in our first quarter of fiscal 2023, with early adoption permitted. We are currently evaluating the adoption date and the impact of the adoption of this guidance on our Consolidated Financial Statements and disclosures.

Index

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

	June 30, 2020	December 31, 2019
Total invoices issued and unpaid	$7,537	$8,245
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(1,129)	(906)
Gross accounts receivable	6,408	7,339
Allowance for doubtful accounts	(100)	(100)
Accounts receivable, net	$6,308	$7,239

5.	Capitalized Software Development Costs, Net

Our capitalized software development costs balances and activities were as follows ($ in thousands):

	June 30, 2020	December 31, 2019
Gross capitalized cost	$12,297	$11,529
Accumulated amortization	(9,727)	(8,879)
Capitalized software development costs, net	$2,570	$2,650

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amount capitalized	$404	$236	$768	$437
Amortization expense	(442)	(453)	(848)	(806)

	Released	Unreleased
	Products	Products
Gross capitalized amount at June 30, 2020	$11,828	$469
Accumulated amortization	(9,727)	-
Net capitalized cost at June 30, 2020	$2,101	$469

Future amortization expense:
Six months ending December 31, 2020	657
Year ending December 31,
2021	825
2022	535
2023	84
Total	$2,101

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

	June 30, 2020	December 31, 2019
Total invoiced for M&S contracts for which revenue will be recognized in future periods	$20,347	$19,161
Less: Unpaid invoices relating to M&S contracts with a start date subsequent to the balance sheet date	(1,129)	(906)
Total deferred revenue	$19,218	$18,255

Deferred revenue, current portion	$16,500	$15,683
Deferred revenue, non-current portion	2,718	2,572
Total deferred revenue	$19,218	$18,255

7.	Notes Payable

In November 2019, we entered into a credit facility with J.P. Morgan Chase Bank, N.A, as Administrative Agent and East West Bank as Syndication Agent consisting of a $50.0 million term loan and a $5 million revolving agreement (the “Loan Agreement”), which is secured by substantially all of our assets. Funds from the term loan were substantially used to fund a special dividend of $3.35 to our common shareholders which was paid on December 5, 2019. The revolving loan may be accessed to fund working capital needs. The loans bear a variable interest rate of LIBOR plus a Term Loan Spread between 3.75% and 2.25%. The amount of the Term Loan Spread is a function of the Company’s Leverage Ratio. Effective January 3, 2020, the Company entered into an Amendment and Waiver No. 1 to the Credit Agreement to increase the amount of the special dividend permitted to be paid to stockholders on December 5, 2019 to accommodate last minute option exercises and to exclude the May 28, 2019 special dividend from the fixed charges calculation. Effective April 13, 2020 the Company entered into Amendment No. 2 to the Credit Agreement which provided consent for the Company to borrow $2.0 million under the U.S. Small Business Administration Payroll Protection Program authorized by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Following receipt of the loan proceeds, we evaluated our access to credit through other sources of funding and returned the funds on May 5, 2020.

At June 30, 2020, the principal balance outstanding under the term note payable was $46.9 million and the balance of the revolving note payable was zero.

The aggregate maturities of our notes payable, as of June 30, 2020, are as follows: $2.5 million in 2020, $7.5 million in 2021, $7.5 million in 2022, $10.0 million in 2023, and $19.4 million in 2024.

Interest payments under the credit facility are due monthly. Principal payments are due quarterly. The loans may be prepaid at any time without penalty.

The Loan Agreement contains the following financial covenants:

●           We must not exceed a Total Leverage Ratio of 3.25x. This ratio decreases to 3.0x at September 30, 2020, 2.75x at March 31, 2021 and 2.25x at March 31, 2022. This ratio is defined in the Loan Agreement as the ratio of consolidated total funded indebtedness to consolidated EBITDA minus capitalized software expenditures for the period of the four most recent consecutive fiscal quarters. As of June 30, 2020, this debt service coverage ratio was 2.57x.

●           We must maintain a Fixed Coverage Charge Ratio of 1.25x. This ratio is defined in the Loan Agreement as the ratio of consolidated EBITDA minus unfinanced capital expenditures to cash interest expense plus scheduled principal payments made plus taxes paid in cash plus restricted payments made in cash. As of June 30, 2020, this debt to tangible net worth ratio was 2.69x.

Index

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

The following table represents the components of our long-term debt disclosed on the condensed consolidated balance sheet as of June 30, 2020.

June 30,
2020
Credit facility	$46,875
Unamortized debt issuance costs	(1,842)
Total long-term debt	45,033

Less current portion of long-term debt	5,825

Total long-term debt, non-current portion	$39,208

Interest rate	5.4%

8.	Stock Options, Restricted Stock and Stock-Based Compensation

We have granted stock-based incentive awards to our officers and employees under long-term equity incentive plans that originated in 2000, 2006, 2010, 2015 and 2016. We currently issue stock-based awards to our officers and employees under the 2015 Non-Employee Directors Long-Term Equity Incentive Plan (“2015 Directors Plan”) and 2016 Employee Long-Term Equity Incentive Plan (“2016 Employee Plan”). The 2015 Directors Plan and 2016 Employee Plan authorize the issuance of up to 500,000 and 5,000,000 shares of common stock for stock-based incentives, including stock options and restricted stock awards, respectively. As of June 30, 2020, stock-based incentives for up to 80,000 and 2,581,925 shares remained available for issuance in the future under these plans, respectively. The following shares are currently outstanding under our long-term equity incentive plans:

Plan	Shares outstanding
2010 Employee LT Equity Incentive Plan	23,207
2015 Directors Plan	-
2016 Employee LT Equity Incentive Plan	1,565,642
Total shares Outstanding at June 30, 2020	1,588,849

Under these stock-based compensation plans we have granted, and may grant in the future, incentive stock options, non-qualified stock options, and restricted stock to employees and non-employee members of our Board of Directors. Our stock-based compensation expense was as follows ($ in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation expense	$412	$574	$909	$1,449

Stock Options

During the 2020 six months, we granted stock options only under the 2016 Employee Plan.

Index

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

●	Upon exercise of a stock option, we issue new shares from the shares of common stock we are authorized to issue.

Our stock option activity has been as follows:

		Weighted
		Average	Weighted Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Term in Years	(000's)

Outstanding at December 31, 2019	1,563,784	$5.78	8.69	$6,372
Granted	132,000	$9.56
Forfeited	(18,668)	$7.33
Exercised	(210,718)	$3.81
Outstanding at June 30, 2020	1,466,398	$6.38	8.45	$4,995

Exercisable at June 30, 2020	195,428	$4.14	7.30	$1,096

Additional information about our stock options is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average fair value of options granted	$3.72	$2.78	$3.93	$2.76
Intrinsic value of options exercised	$79,754	$297,289	$1,299,868	$555,390
Cash received from stock options exercised	$35,307	$178,541	$803,238	$697,725

Number of options that vested	14,334	19,669	57,838	645,947
Fair value of options that vested	$33,583	$32,982	$105,310	$997,803

Unrecognized compensation expense related to non-vested options at end of period	$2,511,397	$2,651,482	$2,511,397	$2,651,482
Weighted average years over which non-vested option expense will be recognized	2.61	3.20	2.61	3.20

Index

As of June 30, 2020
		Options Outstanding		Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Underlying	Remaining	Average	Number of	Average
Range of	Shares	Contractual	Exercise	Underlying	Exercise
Exercise Prices	Outstanding	Life	Price	Shares	Price
$2.35 - $3.53	83,649	7.56	$3.35	25,355	$3.13
$3.54 - $5.31	556,916	7.83	$4.03	164,070	$4.14
$5.34 - $8.01	328,833	8.80	$6.81	2,001	$6.99
$8.30 - $12.45	491,000	9.06	$9.20	4,002	$9.26
$13.07 - $19.61	6,000	9.30	$13.21	-	$-
Total options	1,466,398			195,428

We used the following assumptions to determine compensation expense for our stock options using the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected volatility	48%	47%	48%	47%
Expected annual dividend yield	0.00%	1.50%	1.43%	1.50%
Risk free rate of return	0.43%	2.19%	1.52%	2.20%
Expected option term (years)	6.00	4.05	6.19	4.10

The risk free rate of return has seen a significant decrease in the 2020 three months and 2020 six months as a direct result from the decrease in the U.S. Department of Treasury daily treasury yield curve rates in response to economic conditions including COVID-19.

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

●	Restricted shares participate in dividend payments and may be voted.

Our restricted stock awards activity has been as follows:

			Total
		Grant Date	Fair Value of
	Number of	Fair Value	Shares That
	Shares	Per Share	Vested
Restricted shares outstanding at December 31, 2019	184,079	$9.32
Shares granted with restrictions	-	$-
Shares forfeited	(1,418)	$9.54
Shares vested and restrictions removed	(60,210)	$8.85	$576,195
Restricted shares outstanding at June 30, 2020	122,451	$9.54

Unrecognized compensation expense for non-vested shares as of June 30, 2020
Expense to be recognized in future periods	$1,007,577
Weighted average number of months over which expense is expected to be recognized	41.0

Index

9.	Income Taxes

The components of our income tax expense are as follows ($ in thousands):

	Three months ended June 30,						Six months ended June 30,
	2020			2019			2020			2019
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
Federal	$(232)	$60	$(172)	$904	$(130)	$774	$21	$152	$173	$1,550	$(139)	$1,411
State	119	22	141	167	(15)	152	211	46	257	282	(20)	$262
Total	$(113)	$82	$(31)	$1,071	$(145)	$926	$232	$198	$430	$1,832	$(159)	$1,673

Deferred income taxes on our consolidated balance sheet reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows ($ in thousands):

	June 30,	December 31,
	2020	2019
Deferred tax assets:
Deferred revenue	$480	$672
Right-of-use operating lease asset	599	609
Share-based compensation	207	200
Compensation and benefits	130	123
Texas franchise tax R&D credit	120	150
Allowance for doubtful accounts	37	37
Deferred state income taxes	29	45
Tangible assets	31	24
Accrued expenses not deducted for tax	10	8
Total deferred tax assets	1,643	1,868

Deferred tax liabilities:
Right-of-use operating lease liability	601	610
Intangible assets	550	567
Deferred expenses	197	198
Total deferred tax liabilities	1,348	1,375

Net deferred tax assets	$295	$493

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

As of June 30, 2020, we had Texas Research and Development tax credit carryforwards of $120,000. These carryforwards expire in years 2034 through 2039.

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

We record interest and penalty expense related to income taxes as interest and other expense, respectively. At June 30, 2020, no interest or penalties had been or were required to be accrued. We file income tax returns in the US and in various state jurisdictions with varying statues of limitations. We are no longer subject to income tax examination by tax authorities for years prior to 2016 with respect to our federal income tax returns and years prior to 2015 with respect to most of our state income tax returns. We do not file, and are not required to file, any foreign income tax returns.

Our income tax expense reconciles to an income tax expense resulting from applying an assumed statutory federal income tax rate of 21% for the 2020 quarter and 2019 quarter to income before income taxes as follows ($ in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income tax expense at federal statutory rate	$729	$957	$1,323	$1,622
Increase (decrease) in taxes resulting from:
State taxes, net of federal benefit	115	117	213	203
TappIn loss	(787)	-	(787)	-
Stock based compensation	(4)	(56)	(202)	8
Other	2	4	6	27
Research and development credit	(20)	-	(30)	(17)
Foreign derived intangible income deduction	(66)	(96)	(93)	(170)
Income tax expense per the statements of operations	$(31)	$926	$430	$1,673

10.	Earnings per Common Share

Earnings per share for the periods indicated were as follows ($ in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerators
Numerator for basic and diluted earnings per share:
Net income	$3,501	$3,633	$5,870	$6,053

Denominators
Denominators for basic and diluted earnings per share:
Weighted average shares outstanding - basic	18,750	17,268	18,681	17,233

Dilutive potential common shares
Stock options and awards	369	1,111	391	887
Denominator for diluted earnings per share	19,119	18,379	19,072	18,120

Net income per common share - basic	$0.19	$0.21	$0.31	$0.35
Net income per common share – diluted	$0.18	$0.20	$0.31	$0.33

Index

11.	Dividends

The Company did not pay dividends during the 2020 six months. We paid dividends during the 2019 six months as follows:

Three Months Ended
	March 31, 2019	June 30, 2019
Dividend per share of common stock	$0.015	$0.500
Dividend record date	March 11, 2019	May 13, 2019
Dividend payment date	March 25, 2019	May 28, 2019

12.	Commitments and Contingencies

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

Legal and Regulatory Matters

Litigation Relating to the Offer and Merger

On August 3, 2020, Shiva Stein, a purported stockholder of the Company, filed a complaint in the United States District Court of Delaware, captioned Shiva Stein v. GlobalSCAPE, Inc., Robert Alpert, Thomas E. Hicks, David L. Mann, and C. Clark Webb., Civil Action No. 1:20-cv-01035-UNA (the “Stein Complaint”) against the Company and all members of the Board of Directors. Among other things, the Stein Complaint alleges that the Company, and the members of the Board of Directors in their capacity as controlling persons, caused a materially incomplete and misleading Solicitation Statement on Schedule 14D-9 (the “Solicitation Statement”), concerning, among other things, (i) the Company’s financial projections relied upon by the Company’s financial advisor, B. Riley Securities, Inc. (“B. Riley”), in its financial analyses; and (ii) the data and inputs underlying the financial valuation analyses that support the fairness opinion provided by B. Riley, filed on July 31, 2020 with the SEC and disseminated to Company stockholders, rendering the Solicitation Statement false and misleading and in violation of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and related regulations. The Stein Complaint seeks, among other things, an order preliminarily and permanently enjoining proceeding with the tender offer unless and until the allegedly omitted information is disclosed to the Company’s stockholders or, in the event the Offer (as defined and further described below) is consummated, to recover damages resulting from the alleged violations of the Exchange Act by the Company and the members of the Board of Directors.

On August 4, 2020, John Thompson, a purported stockholder of the Company, filed a putative class action complaint in the United States District Court of Delaware, captioned John Thompson, individually and on behalf of all others similarly situated v. GlobalSCAPE, Inc., Robert Alpert, Thomas E. Hicks, David L. Mann, C. Clark Webb, Help/Systems, LLC and Grail Merger Sub, Inc., Civil Action No. 1:20-cv-01039-UNA (the “Thompson Complaint”) against the Company, all members of the Board of Directors, Help/Systems, LLC, a Delaware limited liability company (“Parent”) and Grail Merger Sub, Inc. a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Among other things, the Thompson Complaint alleges that the Company, Merger Sub and the members of the Board of Directors and Parent in their capacity as controlling persons, caused a materially incomplete and misleading Solicitation Statement, concerning, among other things, (i) the Company’s financial projections relied upon by the Company’s financial advisor, B. Riley, in its financial analyses, (ii) the data and inputs underlying the financial valuation analyses that support the fairness opinion provided by B. Riley, filed on July 31, 2020 with the SEC and disseminated to Company stockholders, (iii) the engagement of past services of B. Riley and Stephens Inc., the Company’s financial advisors and (iv) non-disclosure agreements prior to and during the “go-shop” process, rendering the Solicitation Statement false and misleading and in violation of the Exchange Act and related regulations. The Thompson Complaint seeks, among other things, (i) an order enjoining proceeding with the tender offer, (ii) in the event the Offer is consummated, to recover damages resulting from the alleged violations of the Exchange Act by the Company, the members of the Board of Directors, Parent and Merger Sub and (iii) an order directing the Board of Directors to file a Solicitation Statement that does not contain any untrue statements of material fact and that states all material facts required in it or necessary to make the statements contained therein not misleading.

Index

Other Legal and Regulatory Matters

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

Our non-cancellable, contractual obligations at June 30, 2020 consisted primarily of the following ($ in thousands):

Operating Lease
2020 (remaining six months)	$212
2021	431
2022	442
2023	453
2024	464
Thereafter	2,133
Total lease payments	$4,135

Supplemental other information related to leases:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Operating lease cost	$101	$202
Weighted-average remaining lease term (years)	8.8	8.8
Weighted-average discount rate (%)	5%	5%
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$105	$208

Index

14.	Concentration of Business Volume and Credit Risk

In order to leverage the resources of third parties, we make our products available for purchase by end users through third-party, channel distributors even though those end users can also purchase those products directly from us. In the 2020 quarter and 2019 quarter, we earned approximately 18% and 15%, respectively, of our revenue from such sales through our largest third-party channel distributor. During the 2020 six months and the 2019 six months, we earned approximately 18% and 17% of our revenue from such sales, respectively. As of June 30, 2020, approximately 21% of our accounts receivable were due from this channel distributor with payment for substantially all such amounts having been received subsequent to that date.

15.	Segment and Geographic Disclosures

In accordance with ASC 280, Segment Reporting, we view our operations and manage our business as principally one segment. As a result, the financial information disclosed herein represents all of the material financial information related to our principal operating segment.

Revenues derived from clients and partners located outside the United States accounted for approximately 26% and 22% of our total revenues in the 2020 quarter and 2019 quarter, respectively and 24% and 25% for the 2020 six months and 2019 six months, respectively. Each individual foreign country accounts for less than 10% of total revenue in all periods.  We attribute revenues to countries based on the country in which the client or partner is located. We have no Company offices located in a foreign country and none of our property and equipment was located in a foreign country as of June 30, 2020.

16.	Subsequent Events

As set forth in the Explanatory Note to this Quarterly Report on Form 10-Q, on July 19, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Help/Systems, LLC (“Parent”), Grail Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), and solely with respect to certain sections therein, HS Purchaser, LLC and Help/Systems Holdings, Inc. Pursuant to the terms of the Merger Agreement, Merger Sub commenced a tender offer (“Offer”), on July 31, 2020, to purchase any and all of the outstanding shares (the “Shares”) of our common stock, at a price of $9.50 per Share (the “Offer Price”), subject to any required withholding of taxes, net to the seller in cash without interest. Parent and Merger Sub filed an Offer to Purchase with the Securities and Exchange Commission (the “SEC”) on July 31, 2020, as amended on August 4, 2020, and the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC on July 31, 2020.

The consummation of the Offer is subject to, among other things: (i) there being validly tendered and not validly withdrawn prior to the expiration of the Offer a number of Shares which, considered together with all other Shares, if any, beneficially owned by Parent, and its affiliates, but excluding any Shares tendered to guaranteed delivery procedures that have not yet been received, represents at least a majority of the Shares outstanding on a fully diluted basis, (ii) the expiration or termination of any waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the purchase of Shares pursuant to the Offer or the consummation of the Merger (which condition was satisfied on August 4, 2020) , (iii) the absence of any law, judgment, injunction, order or decree by any governmental authority that would make illegal or otherwise prevent or prohibit the consummation of the Offer or the Merger, (iv) that any change, event, effect or development that, individually or in the aggregate, has had or would reasonably be expected to have, a Company Material Adverse Effect (as defined in the Merger Agreement) shall not have occurred, (v) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary exceptions, (vi) the Company’s material compliance with its covenants contained in the Merger Agreement, (vii) the Merger Agreement shall not have been terminated, and (viii) other customary conditions.

Assuming the Offer is consummated in accordance with the Merger Agreement, then, following the consummation of the Offer, and subject to the satisfaction or waiver of the applicable conditions in the Merger Agreement, pursuant to Section 251(h) of the Delaware General Corporation Law, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a direct, wholly owned subsidiary of Parent, without a meeting or vote of the Company’s stockholders.

Index

The Merger Agreement contains representations, warranties and covenants of the parties as customary for transactions of this type. The Company has also agreed to customary covenants governing the conduct of its business, including an obligation to conduct its business in the ordinary course consistent with past practices through the Effective Time. The Merger Agreement contains a “go-shop” provision pursuant to which the Company retains the right to initiate, solicit, propose, induce, receive, evaluate, encourage and engage in discussions and negotiations with respect to alternative acquisition proposals from third parties through August 24, 2020 (the “No-Shop Period Start Date”). The Merger Agreement also contains customary termination provisions for the Company and Parent and provides that, in the event of the termination of the Merger Agreement in connection with a competing acquisition proposal that the Company’s Board of Directors determines is a Superior Proposal (as defined in the Merger Agreement) and in other certain specified circumstances, the Company may be required to pay Parent a termination fee of $5,527,500 or, under certain circumstances prior to the No-Shop Period Start Date, $3,685,000. The Merger Agreement also provides for Parent to pay the Company a reverse termination fee of $11,055,000 under certain circumstances. The Merger Agreement provides that at the Effective Time, each outstanding Company option to purchase Shares under the Company’s equity plans (a “Company Option”), whether vested or unvested, will, without any action on the part of Parent, Merger Sub, the Company or the holder thereof, be cancelled and converted into and will become a right to receive an amount in cash, without interest, equal to the product obtained by multiplying (i) the Merger Consideration (as defined in the Merger Agreement)(less the exercise price per share attributable to such Company Option) by (ii) the total number of shares of Company Common Stock issuable upon exercise in full of such Company Option (the “Option Consideration”). Notwithstanding the foregoing, with respect to any Company Options for which the exercise price per share attributable to such Company Options is equal to or greater than the Merger Consideration, such Company Options will be cancelled without any cash payment being made in respect thereof. The payment of the Option Consideration will be subject to withholding for all required taxes.

The Merger Agreement also provides that at the Effective Time, each outstanding Share of restricted stock granted under the Company’s equity plans (a “Company Restricted Stock”) that, as of immediately prior to the Effective Time, remains subject to any performance-vest, time-vest or other condition(s) that constitutes a “substantial risk of forfeiture” within the meaning of Section 83 of the Internal Revenue Code, which is outstanding immediately prior thereto shall become fully vested as of the Effective Time. Each award of Company Restricted Stock will, without any action on the part of Parent, Merger Sub, the Company or the holder thereof, be cancelled and converted into and will become a right to receive an amount in cash, without interest, equal to the product obtained by multiplying (i) the amount of the Merger Consideration by (ii) the total number of shares of Company Restricted Stock.

Assuming that all conditions to the consummation of the Offer and Merger are satisfied or, where permitted, waived, the Offer and Merger are expected to close in the third quarter of 2020.

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

In the following discussion, our references to the 2020 quarter and the 2019 quarter refer to the three months ended June 30, 2020 and 2019, respectively. Our references to the 2020 six months and the 2019 six months refer to the six months ended June 30, 2020 and 2019, respectively.

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

We sell other products that are synergistic to our EFT platform including CuteFTP. Collectively, these products constituted less than 2% of our total revenue in the 2020 quarter and the 2020 six months. Clients pay a one-time fee to purchase these products under a perpetual software license. Some clients also purchase an M&S contract. We do not offer a SaaS version of these products and have no plans to do so. We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

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

During the 2020 quarter and the 2020 six months, license revenue from our EFT platform products decreased 21% and 23%, respectively. The decline is primarily attributable to a slowdown in deal velocity related to COVID-19.  We believe some clients and prospects decided to defer their buying decisions to a later period. Economic downturns or other adverse economic conditions, including but not limited to, public health crises that reduce economic activity (including the recent coronavirus COVID-19 outbreak) could have an adverse effect on spending on information technology projects since in such environments, prospects and clients may reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

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

See “Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2020 and 2019” and “Comparison of the Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2020 and 2019” for a discussion of trends in our revenue growth that we monitor using this metric.

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

Index

We compute Adjusted EBITDA as follows ($ in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income	$3,501	$3,633	$5,870	$6,053
Add (subtract) items to determine Adjusted EBITDA:
Income tax expense	(31)	926	430	1,673
Interest (income) expense, net	628	(30)	1,402	(54)
Depreciation and amortization	476	506	917	916
Stock-based compensation expense	412	574	909	1,449
Adjusted EBITDA	$4,986	$5,609	$9,528	$10,037

See “Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2020 and 2019” and “Comparison of the Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2020 and 2019” for discussion of the variances between periods in the components comprising Adjusted EBITDA.

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

We earn over 98% of our revenue from the sale of MFT products and services that are part of our EFT platform. We have multiple revenue streams from the EFT platform that include:

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

Index

Employees

Our workforce is organized as follows:

	June 30,
Department	2020	2019
Sales and Marketing	45	43
Engineering	17	9
Professional Services	6	6
Customer Support	23	21
Management and Administration	18	17
Total	109	96

Solution Perspective and Trends

The components of our revenue are as follows ($ in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Revenue By Type
License	$2,228	22.2%	$2,835	27.6%	$4,223	21.4%	$5,469	27.8%
M&S	7,295	72.7%	6,602	64.3%	14,361	72.7%	12,678	64.4%
Professional Services	508	5.1%	832	8.1%	1,159	5.9%	1,535	7.8%

Total Revenue	$10,031	100.0%	$10,269	100.0%	$19,743	100.0%	$19,682	100.0%

Revenue by Product Line
License
EFT Platform	$2,197	98.6%	$2,784	98.2%	$4,147	98.2%	$5,368	98.2%
Other	31	1.4%	51	1.8%	76	1.8%	101	1.8%

Total License Revenue	2,228	100.0%	2,835	100.0%	4,223	100.0%	5,469	100.0%

M&S
EFT Platform	7,178	98.4%	6,394	96.8%	14,108	98.2%	12,262	96.7%
Other	117	1.6%	208	3.2%	253	1.8%	416	3.3%

Total M&S Revenue	7,295	100.0%	6,602	100.0%	14,361	100.0%	12,678	100.0%

Professional Services (all EFT Platform)	508	100.0%	832	100.0%	1,159	100.0%	1,535	100.0%

Total Revenue
EFT Platform	9,883	98.5%	10,010	97.5%	19,414	98.3%	19,165	97.4%
Other	148	1.5%	259	2.5%	329	1.7%	517	2.6%

Total Revenue	$10,031	100.0%	$10,269	100.0%	$19,743	100.0%	$19,682	100.0%

Index

Revenue from our EFT platform products decreased 1% for the 2020 quarter compared to the 2019 quarter and increased 1% for the 2020 six months compared to the 2019 six months. Revenue for our other product lines decreased 43% for the 2020 quarter compared to the 2019 quarter and 36% for the 2020 six months compared to the 2019 six months, which is consistent with our expectations as discussed below. For a more detailed discussion of these revenue trends, see “Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2020 and 2019” and “Comparison of the Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2020 and 2019”.

Liquidity and Capital Resources

Our total cash, cash equivalents and working capital positions were as follows ($ in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$12,463	$4,702

Current assets	$21,438	$15,066
Current liabilities	(24,464)	(22,602)
Working capital	$(3,026)	$(7,536)

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

Cash provided or used by our various activities consisted of the following ($ in thousands):

	Cash Provided (Used) During the Six Months Ended June 30,
	2020	2019
Operating activities	$10,286	$10,261
Investing activities	(828)	(469)
Financing activities	(1,697)	(9,094)

Our cash provided by operating activities increased during the 2020 six months compared to the 2019 six months primarily due to the following factors:

●

Accounts receivable decreasing $927,000 in the 2020 six months compared to decreasing $537,000 in the 2019 six months due primarily to increased customer collections in the 2020 six months compared to the 2019 six months.

●

Deferred revenue increasing $963,000 in the 2020 six months compared to increasing $749,000 in the 2019 six months. The increase is due to increasing the resources dedicated to securing M&S renewals and an increase in multi-year renewals.

Index

Offset by:

●

Accrued expenses decreasing $98,000 in the 2020 six months compared to increasing $303,000 in the 2019 six months due primarily to the accrual of two contingent liabilities in the 2019 six months where no comparable event occurred in the 2020 six months.

●

Federal income tax receivable decreasing $388,000 in the 2020 six months compared to increasing $179,000 in the 2019 six months primarily due to decreased estimated tax payments due to prior period overpayments credit and receiving $263,000 of income tax refunds.

●

Net income after considering items not involving cash at the time they are recorded in the statement in the statement of operations and comprehensive income, as set forth on our Condensed Consolidated Statement of Cash Flows, decreased to $8.1 million for the 2020 six months as compared to $8.3 million for the 2019 six months. See “Comparison of the Consolidated Statement of Operations for the Six Months Ended June 30, 2020 and 2019” for a discussion of the changes in the components of these amounts.

●	Accounts payable decreasing $107,000 in the 2020 six months compared to increasing $63,000 in the 2019 six months due to normal variations in the timing of payment to our vendors.

The amount of cash we used for investing activities during the 2020 six months increased compared to the 2019 six months due primarily to an increase in our capitalized software development costs.

Financing activities used less cash during the 2020 six months than during the 2019 six months primarily due to no dividend payment in the 2020 six months compared to dividend payments of $9.0 million in the 2019 six months offset by the principal loan payment of $2.5 million in the 2020 six months.

Loan Agreement

In November 2019, we entered into a credit facility with J.P. Morgan Chase Bank, N.A, as Administrative Agent and East West Bank as Syndication Agent consisting of a $50.0 million term loan and a $5 million revolving agreement (the “Loan Agreement”). Funds from the term loan were substantially used to fund a special dividend of $3.35 to our common shareholders which was paid on December 5, 2019. The revolving loan may be accessed to fund working capital needs. The loans bear a variable interest rate of LIBOR plus a Term Loan Spread between 3.75% and 2.25%. The amount of the Term Loan Spread is a function of the Company’s Leverage Ratio. Effective January 3, 2020, the Company entered into an Amendment and Waiver No. 1 to the Credit Agreement to increase the amount of the special dividend permitted to be paid to stockholders on December 5, 2019 to accommodate last minute option exercises and to exclude the May 28, 2019 special dividend from the fixed charges calculation. Effective April 13, 2020, the Company entered into Amendment No. 2 to the Credit Agreement which provided formal consent for the Company to borrow $2.0 million under the U.S. Small Business Administration Payroll Protection Program authorized by the CARES Act. Following receipt of the loan proceeds, we evaluated our access to credit through other sources of funding and returned the funds on May 5, 2020.

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

At June 30, 2020, the principal balance outstanding under the term note payable was $46.9 million and the balance of the revolving note payable was zero.

The aggregate maturities of our notes payable, as of June 30, 2020, are as follows: $2.5 million in 2020, $7.5 million in 2021, $7.5 million in 2022, $10.0 million in 2023, and $19.4 million in 2024.

Interest payments under the credit facility are due monthly. Principal payments are due quarterly. The loans may be prepaid at any time without penalty.

Index

The Loan Agreement contains the following financial covenants:

●           We must not exceed a Total Leverage Ratio of 3.25x. This ratio decreases to 3.0x at September 30, 2020, 2.75x at March 31, 2021 and 2.25x at March 31, 2022. This ratio is defined in the Loan Agreement as the ratio of (a) consolidated total funded indebtedness to consolidated EBITDA minus capitalized software expenditures for the period of the four most recent consecutive fiscal quarters. As of June 30, 2020, this debt service coverage ratio was 2.57x.

●           We must maintain a Fixed Coverage Charge Ratio of 1.25x. This ratio is defined in the Loan Agreement as the ratio of consolidated EBITDA minus unfinanced capital expenditures to cash interest expense plus scheduled principal payments made plus taxes paid in cash plus restricted payments made in cash. As of June 30, 2020, this debt to tangible net worth ratio was 2.69x.

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

Contractual Obligations and Commitments

At June 30, 2020, our contractual obligations and commitments consisted primarily of the following items:

●	Obligations outstanding under the Loan Agreement described above.

●

An obligation to deliver services in the future to satisfy our right to earn our deferred revenue of $19.2 million. Those future services primarily relate to our obligations under M&S contracts. We will recognize this deferred revenue as revenue over the remaining life of those contracts which generally ranges from one to three years. Deferred revenue, unlike the other liability components of our working capital, is an obligation we will satisfy through providing services in the future to our clients as part of our ongoing operating activities from which we have historically generated cash flow. Our deferred revenue does not involve a disbursement of cash as a direct payment of that liability.

●

Trade accounts payable and accrued liabilities which include our contractual obligations to pay software royalties to third parties that vary in amount based on our sales volume of products upon which royalties are payable.

●	Operating lease for our office space.

●	Federal and state taxes.

Comparison of the Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
	2020	2019	$ Change
	$ in thousands

Total revenues	$10,031	$10,269	$(238)
Total cost of revenues	1,607	1,587	20
Gross profit	8,424	8,682	(258)
Operating expenses
Sales and marketing	2,062	1,899	163
General and administrative	1,450	1,757	(307)
Legal and professional	462	222	240
Research and development	352	275	77
Total operating expenses	4,326	4,153	173
Income from operations	4,098	4,529	(431)
Other income (expense)	(628)	30	(658)
Income before income taxes	3,470	4,559	(1,089)
Income tax expense	(31)	926	(957)
Net income	$3,501	$3,633	$(132)

Index

In the discussion below, the percentage changes cited are based on the 2020 quarter amounts compared to the 2019 quarter amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Three Months Ended June 30,
	2020		2019
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$2,228	22.2%	$2,835	27.6%
M&S	7,295	72.7%	6,602	64.3%
Professional Services	508	5.1%	832	8.1%

Total Revenue	$10,031	100.0%	$10,269	100.0%

Revenue by Product Line
License
EFT Platform	$2,197	98.6%	$2,784	98.2%
Other	31	1.4%	51	1.8%

	2,228	100.0%	2,835	100.0%
M&S
EFT Platform	7,178	98.4%	6,394	96.8%
Other	117	1.6%	208	3.2%

	7,295	100.0%	6,602	100.0%

Professional Services (all EFT Platform)	508	100.0%	832	100.0%

Total Revenue
EFT Platform	9,883	98.5%	10,010	97.5%
Other	148	1.5%	259	2.5%

	$10,031	100.0%	$10,269	100.0%

Our total revenue decreased 2%. Revenue from our EFT platform products and services decreased 1%. Revenue from our other products that consist of Mail Express, WAFS, and CuteFTP decreased to less than 2% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

EFT Platform Products

License revenue from our EFT platform products decreased 21%. The decline is primarily attributable to a slowdown in deal velocity related to COVID-19. We believe some clients and prospects decided to defer their buying decisions to a later period. Economic downturns or other adverse economic conditions, including but not limited to, public health crises that reduce economic activity (including the recent coronavirus COVID-19 outbreak) could have an adverse effect on spending on information technology projects since in such environments, prospects and clients may reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

Index

M&S revenue from our EFT platform products increased 12% primarily due to:

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

Our professional services revenue was $324,000 less for the 2020 quarter compared to the 2019 quarter, a decrease of 39%. This decrease was primarily due to the decreased license revenue from our EFT platform since there generally is a direct relationship between the licenses our customers purchase and their need for professional services.

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

Cost of software license revenue was relatively flat and as a percent of software license revenue was 33% in the 2020 quarter compared to 26% in the 2019 quarter. Variable costs increased despite the decrease in license revenue due to the mix of products sold.

Cost of M&S revenue as a percent of M&S revenue was 8% in the 2020 quarter and 9% in the 2019 quarter. Cost of revenue for M&S in absolute dollars increased by 7%. The increase in absolute dollars was due primarily to an increase in personnel related expenses.

Cost of professional services revenue as a percent of that revenue was 53% in the 2020 quarter as compared to 35% in the 2019 quarter. The cost of revenue associated with professional services is mainly personnel related and a decrease in the associated revenue will cause a decrease in the gross margin.

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 21% of total revenue for the 2020 quarter compared to 18% of total revenue for the 2019 quarter. In absolute dollars these expenses increased 9% due primarily to an increase in personnel related expenses.

General and Administrative. These expenses decreased 17% primarily due to a decrease in compensation expense related to the accelerated vesting of restricted stock granted to a former member of our Board of Directors in May 2019. The vesting acceleration was approved by the Compensation Committee of the Board of Directors.

Legal and Professional. These expenses increased 108% primarily due to an increase in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation.

Index

Research and Development.  The overall profile of our research and development (“R&D”) activities was as follows ($ in thousands):

	Three Months Ended June 30,
	2020	2019
R&D expense	$352	$275
Capitalized software development costs	404	236
Total resources expended for R&D	$756	$511

Our total R&D expenditures increased 48% between the 2020 and 2019 quarters mainly due to higher personnel related expenses.

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
●

For 2020 an ordinary loss under Section 165(g)(3) of the Internal Revenue Code related to the worthlessness of the stock of our 100% owned subsidiary TappIn, Inc., which was dissolved on June 16, 2020.

Index

Comparison of the Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2020 and 2019

	Six Months Ended June 30,
	2020	2019	$ Change
	$ in thousands

Total revenues	$19,743	$19,682	$61
Total cost of revenues	3,189	3,021	168
Gross profit	16,554	16,661	(107)
Operating expenses
Sales and marketing	4,137	3,815	322
General and administrative	2,974	3,776	(802)
Legal and professional	1,077	798	279
Research and development	664	600	64
Total operating expenses	8,852	8,989	(137)
Income from operations	7,702	7,672	30
Other income (expense)	(1,402)	54	(1,456)
Income before income taxes	6,300	7,726	(1,426)
Income tax expense	430	1,673	(1,243)
Net income	$5,870	$6,053	$(183)

In the discussion below, the percentage changes cited are based on the 2020 six month amounts compared to the 2019 six month amounts.

Revenue. The components of our revenues were as follows ($ in thousands):

	Six Months Ended June 30,
	2020		2019
		Percent of		Percent of
	Amount	Total	Amount	Total

Revenue By Type
License	$4,223	21.4%	$5,469	27.8%
M&S	14,361	72.7%	12,678	64.4%
Professional Services	1,159	5.9%	1,535	7.8%

Total Revenue	$19,743	100.0%	$19,682	100.0%

Revenue by Product Line
License
EFT Platform	$4,147	98.2%	$5,368	98.2%
Other	76	1.8%	101	1.8%

	4,223	100.0%	5,469	100.0%
M&S
EFT Platform	14,108	98.2%	12,262	96.7%
Other	253	1.8%	416	3.3%

	14,361	100.0%	12,678	100.0%

Professional Services (all EFT Platform)	1,159	100.0%	1,535	100.0%

Total Revenue
EFT Platform	19,414	98.3%	19,165	97.4%
Other	329	1.7%	517	2.6%

	$19,743	100.0%	$19,682	100.0%

Index

Our total revenue was relatively flat. Revenue from our EFT platform products and services increased 1%. Revenue from our other products that consist of Mail Express, WAFS, and CuteFTP decreased to less than 2% of our total revenue, which is a trend that is in line with our ongoing de-emphasis of those products.

We continue to offer product support for Mail Express and WAFS, which we discontinued as products for sale as of January 1, 2019.

EFT Platform Products

License revenue from our EFT platform products decreased 23%. The decline is primarily attributable to a slowdown in deal velocity related to COVID-19. We believe some clients and prospects decided to defer their buying decisions to a later period. Economic downturns or other adverse economic conditions, including but not limited to, public health crises that reduce economic activity (including the recent coronavirus COVID-19 outbreak) could have an adverse effect on spending on information technology projects since in such environments, prospects and clients may reduce, sometimes greatly, their discretionary spending to focus on preserving mandatory spending budgets.

M&S revenue from our EFT platform products increased 15% primarily due to:

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

Our professional services revenue was $376,000 less for the 2020 six months compared to the 2019 six months, a decrease of 24%. This decrease was primarily due to the decreased license revenue from our EFT platform since there generally is a direct relationship between the licenses our customers purchase and their need for professional services.

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

Cost of software license revenue increased 5% and as a percent of software license revenue was 33% in the 2020 six months compared to 25% in the 2019 six months. These increases were primarily due to an increase in amortization of capitalized software development costs.

Cost of M&S revenue as a percent of M&S revenue was 8% in the 2020 six months and 9% in the 2019 six months. Cost of revenue for M&S in absolute dollars increased by 11%. The increase in absolute dollars was due primarily to an increase in personnel related expenses.

Index

Cost of professional services revenue as a percent of that revenue was 48% in the 2020 six months as compared to 38% in the 2019 six months. The cost of revenue associated with professional services is mainly personnel related and a decrease in the associated revenue will cause a decrease in the gross margin.

Sales and Marketing.  We believe it meaningful to view cost of sales and marketing as a percent of revenues since many of those costs, particularly sales commissions, are variable relative to revenue. These expenses were 21% of total revenue for the 2020 six months compared to 19% of total revenue for the 2019 six months. In absolute dollars these expenses increased 8% due primarily to an increase in personnel related expenses.

General and Administrative. These expenses decreased 21% primarily due to a decrease in stock-based compensation expense related to the accelerated vesting of options granted to our former Chief Executive Officer who passed away unexpectedly in March 2019 and the accelerated vesting of restricted stock granted to a former member of our Board of Directors in May 2019. The vesting acceleration of the stock options was pursuant to the terms of the applicable option agreements and the vesting of the restricted stock grant was approved by the Compensation Committee of the Board of Directors.

Legal and Professional. These expenses increased 35% primarily due to an increase in professional fees and related expenses associated with the previously disclosed internal investigation, the restatement of certain of our financial statements and related litigation.

Research and Development.  The overall profile of our R&D activities was as follows ($ in thousands):

	Six Months Ended June 30,
	2020	2019
R&D expense	$664	$600
Capitalized software development costs	768	437
Total resources expended for R&D	$1,432	$1,037

Our total R&D expenditures increased 38% between the 2020 and 2019 six months mainly due to higher personnel related expenses.

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

Income Taxes. Our effective rate differed from the federal statutory tax rate of 21% in the 2020 six months and the 2019 six months primarily due to:

●	Certain expenses in our condensed consolidated financial statements, such as a portion of meals and entertainment expenses that are not deductible on our federal income tax return.
●	State income taxes included in income tax expense in our condensed consolidated financial statements.

Index

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
●

For 2020 an ordinary loss under Section 165(g)(3) of the Internal Revenue Code related to the worthlessness of the stock of our 100% owned subsidiary TappIn, Inc., which was dissolved on June 16, 2020.

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

Changes in Internal Control over Financial Reporting

We transitioned to a remote work force effective March 16, 2020 due to the coronavirus COVID-19 outbreak. This transition had no effect on our internal control procedures and there have been no other changes in our internal control over financial reporting during the six months ended June 30, 2020 that could have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

Part II. Other Information

Item 1. Legal Proceedings

The information set forth under “Note 12 – Commitments and Contingencies – Legal and Regulatory Matters” to the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report is incorporated herein by reference.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2019 Form 10-K filed with the SEC on March 16, 2020. Except as set forth in this Quarterly Report, the risks and uncertainties described in “Item 1A. Risk Factors” of our 2019 Form 10-K have not materially changed. These risk factors could materially affect our business, financial condition or future results, but they are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Reference is made to the “Explanatory Note” set forth immediately prior to Item 1 of Part I of this Quarterly Report for certain information, and for references to certain defined terms, that have a bearing on the risk factors set forth below.

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

Index

The proposed Offer and Merger providing for the acquisition of our Company are subject to various closing conditions and uncertainties, and there can be no assurances as to whether and when the Offer and Merger may be completed.

Completion of the Offer and Merger are subject to a number of conditions, some of which are outside of the parties’ control, that may prevent, delay, or otherwise materially adversely affect their completion. The consummation of the Offer is subject to, among other things, (i) there being validly tendered and not validly withdrawn prior to the expiration of the Offer a number of Shares which, considered together with all other Shares, if any, beneficially owned by Parent, and its affiliates, but excluding any Shares tendered to guaranteed delivery procedures that have not yet been received, represents at least a majority of the Shares outstanding on a fully diluted basis, (ii) the expiration or termination of any waiting period (and extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, relating to the purchase of Shares pursuant to the Offer or the consummation of the Merger (which condition was satisfied on August 4, 2020) , (iii) the absence of any law, judgment, injunction, order or decree by any governmental authority that would make illegal or otherwise prevent or prohibit the consummation of the Offer or the Merger, (iv) that any change, event, effect or development that, individually or in the aggregate, has had or would reasonably be expected to have, a Company Material Adverse Effect (as defined in the Merger Agreement) shall not have occurred, (v) the accuracy of the representations and warranties of the Company contained in the Merger Agreement, subject to customary exceptions, (vi) the Company’s material compliance with its covenants contained in the Merger Agreement, (vii) the Merger Agreement shall not have been terminated, and (viii) other customary conditions. If any of these conditions are not satisfied or waived, it is possible that the Offer and Merger will not be consummated in the expected time frame or that the Merger Agreement may be terminated. If the proposed sale or a similar transaction is not completed, the market price of our common stock will likely decline, as we believe that our market price reflects an assumption that the proposed acquisition will be completed.

If the proposed Offer and Merger are not consummated, there may be additional material adverse consequences beyond the anticipated decline in our market price.

Other than specific performance if and when it is available to us under the Merger Agreement, our recourse against Parent is generally limited to an amount equal to the reverse termination fee of $11,055,000.00. In addition, under circumstances defined in the Merger Agreement, we may be required to pay a termination fee of $5,527,500.00 or $3,685,000.00 to Parent. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruption to our business resulting from the announcement and pendency of the transaction and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, employees or suppliers, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be materially adversely affected, as compared to the Company’s condition prior to the announcement of the transaction, if the transaction is not consummated.

While the proposed Offer and Merger are pending, we are subject to business uncertainties that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees, customers or suppliers.

The Offer will be completed and the Merger consummated only if stated conditions are met; accordingly, there may be uncertainty regarding the completion of the Offer and the consummation of the Merger. This uncertainty may cause customers or suppliers to refrain from doing business with us or to change the terms under which they do business with us, which could materially adversely affect our business, results of operations and financial condition. Due to this uncertainty, there can be no assurance that our employees, including key personnel, can be retained during the pendency of the proposed transaction to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could materially adversely affect our business and operations. In addition, we have diverted, and will continue to divert, significant management resources toward the completion of the transaction, which could materially adversely affect our business and operations.

While the proposed Offer and Merger are pending, we are subject to contractual restrictions and other factors that could materially adversely affect our operations and the future of our business or result in a loss of employees.

The Merger Agreement includes customary restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations unless we obtain Parent’s prior written consent, which they may not unreasonably withhold. We may find that these and other contractual arrangements in the Merger Agreement may delay, prevent or otherwise limit us from responding effectively to changes in our business, industry developments and future business opportunities that may arise prior to closing. In addition, whether or not the Offer and Merger are consummated, while they are pending we will continue to incur costs, fees, expenses and charges related to the proposed transactions, which may materially adversely affect our business, results of operations and financial condition. In addition to the Stein and Thompson Complaints, plaintiffs may file additional lawsuits against the Company and our Board of Directors challenging the proposed transaction. An adverse ruling in any such lawsuit may have a material adverse financial impact on the Company and/or prevent the proposed transactions from being completed. Even if we are successful in any such litigation, such proceedings could result in significant costs of defense, indemnification and liability.

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

2.1

Agreement and Plan of Merger dated as of July 19, 2020, by and among the Company, Merger Sub, Parent and solely with respect to certain sections therein, HS Purchaser, LLC and Help/Systems Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission by the Company on July 20, 2020).

31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted as Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBALSCAPE, INC.

August 10, 2020	By:	/s/ Karen J. Young
Date		Karen J. Young
Chief Financial Officer